Form 10-Q
period 2014-03-31
ESTEE LAUDER COMPANIES INC
filed 2014-05-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

At April 25, 2014, 234,070,441 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,728,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
	(In millions, except per share data)

Net Sales	$2,549.8	$2,291.8	$8,243.5	$7,774.3
Cost of Sales	498.7	443.1	1,624.4	1,550.3

Gross Profit	2,051.1	1,848.7	6,619.1	6,224.0

Operating expenses
Selling, general and administrative	1,709.5	1,605.3	5,173.9	4,831.8
Restructuring and other charges	—	(1.7)	(2.2)	12.0
Total operating expenses	1,709.5	1,603.6	5,171.7	4,843.8

Operating Income	341.6	245.1	1,447.4	1,380.2

Interest expense, net	12.3	12.6	38.2	41.8
Interest expense on debt extinguishment	—	—	—	19.1
Other income	—	—	—	23.1
Earnings before Income Taxes	329.3	232.5	1,409.2	1,342.4

Provision for income taxes	115.6	53.6	458.5	414.5
Net Earnings	213.7	178.9	950.7	927.9

Net earnings attributable to noncontrolling interests	(0.5)	(0.1)	(4.3)	(2.1)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$213.2	$178.8	$946.4	$925.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$0.55	$0.46	$2.44	$2.39
Diluted	0.54	0.45	2.40	2.35

Weighted-average common shares outstanding
Basic	385.8	387.2	387.3	387.5
Diluted	392.1	394.0	394.1	394.7

Cash dividends declared per common share	$.20	$.18	$.58	$.90

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
	(In millions)

Net earnings	$213.7	$178.9	$950.7	$927.9

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.2	0.3	0.6	0.5
Net derivative instrument gain (loss)	1.4	11.9	(14.2)	(6.2)
Amounts included in net periodic benefit cost	5.5	8.2	16.3	25.2
Translation adjustments	(8.2)	(75.6)	44.3	3.2
Benefit (provision) for deferred income taxes on components of other comprehensive income	(2.0)	(9.5)	1.8	(7.3)

Total other comprehensive income (loss)	(3.1)	(64.7)	48.8	15.4
Comprehensive income (loss)	210.6	114.2	999.5	943.3

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(0.5)	(0.1)	(4.3)	(2.1)
Translation adjustments	(0.1)	—	(0.8)	(0.8)
	(0.6)	(0.1)	(5.1)	(2.9)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$210.0	$114.1	$994.4	$940.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2014	2013
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,530.2	$1,495.7
Accounts receivable, net	1,399.0	1,171.7
Inventory and promotional merchandise, net	1,215.4	1,113.9
Prepaid expenses and other current assets	547.2	515.9
Total current assets	4,691.8	4,297.2

Property, Plant and Equipment, net	1,434.9	1,350.7

Other Assets
Goodwill	891.5	881.5
Other intangible assets, net	160.2	169.6
Other assets	467.6	446.2
Total other assets	1,519.3	1,497.3
Total assets	$7,646.0	$7,145.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$18.4	$18.3
Accounts payable	512.5	481.7
Other accrued liabilities	1,508.4	1,434.6
Total current liabilities	2,039.3	1,934.6

Noncurrent Liabilities
Long-term debt	1,327.7	1,326.0
Other noncurrent liabilities	596.6	582.7
Total noncurrent liabilities	1,924.3	1,908.7

Contingencies (Note 7)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2014 and June 30, 2013; shares issued: 411,729,182 at March 31, 2014 and 407,988,891 at June 30, 2013; Class B shares authorized: 304,000,000 at March 31, 2014 and June 30, 2013; shares issued and outstanding: 148,728,082 at March 31, 2014 and 148,978,082 at June 30, 2013	5.6	5.6
Paid-in capital	2,498.2	2,289.9
Retained earnings	6,085.1	5,364.1
Accumulated other comprehensive loss	(109.5)	(157.5)
	8,479.4	7,502.1
Less: Treasury stock, at cost; 177,528,817 Class A shares at March 31, 2014 and 168,972,698 Class A shares at June 30, 2013	(4,812.1)	(4,215.2)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,667.3	3,286.9
Noncontrolling interests	15.1	15.0
Total equity	3,682.4	3,301.9
Total liabilities and equity	$7,646.0	$7,145.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net earnings	$950.7	$927.9
Adjustments to reconcile net earnings to net cash flows from operatingactivities:
Depreciation and amortization	280.0	247.2
Deferred income taxes	(33.7)	(43.3)
Non-cash stock-based compensation	124.8	118.4
Excess tax benefits from stock-based compensation arrangements	(31.9)	(47.7)
Loss on disposal of property, plant and equipment	7.6	9.7
Non-cash charges associated with restructuring activities	0.1	1.6
Pension and post-retirement benefit expense	52.6	61.3
Pension and post-retirement benefit contributions	(22.7)	(20.6)
Loss on Venezuela remeasurement	38.3	2.8
Other non-cash items	(0.2)	(25.9)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(226.7)	(297.0)
Increase in inventory and promotional merchandise, net	(87.4)	(4.2)
Increase in other assets, net	(65.1)	(24.0)
Increase (decrease) in accounts payable	26.4	(104.1)
Increase in other accrued and noncurrent liabilities	156.6	132.1
Net cash flows provided by operating activities	1,169.4	934.2

Cash Flows from Investing Activities
Capital expenditures	(342.8)	(305.5)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.2)	(8.7)
Proceeds from disposition of long-term investments	8.4	6.3
Purchases of long-term investments	(0.6)	(2.9)
Net cash flows used for investing activities	(344.2)	(310.8)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	5.3	(198.7)
Proceeds from issuance of long-term debt, net	—	498.7
Debt issuance costs	—	(4.1)
Repayments and redemptions of long-term debt	(9.1)	(238.2)
Net proceeds from stock-based compensation transactions	55.4	71.3
Excess tax benefits from stock-based compensation arrangements	31.9	47.7
Payments to acquire treasury stock	(600.3)	(363.2)
Dividends paid to stockholders	(225.2)	(349.3)
Payments to noncontrolling interest holders for dividends	(2.7)	(0.7)
Net cash flows used for financing activities	(744.7)	(536.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(46.0)	4.0
Net Increase in Cash and Cash Equivalents	34.5	90.9
Cash and Cash Equivalents at Beginning of Period	1,495.7	1,347.7
Cash and Cash Equivalents at End of Period	$1,530.2	$1,438.6

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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included.  The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(7.6) million and $(83.7) million, net of tax, during the three months ended March 31, 2014 and 2013, respectively, and $50.4 million and $(1.1) million, net of tax, during the nine months ended March 31, 2014 and 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  During the third quarter of fiscal 2014, the Venezuelan government enacted changes to the foreign exchange controls that expanded the use of its existing exchange mechanisms and created another exchange control mechanism (“SICAD II”), which allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose.  As a result, the Company considered its specific facts and circumstances in determining the appropriate remeasurment rate, principally assessing its legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, the Company’s past and expected future ability to transact through those mechanisms, and the Company’s intent to utilize a particular mechanism for particular purposes.  Although the SICAD II mechanism and its level and frequency of exchange continue to be regulated by the Venezuelan government, it offers the possibility of foreign exchange in a theoretically open market without restricted uses and in management’s opinion is the only mechanism legally available at this time for the Company’s highest priority transactions, which are the import of goods.  Therefore, the Company believes the SICAD II rate is the most appropriate rate that reflects the economics of its Venezuelan subsidiary’s business as of March 24, 2014, when the SICAD II mechanism became operational.  As a result, the Company changed the exchange rate used to remeasure the monetary assets and liabilities of its Venezuelan subsidiary from 6.3 to the SICAD II rate, which was 49.81 as of March 31, 2014.  Accordingly, a remeasurement charge of $38.3 million, on a before and after tax basis, was reflected in Selling, general and administrative expenses in the Company’s consolidated statements of earnings for the three and nine months ended March 31, 2014.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions, including the effects of Venezuelan remeasurement charges, of $(41.7) million and $0.4 million during the three months ended March 31, 2014 and 2013, respectively, and $(48.1) million and $1.8 million during the nine months ended March 31, 2014 and 2013, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $26.0 million and $22.7 million as of March 31, 2014 and June 30, 2013, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $284.0 million, or 11%, and $253.0 million, or 11%, of the Company’s consolidated net sales for the three months ended March 31, 2014 and 2013, respectively, and $907.0 million, or 11%, and $859.2 million, or 11%, of the Company’s consolidated net sales for the nine months ended March 31, 2014 and 2013, respectively.  This customer accounted for $206.0 million, or 15%, and $113.7 million, or 10%, of the Company’s accounts receivable at March 31, 2014 and June 30, 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	March 31	June 30
(In millions)	2014	2013

Raw materials	$326.0	$274.2
Work in process	160.6	116.8
Finished goods	572.5	510.9
Promotional merchandise	156.3	212.0
	$1,215.4	$1,113.9

Property, Plant and Equipment

	March 31	June 30
(In millions)	2014	2013
Assets (Useful Life)
Land	$15.2	$14.7
Buildings and improvements (10 to 40 years)	202.3	195.4
Machinery and equipment (3 to 10 years)	654.1	647.9
Computer hardware and software (4 to 10 years)	975.1	948.4
Furniture and fixtures (5 to 10 years)	72.2	71.6
Leasehold improvements	1,496.5	1,349.6
	3,415.4	3,227.6
Less accumulated depreciation and amortization	1,980.5	1,876.9
	$1,434.9	$1,350.7

The cost of assets related to projects in progress of $219.5 million and $178.7 million as of March 31, 2014 and June 30, 2013, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $94.0 million and $88.6 million during the three months ended March 31, 2014 and 2013, respectively, and $275.1 million and $241.8 million during the nine months ended March 31, 2014 and 2013, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31	June 30
(In millions)	2014	2013

Advertising, merchandising and sampling	$300.1	$318.6
Employee compensation	420.1	433.3
Payroll and other taxes	157.1	135.7
Accrued income taxes	175.9	81.3
Other	455.2	465.7
	$1,508.4	$1,434.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 35.1% and 23.0% for the three months ended March 31, 2014 and 2013, respectively.  The increase in the effective income tax rate was principally due to various discrete adjustments that were recognized in the prior-year period that resulted in a lower quarterly tax rate.  These prior-year period adjustments included the reversal of income tax reserves, the reversal of a deferred tax asset valuation allowance on certain net operating loss carryforwards, and the retroactive reinstatement of the U.S. Federal research and development tax credit signed into law on January 2, 2013.  Contributing to the higher quarterly effective tax rate in the current-year period was a higher effective tax rate related to the Company’s foreign operations, which included the impact of the Venezuelan remeasurement charge for which no tax benefit has been provided.

The effective income tax rate was 32.5% and 30.9% for the nine months ended March 31, 2014 and 2013, respectively.  The increase in the effective income tax rate was attributable to a higher effective tax rate on the Company’s foreign operations, including the impact of the Venezuelan remeasurement charge for which no tax benefit has been provided, as well as the prior-year period impact of income tax reserve reversals and the retroactive reinstatement of the U.S. Federal research and development tax credit signed into law on January 2, 2013.

As of March 31, 2014 and June 30, 2013, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $56.7 million and $64.0 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2014 that, if recognized, would affect the effective tax rate was $40.5 million.  During the three and nine months ended March 31, 2014, the Company recognized a gross interest and penalty benefit in the accompanying consolidated statements of earnings of $0.7 million and $0.3 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2014 and June 30, 2013 was $14.0 million and $17.4 million, respectively.  On the basis of the information available as of March 31, 2014, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

During the second quarter of fiscal 2014, the Spain Supreme Court notified the Company that its appeal with respect to the disallowance of tax deductions claimed by its Spanish subsidiary for fiscal years 1999 through 2002 was denied.  This decision represents the final outcome of the matter, which did not have a material impact on the Company’s consolidated financial statements.  For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

As of March 31, 2014 and June 30, 2013, the Company had current net deferred tax assets of $294.8 million and $296.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $55.4 million and $50.3 million as of March 31, 2014 and June 30, 2013, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on the basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  This guidance became effective in the beginning of the Company’s fiscal 2014 first quarter and the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In April 2014, the FASB issued authoritative guidance which changes the criteria for a disposal to qualify as a discontinued operation.  This revised standard defines a discontinued operation as (i) a component of an entity or group of components that has been disposed of or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of acquisition.  The standard also requires expanded disclosures related to discontinued operations and added disclosure requirements for individually material disposal transactions that do not meet the discontinued operations criteria.  This guidance becomes effective prospectively for the Company’s fiscal 2016 first quarter, with early adoption permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available to be issued.  The Company will apply this new guidance when it becomes effective and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance becomes effective prospectively for unrecognized tax benefits that exist as of the Company’s fiscal 2015 first quarter, with retrospective application and early adoption permitted.  The Company will apply this new guidance prospectively when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued authoritative guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity.  This amended guidance requires that CTA be released in net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only.  In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both, events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition.  The CTA should be released into net income upon the occurrence of such events.  This guidance becomes effective prospectively for the Company’s fiscal 2015 first quarter with early adoption permitted.  The Company will apply this new guidance when it becomes effective and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

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

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2013
Goodwill	$67.7	$430.4	$54.8	$401.6	$954.5
Accumulated impairments	(32.5)	—	—	(40.5)	(73.0)
	35.2	430.4	54.8	361.1	881.5

Goodwill acquired during the period	—	9.4	—	—	9.4
Translation adjustments	—	—	—	0.6	0.6
	—	9.4	—	0.6	10.0

Balance as of March 31, 2014
Goodwill	69.0	439.8	54.8	400.1	963.7
Accumulated impairments	(33.8)	—	—	(38.4)	(72.2)
	$35.2	$439.8	$54.8	$361.7	$891.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	March 31, 2014			June 30, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$268.0	$213.5	$54.5	$268.0	$204.1	$63.9
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.0	$256.5	54.5	$311.0	$247.1	63.9
Non-amortizable intangible assets:
Trademarks and other			105.7			105.7
Total intangible assets			$160.2			$169.6

The aggregate amortization expense related to amortizable intangible assets was $3.0 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively, and was $9.3 million and $9.4 million for the nine months ended March 31, 2014 and 2013, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2014 and for each of fiscal 2015 to 2018 is $3.1 million, $12.1 million, $12.0 million, $9.9 million and $8.4 million, respectively.

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

Restructuring Charges (Adjustments)

The following table presents restructuring charges (adjustments) related to the Program as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2014	2013	2014	2013

Employee-related costs	$(0.2)	$(3.4)	$(3.7)	$10.2
Asset write-offs	—	0.3	—	0.4
Contract terminations	0.2	0.3	1.2	0.3
Other exit costs	—	0.8	0.2	0.7
Total restructuring charges (adjustments)	$—	$(2.0)	$(2.3)	$11.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents aggregate restructuring charges (adjustments) related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Nine months ended March 31, 2014	(3.7)	—	1.2	0.2	(2.3)
Charges recorded through March 31, 2014	$165.9	$21.4	$24.0	$14.8	$226.1

The following table presents accrued restructuring charges (adjustments) and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4
Charges (adjustments)	(3.7)	—	1.2	0.2	(2.3)
Cash payments	(14.1)	—	(0.7)	(0.5)	(15.3)
Translation adjustments	0.4	—	—	(0.1)	0.3
Balance at March 31, 2014	$10.1	$—	$0.7	$0.3	$11.1

Accrued restructuring charges at March 31, 2014 are expected to result in cash expenditures funded from cash provided by operations of approximately $4 million for the remainder of fiscal 2014 and $7 million in fiscal 2015.

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

For each derivative contract entered into where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		March 31 2014	June 30 2013		March 31 2014	June 30 2013
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$14.6	$20.8	Other accrued liabilities	$13.5	$6.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.2	0.9	Other accrued liabilities	5.0	2.7

Total Derivatives		$16.8	$21.7		$18.5	$9.1

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended		from AOCI into	Three Months Ended
	March 31		Earnings (Effective	March 31
(In millions)	2014	2013	Portion)	2014	2013

Foreign currency forward contracts	$3.2	$13.5	Cost of sales	$1.1	$(0.9)
			Selling, general and administrative	0.6	2.4
Total derivatives	$3.2	$13.5		$1.7	$1.5

(1)             The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $0.3 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2014.  The amount of gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2013 was de minimis.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Nine Months Ended March 31		AOCI into Earnings	Nine Months Ended March 31
(In millions)	2014	2013	(Effective Portion)	2014	2013

Foreign currency forward contracts	$(7.1)	$(0.2)	Cost of sales	$3.6	$(1.3)
			Selling, general and administrative	3.3	7.0
Total derivatives	$(7.1)	$(0.2)		$6.9	$5.7

(1)             The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $0.9 million and $1.5 million for the nine months ended March 31, 2014 and 2013, respectively.  There was a $0.5 million and $0.2 million net loss recognized in earnings related to the ineffective portion of the hedging relationships for the nine months ended March 31, 2014 and 2013, respectively.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2014	2013	2014	2013

Foreign currency forward contracts	Selling, general and administrative	$(2.3)	$2.0	$(0.9)	$1.8

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

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of March 31, 2014, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of March 31, 2014 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $1.8 million.  The accumulated gain on foreign currency cash-flow hedges in AOCI was $2.9 million and $16.9 million as of March 31, 2014 and June 30, 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2014, the Company had foreign currency forward contracts in the amount of $1,792.5 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($399.2 million), Euro ($332.6 million), Swiss franc ($165.9 million), Canadian dollar ($164.2 million), Australian dollar ($116.2 million), Thailand baht ($88.5 million) and Japanese yen ($84.7 million).

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $16.8 million at March 31, 2014.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At March 31, 2014, the Company was in a net asset position for these derivative contracts that contain such features.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts as of March 31, 2014 was $4.5 million.  As of March 31, 2014, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$16.8	$—	$16.8
Available-for-sale securities	7.4	—	—	7.4
Total	$7.4	$16.8	$—	$24.2

Liabilities:
Foreign currency forward contracts	$—	$18.5	$—	$18.5

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

Note receivable — During the second quarter of fiscal 2013, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  The fair value of the receivable under the amended agreement was determined by discounting the future cash flows using an implied market rate of 6.1%.  This implied market rate reflects the Company’s estimate of interest rates prevailing in the market for notes with comparable remaining maturities, the creditworthiness of the counterparty, and an assessment of the ultimate collectability of the instrument.  The implied market rate is deemed to be an unobservable input and as such the Company’s note receivable is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would not result in a significant change to the fair value of the receivable.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	March 31 2014		June 30 2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,530.2	$1,530.2	$1,495.7	$1,495.7
Available-for-sale securities	7.4	7.4	6.5	6.5
Note receivable	8.4	8.5	16.8	16.9
Current and long-term debt	1,346.1	1,402.6	1,344.3	1,387.8

Derivatives
Foreign currency forward contracts — asset (liability)	(1.7)	(1.7)	12.6	12.6

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

The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2014	2013	2014	2013	2014	2013

Service cost	$7.9	$8.5	$6.2	$6.0	$0.8	$0.9
Interest cost	7.8	6.6	4.8	4.5	2.0	2.0
Expected return on plan assets	(11.7)	(11.3)	(5.2)	(4.8)	(0.5)	(0.4)
Amortization of:
Prior service cost	0.1	0.2	0.7	0.7	0.3	0.2
Actuarial loss	1.8	3.7	2.4	2.3	0.2	1.1
Net periodic benefit cost	$5.9	$7.7	$8.9	$8.7	$2.8	$3.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the nine months ended March 31, 2014 and 2013 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2014	2013	2014	2013	2014	2013

Service cost	$23.7	$25.4	$18.5	$18.0	$2.5	$3.2
Interest cost	23.4	20.0	14.2	13.5	6.0	5.8
Expected return on plan assets	(35.1)	(33.9)	(15.4)	(14.5)	(1.5)	(1.4)
Amortization of:
Prior service cost	0.5	0.5	2.1	2.1	0.7	0.6
Actuarial loss	5.5	10.9	6.9	7.0	0.6	3.3
Settlements and curtailments	—	—	—	0.8	—	—
Net periodic benefit cost	$18.0	$22.9	$26.3	$26.9	$8.3	$11.5

During the nine months ended March 31, 2014, the Company made contributions to its international pension plans totaling approximately $11.9 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	March 31	June 30
(In millions)	2014	2013
Other assets	$144.7	$144.0
Other accrued liabilities	(23.1)	(23.1)
Other noncurrent liabilities	(365.5)	(349.2)
Funded status	(243.9)	(228.3)
Accumulated other comprehensive loss	305.6	315.0
Net amount recognized	$61.7	$86.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($82.7 million at the exchange rate at March 31, 2014) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($31.6 million at the exchange rate at March 31, 2014) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal and oral arguments for the appeal are scheduled for June 2014.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($34.9 million at the exchange rate at March 31, 2014) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

NOTE 8 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of March 31, 2014, approximately 14,858,300 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2014	2013	2014	2013

Compensation expense	$29.9	$29.6	$124.8	$118.4
Income tax benefit	9.9	9.7	41.0	38.6

As of March 31, 2014, the total unrecognized compensation cost related to unvested stock-based awards was $131.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of March 31, 2014 and changes during the nine months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2013	15,071.4	$36.60
Granted at fair value	1,864.9	67.42
Exercised	(1,833.0)	30.25
Expired	(7.9)	32.00
Forfeited	(83.0)	53.83
Outstanding at March 31, 2014	15,012.4	41.11	$387.9	6.7

Vested and expected to vest at March 31, 2014	14,864.4	40.90	$387.2	6.7

Exercisable at March 31, 2014	10,103.0	31.94	$353.0	5.9

(1)        The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2014	2013	2014	2013

Per-share weighted-average grant date fair value of stock options granted	$23.58	$19.94	$23.13	$20.30

Intrinsic value of stock options exercised	$21.7	$53.8	$69.8	$119.1

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013
Weighted-average expected stock-price volatility	32%	34%	33%	34%
Weighted-average expected option life	7 years	7 years	7 years	8 years
Average risk-free interest rate	2.2%	1.3%	2.5%	1.2%
Average dividend yield	1.1%	1.2%	1.1%	1.0%

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

Performance Share Units

During the nine months ended March 31, 2014, the Company granted approximately 291,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2016, all subject to the continued employment or retirement of the grantees.  PSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  In September 2013, approximately 548,800 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of approximately 365,900 PSUs that vested as of June 30, 2013.

The following is a summary of the status of the Company’s PSUs as of March 31, 2014 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2013	510.9	$53.73
Granted	291.0	67.38
Vested	—	—
Forfeited	(3.6)	63.17
Nonvested at March 31, 2014	798.3	58.66

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,313,100 RSUs during the nine months ended March 31, 2014 which, at the time of grant, were scheduled to vest as follows: 300 in fiscal 2014, 478,400 in fiscal 2015, 494,600 in fiscal 2016, 336,800 in fiscal 2017 and 3,000 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2014 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of March 31, 2014 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2013	2,222.8	$52.68
Granted	1,313.1	66.04
Vested	(1,244.4)	49.34
Forfeited	(51.8)	59.20
Nonvested at March 31, 2014	2,239.7	62.21

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

Market Share Unit

As of March 31, 2014, the Company had one outstanding market share unit with a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months (ending June 2014), a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life is equal to the contractual term of the grant.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield is based on historical experience.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of March 31, 2014 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2013	87.3	$33.27
Granted	10.5	70.68
Dividend equivalents	0.8	71.40
Converted	—	—
Outstanding at March 31, 2014	98.6	37.57

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $(1.6) million and $1.0 million as compensation expense (income) to reflect additional deferrals and the change in the market value for the three months ended March 31, 2014 and 2013, respectively.  The Company recorded $0.7 million and $2.5 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2014 and 2013, respectively.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2014	2013	2014	2013
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$213.2	$178.8	$946.4	$925.8

Denominator:
Weighted-average common shares outstanding — Basic	385.8	387.2	387.3	387.5
Effect of dilutive stock options	4.8	5.2	5.0	5.4
Effect of RSUs	1.2	1.2	1.4	1.3
Effect of PSUs based on TSR	—	—	0.1	0.1
Effect of MSU	0.3	0.4	0.3	0.4
Weighted-average common shares outstanding — Diluted	392.1	394.0	394.1	394.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.55	$0.46	$2.44	$2.39
Diluted	0.54	0.45	2.40	2.35

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014 and 2013, outstanding options to purchase 1.8 million and 3.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2014 and 2013, 0.8 million and 0.9 million of PSUs, respectively, have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 8 — Stock-Based Compensation.

NOTE 10 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2013	$5.6	$2,289.9	$5,364.1	$(157.5)	$(4,215.2)	$3,286.9	$15.0	$3,301.9
Net earnings	—	—	946.4	—	—	946.4	4.3	950.7
Common stock dividends — cash	—	—	(225.4)	—	—	(225.4)	(5.0)	(230.4)
Other comprehensive income	—	—	—	48.0	—	48.0	0.8	48.8
Acquisition of treasury stock	—	—	—	—	(550.2)	(550.2)	—	(550.2)
Stock-based compensation	—	208.3	—	—	(46.7)	161.6	—	161.6
Balance at March 31, 2014	$5.6	$2,498.2	$6,085.1	$(109.5)	$(4,812.1)	$3,667.3	$15.1	$3,682.4

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2014:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2013	August 30, 2013	September 16, 2013	$.18
October 30, 2013	November 29, 2013	December 16, 2013	$.20
February 4, 2014	February 28, 2014	March 17, 2014	$.20

On May 1, 2014, a quarterly dividend was declared in the amount of $.20 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 16, 2014 to stockholders of record at the close of business on May 30, 2014.

Common Stock

During the nine months ended March 31, 2014, the Company purchased approximately 8.7 million shares of its Class A Common Stock for $600.3 million.

During the nine months ended March 31, 2014, approximately 0.3 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Subsequent to March 31, 2014 and through April 25, 2014, the Company repurchased approximately 0.2 million additional shares of its Class A Common Stock for $10.9 million pursuant to its share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2014:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments	Total
Balance at June 30, 2013	$0.8	$18.3	$(213.7)		$37.1	$(157.5)
OCI before reclassifications	0.4	(4.4)	(5.3	)(1)	50.4	41.1
Amounts reclassified from AOCI	—	(4.7)	11.6		—	6.9
Net current-period OCI	0.4	(9.1)	6.3		50.4	48.0
Balance at March 31, 2014	$1.2	$9.2	$(207.4)		$87.5	$(109.5)

(1) Includes foreign currency translation losses of $6.9 million.

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2014:

	Amount Reclassified from AOCI
(In millions)	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014	Affected Line Item in Consolidated Statement of Earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$1.1	$3.6	Cost of sales
Foreign currency forward contracts	0.6	3.3	Selling, general and administrative
	1.7	6.9	Earnings before income taxes
Benefit (provision) for deferred taxes	(0.5)	(2.3)	Provision for income taxes
	$1.2	$4.6	Net earnings

Gain (Loss) on Fair-Value Hedges
Settled interest rate-related derivatives	$0.1	$0.2	Interest expense, net
Benefit (provision) for deferred taxes	—	(0.1)	Provision for income taxes
	$0.1	$0.1	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(1.1)	$(3.3)	(1)
Amortization of actuarial loss	(4.4)	(13.0)	(1)
	(5.5)	(16.3)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.6	4.7	Provision for income taxes
	$(3.9)	$(11.6)	Net earnings
Total reclassification adjustments, net	$(2.6)	$(6.9)	Net earnings

(1) See Note 6 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2014 and 2013 is as follows:

(In millions)	2014	2013

Cash:
Cash paid during the period for interest	$41.1	$60.9
Cash paid during the period for income taxes	$357.6	$340.0

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(5.1)	$(7.8)
Capital lease obligations incurred	$12.0	$4.6
Accrued dividend distribution to noncontrolling interest	$2.4	$(3.5)
Note receivable	$—	$(16.8)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2014	2013	2014	2013
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,132.1	$1,015.0	$3,564.4	$3,408.4
Makeup	1,015.7	919.2	3,145.8	2,928.9
Fragrance	270.5	233.2	1,115.7	1,039.6
Hair Care	120.8	116.2	380.7	362.0
Other	10.7	8.2	36.8	35.5
	2,549.8	2,291.8	8,243.4	7,774.4
Returns associated with restructuring activities	—	—	0.1	(0.1)
Net Sales	$2,549.8	$2,291.8	$8,243.5	$7,774.3

Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$179.0	$134.4	$758.6	$750.1
Makeup	149.9	107.3	564.5	495.1
Fragrance	(1.9)	(0.2)	95.5	130.5
Hair Care	13.2	5.1	29.3	25.9
Other	1.6	(3.2)	(2.6)	(8.1)
	341.8	243.4	1,445.3	1,393.5
Reconciliation:
Total charges associated with restructuring activities	(0.2)	1.7	2.1	(13.3)
Interest expense, net	(12.3)	(12.6)	(38.2)	(41.8)
Interest expense on debt extinguishment	—	—	—	(19.1)
Other income	—	—	—	23.1
Earnings before income taxes	$329.3	$232.5	$1,409.2	$1,342.4

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,072.0	$988.1	$3,469.0	$3,310.4
Europe, the Middle East & Africa	959.4	847.9	3,031.6	2,778.1
Asia/Pacific	518.4	455.8	1,742.8	1,685.9
	2,549.8	2,291.8	8,243.4	7,774.4
Returns associated with restructuring activities	—	—	0.1	(0.1)
Net Sales	$2,549.8	$2,291.8	$8,243.5	$7,774.3

Operating Income (Loss):
The Americas	$111.5	$68.0	$419.7	$372.4
Europe, the Middle East & Africa	160.2	137.5	673.4	659.0
Asia/Pacific	70.1	37.9	352.2	362.1
	341.8	243.4	1,445.3	1,393.5
Total charges associated with restructuring activities	(0.2)	1.7	2.1	(13.3)
Operating Income	$341.6	$245.1	$1,447.4	$1,380.2

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2014 and 2013, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2014	2013	2014	2013
NET SALES
By Region:
The Americas	$1,072.0	$988.1	$3,469.0	$3,310.4
Europe, the Middle East & Africa	959.4	847.9	3,031.6	2,778.1
Asia/Pacific	518.4	455.8	1,742.8	1,685.9
	2,549.8	2,291.8	8,243.4	7,774.4
Returns associated with restructuring activities	—	—	0.1	(0.1)
Net Sales	$2,549.8	$2,291.8	$8,243.5	$7,774.3

By Product Category:
Skin Care	$1,132.1	$1,015.0	$3,564.4	$3,408.4
Makeup	1,015.7	919.2	3,145.8	2,928.9
Fragrance	270.5	233.2	1,115.7	1,039.6
Hair Care	120.8	116.2	380.7	362.0
Other	10.7	8.2	36.8	35.5
	2,549.8	2,291.8	8,243.4	7,774.4
Returns associated with restructuring activities	—	—	0.1	(0.1)
Net Sales	$2,549.8	$2,291.8	$8,243.5	$7,774.3

OPERATING INCOME (LOSS)
By Region:
The Americas	$111.5	$68.0	$419.7	$372.4
Europe, the Middle East & Africa	160.2	137.5	673.4	659.0
Asia/Pacific	70.1	37.9	352.2	362.1
	341.8	243.4	1,445.3	1,393.5
Total charges associated with restructuring activities	(0.2)	1.7	2.1	(13.3)
Operating Income	$341.6	$245.1	$1,447.4	$1,380.2

By Product Category:
Skin Care	$179.0	$134.4	$758.6	$750.1
Makeup	149.9	107.3	564.5	495.1
Fragrance	(1.9)	(0.2)	95.5	130.5
Hair Care	13.2	5.1	29.3	25.9
Other	1.6	(3.2)	(2.6)	(8.1)
	341.8	243.4	1,445.3	1,393.5
Total charges associated with restructuring activities	(0.2)	1.7	2.1	(13.3)
Operating Income	$341.6	$245.1	$1,447.4	$1,380.2

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.6	19.3	19.7	19.9
Gross profit	80.4	80.7	80.3	80.1

Operating expenses:
Selling, general and administrative	67.0	70.1	62.7	62.2
Restructuring and other charges	—	(0.1)	—	0.1
Total operating expenses	67.0	70.0	62.7	62.3

Operating income	13.4	10.7	17.6	17.8
Interest expense, net	0.5	0.6	0.5	0.5
Interest expense on debt extinguishment	—	—	—	0.3
Other income	—	—	—	0.3

Earnings before income taxes	12.9	10.1	17.1	17.3
Provision for income taxes	4.5	2.3	5.6	5.4

Net earnings	8.4	7.8	11.5	11.9
Net earnings attributable to noncontrolling interests	—	—	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	8.4%	7.8%	11.5%	11.9%

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

THE ESTÉE LAUDER COMPANIES INC.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have succeeded in expanding our distinctive “High-Touch” service model and will continue to look for ways to further evolve it within our channels of distribution and geographic regions.  As an example, we continue to enhance our capabilities to deliver superior retailing experiences across our brands, particularly in freestanding retail stores.  We also continue to increase brand awareness and sales by expanding our efforts to evolve our online strategy into a multi-pronged digital strategy encompassing e-commerce and m-commerce, as well as digital and social media.  We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, marketing and visual merchandising.

As part of our strategy, we are continuing to position ourselves to capitalize on opportunities in the fastest-growing areas in prestige beauty.  Skin care, our most profitable product category, continues to be a strategic priority for our innovation and investment spending, particularly in the Asia/Pacific region and with product launches such as Advanced Night Repair Synchronized Recovery Complex II from Estée Lauder and Dramatically Different Moisturizing Lotion + from Clinique.  We are also focusing our attention on luxury consumers across all product categories and have seen continued strength in the net sales of many of our higher-end prestige products.  We also continue to build our makeup product category through the introduction of new product offerings, including new collections from our makeup artist brands and Pure Color Sculpting lipstick from Estée Lauder and our fragrance category through new launches and innovation, such as Estée Lauder Modern Muse and new fragrances from Michael Kors and Tory Burch.  In addition, we are continuing to expand our hair care brands both in salons and in other retail channels.

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe and Brazil and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We also continue to expand our digital presence in international markets, which has resulted in growth in the net sales of our products sold online.  In North America, despite solid retail sales growth during the holiday season, we saw a softening in the retail environment during our fiscal 2014 third quarter in our traditional department store channel.  At the same time, we continued to expand our presence in other channels, such as specialty multi-brand retailers, freestanding retail stores and online.  Internationally, we continue to take actions to grow in European perfumeries and pharmacies and in department stores, particularly in Asia and the United Kingdom.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail business and continuing efforts to grow our freestanding retail store, online, specialty multi-brand retailer and prestige salon businesses.  The travel retail business continues to be an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

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

While our overall business is performing well, we are seeing continued softness in certain European countries and Korea due to challenging economic environments.  Despite improving results in Korea, we continue to see competitive pressures there in prestige beauty.  Elsewhere, we are cautious of an uncertain retail environment in the United States in the short term, unfavorable foreign exchange rates in certain emerging countries, and a slowing of the near-term growth trend in China.  We also continue to see an adverse impact of recent Chinese government actions on the travel and spending of Chinese consumers, which are affecting sales in the travel retail channel, at their travel destinations and within their home market.

THE ESTÉE LAUDER COMPANIES INC.

We believe we have and will continue to offset to some extent the impact of these challenges as a result of our strategy to mitigate weaknesses we find in certain areas with strengths in others.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

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

These actions created a favorable comparison between the fiscal 2014 third quarter and the fiscal 2013 third quarter of approximately $94 million in net sales and approximately $78 million in operating results and impacted our operating margin comparisons.  We believe the presentation of certain quarter-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales and operating results of our business.

We plan to roll out the last major wave of SMI in July 2014 in certain of our remaining locations.  As a result, some retailers may accelerate their sales orders that we believe would normally occur in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  These additional orders are estimated to amount between $125 million and $150 million of net sales and have an impact to diluted net earnings per common share of between $.14 and $.17.

THE ESTÉE LAUDER COMPANIES INC.

Impact of Recent Economic Events in Venezuela

Our Venezuelan subsidiary has been operating in a highly inflationary economy since January 2010.  Ongoing macroeconomic uncertainties in Venezuela have resulted in stringent controls on foreign currency exchange.  In February 2013, there was a devaluation of the Venezuelan currency, the bolivar fuerte (“VEF”), from an official rate of 4.3 to 6.3.  We recorded a devaluation charge in our fiscal 2013 third quarter, which did not have a significant impact on our consolidated net sales or operating income.  In October 2013, the Venezuelan government introduced an auction-based foreign currency exchange mechanism (“SICAD I”).  Participation in the weekly auctions is limited to certain industries determined by the Venezuelan government.  As of December 31, 2013, we used the official published rate of 6.3 to remeasure our VEF-denominated monetary assets and liabilities since we were unable to transact in the only SICAD I auction we were authorized to participate.

During the third quarter of fiscal 2014, the Venezuelan government enacted additional changes to the country’s foreign exchange controls that expanded the use of SICAD I and created a third exchange control mechanism (“SICAD II”), which allows all companies in all sectors to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose.  As a result, we considered our company-specific facts and circumstances in determining the appropriate remeasurment rate, principally assessing our legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, our past and expected future ability to transact through those mechanisms, and our intent to utilize a particular mechanism for particular purposes.  Although the SICAD II mechanism and its level and frequency of exchange continue to be regulated by the Venezuelan government, it offers the possibility of foreign exchange in a theoretically open market without restricted uses and in our opinion is the only mechanism legally available at this time for our highest priority transactions, which are the import of goods.  We have submitted applications to access U.S. dollars through the SICAD II mechanism and two applications have been approved through April 25, 2014.  While there is no guarantee our future applications will be accepted, based on the enacted changes and related considerations of how our business is eligible under the requirements established by the Venezuelan authorities, we believe the SICAD II rate is the most appropriate rate that reflects the economics of our Venezuelan subsidiary’s business as of March 24, 2014, when the SICAD II mechanism became operational.  As a result, we changed the exchange rate used to remeasure our VEF-denominated monetary assets and liabilities from 6.3 to the SICAD II rate, which was 49.81 as of March 31, 2014.  Accordingly, a remeasurement charge of $38.3 million, on a before and after tax basis, was reflected in our consolidated statements of earnings for the three and nine months ended March 31, 2014.

Furthermore, in January 2014, in an effort to control inflation, pricing and product shortages, the Venezuelan government enacted a law which imposed a cap on profit margins.  We have evaluated the impact of this law and, while it may be challenging for our local business, it will not have a significant impact on our consolidated financial statements for the fiscal year ending June 30, 2014.  Additionally, future sales transactions will be measured at the SICAD II rate, which is not anticipated to have a material impact on our consolidated net sales and operating income for the fiscal year ending June 30, 2014.

Further controls on foreign currency exchange or other actions by the Venezuelan government could have an impact on our local business, however, we do not consider our Venezuelan operations significant to our overall business.  On a consolidated basis, we derived less than 1% of our net sales and approximately 2% of our operating income (before the remeasurement charge) from our business in Venezuela for the nine months ended March 31, 2014.

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

THE ESTÉE LAUDER COMPANIES INC.

Restructuring Charges (Adjustments)

The following table presents restructuring charges (adjustments) related to the Program:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2014	2013	2014	2013

Employee-related costs	$(0.2)	$(3.4)	$(3.7)	$10.2
Asset write-offs	—	0.3	—	0.4
Contract terminations	0.2	0.3	1.2	0.3
Other exit costs	—	0.8	0.2	0.7
Total restructuring charges (adjustments)	$—	$(2.0)	$(2.3)	$11.6

The following table presents aggregate restructuring charges (adjustments) related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Nine months ended March 31, 2014	(3.7)	—	1.2	0.2	(2.3)
Charges recorded through March 31, 2014	$165.9	$21.4	$24.0	$14.8	$226.1

The following table presents accrued restructuring charges (adjustments) and the related activities under the Program:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2013	$27.5	$—	$0.2	$0.7	$28.4
Charges (adjustments)	(3.7)	—	1.2	0.2	(2.3)
Cash payments	(14.1)	—	(0.7)	(0.5)	(15.3)
Translation adjustments	0.4	—	—	(0.1)	0.3
Balance at March 31, 2014	$10.1	$—	$0.7	$0.3	$11.1

Accrued restructuring charges at March 31, 2014 are expected to result in cash expenditures funded from cash provided by operations of approximately $4 million for the remainder of fiscal 2014 and $7 million in fiscal 2015.

THE ESTÉE LAUDER COMPANIES INC.

Third Quarter Fiscal 2014 as Compared with Third Quarter Fiscal 2013

NET SALES

Net sales increased 11%, or $258.0 million, to $2,549.8 million, primarily reflecting growth in all of our product categories and geographic regions.  Excluding the impact of foreign currency translation, net sales increased 12%.

In advance of our January 2013 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the prior-year second quarter.  Those additional orders, which totaled approximately $94 million, likely would have occurred in our fiscal 2013 third quarter and created a favorable comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, reported net sales would have increased 7% overall, with growth in all of our product categories and geographic regions.

Product Categories

The overall change in net sales in each product category benefited from the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $48 million; makeup, approximately $32 million; fragrance, approximately $10 million; and hair care, approximately $4 million.

Skin Care

Net sales of skin care products increased 12%, or $117.1 million, to $1,132.1 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex II and Micro Essence Skin Activating Treatment Lotion from Estée Lauder, and Dramatically Different Moisturizing Lotion + and reformulated Repairwear Laser Focus from Clinique contributed approximately $154 million of incremental sales, combined.  Also contributing to the increase were higher sales of La Mer brand products and the Nutritious line of products from Estée Lauder of approximately $42 million, combined.  Partially offsetting these increases were lower sales of certain existing Advanced Night Repair Synchronized Recovery products from Estée Lauder and Dramatically Different Moisturizing Lotion from Clinique of approximately $107 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 13%.  Adjusting for the impact of the accelerated orders, reported net sales in skin care would have increased 7%.

Makeup

Makeup net sales increased 10%, or $96.5 million, to $1,015.7 million, primarily reflecting higher net sales from our makeup artist brands and the recent launches of Pure Color Envy Sculpting Lipstick from Estée Lauder and All About Shadow from Clinique of approximately $96 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in line with our retail store strategy.  Partially offsetting these increases were lower sales of Even Better Compact Makeup and Chubby Stick Shadow Tint for Eyes from Clinique, which were new launches in the prior-year period, of approximately $11 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.  Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 7%.

Fragrance

Net sales of fragrance products increased 16%, or $37.3 million, to $270.5 million, primarily reflecting higher sales of Tom Ford and Jo Malone fragrances of approximately $21 million, combined.  The recent launches of Estée Lauder Modern Muse, Tory Burch and the Michael Kors Collection also contributed approximately $22 million to the category, combined.  These increases were partially offset by lower sales of Estée Lauder Bronze Goddess, Estée Lauder pleasures and Donna Karan Cashmere Mist of approximately $6 million, combined.  The impact of foreign currency translation on fragrance net sales was de minimis.  Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have increased 11%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 4%, or $4.6 million, to $120.8 million, reflecting expanded global distribution of Aveda products to salons and in the travel retail channel and Bumble and bumble products to specialty multi-brand retailers.  The increase in sales from Aveda also benefited from the new and reformulated Dry Remedy line of products.  Partially offsetting these increases were lower sales of Ojon brand products.  The decrease in Ojon net sales was primarily due to the exit of that business from the direct response television channel during our fiscal 2014 second quarter.  Excluding the impact of foreign currency translation, hair care net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported net sales in hair care would have increased 1%.

Geographic Regions

The overall change in net sales in each geographic region benefited from the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $29 million; Europe, the Middle East & Africa, approximately $15 million; and Asia/Pacific, approximately $50 million.

Net sales in the Americas increased 8%, or $83.9 million, to $1,072.0 million.  Net sales in the United States increased approximately $81 million, primarily due to higher net sales from our makeup artist and luxury brands, new skin care product offerings from Clinique and certain designer fragrances, partially offset by lower net sales from certain of our hair care brands.  Net sales in Canada and Latin America increased approximately $3 million, combined.  Excluding the impact of foreign currency translation, the Americas net sales increased 10%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have increased 5%.

In Europe, the Middle East & Africa, net sales increased 13%, or $111.5 million, to $959.4 million, primarily reflecting higher sales in the United Kingdom, our travel retail business, Germany, Switzerland and France of approximately $83 million, combined.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands and also benefited from expanded distribution.  The net sales increase in our travel retail business primarily reflected higher sales from our luxury brands, an increase in global airline passenger traffic and expanded distribution.  This was despite a slowdown at retail, in part, due to an adverse impact of recent Chinese government actions on the travel and spending of Chinese consumers.  Higher sales in Germany were primarily driven by certain of our makeup artist and heritage brands.  The higher sales in Switzerland and France were primarily due to the accelerated orders in the prior-year period.  These increases were partially offset by lower net sales in South Africa and India of approximately $4 million, combined.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 12%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 11%.

Net sales in Asia/Pacific increased 14%, or $62.6 million, to $518.4 million, primarily reflecting higher sales in China and Hong Kong of approximately $53 million, combined.  The higher net sales in China and Hong Kong were primarily due to the accelerated orders in the prior-year period and the increase in China also reflected higher net sales from our luxury and heritage brands.  These increases were partially offset by lower net sales in Thailand and the Philippines of approximately $3 million, combined.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 18%.  Adjusting for the impact of the accelerated orders, reported Asia/Pacific net sales would have increased 2%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales increased to 19.6% as compared with 19.3% in the prior-year period.  Cost of sales as a percentage of total net sales reflected changes in the mix of our business in line with our strategy of approximately 10 basis points and an increase in obsolescence charges of approximately 20 basis points.  Partially offsetting these changes were favorable manufacturing variances of approximately 10 basis points.

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

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 67.0% as compared with 70.0% in the prior-year period and reflects the impact on our net sales from the accelerated orders in the prior-year period.  As a percentage of net sales, this decrease primarily reflected lower spending on advertising, merchandising and sampling of approximately 280 basis points, lower selling and shipping costs of approximately 110 basis points, and a decrease in general and administrative expenses of approximately 90 basis points.  These decreases were partially offset by a charge in the current-year period to remeasure net monetary assets in Venezuela of approximately 140 basis points and unfavorable changes in foreign exchange transactions of approximately 30 basis points.  Adjusting for the impact of the accelerated orders in the prior-year period, operating expenses as a percentage of net sales would have decreased 20 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 39%, or $96.5 million, to $341.6 million.  Operating margin increased to 13.4% of net sales as compared with 10.7% in the prior-year period, which reflected our lower operating expense margin, partially offset by a lower gross margin.  The overall operating results were impacted by approximately $78 million related to the accelerated orders in the prior-year period from certain of our retailers, which created a favorable comparison to the prior-year period, partially offset by the current-year period remeasurement of net monetary assets in Venezuela of $38.3 million.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges (adjustments) associated with restructuring activities of $0.2 million, or less than 1% of net sales, for the three months ended March 31, 2014 and $(1.7) million, or less than 1% of net sales, for the three months ended March 31, 2013.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Adjusting for the impact of the accelerated orders in the prior-year period and charges (adjustments) associated with restructuring activities, operating income would have increased 6% and operating margin would have decreased 10 basis points.

Product Categories

The overall change in operating results in each product category benefited from the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $40 million; makeup, approximately $26 million; fragrance, approximately $9 million; and hair care, approximately $3 million.

Skin care operating income increased 33%, or $44.6 million, to $179.0 million, primarily reflecting higher-margin product launches from certain of our heritage brands, as well as increased results from higher-end prestige skin care products.  Makeup operating income increased 40%, or $42.6 million, to $149.9 million, primarily reflecting improved results from our makeup artist brands, attributable to a growth in net sales, and certain of our heritage brands.  We reallocated our investment spending among brands and media formats which positively impacted operating income in the skin care and makeup product categories.  Fragrance operating loss increased more than 100%, or $1.7 million, to $1.9 million, reflecting higher investment spending behind new product launches.  The current-year period remeasurement of net monetary assets in Venezuela impacted the skin care, makeup and fragrance product categories by $12 million, $16 million and $10 million, respectively.  Hair care operating results increased more than 100%, or $8.1 million, to $13.2 million, primarily reflecting higher net sales driven by expanded global distribution and new product launches, as well as lower investment spending as compared with the higher level of spending in the prior-year period to support the Invati line of products.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) 3%, 12%, more than (100)% and 63%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The overall change in operating results in each geographic region benefited as a result of the accelerated orders in the prior-year period from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $23 million; Europe, the Middle East & Africa, approximately $12 million; and Asia/Pacific, approximately $43 million.

Operating income in the Americas increased 64%, or $43.5 million, to $111.5 million, primarily reflecting the increase in net sales, as previously discussed, as well as a more measured approach to spending.  These improvements were partially offset by the current-year period remeasurement of net monetary assets in Venezuela.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have increased 22%.

In Europe, the Middle East & Africa, operating income increased 17%, or $22.7 million, to $160.2 million.  Higher results in the United Kingdom, Switzerland, France and Russia totaled approximately $22 million, combined, primarily reflecting higher sales.  These improvements were partially offset by lower operating results in Iberia and certain Eastern European countries of approximately $2 million, combined.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 7%.

In Asia/Pacific, operating income increased 85%, or $32.2 million, to $70.1 million.  Higher results in China, Japan and Korea totaled approximately $29 million, combined.  The higher results in Korea and Japan were due to lower spending on advertising, merchandising and sampling, and, in Japan, also reflected lower selling expenses.  The higher results in China, Japan and Korea were partially offset by lower operating results of approximately $4 million in Hong Kong and the Philippines, combined.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have decreased 13%.

INTEREST EXPENSE, NET

Net interest expense decreased to $12.3 million as compared with $12.6 million in the prior-year period, primarily due to higher interest income.

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

The effective rate for income taxes was 35.1% and 23.0% for the three months ended March 31, 2014 and 2013, respectively.  The increase in the effective income tax rate was principally due to various discrete adjustments that were recognized in the prior-year period that resulted in a lower quarterly tax rate.  These prior-year period adjustments included the reversal of income tax reserves, the reversal of a deferred tax asset valuation allowance on certain net operating loss carryforwards, and the retroactive reinstatement of the U.S. Federal research and development tax credit signed into law on January 2, 2013.  Contributing to the higher quarterly effective tax rate in the current-year period was a higher effective tax rate related to the Company’s foreign operations, which included the impact of the Venezuelan remeasurement charge for which no tax benefit has been provided.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 19%, or $34.4 million, to $213.2 million and diluted net earnings per common share increased 20% from $.45 to $.54.

THE ESTÉE LAUDER COMPANIES INC.

Nine Months Fiscal 2014 as Compared with Nine Months Fiscal 2013

NET SALES

Net sales increased 6%, or $469.2 million, to $8,243.5 million, primarily reflecting growth in each of our product categories and geographic regions.  Excluding the impact of foreign currency translation, net sales increased 7%.

Product Categories

Skin Care

Net sales of skin care products increased 5%, or $156.0 million, to $3,564.4 million.  The recent launches of Advanced Night Repair Synchronized Recovery Complex II from Estée Lauder, and Dramatically Different Moisturizing Lotion + and reformulated Repairwear Laser Focus from Clinique contributed approximately $498 million, combined, to the increase.  Also contributing to the increase were higher sales of La Mer brand products and the Nutritious line of products from Estée Lauder of approximately $110 million, combined.  Partially offsetting these increases were lower sales of certain existing Advanced Night Repair Synchronized Recovery products and Perfectionist CP+R from Estée Lauder, and Dramatically Different Moisturizing Lotion and Repairwear Laser Focus from Clinique of approximately $446 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales increased 7%, or $216.9 million, to $3,145.8 million, primarily reflecting higher net sales from our makeup artist brands and the recent launch of All About Shadow from Clinique of approximately $221 million, combined.  Partially offsetting these increases were lower sales of Chubby Stick Moisturizing Lip Colour Balm from Clinique, as well as the prior-year launches of Pore Refining Solutions Makeup from Clinique and Pure Color Vivid Shine Lipstick from Estée Lauder of approximately $27 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 8%.

Fragrance

Net sales of fragrance products increased 7%, or $76.1 million, to $1,115.7 million, primarily reflecting the recent launch of Estée Lauder Modern Muse and higher sales of Jo Malone and Tom Ford fragrances of approximately $116 million, combined.  These increases were partially offset by lower sales of DKNY Be Delicious So Intense, which anniversaried its prior year launch, as well as lower sales of Estée Lauder pleasures, Donna Karan Cashmere Mist, Estée Lauder Beautiful and Coach Poppy of approximately $38 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 8%.

Hair Care

Hair care net sales increased 5%, or $18.7 million, to $380.7 million, primarily reflecting the continued success and growth of the Invati line of products and the new and reformulated Dry Remedy line of products from Aveda, which contributed approximately $22 million, combined to the increase.  The category also benefited from sales generated from expanded global distribution of Aveda products to salons and in the travel retail channel and Bumble and bumble products to specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Ojon brand products.  The decrease in Ojon net sales was primarily due to the exit of that business from the direct response television channel in our fiscal 2014 second quarter.  Excluding the impact of foreign currency translation, hair care net sales increased 6%.

Geographic Regions

Net sales in the Americas increased 5%, or $158.6 million, to $3,469.0 million.  Net sales in the United States increased approximately $130 million, primarily due to higher sales from our makeup artist and luxury brands, as well as certain designer fragrances and hair care brands, partially offset by lower net sales from certain of our heritage brands.  Net sales in Latin America increased approximately $28 million, led by Venezuela and Brazil.  The net sales increase in Venezuela was primarily due to price increases as a result of rising inflation.  Net sales in Canada increased approximately $1 million.  Excluding the impact of foreign currency translation, the Americas net sales increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 9%, or $253.5 million, to $3,031.6 million, primarily reflecting higher sales from our travel retail business, the United Kingdom, Germany and France of approximately $201 million, combined.  The net sales increase in our travel retail business primarily reflected the success of new launch initiatives, an increase in global airline passenger traffic and expanded distribution.  Higher sales in the United Kingdom, Germany and France were primarily driven by certain of our makeup artist and luxury brands.  These increases were partially offset by lower net sales in South Africa and India of approximately $8 million, combined.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 8%.

Net sales in Asia/Pacific increased 3%, or $56.9 million, to $1,742.8 million, primarily reflecting higher net sales in China and Hong Kong of approximately $92 million, combined.  Higher sales in China were primarily driven by expanded distribution.  The net sales increase in Hong Kong was primarily due to higher net sales from our luxury and makeup artist brands.  These increases were partially offset by lower net sales in Japan and Australia of approximately $39 million, combined.  The declines in Japan and Australia were driven by the weakening of their respective currencies.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 7%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.7% as compared with 19.9% in the prior-year period.  This improvement primarily reflected strategic changes in the mix of our business and pricing of approximately 20 basis points, combined, reflecting increased sales of higher margin products.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 62.7% as compared with 62.3% in the prior-year period.  This increase primarily reflected a charge in the current-year period to remeasure the net monetary assets in Venezuela of approximately 40 basis points.  The increase also reflected the impact of an adjustment made in the prior-year period related to the overstatement of accounts payable balances of approximately 30 basis points and unfavorable foreign exchange transactions of approximately 20 basis points.  Partially offsetting these changes were lower selling and shipping costs, as a percentage of sales, of approximately 20 basis points and lower charges associated with restructuring activities of approximately 20 basis points.  The increases were also partially offset, as a percentage of net sales, by lower spending on advertising, merchandising and sampling and a decrease in general and administrative expenses of approximately 10 basis points each.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 5%, or $67.2 million, to $1,447.4 million.  Operating margin declined to 17.6% of net sales as compared with 17.8% in the prior-year period, which reflected an increase in our operating expense margin, partially offset by our higher gross margin.  The increase in our operating expense margin was primarily driven by the current-year period remeasurement of net monetary assets in Venezuela of $38.3 million, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges (adjustments) associated with restructuring activities of $(2.1) million, or less than 1% of net sales, for the nine months ended March 31, 2014 and $13.3 million, or less than 1% of net sales, for the nine months ended March 31, 2013.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin care operating income increased 1%, or $8.5 million, to $758.6 million, primarily reflecting higher results driven by recent product launches from Estée Lauder and higher sales of luxury skin care products.  Makeup operating income increased 14%, or $69.4 million, to $564.5 million, primarily reflecting improved results from our makeup artist brands, attributable to a growth in net sales, and certain of our heritage brands.  We reallocated our investment spending among brands and media formats which positively impacted operating income in the skin care and makeup product categories.  Fragrance operating income decreased 27%, or $35.0 million, to $95.5 million, primarily reflecting higher investment spending behind recent major launches, partially offset by higher results from our luxury brands.  The current-year period remeasurement of net monetary assets in Venezuela impacted the skin care, makeup and fragrance product categories by $12 million, $16 million and $10 million, respectively.  Hair care operating results increased 13%, or $3.4 million, to $29.3 million, primarily reflecting higher results from Aveda and strategic reductions in spending behind Ojon brand products.

Geographic Regions

Operating income in the Americas increased 13%, or $47.3 million, to $419.7 million, primarily reflecting the increase in net sales, as previously discussed, as well as a more measured approach to spending.  Partially offsetting these higher results was an increase in investment spending predominantly in the first quarter of fiscal 2014 to support our launches, in line with our strategy.  The increase was also partially offset by the remeasurement of net monetary assets in Venezuela in the current-year period.

In Europe, the Middle East & Africa, operating income increased 2%, or $14.4 million, to $673.4 million.  Higher results in our travel retail business and the United Kingdom totaled approximately $36 million, combined.  These improvements were partially offset by lower operating results in the Middle East, Italy and Nordic of approximately $22 million, combined.

In Asia/Pacific, operating income decreased 3%, or $9.9 million, to $352.2 million.  Higher results in Korea and Australia totaled approximately $15 million, combined.  The higher operating results in Korea and Australia were primarily due to lower investment spending.  These higher results were more than offset by lower operating results of approximately $24 million in Hong Kong, China and Japan.  The lower results from China were primarily driven by an increase in investment spending as a result of new product introductions and increased distribution.

INTEREST EXPENSE, NET

Net interest expense was $38.2 million as compared with $41.8 million in the prior-year period.  Interest expense decreased primarily due to the refinancing of debt at lower rates during fiscal 2013.

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

OTHER INCOME

We recognized $23.1 million as other income for the nine months ended March 31, 2013, primarily reflecting the amended agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us).

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

The effective income tax rate was 32.5% and 30.9% for the nine months ended March 31, 2014 and 2013, respectively.  The increase in the effective income tax rate of 160 basis points was attributable to a higher effective tax rate on the Company’s foreign operations including the impact of the Venezuelan remeasurement charge, for which no tax benefit has been provided, as well as the prior-year period impact of income tax reserve reversals, and the retroactive reinstatement of the U.S. Federal research and development tax credit signed into law on January 2, 2013.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 2%, or $20.6 million, to $946.4 million and diluted net earnings per common share increased 2% from $2.35 to $2.40.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2014, we had cash and cash equivalents of $1,530.2 million compared with $1,495.7 million at June 30, 2013.  Our cash and cash equivalents are maintained at a number of financial institutions.  As of March 31, 2014, approximately 1% of the total balance was insured by governmental agencies.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at March 31, 2014 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

THE ESTÉE LAUDER COMPANIES INC.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 25, 2014, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At March 31, 2014, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$248.9	$—	$248.9
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.8	—	197.8
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	322.8	—	322.8
Other borrowings	11.8	18.4	30.2
	$1,327.7	$18.4	$1,346.1

(1)             Consists of $250.0 million principal and unamortized debt discount of $1.1 million.

(2)             Consists of $300.0 million principal and unamortized debt discount of $3.4 million.

(3)             Consists of $200.0 million principal and unamortized debt discount of $2.2 million.

(4)             Consists of $250.0 million principal and unamortized debt discount of $0.2 million.

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $23.0 million adjustment to reflect the termination value of interest rate swaps.

(6)             The Senior Notes contain certain customary incurrence-based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of March 31, 2014, we had no commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 14, 2015 (the “Facility”).  The Facility may be used to provide credit support for our commercial paper program and for general corporate purposes.  Up to the equivalent of $250 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1 million to establish the Facility which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $100.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At March 31, 2014, no borrowings were outstanding under this agreement.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At March 31, 2014, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

We have borrowing agreements with two financial institutions pursuant to which our subsidiary in Turkey may borrow up to 50.0 million Turkish lira ($22.3 million at the exchange rate at March 31, 2014).  The interest rate on borrowings under these agreements was approximately 14%.  There were no debt issuance costs incurred related to these agreements.  The outstanding balance at March 31, 2014 was 21.0 million Turkish lira ($9.4 million at the exchange rate at March 31, 2014) and is classified as current debt in our consolidated balance sheet.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 27% at March 31, 2014 from 29% at June 30, 2013.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash provided by operating activities was $1,169.4 million during the nine months ended March 31, 2014 as compared with $934.2 million in the prior-year period.  The improvement in cash flows provided by operating activities primarily reflected favorable changes in the levels and timing of accounts payable and favorable changes in accounts receivable due to the timing of shipments and timing of collections.  These changes were partially offset by an increase in the levels of inventory primarily to support planned future sales growth, combined with an increase in safety stock to improve customer service levels.

Net cash used for investing activities was $344.2 million during the nine months ended March 31, 2014 as compared with $310.8 million in the prior-year period.  The increase primarily reflected higher capital expenditure activity in the current-year period related to counters and leasehold improvements.

Net cash used for financing activities was $744.7 million during the nine months ended March 31, 2014 as compared with $536.5 million in the prior-year period.  The increase in cash used for financing activities primarily reflected an increase in treasury stock purchases which were partially offset by lower dividend payments consistent with our quarterly dividend payout schedule as compared with our final annual dividend payment made in the prior-year period.  In addition, the prior-year period reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes, which was partially offset by the redemption of the 2013 Senior Notes and repayment of commercial paper.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2014, see Notes to Consolidated Financial Statements, Note 10 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Commitments, Contractual Obligations and Contingencies

Since June 30, 2013, we made additional commitments primarily pursuant to leases for certain retail stores and, to a lesser extent, other operating leases, which will result in an increase to our contractual obligations previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  Operating lease commitments are expected to increase by approximately $49 million, $53 million, $44 million, $36 million and $90 million in fiscal 2015, 2016, 2017, 2018 and thereafter, respectively.  There have been no other significant changes to our commitments and contractual obligations since June 30, 2013.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 7 — Contingencies.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of March 31, 2014, these foreign currency cash-flow hedges were highly effective in all material respects.

THE ESTÉE LAUDER COMPANIES INC.

At March 31, 2014, we had foreign currency forward contracts in the amount of $1,792.5 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($399.2 million), Euro ($332.6 million), Swiss franc ($165.9 million), Canadian dollar ($164.2 million), Australian dollar ($116.2 million), Thailand baht ($88.5 million) and Japanese yen ($84.7 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $16.8 million at March 31, 2014.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At March 31, 2014, we were in a net asset position for certain derivative contracts that contain such features.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts as of March 31, 2014 was $4.5 million.  As of March 31, 2014, we were in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, the high, low and average measured value-at-risk for the twelve months ended March 31, 2014 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$27.4	$17.0	$21.5

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we anticipate the continued migration of our operations to SAP-based technologies with the majority of our locations being enabled through calendar 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements,  Note 7 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2014, the cumulative total of acquired shares pursuant to the authorization was 175.0 million, reducing the remaining authorized share repurchase balance to 41.0 million.  During the nine months ended March 31, 2014, we purchased approximately 8.0 million shares pursuant to the authorization for $550.2 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2013	358,900		$65.36	358,900	48,583,218
August 2013	279,200		65.68	279,200	48,304,018
September 2013	264,386	(2)	66.76	—	48,304,018
October 2013	443,373	(2)	72.76	—	48,304,018
November 2013	1,031,000		71.44	1,031,000	47,273,018
December 2013	540,127		73.19	540,127	46,732,891
January 2014	979,192	(2)	71.41	978,152	45,754,739
February 2014	3,119,197		67.41	3,119,197	42,635,542
March 2014	1,676,604	(2)	68.70	1,675,636	40,959,906
	8,691,979		69.06	7,982,212

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

Subsequent to March 31, 2014 and through April 25, 2014, we repurchased approximately 0.2 million additional shares of our Class A Common Stock for $10.9 million pursuant to our share repurchase program.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 2, 2014	By:	/s/TRACEY T. TRAVIS
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