Form 10-K
period 2014-06-30
ESTEE LAUDER COMPANIES INC
filed 2014-08-20
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $18.0 billion at December 31, 2013 (the last business day of the registrant’s most recently completed second quarter).*

At August 14, 2014, 232,580,268 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,728,082 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 14, 2014	Part III

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

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Aramis, Clinique, Origins, M•A•C, Bobbi Brown, La Mer and Aveda.  We are also the global licensee for fragrances and/or cosmetics sold under brand names such as Tommy Hilfiger, Donna Karan, Michael Kors, Tom Ford, Coach and Tory Burch.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels consist primarily of upscale department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores, our own and authorized retailer websites, stores on cruise ships, in-flight, and duty-free shops, as well as by direct response television (“DRTV”), and certain fragrances are sold in self-select outlets.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.”

For segment and geographical area financial information, see “Item 8. Financial Statements and Supplementary Data – Note 19 – Segment Data and Related Information.”

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 14, 2014, shares of Class A Common Stock and Class B Common Stock having 86.7% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs.  These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors and sun care products, a number of which are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 43% of our net sales in fiscal 2014.

Makeup - We manufacture, market and sell a full array of makeup products, including those for the face, eyes, lips and nails.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 38% of our net sales in fiscal 2014.

Fragrance - We offer a variety of fragrance products.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams, candles and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 13% of our net sales in fiscal 2014.

Hair Care - Hair care products are offered mainly in prestige salons and in freestanding stores as well as some department stores and specialty multi-brand retailers, and include shampoos, conditioners, styling products, treatment, finishing sprays and hair color products.  Hair care products accounted for approximately 5% of our net sales in fiscal 2014.

Other - We also sell ancillary products and services that accounted for less than 1% of our net sales in fiscal 2014.

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

Estée Lauder - Estée Lauder brand products, which have been sold since 1946, are technologically advanced, high performance products with a reputation for innovation, style, glamour and superior quality.  Used by women around the world, the broad product line consists of skin care, makeup, and fragrance products that are presented in high quality aspirational packaging.

Aramis and Designer Fragrances - Our Aramis and Designer Fragrances division creates, markets and distributes fragrance and other beauty products, including the following brand names:

•                  Aramis - We pioneered the marketing of prestige men’s fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

•                  Tommy Hilfiger - We have an exclusive global license arrangement for a line of men’s and women’s fragrances and cosmetics under the Tommy Hilfiger brand name, which we launched in 1995.  Today, we manufacture and sell a variety of fragrances and ancillary products for men and women.

•                  Donna Karan Cosmetics - In 1997, we obtained the exclusive global license for a line of fragrances and other cosmetics under the Donna Karan New York and DKNY brand names, including certain products that were originally sold by The Donna Karan Company.  Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

•                  Michael Kors - In 2003, we entered into an exclusive global license agreement for fragrances and beauty products under the Michael Kors brand name.  The fragrances, as well as ancillary beauty products, are sold primarily in department stores, specialty multi-brand retailers and freestanding Michael Kors boutiques.

•                  Coach - In 2006, we began creating fragrances and related bath and body products for Coach which were sold exclusively in Coach stores.  In 2010, we converted the arrangement to a license.  The collection is primarily available in department stores, Coach stores in the United States and Asia/Pacific and online at coach.com.

•                  Ermenegildo Zegna - In 2011, we entered into an exclusive global license arrangement for fragrance and beauty products under the Ermenegildo Zegna brand name.  We transitioned the five existing fragrances into our portfolio, and have since created a collection of high-end fragrances.  These products are sold in markets across Asia/Pacific, Europe and North America, as well as Ermenegildo Zegna boutiques worldwide.

•                  Tory Burch - In 2011, we entered into an exclusive license to market, develop and sell beauty products under the Tory Burch brand name.  Our first launch in fiscal 2014 was in North America and we plan to strategically roll out into other markets over the next few years.

Clinique - Introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  Clinique also offers select fragrances.  The skin care and makeup products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Other Clinique skin care products include de-aging solutions to help prevent, halt and diminish the visible effects of sun, wind, stress and pollution and assist in repair to help visibly restore, contour and minimize the look of lines and wrinkles.  Clinique works to develop products and regimens to create great skin at any age.

Lab Series - Lab Series Skincare for Men, introduced in 1987, is a full range of products for cleansing, shaving, treatment and body that is especially formulated to address the unique needs of men’s skin.

Origins - Introduced in 1990, Origins seeks to create high-performance natural skin care products that are “powered by nature and proven by science.”  Origins also sells makeup, fragrance and hair care products, and has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

M•A•C - Make-up Art Cosmetics, a leading brand of professional cosmetics, was created in Toronto, Canada in 1984.  We completed our acquisition of M•A•C in 1998.  The brand’s popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists and journalists, leadership in social media, trend setting through a connection to pop culture and fashion, product innovation and a broad line of color products that appeal to a diverse consumer base.

Bobbi Brown - Acquired in 1995, Bobbi Brown is an exclusive beauty line developed by celebrated makeup artist Bobbi Brown with a focus on service and teaching women to be their own makeup artists.  The Bobbi Brown line includes color cosmetics, skin care, professional makeup brushes and tools, accessories and fragrances.

La Mer - Acquired in 1995, La Mer products primarily consist of high-end moisturizing creams, lotions, serums and other skin care products.  The line, which is available in limited distribution in the United States and many other countries, is an extension of the initial Crème de la Mer product.

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

Darphin - In 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care products which are distributed primarily through high-end independent pharmacies and specialty multi-brand retailers.

Tom Ford Beauty - In 2005, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name.  In 2006, we introduced Tom Ford Black Orchid, the brand’s first signature fragrance.  We also introduced a full-range luxury cosmetics line in 2011 and a men’s grooming line in 2013.

Smashbox - Founded in 1996 and acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with products intended to help consumers create gorgeous looks, whether at a photo shoot or in everyday life.

In addition, we manufacture and sell products under the Prescriptives, FLIRT!, GoodSkin Labs, Ojon and Osiao brands.  We also develop and sell products under a license from Kiton and hold licenses to develop and sell fragrances and other beauty products for the Marni and Aerin brands.

Our heritage brands are Estée Lauder, Aramis and Designer Fragrances, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands and our luxury brands are La Mer, Jo Malone and Tom Ford Beauty.

Distribution

We sell our products primarily through limited distribution channels to complement the images associated with our brands.  These channels consist primarily of upscale department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in company- and distributor-operated freestanding stores, our own and authorized retailer websites, stores on cruise ships, in-flight and duty-free shops, and DRTV, and certain fragrances are sold in self-select outlets.  As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested, authorized and approved.

We maintain a dedicated sales force which sells to our retail accounts in North America and in the major overseas markets, and in the travel retail channel.  We have wholly-owned operations in over 50 countries, and a controlling interest in a joint venture that operates in three countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through select local distributors under contractual arrangements designed to protect the image and position of the brands.  In addition, we sell certain products in select domestic and international military locations.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data — Note 19 — Segment Data and Related Information.”

As part of our strategy to diversify our distribution, we have been selectively opening new single-brand stores that we or our distributors operate.  The M•A•C, Aveda, Jo Malone and Origins brands have been the primary focus for this method of distribution, and we are expanding to other brands.  We operate approximately 940 freestanding stores and, our distributors operate approximately 370 freestanding stores worldwide.  We expect the number of freestanding stores to increase moderately over the next several years.

We currently sell products from 14 of our brands directly to consumers online through approximately 120 of our own e-commerce and certain of our m-commerce sites.  Additionally, our products are sold on various retailer websites.  Some or all of these brands are sold online in 28 countries including the following: the United States, Canada, the United Kingdom, France, Germany, Austria, Brazil, Russia, Denmark, Italy, Australia, Korea, China and Japan.

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 10% of our consolidated net sales for fiscal 2014 and 11% for fiscal 2013 and 2012, and 11% and 10% of our accounts receivable as of June 30, 2014 and 2013, respectively.

Marketing

Our marketing strategy is built around “Bringing the Best to Everyone We Touch.”  Mrs. Estée Lauder formulated this marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our marketing efforts focus principally on communicating the quality, value and benefits of our products.  Each of our brands is distinctively positioned, and is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it.  We regularly advertise our products on television, in magazines and newspapers, by digital and social media, on billboards and through direct mail and photo displays at international airports and seek editorial coverage for our brands and products in publications and other media.  Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to different products in the line.  Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Such activities attract consumers to our counters and allow us to introduce them to our products.  Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers and beauty consultants at the points of sale.  These include Estée Lauder Beauty Advisors, Clinique Consultants, Aramis Selling Specialists, Origins Guides and M•A•C and Bobbi Brown Makeup Artists.  At in-store counters, consumers are offered a “High-Touch” experience with personal consultations to market individual products as well as to provide education on their use and application.  We conduct extensive sampling programs, and we pioneered gift with purchase as a sampling program.  We believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Our “High-Touch” approach promotes the total value we offer by leveraging our in-person and virtual assets, as well as merchandising and education, to provide a customized consumer experience.  To support this initiative, we continue to expand our online strategy into a multi-pronged digital strategy that encompasses e-commerce, m-commerce, as well as digital and social media.  We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.  We continue to use the Internet to educate and inform consumers about certain of our brands.  Currently, 16 of our brands have marketing websites.  In order to continue to offer unparalleled service and set the standard for prestige beauty shopping online, we partner with key “brick and mortar” retailers to strengthen their e-commerce business and drive sales of our brands on their websites, continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), and support e-commerce and m-commerce business via digital and social marketing activities designed to build brand equity and consumer engagement.

Most of our creative marketing work is done by in-house creative teams.  The creative staff designs and produces the sales materials, advertisements and packaging for products in each brand.

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,840.0 million, $2,754.8 million and $2,614.5 million in fiscal 2014, 2013 and 2012, respectively.  These amounts include activities relating to purchase with purchase promotions that are reflected in net sales and cost of sales, and gift with purchase promotions that are reflected in cost of sales.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We expect that these systems will continue to provide pertinent inventory and sales data in the short term.  As part of our long-term effort to enhance these systems and increase productivity, we continue to implement our Strategic Modernization Initiative (“SMI”), which includes an enterprise-wide global program that we expect will deliver a single set of integrated data, processes and technologies, which would be scalable and used to standardize business processes across brands, operating units and sales locations.  As part of SMI, we rolled out the last of our four major waves of SAP-based technologies (“SAP”) in July 2014.  With the July rollout, locations representing approximately 93% of our consolidated net sales are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations through fiscal 2017.

In parallel with our SAP deployment, we are creating a more focused global information technology organization utilizing industry standard processes, which we expect will benefit, among other things, our demand planning process.  We are also exploring opportunities to create a more efficient organization by rebalancing our information technology resources to better align with our global business growth.  As we continue to modernize our key processes and the related systems and infrastructure, we are developing upgraded capabilities to support our human resource and retail operations.  Our plan is to progressively develop and deploy key systems globally over the next several years.

Of the many systems currently being utilized, the most significant to our business needs are: (i) a centralized data repository of essential attributes for each of the products we offer, or plan to offer, which enables us to globally manufacture and market products of consistent quality; (ii) a sales analysis system to track weekly sales at the stock keeping unit (“SKU”) level at the most significant retail sales locations (i.e. sell-through data), increasing our understanding of consumer preferences and enabling us to coordinate more effectively our product development, manufacturing and marketing strategies; (iii) an automated replenishment system with many of our key domestic customers, allowing us to replenish inventories for individual points of sale automatically, with minimal paperwork; and (iv) an inventory management system that provides us with a global view of finished goods availability relative to forecasted requirements.

Research and Development

We believe that we are an industry leader in the development of new products.  Our research and development group, which includes scientists and other employees involved in product innovation and packaging design and development, works closely with our marketing and product development teams to cultivate ideas, develop new products and product-line extensions, and create new packaging concepts, as well as to improve, redesign or reformulate existing products.  In addition, these research and development personnel provide ongoing technical assistance and know-how to quality and assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver products with attributes that fulfill consumer expectations.  The research and development group has long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  Members of the research and development group are also responsible for regulatory compliance matters.

During fiscal 2014, we conducted a review of the activities and elements of costs associated with our research and development process as described above.  As a result of our review, we identified certain activities, such as product innovation and packaging design and development, and their related costs that should be categorized as research and development costs, which continue to be recorded in Selling, general and administrative expenses in the consolidated statements of earnings.  As a result, our research and development costs totaled $157.9 million, $146.8 million and $137.8 million in fiscal 2014, 2013 and 2012, respectively.  Research and development costs are expensed as incurred.  As of June 30, 2014, we had approximately 700 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see “Item 2. Properties.”

We do not conduct animal testing on our products or ingredients, nor ask others to test on our behalf, except when required by law.

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one category of product (e.g., makeup) for all of the principal brands.  Our plants are modern, and our manufacturing processes are substantially automated.  While we believe that our network of manufacturing facilities and third party manufacturers is sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity, technology and productivity.  To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis, including an increased percentage of volume in Asia/Pacific to support our growth.

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

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals.  We also purchase packaging components that are manufactured to our design specifications.  Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations department.  We have made a concentrated effort in supplier rationalization and continue to review our supplier base with the specific objective of reducing costs, increasing innovation and speed to market and improving quality.  In addition, we continue to focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies.  As a result of sourcing initiatives, there is increased dependency on certain suppliers, but we believe that our portfolio of these suppliers has adequate resources and facilities to overcome most unforeseen interruptions of supply.  In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

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

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; Beiersdorf AG; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; Avon Products, Inc.; Chanel S.A.; and Groupe Clarins. We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, American Beauty, Flirt!, GoodSkin Labs, grassroots research labs, Ojon, Smashbox, and Osiao, and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Coach, Dr. Andrew Weil, Ermenegildo Zegna, Marni, Aerin and Tory Burch.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.”  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2014, we had approximately 42,400 full-time employees worldwide (including demonstrators at points of sale who are employed by us), of whom approximately 13,000 are employed in the United States and Canada.  None of our employees in the United States is covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, manufacturing, labeling, packaging, marketing, advertising, shipment, disposal and safety of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment or that relate to climate change.  There are no significant capital expenditures for environmental control or climate change matters either planned in the current year or expected in the near future.

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

Availability of Reports

We make available financial information, news releases and other information on our website at www.elcompanies.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge, via the EDGAR database at www.sec.gov or our website, as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these reports without charge.

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including, without limitation, the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents and any waiver of a provision of the Code granted to any senior officer or director or material amendment to the Code, if any, may be found in the “Investor Relations” section of our website: www.elcompanies.com within the “Leadership” subsection under the heading “Corporate Governance.”  The charters for the Audit Committee, Compensation Committee and Nominating and Board Affairs Committee may be found in “Committees” within “Corporate Governance.”  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	58	Group President
Fabrizio Freda	56	President, Chief Executive Officer and a Director
Carl Haney	51	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Leonard A. Lauder	81	Chairman Emeritus and a Director
Ronald S. Lauder	70	Chairman of Clinique Laboratories, LLC
William P. Lauder	54	Executive Chairman and a Director
Sara E. Moss	67	Executive Vice President and General Counsel
Michael O’Hare	46	Executive Vice President – Global Human Resources
Gregory F. Polcer	59	Executive Vice President – Global Supply Chain
Cedric Prouvé	54	Group President – International
Tracey T. Travis	52	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	49	Executive Vice President – Global Communications

John Demsey was appointed Group President in July 2006.  In this role, he is responsible for the Estée Lauder, M·A·C, Prescriptives, Smashbox, Tom Ford Beauty, Bobbi Brown, Jo Malone, La Mer and Bumble and bumble brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M•A•C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M•A•C AIDS Fund and is on the Board of Directors of Baccarat S.A.  He was previously on the Board of Directors of The Jones Group Inc. and is active in many cultural organizations.

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

Leonard A. Lauder is Chairman Emeritus and a member of the Board of Directors.  He was Chairman of the Board of Directors from 1995 through June 2009 and served as our Chief Executive Officer from 1982 through 1999 and President from 1972 until 1995.  Mr. Lauder formally joined us in 1958 after serving as an officer in the United States Navy.  Since joining, he has held various positions, including executive officer positions other than those described above.  He is Chairman Emeritus of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of The University of Pennsylvania, a Trustee of The Aspen Institute and the co-founder and Co-Chairman of the Alzheimer’s Drug Discovery Foundation.  He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

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

Sara E. Moss is Executive Vice President and General Counsel.  She joined us as Senior Vice President, General Counsel and Secretary in September 2003 and became Executive Vice President in November 2004.  She was Senior Vice President and General Counsel of Pitney Bowes Inc. from 1996 to February 2003, and Senior Litigation Partner for Howard, Smith & Levin (now Covington & Burling) in New York from 1984 to 1996.  Prior to 1984, Ms. Moss served as an Assistant United States Attorney in the Criminal Division in the Southern District of New York, was an associate at the law firm of Davis, Polk & Wardwell and was Law Clerk to the Honorable Constance Baker Motley, U.S. District Judge in the Southern District of New York.

Michael O’Hare joined the Company in 2013 as Executive Vice President, Global Human Resources.  Previously, he was with Heineken N.V., a global brewer based in the Netherlands, where he served since 2009 as Global Chief Human Resources Officer.  Prior to that, he spent 13 years at PepsiCo, a global food and beverage company, where he held a variety of senior roles in Human Resources, including Chief Personnel Officer/Vice President for Asia Pacific.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies.  Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us.  Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities.  It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.  A consolidation in the retail trade may result in us becoming increasingly dependent on key retailers.  This could result in an increased risk related to the concentration of our customers.  A severe adverse impact on the business operations of our customers could have a corresponding material adverse effect on us.  Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.  In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands.  Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop for those products.  We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared.  If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

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

We continuously review acquisition and investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms.  If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both.  Acquisitions including strategic investments or alliances entail numerous risks, which may include:

•                  difficulties in assimilating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;

•                  diversion of management’s attention from our existing businesses;

•                  adverse effects on existing business relationships with suppliers and customers; and

•                  risks of entering distribution channels, categories or markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business, and any adverse consequences associated with our acquisition activities, could have a material adverse effect on our business, financial condition and operating results.

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

A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability.  We are seeing continued softness in certain Southern European countries and Korea due to challenging economic environments, as well as intensifying competitive pressures globally.  Elsewhere, we are cautious of an uncertain retail environment in the United States in the short term, unfavorable foreign exchange rates in certain emerging countries, and the lower growth rates we have been experiencing in China.  We also continue to see an adverse impact of Chinese government actions on the travel and spending of Chinese consumers, which are affecting sales in the travel retail channel, at their travel destinations and within their home market.

Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world could have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions.  Deterioration in global financial markets or an adverse change in our credit ratings could make future financing difficult or more expensive.  If any financial institutions that are parties to our undrawn revolving credit facility or other financing arrangements, such as foreign exchange or interest rate hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity or unhedged against certain foreign currency or interest rate exposures which could have an adverse impact on our financial condition and results of operations.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect, or will affect, our business, including changes in accounting standards, tax laws and regulations, laws and regulations relating to data privacy, anti-corruption, advertising, marketing, manufacturing, distribution, product registration, ingredients, chemicals and packaging, laws in Europe and elsewhere relating to selective distribution, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result could adversely affect our financial results.

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

Our success depends, in part, on the quality, efficacy and safety of our products.

Our success depends, in part, on the quality, efficacy and safety of our products.  If our products are found to be defective or unsafe, our product claims are found to be deceptive, or our products otherwise fail to meet our consumers’ expectations, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability or claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

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

We operate on a global basis, with a majority of our fiscal 2014 net sales and operating income generated outside the United States.

We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision.  A significant portion of our cash and cash equivalents that result from these earnings remain outside the United States.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

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

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information systems, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control.  If such an event were to occur, it could have an adverse effect on our business and financial results.

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

As we outsource functions, we become more dependent on the entities performing those functions.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections.  Accordingly, when we announced our year-end financial results for fiscal 2014, we provided guidance as to a number of assumptions, including our expected net sales and earnings per share for the quarter ending September 30, 2014 and the fiscal year ending June 30, 2015.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

As of August 14, 2014, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having 86.7% of the outstanding voting power of the Common Stock.  In addition, there are four members of the Lauder family who are employees, including three who are members of our Board of Directors.  Another family member is on our board and is a party to a consulting agreement and a license agreement with us.  As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 14, 2014.  The leases expire at various times through 2029 subject to certain renewal options.

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

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 680,000 square feet of rentable space for our principal offices in New York, New York.  We own a building of approximately 57,000 square feet of office space in Melville, New York.  As of August 14, 2014, we directly operated approximately 940 retail stores.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 13 – Commitments and Contingencies.”

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2014 and fiscal 2013:

	Fiscal 2014			Fiscal 2013
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$72.69	$64.43	$.18	$62.24	$49.81	$—
Second Quarter	75.77	68.25	.20	65.00	56.04	.72
Third Quarter	75.13	63.63	.20	66.51	59.90	.18
Fourth Quarter	77.34	66.82	.20	72.70	62.29	.18

Fiscal Year	77.34	63.63	$.78	72.70	49.81	$1.08

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  We transitioned to a quarterly dividend payout schedule for our Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.  Accordingly, the total cash dividends per share in fiscal 2013 is equivalent to six quarterly dividends.  As a result, the total value of cash dividends per share paid in fiscal 2014 was lower than the dividends per share paid in fiscal 2013.  On August 14, 2014, a dividend was declared in the amount of $.20 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2014 to stockholders of record at the close of business on August 29, 2014.

As of August 14, 2014, there were 8,910 record holders of Class A Common Stock and 16 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2014, the cumulative total of acquired shares pursuant to the authorization was 175.9 million, reducing the remaining authorized share repurchase balance to 40.1 million.  During fiscal 2014, we purchased approximately 8.9 million shares pursuant to the authorization for $617.1 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2013	358,900		$65.36	358,900	48,583,218
August 2013	279,200		65.68	279,200	48,304,018
September 2013	264,386	(2)	66.76	—	48,304,018
October 2013	443,373	(2)	72.76	—	48,304,018
November 2013	1,031,000		71.44	1,031,000	47,273,018
December 2013	540,127		73.19	540,127	46,732,891
January 2014	979,192	(2)	71.41	978,152	45,754,739
February 2014	3,119,197		67.41	3,119,197	42,635,542
March 2014	1,676,604	(2)	68.70	1,675,636	40,959,906
April 2014	163,051	(2)	67.36	161,591	40,798,315
May 2014	420,500		73.70	420,500	40,377,815
June 2014	326,656		76.53	326,656	40,051,159
	9,602,186		69.49	8,890,959

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

Subsequent to June 30, 2014 and as of August 14, 2014, we purchased approximately 1.7 million additional shares of Class A Common Stock for $130.7 million pursuant to our share repurchase program.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2014 (a)	2013 (a)	2012 (a)	2011 (a)	2010 (a)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales (b)	$10,968.8	$10,181.7	$9,713.6	$8,810.0	$7,795.8
Gross profit	8,810.6	8,155.8	7,717.8	6,873.1	5,966.4
Operating income (b) (c)	1,827.6	1,526.0	1,311.7	1,089.4	789.9
Interest expense, net	50.8	54.8	61.1	63.9	74.3
Interest expense on debt extinguishment (d)	—	19.1	—	—	27.3
Other income (e)	—	23.1	10.5	—	—

Earnings before income taxes	1,776.8	1,475.2	1,261.1	1,025.5	688.3
Provision for income taxes	567.7	451.4	400.6	321.7	205.9
Net earnings	1,209.1	1,023.8	860.5	703.8	482.4
Net earnings attributable to noncontrolling interests	(5.0)	(4.0)	(3.6)	(3.0)	(4.1)
Net earnings attributable to The Estée Lauder Companies Inc.	1,204.1	1,019.8	856.9	700.8	478.3
Cash Flow Data:
Net cash flows provided by operating activities	$1,535.2	$1,226.3	$1,126.7	$1,027.0	$956.7
Net cash flows used for investing activities	(511.6)	(465.5)	(428.3)	(606.9)	(281.4)
Net cash flows used for financing activities	(856.9)	(611.5)	(585.1)	(313.1)	(406.1)
Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.12	$2.63	$2.20	$1.78	$1.21
Diluted	$3.06	$2.58	$2.16	$1.74	$1.19
Weighted-average common shares outstanding:
Basic	386.2	387.6	388.7	394.0	395.4
Diluted	393.1	394.9	397.0	402.4	401.5
Cash dividends declared per common share	$.78	$1.08	$.525	$.375	$.275
Balance Sheet Data:

Working capital	$2,768.5	$2,362.6	$1,729.3	$1,743.2	$1,548.8
Total assets	7,868.8	7,145.2	6,593.0	6,273.9	5,335.6
Total debt (d) (f)	1,343.1	1,344.3	1,288.1	1,218.1	1,228.4
Stockholders’ equity - The Estée Lauder Companies Inc.	3,854.9	3,286.9	2,733.2	2,629.4	1,948.4

(a) Fiscal 2014 results included $(1.8) million, after tax, related to total adjustments associated with restructuring activities.  Fiscal 2013 results included $11.7 million, after tax, or $.03 per diluted share related to total charges associated with restructuring activities.  Fiscal 2012 results included $44.1 million, after tax, or $.11 per diluted share related to total charges associated with restructuring activities.  Fiscal 2011 results included $41.7 million, after tax, or $.10 per diluted share related to total charges associated with restructuring activities.  Fiscal 2010 results included $55.9 million, after tax, or $.14 per diluted share related to total charges associated with restructuring activities.

(b) As a result of our July 2014 SMI rollout, approximately $178 million of accelerated orders were recorded as net sales and $127 million as operating income in fiscal 2014 that we believe would normally occur in the fiscal 2015 first quarter, equal to approximately $.21 per diluted common share.

(c) During the third quarter of fiscal 2014, we recorded a $38.3 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.10 per diluted common share.

(d) In September 2012, we redeemed the $230.1 million principal amount of our 7.75% Senior Notes due November 1, 2013 (“2013 Senior Notes”) at a price of 108% of the principal amount.  We recorded a pre-tax expense on the extinguishment of debt of $19.1 million ($12.2 million after tax, or $.03 per diluted share) representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.  In May 2010, we completed a cash tender offer for $130.0 million principal amount of our 6.00% Senior Notes due January 15, 2012 at a price of 108.500% of the principal amount and for $69.9 million principal amount of our 2013 Senior Notes at a tender price of 118.813% of the principal amount.  During the fourth quarter of fiscal 2010, we recorded a pre-tax expense on the extinguishment of debt of $27.3 million representing the tender premium, the pro-rata write-off of unamortized terminated interest rate swap, issuance costs and debt discount, and tender offer costs associated with both series of notes.

(e) In December 2012, we amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us) to receive a fixed amount in lieu of future contingent consideration and other rights.  Accordingly, we recognized $22.4 million, net of discount of $0.4 million, which has been classified as other income in our consolidated statement of earnings.  Prior to this amendment, we earned and received $0.7 million of contingent consideration.  In November 2011, we settled a commercial dispute with third parties that was outside our normal operations.  In connection therewith, we received a $10.5 million cash payment, which has been classified as other income in our consolidated statement of earnings.

(f) In August 2012, we issued $250.0 million of 2.35% Senior Notes due August 15, 2022 and $250.0 million of 3.70% Senior Notes due August 15, 2042 in a public offering.  We used the net proceeds of the offering to redeem the 2013 Senior Notes and for general corporate purposes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2014 and our results of operations for the three fiscal years ended June 30, 2014 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets and income taxes.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.4% in fiscal 2014, 3.3% in fiscal 2013 and 3.5% in fiscal 2012.

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

In the ordinary course of business, we have established an allowance for doubtful accounts and customer deductions based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Our allowance for doubtful accounts and customer deductions is a subjective critical estimate that has a direct impact on reported net earnings.  The allowance for doubtful accounts was $23.9 million and $22.7 million as of June 30, 2014 and 2013, respectively.  The allowance for doubtful accounts was reduced by $8.3 million, $23.0 million and $13.8 million for customer deductions and write-offs in fiscal 2014, 2013 and 2012, respectively, and increased by $9.5 million, $14.6 million and $11.0 million for additional provisions in fiscal 2014, 2013 and 2012, respectively.

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

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2014, we used discount rates for our Domestic Plans of between 4.30% and 4.90% and varying rates on our international plans of between 1.00% and 7.25%.  The discount rate for our Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We used an above-mean yield curve which represents an estimate of the effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of our Domestic Plans.  For our international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.

For fiscal 2014, we used an expected return on plan assets of 7.50% for our U.S. Qualified Plan and varying rates of between 2.25% and 7.25% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  See “Item 8.  Financial Statements and Supplementary Data – Note 12 – Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2014, our pension plans had actual return on assets of approximately $129 million as compared with expected return on assets of approximately $68 million.  The resulting net deferred gain of approximately $61 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 7 to 23 years.  The actual return on plan assets from our global pension plans exceeded expectations, primarily reflecting strong performance from global equity and U.S. fixed income investments.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2014 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(4.0)	$4.2
Expected return on assets	$(2.7)	$2.7

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2014 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.3	$(1.1)
Effect on post-retirement benefit obligations	$13.9	$(12.1)

To determine the fiscal 2015 net periodic benefit cost, we are using discount rates of 4.30% and 3.60% for the U.S. Qualified Plan and the non-qualified domestic noncontributory pension plan, respectively, and varying rates for our international plans of between .50% and 6.75%.  We are using an expected return on plan assets of 7.50% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.00% and 6.75%.  The net change in these assumptions from those used in fiscal 2014 will result in an increase in pension expense of approximately $3 million in fiscal 2015.

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

Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  We use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we engage third-party valuation specialists for advice.  To determine fair value of the reporting units, we generally use an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less applicable (e.g., only the income approach would be used for reporting units with existing negative margins).  We believe both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

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

The key estimates and factors used in these two approaches include, but are not limited to, revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  The fiscal 2014 compound annual growth rate of sales for the first eight years of our projections, as considered appropriate for the individual reporting units, ranged between 3% and 17% with the higher growth rates in certain of the Company’s smaller reporting units that are expected to continue the growth that they have exhibited over the past several years. The following fiscal 2013 estimates and factors exclude those related to our Darphin reporting unit, for which we recorded an impairment charge of the remainder of its goodwill.  The fiscal 2013 compound annual growth rate of sales for the first five to eight years of our projections ranged between 5% and 22% with the higher growth rates in certain of the Company’s smaller reporting units that are expected to continue the growth that they have exhibited over the past several years.  For reporting units with positive earnings, growth in the corresponding earnings before interest and taxes ranged from 3% to 38% in fiscal 2014 as compared with 7% to 49% in fiscal 2013.  The terminal growth rates were projected at 3% after eight years in fiscal 2014 and five to eight years in fiscal 2013, which reflects our estimate of long-term market and gross domestic product growth.  The weighted-average cost of capital used to discount future cash flows ranged from 9% to 17% in fiscal 2014 as compared with 8% to 15% in fiscal 2013.  The range of market multiples used in our fiscal 2014 impairment testing was from 1.2 to 3.5 times trailing-twelve-month sales and 9.0 to 12.0 times trailing-twelve-month earnings before interest, taxes, depreciation and amortization.  The range of market multiples used in our fiscal 2013 impairment testing was from 1.5 to 3.5 times trailing-twelve-month sales and between 8.5 to 13.0 times trailing-twelve-month earnings before interest, taxes and depreciation and amortization.  Future changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.  However, a decrease of 100 basis points in our terminal growth rate or an increase of 100 basis points in our weighted-average cost of capital would still result in a fair value calculation exceeding our book value for each of our reporting units.  Changes in the valuation assumptions from those used in the prior year primarily reflect the impact of the current economic environment on the reporting units and their projected future results of operations.

To determine fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.  Other indefinite-lived intangible assets’ fair values require significant judgments in determining both the assets’ estimated cash flows as well as the appropriate discount and royalty rates applied to those cash flows to determine fair value.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  The fiscal 2014 and fiscal 2013 terminal growth rate applied to future cash flows was 3% and the fiscal 2014 and fiscal 2013 discount rates ranged from 9% to 17% in fiscal 2014 and 10% to 18% in fiscal 2013.  The fiscal 2014 and fiscal 2013 royalty rates ranged from 0.5% to 12%. These rates exclude those related to the Darphin trademark, for which we recorded an impairment charge for its remaining carrying value in fiscal 2013.

As of our annual step-one goodwill and indefinite-lived asset impairment test on April 1, 2014, the fair values of our reporting units and the fair values of our indefinite-lived intangible assets substantially exceeded their respective carrying values.

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

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2014, we have current net deferred tax assets of $295.1 million and non-current net deferred tax assets of $85.5 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $115.2 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time while the reduction of a valuation allowance will result in an increase of net earnings at that time.

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

Quantitative Analysis

During the three-year period ended June 30, 2014, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales, operating expenses or our provision for income taxes as they relate to the provisions for anticipated sales returns, allowance for doubtful accounts, inventory obsolescence reserve and income taxes.  For fiscal 2014, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $5.8 million, operating expenses would have changed by approximately $0.6 million and the provision for income taxes would have increased or decreased by approximately $0.7 million.  The collective impact of these changes on operating income, net earnings attributable to The Estée Lauder Companies Inc., and net earnings attributable to The Estée Lauder Companies Inc. per diluted common share would be an increase or decrease of approximately $6.4 million, $5.7 million and $.01, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories. The following table is a comparative summary of operating results for fiscal 2014, 2013 and 2012 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies and Note 19 — Segment Data and Related Information” for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2014	2013	2012
	(In millions)
NET SALES
By Region:
The Americas	$4,572.3	$4,302.9	$4,101.1
Europe, the Middle East & Africa	4,163.7	3,758.7	3,603.2
Asia/Pacific	2,232.7	2,121.6	2,011.4
	10,968.7	10,183.2	9,715.7
Returns associated with restructuring activities	0.1	(1.5)	(2.1)
Net Sales	$10,968.8	$10,181.7	$9,713.6

By Product Category:
Skin Care	$4,769.8	$4,465.3	$4,225.2
Makeup	4,210.2	3,876.9	3,696.8
Fragrance	1,425.0	1,310.8	1,271.0
Hair Care	515.6	488.9	462.4
Other	48.1	41.3	60.3
	10,968.7	10,183.2	9,715.7
Returns associated with restructuring activities	0.1	(1.5)	(2.1)
Net Sales	$10,968.8	$10,181.7	$9,713.6

OPERATING INCOME (LOSS)
By Region:
The Americas	$537.3	$423.2	$288.4
Europe, the Middle East & Africa	938.3	813.4	746.3
Asia/Pacific	349.1	307.2	340.2
	1,824.7	1,543.8	1,374.9
Total charges associated with restructuring activities	2.9	(17.8)	(63.2)
Operating Income	$1,827.6	$1,526.0	$1,311.7

By Product Category:
Skin Care	$975.8	$830.1	$746.7
Makeup	715.9	580.4	538.0
Fragrance	104.1	120.3	100.1
Hair Care	33.7	26.7	12.2
Other	(4.8)	(13.7)	(22.1)
	1,824.7	1,543.8	1,374.9
Total charges associated with restructuring activities	2.9	(17.8)	(63.2)
Operating Income	$1,827.6	$1,526.0	$1,311.7

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2014	2013	2012

Net sales	100.0%	100.0%	100.0%
Cost of sales	19.7	19.9	20.5
Gross profit	80.3	80.1	79.5

Operating expenses:
Selling, general and administrative	63.6	64.8	65.1
Restructuring and other charges	—	0.1	0.7
Goodwill impairment	—	0.1	—
Impairment of other intangible assets	—	0.1	0.2
Total operating expenses	63.6	65.1	66.0

Operating income	16.7	15.0	13.5
Interest expense, net	0.5	0.5	0.6
Interest expense on debt extinguishment	—	0.2	—
Other income	—	0.2	0.1

Earnings before income taxes	16.2	14.5	13.0
Provision for income taxes	5.2	4.5	4.1

Net earnings	11.0	10.0	8.9
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	11.0%	10.0%	8.9%

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

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing shopping habits. To be the global leader in prestige beauty, we continued to implement a long-term strategy that is guiding us through fiscal 2017. The strategy has numerous initiatives across geographic regions, channels of distribution, product categories, brands and functions that are designed to leverage our strengths, make us more productive and grow our sales.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we plan to continue building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship. We have succeeded in expanding our distinctive “High-Touch” service model and will continue to look for ways to further evolve it within our channels of distribution and geographic regions. As an example, we continue to enhance our capabilities to deliver superior retailing experiences across our brands, particularly in freestanding retail stores. We also continue to increase brand awareness and sales by expanding our multi-pronged digital presence encompassing e-commerce and m-commerce, as well as digital and social media. We are leveraging our regional organization in an effort to assure that we are locally relevant with our products, services, channels, marketing and visual merchandising.

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

We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan. In addition, we continue to prioritize efforts to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe, Brazil and South Africa and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market. We also continue to expand our digital presence in international markets, which has resulted in growth in the net sales of our products sold online. In North America, despite solid retail sales growth during the holiday season, we saw a softening in the retail environment during the second half of fiscal 2014 in our traditional department store channel, due in part to adverse winter weather conditions. At the same time, we continued to expand our presence in other channels, such as specialty multi-brand retailers, freestanding retail stores and online. Internationally, we continue to take actions to grow in European perfumeries and pharmacies and in department stores, particularly in Asia and the United Kingdom. In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail sales and continuing efforts to grow our business in the freestanding retail store, online, specialty multi-brand retailer and prestige salon channels. The travel retail channel continues to be an important source of sales growth and profitability. Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

While our overall business is performing well, we are seeing continued softness in certain Southern European countries and Korea due to challenging economic environments, as well as intensifying competitive pressures globally. Elsewhere, we are cautious of an uncertain retail environment in the United States in the short term, unfavorable foreign exchange rates in certain emerging countries, and the lower growth rates we have been experiencing in China. We also continue to see an adverse impact of Chinese government actions on the travel and spending of Chinese consumers, which are affecting sales in the travel retail channel, at their travel destinations and within their home market.

We believe we have and will continue to offset to some extent the impact of these challenges as a result of our strategy to mitigate weaknesses we find in certain areas by utilizing the strengths of our diverse brand portfolio and geographic presence in other areas. However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business. We will continue to monitor these and other risks that may affect our business.

Looking ahead to fiscal 2015, we plan to continue building on our strengths and our heritage of innovation to bring unique and high-performance products with long-term appeal and enduring quality to our consumers. We expect our strategy will enable us to continue to succeed in high growth channels, benefit from regional opportunities, focus on emerging market consumers and enhance our local relevance. We plan on continuing to incorporate our personalized “High-Touch” philosophy through customization with key retailers, expansion in freestanding retail stores and extending it to fast-growing digital platforms. We remain dedicated to investing in select areas to improve our capabilities or develop new ones. Our main focuses are digital capabilities, research and development, product innovation, consumer insight, information technology improvements and operational excellence.

We rolled out the last major wave of SMI in July 2014 in certain of our remaining locations. As a result, some retailers accelerated their sales orders that we believe would normally occur in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout. The impact on net sales and operating results by product category and geographic region is as follows:

	Year Ended June 30, 2014
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

These actions created a favorable comparison between fiscal 2014 and fiscal 2013 of approximately $178 million in net sales and approximately $127 million in operating results and impacted our operating margin comparisons. While these additional orders benefited our fiscal 2014 net sales and operating results comparisons, we expect there to be a corresponding adverse effect on our first quarter and full year fiscal 2015 net sales and operating results. We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

Impact of Recent Economic Events in Venezuela

Our Venezuelan subsidiary has been operating in a highly inflationary economy since January 2010.  Ongoing macroeconomic uncertainties in Venezuela have resulted in stringent controls on foreign currency exchange. In February 2013, there was a devaluation of the Venezuelan currency, the bolivar fuerte (“VEF”), from an official rate of 4.3 to 6.3. We recorded a devaluation charge in our fiscal 2013 third quarter, which did not have a significant impact on our consolidated net sales or operating income.  In October 2013, the Venezuelan government introduced an auction-based foreign currency exchange mechanism (“SICAD I”). Participation in the weekly auctions is limited to certain industries determined by the Venezuelan government. Since we were unable to transact in the only SICAD I auction we were authorized to participate, we continued to use the official published rate of 6.3 to remeasure our VEF-denominated monetary assets and liabilities.

During the third quarter of fiscal 2014, the Venezuelan government enacted additional changes to the country’s foreign exchange controls that expanded the use of SICAD I and created a third exchange control mechanism (“SICAD II”), which allows all companies in all sectors to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose. As a result, we considered our company-specific facts and circumstances in determining the appropriate remeasurement rate, principally assessing our legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, our past and expected future ability to transact through those mechanisms, and our intent to utilize a particular mechanism for particular purposes. Although the SICAD II mechanism and its level and frequency of exchange continue to be regulated by the Venezuelan government, it offers the possibility of foreign exchange in a theoretically open market without restricted uses and in our opinion is the only mechanism legally available at this time for our highest priority transactions, which are the import of goods. We have submitted applications to access U.S. dollars through the SICAD II mechanism and certain applications have been approved and we have received funds through June 30, 2014. While there is no guarantee our future applications will be accepted, based on the enacted changes and related considerations of how our business is eligible under the requirements established by the Venezuelan authorities, we believe the SICAD II rate was, and continues to be, the most appropriate rate that reflects the economics of our Venezuelan subsidiary’s business since March 24, 2014, when the SICAD II mechanism became operational. As a result, we changed the exchange rate used to remeasure our VEF-denominated monetary assets and liabilities from 6.3 to the SICAD II rate, which was 49.98 as of June 30, 2014. Accordingly, a remeasurement charge of $38.3 million, on a before and after tax basis, was reflected in our consolidated statement of earnings for the year ended June 30, 2014.

Furthermore, in January 2014, in an effort to control inflation, pricing and product shortages, the Venezuelan government enacted a law which imposed a cap on profit margins. We have evaluated the impact of this law and while it has challenged our local business, it did not have a significant impact on our consolidated financial statements for the fiscal year ended June 30, 2014.

Further controls on foreign currency exchange or other actions by the Venezuelan government could have an impact on our local business, however, we do not consider our Venezuelan operations significant to our overall business. On a consolidated basis, we derived less than 1% of our net sales and approximately 1% of our operating income (before the remeasurement charge) from our business in Venezuela for the year ended June 30, 2014.

Returns and Charges Associated with Restructuring Activities

During the second quarter of fiscal 2013, we closed our multi-faceted cost savings program implemented in February 2009 (the “Program”) and have executed substantially all remaining initiatives as of June 30, 2014. Total cumulative restructuring charges and other costs to implement those initiatives from inception of the Program to date are $317.5 million.

Restructuring Charges (Adjustments)

The following table presents aggregate restructuring charges (adjustments) related to the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Fiscal 2014	(4.1)	—	1.2	—	(2.9)
Charges (adjustments) recorded through June 30, 2014	$165.5	$21.4	$24.0	$14.6	$225.5

The following table presents accrued restructuring charges (adjustments) and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2012	$47.9	$—	$0.8	$0.5	$49.2
Charges	7.7	2.1	1.5	3.3	14.6
Cash payments	(26.0)	—	(2.1)	(3.1)	(31.2)
Non-cash write-offs	—	(2.1)	—	—	(2.1)
Translation adjustments	0.2	—	—	—	0.2
Other adjustments	(2.3)	—	—	—	(2.3)
Balance at June 30, 2013	27.5	—	0.2	0.7	28.4
Charges (adjustments)	(4.1)	—	1.2	—	(2.9)
Cash payments	(16.6)	—	(0.8)	(0.5)	(17.9)
Translation adjustments	0.3	—	0.1	(0.1)	0.3
Balance at June 30, 2014	$7.1	$—	$0.7	$0.1	$7.9

Accrued restructuring charges at June 30, 2014 are expected to result in cash expenditures funded from cash provided by operations of approximately $7 million and $1 million in fiscal 2015 and 2016, respectively.

Total Returns and Other Charges (Adjustments) Associated with Restructuring Activities

The following table presents total returns and charges (adjustments) associated with restructuring and other activities related to the Program:

	Year Ended June 30
(In millions)	2014	2013	2012
Sales returns (included in Net Sales)	$(0.1)	$1.5	$2.1
Cost of sales	0.1	1.2	1.5
Restructuring charges (adjustments)	(2.9)	14.6	53.6
Other charges	—	0.5	6.0
Total charges (adjustments) associated with restructuring activities	$(2.9)	$17.8	$63.2

Other charges in connection with the implementation of the Program were primarily related to consulting and other professional services.

Fiscal 2014 as Compared with Fiscal 2013

NET SALES

Net sales increased 8%, or $787.1 million, to $10,968.8 million, primarily reflecting growth in all of our product categories and geographic regions. The impact of foreign currency translation on the change in net sales was de minimis.

In advance of our July 2014 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2014 fourth quarter. We believe those additional orders, which totaled approximately $178 million, would normally occur in our fiscal 2015 first quarter and created a favorable comparison to fiscal 2013. While these additional orders benefited our fiscal 2014 net sales comparison, we expect there to be a corresponding adverse effect on our first quarter and full year fiscal 2015 net sales. Adjusting for the impact of the accelerated orders, reported net sales would have increased 6%, with growth in all of our product categories and geographic regions.

Product Categories

The change in net sales in each product category benefited from the accelerated orders during the current year, as discussed above, as follows: skin care, approximately $91 million; makeup, approximately $65 million; fragrance, approximately $21 million; and hair care, approximately $1 million.

Skin Care

Net sales of skin care products increased 7%, or $304.5 million, to $4,769.8 million. The recent launches of Advanced Night Repair Synchronized Recovery Complex II and Micro Essence Skin Activating Treatment Lotion from Estée Lauder, and Dramatically Different Moisturizing Lotion + and reformulated Repairwear Laser Focus from Clinique contributed approximately $615 million of incremental sales, combined. Also contributing to the increase were higher sales of La Mer products and the Nutritious line of products from Estée Lauder of approximately $144 million, combined. Partially offsetting these increases were lower sales of certain existing Advanced Night Repair Synchronized Recovery products from Estée Lauder and Dramatically Different Moisturizing Lotion and Repairwear Laser Focus from Clinique of approximately $493 million, combined. Excluding the impact of foreign currency translation, skin care net sales increased 8%. Adjusting for the impact of the accelerated orders, reported net sales in skin care would have increased 5%.

Makeup

Makeup net sales increased 9%, or $333.3 million, to $4,210.2 million, primarily reflecting higher net sales from our makeup artist brands, the recent launch of All About Shadow from Clinique and higher sales of Smashbox products of approximately $339 million, combined. Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in line with our retail store strategy. Partially offsetting these increases were lower sales of Chubby Stick Moisturizing Lip Colour Balm and High Impact Lip Color from Clinique, as well as the prior-year launches of Pore Refining Solutions Makeup from Clinique and Pure Color Vivid Shine Lipstick from Estée Lauder of approximately $34 million, combined. The impact of foreign currency translation on makeup net sales was de minimis. Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 7%.

Fragrance

Net sales of fragrance products increased 9%, or $114.2 million, to $1,425.0 million, primarily reflecting the recent launches of Estée Lauder Modern Muse, the Michael Kors Collection, Jo Malone Peony & Blush Suede and Tory Burch, as well as higher sales of Tom Ford Black Orchid of approximately $149 million, combined. These increases were partially offset by lower sales of Estée Lauder pleasures, Donna Karan Cashmere Mist, DKNY Be Delicious So Intense and Coach Poppy of approximately $31 million, combined. The impact of foreign currency translation on fragrance net sales was de minimis. Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have increased 7%.

Hair Care

Hair care net sales increased 5%, or $26.7 million, to $515.6 million, reflecting the continued success and growth of the Invati line of products and the new and reformulated Dry Remedy line of products from Aveda, which contributed approximately $25 million, combined to the increase.  The category benefited from sales generated from expanded global distribution of Aveda products to salons and in the travel retail channel and Bumble and bumble products to specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Ojon products.  The decrease in Ojon net sales was primarily due to the exit of that business from the direct response television channel in our fiscal 2014 second quarter. Excluding the impact of foreign currency translation, hair care net sales increased 6%.  The impact of the accelerated orders on the change in reported net sales in hair care was de minimis.

Geographic Regions

The overall change in net sales in each geographic region benefited from the accelerated orders during the current year, as discussed above, as follows: Americas, approximately $84 million; Europe, the Middle East & Africa, approximately $68 million; and Asia/Pacific, approximately $26 million.

Net sales in the Americas increased 6%, or $269.4 million, to $4,572.3 million, primarily reflecting higher net sales in the United States of approximately $231 million, including the $84 million in accelerated orders.  This growth primarily reflected new collections from our makeup artist brands, higher sales of prestige products from our luxury brands, the continued expansion of Smashbox at specialty multi-brand retailers and department stores, contributions from new product innovations from certain of our heritage brands, new launches from certain of our designer fragrances and expansion into new retail channels by certain of our hair care brands.  We are cautious of an uncertain retail environment in the United States in the short term. Net sales in Latin America increased approximately $24 million, led by Venezuela and Brazil.  The net sales increase in Venezuela was primarily due to price increases as a result of rising inflation.  Net sales in Canada increased approximately $15 million.  Excluding the impact of foreign currency translation, the Americas net sales increased 7%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have increased 4%.

In Europe, the Middle East & Africa, net sales increased 11%, or $405.0 million, to $4,163.7 million, primarily reflecting higher sales from our travel retail business, the United Kingdom, Germany and France of approximately $335 million, combined.  The net sales increase in our travel retail business primarily reflected the success of new launch initiatives, an increase in global airline passenger traffic and expanded distribution, as well as the impact of the accelerated orders.  This was despite a slowdown at retail, in part, due to an adverse impact of Chinese government actions on the travel and spending of Chinese consumers.  Higher sales in the United Kingdom and France were primarily driven by certain of our makeup artist and luxury brands.  The net sales increase in Germany was primarily driven by our makeup artist and certain of our heritage brands.  These increases were partially offset by lower net sales in South Africa and India of approximately $7 million, combined, driven by the weakening of their respective currencies.  We are seeing continued softness in certain Southern European countries due to challenging economic environments.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 9%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 9%.

Net sales in Asia/Pacific increased 5%, or $111.1 million, to $2,232.7 million, primarily reflecting higher sales in China and Hong Kong of approximately $119 million, combined.  Higher sales in China were primarily driven by expanded distribution.  Despite the higher sales in China, we are cautious of the lower growth rates we have been experiencing during the current year.  The net sales increase in Hong Kong was primarily due to higher net sales from certain of our heritage and luxury brands.  These increases were partially offset by lower net sales in Japan and Australia of approximately $17 million, combined.  The declines in Japan and Australia were driven by the weakening of their respective currencies, which more than offset an improvement in their local retail environments and the impact of the accelerated orders in Japan. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 9%.  Adjusting for the impact of the accelerated orders, reported net sales in Asia/Pacific would have increased 4%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.7% as compared with 19.9% in the prior year.  Cost of sales as a percentage of total net sales reflected strategic changes in pricing and the mix of our business of approximately 30 basis points and favorable manufacturing variances of approximately 10 basis points.  Partially offsetting these changes were an increase in obsolescence charges and the unfavorable effect of exchange rates of approximately 10 basis points, each.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 63.6% as compared with 65.1% in the prior year.  As a percentage of net sales, this decrease primarily reflected lower spending on advertising, merchandising and sampling of approximately 110 basis points, lower selling costs of approximately 50 basis points and a favorable comparison to the prior year, which reflected restructuring, goodwill and other impairment charges of approximately 40 basis points, combined.  These improvements were partially offset by a charge in the current year to remeasure net monetary assets in Venezuela of approximately 30 basis points and unfavorable changes in foreign exchange transactions of approximately 10 basis points.  Adjusting for the impact of the accelerated orders in the current year, operating expenses as a percentage of net sales would have decreased 50 basis points, primarily reflecting lower spending on advertising, merchandising and sampling, and lower selling costs.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income increased 20%, or $301.6 million, to $1,827.6 million and operating margin increased to 16.7% of net sales as compared with 15.0% in the prior year, which primarily reflected our lower operating expense margin and, to a lesser extent, our higher gross margin.  The overall operating results were also impacted by approximately $127 million related to the accelerated orders in the current year, as discussed above, which created a favorable comparison to the prior year, partially offset by the current year remeasurement of net monetary assets in Venezuela of $38.3 million.  While these additional orders benefited our fiscal 2014 operating results comparison, we expect there to be a corresponding adverse effect on our first quarter and full year fiscal 2015 operating results.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges (adjustments) associated with restructuring activities of $(2.9) million, or less than 1% of net sales, for fiscal 2014 and $17.8 million, or less than 1% of net sales, for fiscal 2013.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Adjusting for the impact of the accelerated orders in the current year and charges (adjustments) associated with restructuring activities, operating income would have increased 10% and operating margin would have increased 50 basis points.

Product Categories

The overall change in operating results in each product category benefited from the accelerated orders during the current year, as discussed above, as follows: skin care, approximately $72 million; makeup, approximately $41 million; fragrance, approximately $14 million; and the impact on hair care was de minimis.

Skin care operating income increased 18%, or $145.7 million, to $975.8 million, primarily reflecting higher results driven by recent product launches from Estée Lauder and Clinique and higher sales of luxury skin care products.  Makeup operating income increased 23%, or $135.5 million, to $715.9 million, primarily reflecting improved results from our makeup artist brands and certain of our heritage brands, attributable to growth in net sales.  We reallocated our investment spending among brands and media formats which positively impacted operating income in the skin care and makeup product categories.  Fragrance operating income decreased 13%, or $16.2 million, to $104.1 million, primarily reflecting higher investment spending behind recent major launches, partially offset by higher results from our luxury brands.  The current year remeasurement of net monetary assets in Venezuela impacted the skin care, makeup and fragrance product categories by $12 million, $16 million and $10 million, respectively.  Hair care operating results increased 26%, or $7.0 million, to $33.7 million, primarily reflecting higher results from Aveda and strategic reductions in spending behind Ojon products.  Adjusting for the accelerated orders, operating income in the skin care, makeup, fragrance and hair care product categories would have increased (decreased) 9%, 16%, (25%) and 26%, respectively.

Geographic Regions

The overall change in operating results in each geographic region benefited as a result of the accelerated orders during the current year, as discussed above, as follows: Americas, approximately $53 million; Europe, the Middle East & Africa, approximately $53 million; and Asia/Pacific, approximately $21 million.

Operating income in the Americas increased 27%, or $114.1 million, to $537.3 million, primarily reflecting the increase in net sales, as previously discussed, as well as a more measured approach to spending.  These improvements were partially offset by the current year remeasurement of net monetary assets in Venezuela.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have increased 14%.

In Europe, the Middle East & Africa, operating income increased 15%, or $124.9 million, to $938.3 million.  Higher results from our travel retail business and in the United Kingdom totaled approximately $126 million, combined, primarily reflecting higher sales.  The higher results in our travel retail business also reflected the impact of the accelerated orders.  These improvements were partially offset by lower operating results in France and the Middle East of approximately $10 million, combined.  The lower results in France were due to higher spending on advertising, merchandising and sampling.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 9%.

In Asia/Pacific, operating income increased 14%, or $41.9 million, to $349.1 million.  Higher results in Korea, Japan and Hong Kong totaled approximately $45 million, combined.  The higher results in Korea were due to lower spending on advertising, merchandising and sampling and the higher results in Japan primarily reflected the impact of the accelerated orders.  The higher results in the region were partially offset by lower operating results of approximately $11 million in China and Thailand, combined. The lower results from China were primarily driven by an increase in investment spending as a result of new product introductions and increased distribution. Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have increased 7%.

INTEREST EXPENSE, NET

Net interest expense decreased to $50.8 million as compared with $54.8 million in the prior year, primarily due to the refinancing of debt at lower rates in fiscal 2013 and higher interest income.

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

OTHER INCOME

We recognized $23.1 million as other income during fiscal 2013, primarily reflecting the amended agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us).

PROVISION FOR INCOME TAXES

The provision for income taxes represents U.S. federal, foreign, state and local income taxes.  The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change from year to year based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the period of change.

The effective rate for income taxes was 32.0% and 30.6% for fiscal 2014 and 2013, respectively. The increase in the rate of 140 basis points was principally attributable to a higher effective tax rate related to the Company’s foreign operations, which included the impact of the Venezuela remeasurement charge for which no tax benefit has been provided, as well as slightly higher favorable income tax reserve adjustments recorded in the prior year.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior year increased 18%, or $184.3 million, to $1,204.1 million and diluted net earnings per common share increased 19% from $2.58 to $3.06.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding these items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout, the Venezuela fiscal 2014 remeasurement charge, returns and charges (adjustments) associated with restructuring activities and the fiscal 2013 interest expense on debt extinguishment.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2014	2013	Variance	Change	Currency

Net Sales, as reported	$10,968.8	$10,181.7	$787.1	8%	8%
Accelerated orders associated with SMI rollout	(178.3)	—	(178.3)
Returns (adjustments) associated with restructuring activities	(0.1)	1.5	(1.6)
Net Sales, as adjusted	$10,790.4	$10,183.2	$607.2	6%	7%

	Year Ended June 30			%
($ in millions)	2014	2013	Variance	Change

Operating Income, as reported	$1,827.6	$1,526.0	$301.6	20%
Accelerated orders associated with SMI rollout	(127.2)	—	(127.2)
Venezuela fiscal 2014 remeasurement charge	38.3	—	38.3
Total charges (adjustments) associated with restructuring activities	(2.9)	17.8	(20.7)
Operating Income, as adjusted	$1,735.8	$1,543.8	$192.0	12%

	Year Ended June 30			%
	2014	2013	Variance	Change

Diluted net earnings per common share, as reported	$3.06	$2.58	$.48	19%
Accelerated orders associated with SMI rollout	(.21)	—	(.21)
Venezuela fiscal 2014 remeasurement charge	.10	—	.10
Total charges (adjustments) associated with restructuring activities	(.00)	.03	(.03)
Interest expense on debt extinguishment	—	.03	(.03)
Diluted net earnings per common share, as adjusted	$2.95	$2.64	$.31	12%

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

Product Categories

Skin Care

Net sales of skin care products increased 6%, or $240.1 million, to $4,465.3 million.  The fiscal 2013 launches of Perfectionist CP+R, Advanced Time Zone, Advanced Night Repair Eye Serum Infusion and the Optimizer line of products from Estée Lauder contributed approximately $273 million, combined, to the increase.  Also contributing approximately $99 million, combined, to the increase were the fiscal 2013 launches of The Moisturizing Soft Cream from La Mer and Even Better Eyes Dark Circle Corrector from Clinique.  Partially offsetting these increases were lower sales of Perfectionist CP+ Serum and Time Zone, as well as Idealist Even Skintone Illuminator, which was a new launch in fiscal 2012, from Estée Lauder of approximately $162 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.

Makeup

Makeup net sales increased 5%, or $180.1 million, to $3,876.9 million, primarily reflecting an increase in net sales from our makeup artist brands of approximately $156 million, combined.  The fiscal 2013 launches of High Impact Extreme Volume Mascara and Chubby Stick Intense from Clinique and Pure Color Vivid Shine Lipstick from Estée Lauder contributed approximately $47 million of incremental sales, combined to the increase.  Partially offsetting these increases were lower sales of Repairwear Laser Focus Makeup from Clinique and Pure Color Eyeshadow and Doublewear Stay-In-Place Makeup from Estée Lauder, all of which were new launches in fiscal 2012, of approximately $45 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.

Fragrance

Net sales of fragrance products increased 3%, or $39.8 million, to $1,310.8 million.  Incremental sales from the fiscal 2013 launches of Zegna Uomo, DKNY Be Delicious So Intense, Tommy Hilfiger Freedom Men and Coach Love contributed approximately $30 million, combined, to the increase.  Higher sales of Jo Malone and Tom Ford fragrances contributed approximately $60 million, combined, to the increase.  These increases were partially offset by lower sales of Estée Lauder Sensuous Nude and DKNY Golden Delicious, both of which were new launches in fiscal 2012, as well as pureDKNY, of approximately $52 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 4%.

Hair Care

Hair care net sales increased 6%, or $26.5 million, to $488.9 million, primarily reflecting the continued success of the Invati line of products and the fiscal 2013 launches of Pure Abundance Style Prep and Be Curly Curl Controller from Aveda.  The category also benefited from sales generated from expanded global distribution, in particular, to salons for Aveda and multi-brand specialty retailers for Bumble and bumble.  Partially offsetting these increases were lower sales of Bumble and bumble brand products to salons and lower net sales of Ojon brand products due, in part, to a reduction in our business in the DRTV channel.  The impact of foreign currency translation on hair care net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 5%, or $201.8 million, to $4,302.9 million.  The increase during fiscal 2013 was primarily attributable to growth in the United States of approximately $172 million, due in large part to product offerings from our heritage and makeup artist brands.  Net sales in Canada increased approximately $13 million, primarily reflecting increased sales from certain of our heritage brands as a result of expanded distribution.  These increases also reflected the efforts of our expanded pull/push activities, which included innovative advertising that continued to draw new consumers to our brands and our ongoing efforts to work with retailers in the United States and Canada on strengthening the “High-Touch” concepts used to help market our products.  Net sales in Latin America increased approximately $19 million, led by Venezuela and Mexico.  The impact of foreign currency translation on net sales in the Americas was de minimis.

In Europe, the Middle East & Africa, net sales increased 4%, or $155.5 million, to $3,758.7 million, primarily reflecting higher sales from our travel retail business and in the United Kingdom and the Middle East of approximately $185 million, combined.  The net sales increase in our travel retail business primarily reflected a strong retail environment for our products, new product launches and, to a lesser extent, an increase in global airline passenger traffic.  Higher sales in the United Kingdom were primarily driven by our makeup artist brands and new product launches from certain of our heritage brands.  In addition, the United Kingdom benefited from increased sales of certain of our luxury fragrance and skin care products.  Higher sales in the Middle East were primarily driven by our makeup artist brands and sales of luxury fragrances.  These increases in the region were partially offset by lower net sales in Spain, Russia, Switzerland and the Balkans of approximately $45 million, combined.  With the exception of Russia, these lower net sales reflected the challenging economic environments in certain countries in Europe.  The lower net sales in Russia primarily reflected destocking associated with challenges with a certain customer.  The overall change in Europe, the Middle East & Africa net sales was inclusive of unfavorable exchange rates due to the strengthening of the U.S. dollar against most currencies in this region of approximately $75 million.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 6%.

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

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.9% as compared with 20.5% in fiscal 2012.  This improvement reflected changes in the mix of our business and pricing of approximately 40 basis points, favorable manufacturing variances of approximately 20 basis points and the favorable effect of exchange rates of approximately 10 basis points.  These improvements were partially offset by a provision for foreign transactional taxes of approximately 10 basis points.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 65.1% as compared with 66.0% in fiscal 2012.  This improvement reflected a decrease in general and administrative costs as a percentage of net sales of approximately 50 basis points, a decrease in charges associated with restructuring activities of approximately 40 basis points and lower selling and shipping costs as a percentage of net sales of 10 basis points.  Also included in this improvement was a favorable change in foreign exchange transactions of approximately 10 basis points and lower charges associated with other intangible asset impairments of approximately 10 basis points.  Partially offsetting these improvements were higher costs related to stock-based compensation of approximately 20 basis points and increased spending on advertising, merchandising and sampling in line with our strategy of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets being emphasized.

OPERATING RESULTS

Operating income increased 16%, or $214.3 million, to $1,526.0 million.  Operating margin increased to 15.0% of net sales as compared with 13.5% in fiscal 2012, reflecting our higher gross margin and the decrease in our operating expense margin, as previously discussed.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total returns and charges associated with restructuring activities of $17.8 million, or 0.2% of net sales, in fiscal 2013 and $63.2 million, or 0.7% of net sales, in fiscal 2012.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.

Product Categories

Skin care operating income increased 11%, or $83.4 million, to $830.1 million, primarily reflecting improved results from higher-margin product launches from Estée Lauder and La Mer, partially offset by goodwill and other intangible asset impairment charges of $17.7 million.  Makeup operating income increased 8%, or $42.4 million, to $580.4 million, primarily reflecting improved results from our M•A•C brand, partially offset by certain of our heritage brands and an increase in investment spending in line with our strategy.  Fragrance operating income increased 20%, or $20.2 million, to $120.3 million, primarily reflecting increased profitability from certain Jo Malone, Estée Lauder and Clinique products, partially offset by lower results from certain of our designer fragrances.  Hair care operating results increased over 100%, or $14.5 million, to $26.7 million, due to a favorable comparison to fiscal 2012 which was impacted by other intangible asset impairment charges of $21.7 million, partially offset by lower sales of Bumble and bumble brand products and higher investment spending by Aveda to support the Invati line of products.

Geographic Regions

Operating income in the Americas increased 47%, or $134.8 million, to $423.2 million, primarily reflecting improved results from our makeup artist and luxury brands and certain of our hair care and heritage brands, driven by improved category mix, partially offset by the timing and level of strategic investment spending in fiscal 2013.

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

INTEREST EXPENSE, NET

Net interest expense was $54.8 million as compared with $61.1 million in fiscal 2012.  Interest expense decreased primarily due to the refinancing of debt at lower rates.

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

The effective income tax rate for fiscal 2013 was 30.6% as compared with 31.8% in fiscal 2012.  The decrease in the effective income tax rate of 120 basis points was principally due to a decrease in the effective tax rate of our foreign operations as compared with fiscal 2012, as well as the retroactive reinstatement of the U.S. federal research and development tax credit signed into law on January 2, 2013.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2012 increased 19%, or $162.9 million, to $1,019.8 million and diluted net earnings per common share increased 20% from $2.16 to $2.58.  The results in fiscal 2013 include the impact of total returns and charges associated with restructuring activities of $11.7 million, after tax, or $.03 per diluted common share.  The results in fiscal 2012 include the impact of total returns and charges associated with restructuring activities of $44.1 million, after tax, or $.11 per diluted common share.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2014, we had cash and cash equivalents of $1,629.1 million compared with $1,495.7 million at June 30, 2013.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, potential acquisitions and investments, commitments and other contractual obligations on both a near-term and long-term basis. Our cash and cash equivalents balance at June 30, 2014 includes approximately $1,140 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 14, 2014, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At June 30, 2014, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$249.0	$—	$249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.8	—	197.8
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	321.1	—	321.1
Other borrowings	10.4	18.4	28.8
	$1,324.7	$18.4	$1,343.1

(1)       Consists of $250.0 million principal and unamortized debt discount of $1.0 million.

(2)       Consists of $300.0 million principal and unamortized debt discount of $3.4 million.

(3)       Consists of $200.0 million principal and unamortized debt discount of $2.2 million.

(4)       Consists of $250.0 million principal and unamortized debt discount of $0.2 million.

(5)       Consists of $300.0 million principal, unamortized debt discount of $0.2 million and a $21.3 million adjustment to reflect the termination value of interest rate swaps.

(6)       The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of June 30, 2014, we had no commercial paper outstanding.

In July 2014, we replaced our undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 14, 2015 (the “Prior Facility”), with a new $1.0 billion senior unsecured revolving credit facility that expires on July 15, 2019, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  At June 30, 2014, no borrowings were outstanding under the Prior Facility.  The New Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the New Facility is available for multi-currency loans.  The interest rate on borrowings under the New Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the New Facility, which costs will be amortized over the term of the facility.  The New Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The New Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At June 30, 2014, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 26% at June 30, 2014 from 29% at June 30, 2013.

Cash Flows

Net cash provided by operating activities was $1,535.2 million, $1,226.3 million and $1,126.7 million in fiscal 2014, 2013 and 2012, respectively.  The increase in cash flows provided by operating activities as compared with fiscal 2013 was primarily driven by an increase in net earnings, an increase in accrued income taxes as a result of the level and timing of tax payments and an increase in accounts payable, primarily due to the timing of payments. These changes were partially offset by an increase in accounts receivable, which primarily reflected accelerated orders in connection with our July 2014 SMI implementation.  Cash flows provided by operating activities increased in fiscal 2013 as compared with fiscal 2012 primarily driven by an increase in net earnings, a decrease in pension and post-retirement benefit contributions and a favorable change in accounts receivable due to the timing of shipments and collections.  These improvements were partially offset by an increase in the levels of inventory, primarily to maintain acceptable service levels in line with forecasted sales activity, as well as for the remaining safety stock from the fiscal 2013 SMI implementation.  Also offsetting these improvements were a change in accounts payable, primarily due to the timing of payments, and a decrease in accrued income taxes, resulting from the timing and level of tax payments.

Net cash used for investing activities was $511.6 million, $465.5 million and $428.3 million in fiscal 2014, 2013 and 2012, respectively.  The increase in cash flows used for investing activities as compared with fiscal 2013 primarily reflected higher capital expenditure activity in the current year related to leasehold improvements and counters.  The increase in cash flows used for investing activities during fiscal 2013 as compared with fiscal 2012 primarily reflected higher capital expenditure activity in fiscal 2013 related to counters and leasehold improvements.

Net cash used for financing activities was $856.9 million, $611.5 million and $585.1 million in fiscal 2014, 2013 and 2012, respectively.  The increase in cash used for financing activities as compared with fiscal 2013 primarily reflected an increase in treasury stock purchases which were partially offset by lower dividend payments that resulted from the transition to quarterly dividends in the third quarter of fiscal 2013 and the final annual dividend payment made that year.  In addition, the prior year reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes, which was partially offset by the redemption of the 2013 Senior Notes and repayment of commercial paper.  The increase in cash used for financing activities in fiscal 2013 as compared with fiscal 2012 primarily reflected the repayment of outstanding commercial paper during fiscal 2013, higher dividends paid as a result of the increase in the annual dividend rate and transition to a quarterly dividend payout schedule, and higher redemptions of long-term debt during fiscal 2013, partially offset by the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes in August 2012 and lower treasury stock repurchases.

Dividends

The following is a summary of cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2014:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2013	August 30, 2013	September 16, 2013	$.18
October 30, 2013	November 29, 2013	December 16, 2013	$.20
February 4, 2014	February 28, 2014	March 17, 2014	$.20
May 1, 2014	May 30, 2014	June 16, 2014	$.20

On August 14, 2014, a dividend was declared in the amount of $.20 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2014 to stockholders of record at the close of business on August 29, 2014.

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

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assists us in maintaining our overall funded ratio.  For fiscal 2014 and 2013, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.  As we continue to monitor the performance of our plan assets, we may decide to make discretionary cash contributions to the U.S. Qualified Plan or our post-retirement plan in the United States during fiscal 2015, but do not have plans to do so at this time.

For fiscal 2014 and 2013, we made benefit payments under our non-qualified domestic noncontributory pension plan of $7.2 million and $6.1 million, respectively.  We expect to make benefit payments under this plan during fiscal 2015 of approximately $14.4 million.  For fiscal 2014 and 2013, we made cash contributions to our international defined benefit pension plans of $27.9 million and $25.9 million, respectively.  We expect to make contributions under these plans during fiscal 2015 of approximately $24.0 million.

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

For additional contingencies refer to “Item 3. Legal Proceedings.”

Contractual Obligations

The following table summarizes scheduled maturities of our contractual obligations for which cash flows are fixed and determinable as of June 30, 2014:

		Payments Due in Fiscal
(In millions)	Total	2015	2016	2017	2018	2019	Thereafter

Debt service (1)	$2,330.6	$79.7	$68.0	$364.8	$44.7	$44.6	$1,728.8
Operating lease commitments (2)	2,010.6	291.7	274.0	240.5	215.9	190.6	797.9
Unconditional purchase obligations (3)	2,280.1	1,091.6	437.3	430.5	243.7	37.8	39.2
Gross unrecognized tax benefits and interest – current (4)	1.1	1.1	—	—	—	—	—
Total contractual obligations	$6,622.4	$1,464.1	$779.3	$1,035.8	$504.3	$273.0	$2,565.9

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt are projected to be $61.3 million in each of the years from fiscal 2015 through fiscal 2017, $44.6 million in fiscal 2018 and fiscal 2019 and $728.7 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2014.  Refer to “Item 8. Financial Statements and Supplementary Data – Note 9 – Debt.”

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

(3)        Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to our cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2014, without consideration for potential renewal periods.

(4)    Refer to “Item 8. Financial Statements and Supplementary Data – Note 7 – Income Taxes” for information regarding unrecognized tax benefits.  As of June 30, 2014, the noncurrent portion of our unrecognized tax benefits, including related accrued interest and penalties was $69.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of June 30, 2014, these foreign currency cash-flow hedges were highly effective in all material respects.

At June 30, 2014, we had foreign currency forward contracts in the amount of $1,597.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($267.2 million), Euro ($239.8 million), Swiss franc ($170.4 million), Canadian dollar ($138.6 million), Australian dollar ($111.3 million), Japanese yen ($108.0 million) and Hong Kong dollar ($103.0 million).

Credit Risk

As a matter of policy, we only enter into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $4.2 million at June 30, 2014.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At June 30, 2014, we were in a net liability position for certain derivative contracts that contain such features.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts as of June 30, 2014 was $4.5 million.  As of June 30, 2014, we were in compliance with such credit-risk-related contingent features.

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk during fiscal 2014 related to our foreign exchange contracts is as follows:

	Year Ended June 30, 2014
(In millions)	High	Low	Average

Foreign exchange contracts	$27.4	$7.4	$18.9

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

(11) shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e. focus factories) or at our distribution or inventory centers, including disruptions that may be caused by the implementation of SAP as part of our Strategic Modernization Initiative, other information technology initiatives, or by restructurings;

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

(17) the timing and impact of acquisitions, investments and divestitures; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

As part of our Strategic Modernization Initiative, we rolled out the last of our four major waves of SAP-based technologies (“SAP”) in July 2014.  With the July rollout, locations representing approximately 93% of our consolidated net sales are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations through fiscal 2017.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business – Executive Officers,” will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”).  The 2014 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2014 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item 11 (Executive Compensation) of Form 10-K will be included in the 2014 Proxy Statement.  The 2014 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2014 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2014 Proxy Statement.  The 2014 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2014 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2014 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	18,213,651(b)	$41.51(c)	14,893,856(d)

(a)                Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Non-Employee Director Share Incentive Plan (the “Director Plan”).

(b)                Consists of 14,127,832 shares issuable upon exercise of outstanding options, 2,222,101 shares issuable upon conversion of outstanding Restricted Stock Units, 1,184,457 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout and approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for PSUs vested as of June 30, 2014), 98,845 shares issuable upon conversion of Share Units, 320,000 shares issuable upon conversion of an outstanding market share unit (assuming maximum payout) and 260,416 shares issued upon conversion of PSUs based on total stockholder return (assuming maximum payout).

(c)                Calculated based upon outstanding options in respect of 14,127,832 shares of our Class A Common Stock.

(d)                The 2002 Plan authorizes the grant of shares and benefits other than stock options.  As of June 30, 2014, there were 14,744,213 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2014).  Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan.  The Director Plan currently provides for an annual grant of options and stock units to non-employee directors.  As of June 30, 2014, there were 149,643 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2014, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 9% to 415,992,019.  Of the outstanding options to purchase 14,127,832 shares of Class A Common Stock, all such shares are exercisable at a price less than $74.26, the closing price on June 30, 2014.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 4% to 397,012,344.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2014 Proxy Statement.  The 2014 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2014 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2014 Proxy Statement.  The 2014 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2014 and such information is incorporated herein by reference.

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

4.3	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.5	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.8

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

Exhibit Number	Description
4.10

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on August 23, 2013) (SEC File No. 1-14064). * †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.15

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

10.16b

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.16c

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.16d

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.16e

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.16f

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.16g

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

10.16k	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.16l

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16m

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16n

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16o

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16p

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16q

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.16r

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16s

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16t

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16u

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16v

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16w

Form of Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16x

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16y	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.16z	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.16aa	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.16bb	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.18

$1 Billion Credit Agreement, dated as of July 14, 2011, by and among The Estée Lauder Companies Inc. (the “Company”), Estee Lauder Inc., a direct wholly-owned subsidiary of the Company, the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011) (SEC File No. 1-14064).*

10.18a

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

Exhibit Number	Description
10.20

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

10.21a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.23

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.24

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
Date: August 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 20, 2014
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 20, 2014
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 20, 2014
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 20, 2014
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 20, 2014
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 20, 2014
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 20, 2014
Paul J. Fribourg

MELLODY HOBSON*	Director	August 20, 2014
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 20, 2014
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 20, 2014
Aerin Lauder

JANE LAUDER*	Director	August 20, 2014
Jane Lauder

RICHARD D. PARSONS*	Director	August 20, 2014
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 20, 2014
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 20, 2014
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 20, 2014
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 20, 2014
Tracey T. Travis	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 20, 2014

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated August 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 20, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended June 30, 2014.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 20, 2014

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2014	2013	2012
	(In millions, except per share data)

Net Sales	$10,968.8	$10,181.7	$9,713.6
Cost of Sales	2,158.2	2,025.9	1,995.8

Gross Profit	8,810.6	8,155.8	7,717.8

Operating expenses
Selling, general and administrative	6,985.9	6,597.0	6,324.8
Restructuring and other charges	(2.9)	15.1	59.6
Goodwill impairment	—	9.6	—
Impairment of other intangible assets	—	8.1	21.7
Total operating expenses	6,983.0	6,629.8	6,406.1

Operating Income	1,827.6	1,526.0	1,311.7

Interest expense, net	50.8	54.8	61.1
Interest expense on debt extinguishment	—	19.1	—
Other income	—	23.1	10.5
Earnings before Income Taxes	1,776.8	1,475.2	1,261.1

Provision for income taxes	567.7	451.4	400.6
Net Earnings	1,209.1	1,023.8	860.5

Net earnings attributable to noncontrolling interests	(5.0)	(4.0)	(3.6)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$1,204.1	$1,019.8	$856.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$3.12	$2.63	$2.20
Diluted	$3.06	$2.58	$2.16

Weighted-average common shares outstanding
Basic	386.2	387.6	388.7
Diluted	393.1	394.9	397.0

Cash dividends declared per common share	$.78	$1.08	$.525

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2014	2013	2012
	(In millions)

Net earnings	$1,209.1	$1,023.8	$860.5

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.9	0.4	0.1
Net derivative instrument gain (loss)	(29.7)	1.2	28.2
Amounts included in net periodic benefit cost	(13.0)	125.9	(155.9)
Translation adjustments	87.2	(20.1)	(151.6)
Benefit (provision) for deferred income taxes on components of other comprehensive income	12.5	(51.1)	46.0
Total other comprehensive income (loss)	57.9	56.3	(233.2)
Comprehensive income (loss)	1,267.0	1,080.1	627.3

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(5.0)	(4.0)	(3.6)
Translation adjustments	(0.7)	(0.9)	2.6
	(5.7)	(4.9)	(1.0)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$1,261.3	$1,075.2	$626.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2014	2013
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,629.1	$1,495.7
Accounts receivable, net	1,379.3	1,171.7
Inventory and promotional merchandise, net	1,294.0	1,113.9
Prepaid expenses and other current assets	522.8	515.9
Total current assets	4,825.2	4,297.2

Property, Plant and Equipment, net	1,502.6	1,350.7

Other Assets
Goodwill	893.2	881.5
Other intangible assets, net	157.3	169.6
Other assets	490.5	446.2
Total other assets	1,541.0	1,497.3
Total assets	$7,868.8	$7,145.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$18.4	$18.3
Accounts payable	524.5	481.7
Other accrued liabilities	1,513.8	1,434.6
Total current liabilities	2,056.7	1,934.6

Noncurrent Liabilities
Long-term debt	1,324.7	1,326.0
Other noncurrent liabilities	618.0	582.7
Total noncurrent liabilities	1,942.7	1,908.7

Commitments and Contingencies

Equity
Common stock, $.01 par value; Class A authorized: 1,300,000,000 at June 30, 2014 and June 30, 2013; shares issued: 412,590,913 at June 30, 2014 and 407,988,891 at June 30, 2013; Class B authorized: 304,000,000 at June 30, 2014 and June 30, 2013; shares issued and outstanding: 148,728,082 at June 30, 2014 and 148,978,082 at June 30, 2013	5.6	5.6
Paid-in capital	2,562.7	2,289.9
Retained earnings	6,265.8	5,364.1
Accumulated other comprehensive income (loss)	(100.3)	(157.5)
	8,733.8	7,502.1
Less: Treasury stock, at cost; 178,434,483 Class A shares at June 30, 2014 and 168,972,698 Class A shares at June 30, 2013	(4,878.9)	(4,215.2)
Total stockholders’ equity – The Estée Lauder Companies Inc.	3,854.9	3,286.9
Noncontrolling interests	14.5	15.0
Total equity	3,869.4	3,301.9
Total liabilities and equity	$7,868.8	$7,145.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2014	2013	2012
	(In millions)

Common stock, beginning of year	$5.6	$5.5	$5.5
Stock-based compensation	—	0.1	—
Common stock, end of year	5.6	5.6	5.5

Paid-in capital, beginning of year	2,289.9	2,006.1	1,735.6
Stock-based compensation	272.8	283.8	270.7
Purchase of noncontrolling interest	—	—	(0.2)
Paid-in capital, end of year	2,562.7	2,289.9	2,006.1

Retained earnings, beginning of year	5,364.1	4,764.9	4,113.7
Common stock dividends	(302.4)	(420.6)	(204.1)
Stock-based compensation	—	—	(1.6)
Net earnings attributable to The Estée Lauder Companies Inc.	1,204.1	1,019.8	856.9
Retained earnings, end of year	6,265.8	5,364.1	4,764.9

Accumulated other comprehensive income (loss), beginning of year	(157.5)	(212.9)	17.7
Other comprehensive income (loss)	57.2	55.4	(230.6)
Accumulated other comprehensive income (loss), end of year	(100.3)	(157.5)	(212.9)

Treasury stock, beginning of year	(4,215.2)	(3,830.4)	(3,243.1)
Acquisition of treasury stock	(617.1)	(342.6)	(555.2)
Stock-based compensation	(46.6)	(42.2)	(32.1)
Treasury stock, end of year	(4,878.9)	(4,215.2)	(3,830.4)

Total stockholders’ equity – The Estée Lauder Companies Inc.	3,854.9	3,286.9	2,733.2

Noncontrolling interests, beginning of year	15.0	14.3	17.6
Net earnings attributable to noncontrolling interests	5.0	4.0	3.6
Distributions to noncontrolling interest holders	(6.2)	(4.2)	(3.9)
Purchase of noncontrolling interest	—	—	(0.4)
Other comprehensive income (loss)	0.7	0.9	(2.6)
Noncontrolling interests, end of year	14.5	15.0	14.3

Total equity	$3,869.4	$3,301.9	$2,747.5

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2014	2013	2012
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,209.1	$1,023.8	$860.5
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	384.6	336.9	295.8
Deferred income taxes	(56.4)	(76.1)	(22.1)
Non-cash stock-based compensation	152.6	145.8	124.7
Excess tax benefits from stock-based compensation arrangements	(40.2)	(53.9)	(57.8)
Loss on disposal of property, plant and equipment	13.4	15.2	12.7
Goodwill and other intangible asset impairments	—	17.7	21.7
Non-cash charges associated with restructuring activities	—	3.5	3.5
Pension and post-retirement benefit expense	70.9	83.1	68.5
Pension and post-retirement benefit contributions	(41.3)	(38.3)	(126.9)
Loss on Venezuela remeasurement	38.3	2.8	—
Other non-cash items	(0.5)	(25.9)	3.7
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(196.2)	(113.0)	(178.4)
Increase in inventory and promotional merchandise, net	(156.8)	(134.5)	(41.2)
Increase in other assets, net	(45.2)	(3.2)	(63.1)
Increase (decrease) in accounts payable	34.0	(8.7)	68.3
Increase in other accrued and noncurrent liabilities	168.9	51.1	156.8
Net cash flows provided by operating activities	1,535.2	1,226.3	1,126.7

Cash Flows from Investing Activities
Capital expenditures	(510.2)	(461.0)	(420.7)
Acquisition of businesses and other intangible assets, net of cash acquired	(9.2)	(8.7)	(7.6)
Proceeds from the disposition of long-term investments	8.4	7.0	—
Purchases of long-term investments	(0.6)	(2.8)	—
Net cash flows used for investing activities	(511.6)	(465.5)	(428.3)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	5.1	(198.5)	197.4
Proceeds from issuance of long-term debt, net	—	498.7	—
Debt issuance costs	—	(4.1)	(1.1)
Repayments and redemptions of long-term debt	(11.8)	(241.5)	(128.8)
Net proceeds from stock-based compensation transactions	84.8	91.1	90.8
Excess tax benefits from stock-based compensation arrangements	40.2	53.9	57.8
Payments to acquire treasury stock	(667.2)	(387.7)	(592.7)
Dividends paid to stockholders	(301.8)	(419.2)	(204.0)
Payments to noncontrolling interest holders for dividends	(6.2)	(4.2)	(4.5)
Net cash flows used for financing activities	(856.9)	(611.5)	(585.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(33.3)	(1.3)	(18.6)
Net Increase in Cash and Cash Equivalents	133.4	148.0	94.7
Cash and Cash Equivalents at Beginning of Year	1,495.7	1,347.7	1,253.0
Cash and Cash Equivalents at End of Year	$1,629.1	$1,495.7	$1,347.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under various brand names including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone, Bumble and bumble, Darphin, Ojon and Smashbox.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan, Michael Kors, Tom Ford, Coach, Ermenegildo Zegna, Tory Burch, Marni and Aerin brand names for fragrances and/or cosmetics.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $95.1 million, $(25.6) million and $(154.2) million, net of tax, in fiscal 2014, 2013 and 2012, respectively.

For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in Selling, general and administrative expenses in the Company’s consolidated statements of earnings.  During the third quarter of fiscal 2014, the Venezuelan government enacted changes to the foreign exchange controls that expanded the use of its existing exchange mechanisms and created another exchange control mechanism (“SICAD II”), which allows companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose.  As a result, the Company considered its specific facts and circumstances in determining the appropriate remeasurment rate, principally assessing its legal eligibility to access the available foreign exchange mechanisms, the transactions that would be eligible, the Company’s past and expected future ability to transact through those mechanisms, and the Company’s intent to utilize a particular mechanism for particular purposes.  Although the SICAD II mechanism and its level and frequency of exchange continue to be regulated by the Venezuelan government, it offers the possibility of foreign exchange in a theoretically open market without restricted uses and in management’s opinion is the only mechanism legally available at this time for the Company’s highest priority transactions, which are the import of goods.  Therefore, the Company believes the SICAD II rate was, and continues to be, the most appropriate rate that reflects the economics of its Venezuelan subsidiary’s business as of March 24, 2014, when the SICAD II mechanism became operational.  As a result, the Company changed the exchange rate used to remeasure the monetary assets and liabilities of its Venezuelan subsidiary from 6.3 to the SICAD II rate, which was 49.98 as of June 30, 2014.  Accordingly, a remeasurement charge of $38.3 million, on a before and after tax basis, was reflected in Selling, general and administrative expenses in the Company’s consolidated statement of earnings for the year ended June 30, 2014.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions, including the effect of the Venezuela remeasurement charge, of $46.7 million, $3.5 million and $0.5 million in fiscal 2014, 2013 and 2012, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include $971.9 million and $843.5 million of short-term time deposits at June 30, 2014 and 2013, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2014, approximately 17% and 16% of the Company’s cash and cash equivalents are held by two financial institutions.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $23.9 million and $22.7 million as of June 30, 2014 and 2013, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each reporting unit regularly reviews the operating results of those components.  The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units.  Impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment test for indefinite-lived intangible assets encompasses calculating a fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, an impairment charge is recorded.

Testing goodwill for impairment requires the Company to estimate fair values of reporting units using significant estimates and assumptions.  The assumptions made will impact the outcome and ultimate results of the testing.  The Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, the Company engages third-party valuation specialists for advice.  To determine fair value of the reporting units, the Company generally uses an equal weighting of the income and market approaches.  In certain circumstances, equal weighting will not be applied if one of these methods may be less applicable (e.g., only the income approach would be used for reporting units with existing negative margins).  The Company believes both approaches are equally relevant and the most reliable indications of fair value because the fair value of product or service companies is more dependent on the ability to generate earnings than on the value of the assets used in the production process.

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

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  Domestic and international sales are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $1,142.7 million, or 10%, $1,078.8 million, or 11%, and $1,048.1 million, or 11%, of the Company’s consolidated net sales in fiscal 2014, 2013 and 2012, respectively.  This customer accounted for $158.5 million, or 11%, and $113.7 million, or 10%, of the Company’s accounts receivable at June 30, 2014 and 2013, respectively.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.4% in fiscal 2014, 3.3% in fiscal 2013 and 3.5% in fiscal 2012.

Payments to Customers

Certain incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been recorded as a reduction of Net Sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to demonstrations, advertising and counter construction, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  The Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,410 million, $1,412 million and $1,343 million in fiscal 2014, 2013 and 2012, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development costs were $2,840.0 million, $2,754.8 million and $2,614.5 million in fiscal 2014, 2013 and 2012, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, costs for advertising, merchandising, sampling, promotion and product development included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings were $2,618.1 million, $2,541.0 million and $2,417.6 million in fiscal 2014, 2013 and 2012, respectively.

Research and Development

During fiscal 2014, the Company conducted a review of the activities and elements of costs associated with its research and development process.  As a result of its review, the Company identified certain activities, such as product innovation and packaging design and development, and their related costs that should be categorized as research and development costs, which continue to be recorded in Selling, general and administrative expenses in the consolidated statements of earnings. As a result, research and development costs totaled $157.9 million, $146.8 million and $137.8 million in fiscal 2014, 2013 and 2012, respectively, and are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $373.6 million, $337.9 million and $312.4 million in fiscal 2014, 2013 and 2012, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 5 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 6 years to 27 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units, performance share units, performance share units based on total stockholder return and market share units, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is not more-likely-than-not that the deferred tax assets will be realized in the relevant jurisdiction.  Based on the Company’s assessments, no additional valuation allowance is required.  If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company provides tax reserves for U.S. federal, state, local and foreign exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements.  The Company classifies applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated results of operations.

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

Recently Issued Accounting Standards

In June 2014, the FASB amended its authoritative guidance on accounting for certain share-based payment awards.  The amended guidance requires that share-based compensation awards with terms of a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  This guidance becomes effective for the Company’s fiscal 2017 first quarter, with early adoption permitted.  The guidance will permit an entity to apply the amendments in the update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter.  The Company will apply this new guidance when it becomes effective, and is currently evaluating the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  This guidance becomes effective for the Company’s fiscal 2018 first quarter and early adoption is not permitted.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2014	2013
Inventory and promotional merchandise, net consists of:
Raw materials	$317.5	$274.2
Work in process	192.4	116.8
Finished goods	599.5	510.9
Promotional merchandise	184.6	212.0
	$1,294.0	$1,113.9

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2014	2013
Assets (Useful Life)

Land	$15.4	$14.7
Buildings and improvements (10 to 40 years)	205.0	195.4
Machinery and equipment (3 to 10 years)	673.9	647.9
Computer hardware and software (4 to 10 years)	994.8	948.4
Furniture and fixtures (5 to 10 years)	75.1	71.6
Leasehold improvements	1,565.7	1,349.6
	3,529.9	3,227.6
Less accumulated depreciation and amortization	2,027.3	1,876.9
	$1,502.6	$1,350.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of assets related to projects in progress of $229.9 million and $178.7 million as of June 30, 2014 and 2013, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $378.1 million, $329.8 million and $286.9 million in fiscal 2014, 2013 and 2012, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2012
Goodwill	$68.1	$421.1	$54.8	$403.4	$947.4
Accumulated impairments	(23.6)	—	—	(41.2)	(64.8)
	44.5	421.1	54.8	362.2	882.6

Goodwill acquired during the year	—	9.2	—	—	9.2
Impairment charges	(9.6)	—	—	—	(9.6)
Translation and other adjustments	0.3	0.1	—	(1.1)	(0.7)
	(9.3)	9.3	—	(1.1)	(1.1)

Balance as of June 30, 2013
Goodwill	67.7	430.4	54.8	401.6	954.5
Accumulated impairments	(32.5)	—	—	(40.5)	(73.0)
	35.2	430.4	54.8	361.1	881.5

Goodwill acquired during the year	—	10.3	—	—	10.3
Translation and other adjustments	0.1	—	—	1.3	1.4
	0.1	10.3	—	1.3	11.7

Balance as of June 30, 2014
Goodwill	68.9	440.7	54.8	402.3	966.7
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	$35.3	$440.7	$54.8	$362.4	$893.2

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2014 and 2013 were not significant to the Company’s results of operations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	June 30, 2014			June 30, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$268.3	$216.7	$51.6	$268.0	$204.1	$63.9
License agreements	43.0	43.0	—	43.0	43.0	—
	$311.3	$259.7	51.6	$311.0	$247.1	63.9
Non-amortizable intangible assets:
Trademarks and other			105.7			105.7
Total intangible assets			$157.3			$169.6

The aggregate amortization expense related to amortizable intangible assets for fiscal 2014, 2013 and 2012 was $12.4 million, $12.5 million and $13.9 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2015	2016	2017	2018	2019

Estimated aggregate amortization expense	$12.1	$11.9	$9.9	$8.4	$7.5

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

NOTE 6 – RETURNS AND CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

During the second quarter of fiscal 2013, the Company closed its multi-faceted cost savings program implemented in February 2009 (the “Program”) and have executed substantially all remaining initiatives as of June 30, 2014.  Total cumulative restructuring charges and other costs to implement those initiatives from inception of the Program to date are $317.5 million.

Restructuring Charges (Adjustments)

The following table presents aggregate restructuring charges (adjustments) related to the Program to date:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Fiscal 2009	$60.9	$4.2	$3.4	$1.8	$70.3
Fiscal 2010	29.3	11.0	2.3	6.2	48.8
Fiscal 2011	34.6	2.4	3.0	1.1	41.1
Fiscal 2012	37.1	1.7	12.6	2.2	53.6
Fiscal 2013	7.7	2.1	1.5	3.3	14.6
Fiscal 2014	(4.1)	—	1.2	—	(2.9)
Charges (adjustments) recorded through June 30, 2014	$165.5	$21.4	$24.0	$14.6	$225.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents accrued restructuring charges (adjustments) and the related activities under the Program to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Other Exit Costs	Total

Balance at June 30, 2012	$47.9	$—	$0.8	$0.5	$49.2
Charges	7.7	2.1	1.5	3.3	14.6
Cash payments	(26.0)	—	(2.1)	(3.1)	(31.2)
Non-cash write-offs	—	(2.1)	—	—	(2.1)
Translation adjustments	0.2	—	—	—	0.2
Other adjustments	(2.3)	—	—	—	(2.3)
Balance at June 30, 2013	27.5	—	0.2	0.7	28.4
Charges (adjustments)	(4.1)	—	1.2	—	(2.9)
Cash payments	(16.6)	—	(0.8)	(0.5)	(17.9)
Translation adjustments	0.3	—	0.1	(0.1)	0.3
Balance at June 30, 2014	$7.1	$—	$0.7	$0.1	$7.9

Accrued restructuring charges at June 30, 2014 are expected to result in cash expenditures funded from cash provided by operations of approximately $7 million and $1 million in fiscal 2015 and 2016, respectively.

Total Returns and Other Charges (Adjustments) Associated with Restructuring Activities

The following table presents total returns and charges (adjustments) associated with restructuring and other activities related to the Program:

	Year Ended June 30
(In millions)	2014	2013	2012
Sales returns (included in Net Sales)	$(0.1)	$1.5	$2.1
Cost of sales	0.1	1.2	1.5
Restructuring charges (adjustments)	(2.9)	14.6	53.6
Other charges	—	0.5	6.0
Total charges (adjustments) associated with restructuring activities	$(2.9)	$17.8	$63.2

Other charges in connection with the implementation of the Program were primarily related to consulting and other professional services.

NOTE 7 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2014	2013	2012
Current:
Federal	$338.2	$261.7	$154.5
Foreign	265.4	241.5	254.1
State and local	20.5	24.3	14.1
	624.1	527.5	422.7

Deferred:
Federal	(41.7)	(35.2)	(13.8)
Foreign	(18.6)	(41.3)	(9.0)
State and local	3.9	0.4	0.7
	(56.4)	(76.1)	(22.1)
	$567.7	$451.4	$400.6

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,384 million, $1,220 million and $1,172 million for fiscal 2014, 2013 and 2012, respectively.  A portion of these earnings are taxed in the United States.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2014	2013	2012

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	1.4	1.3	1.1
Taxation of foreign operations	(4.0)	(4.9)	(4.2)
Income tax reserve adjustments	(0.5)	(1.0)	(0.8)
Other, net	0.1	0.2	0.7
Effective tax rate	32.0%	30.6%	31.8%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including tax settlements and lapses of the applicable statutes of limitations.

Federal income and foreign withholding taxes have not been provided on approximately $2,403 million of undistributed earnings of foreign subsidiaries at June 30, 2014.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2014	2013
Deferred tax assets:
Compensation related expenses	$199.1	$177.0
Inventory obsolescence and other inventory related reserves	80.1	76.1
Retirement benefit obligations	94.0	81.5
Various accruals not currently deductible	174.5	179.9
Net operating loss, credit and other carryforwards	111.3	89.6
Unrecognized state tax benefits and accrued interest	19.3	19.0
Other differences between tax and financial statement values	83.9	83.4
	762.2	706.5
Valuation allowance for deferred tax assets	(115.2)	(92.9)
Total deferred tax assets	647.0	613.6

Deferred tax liabilities:
Depreciation and amortization	(248.0)	(249.9)
Other differences between tax and financial statement values	(18.4)	(17.4)
Total deferred tax liabilities	(266.4)	(267.3)
Total net deferred tax assets	$380.6	$346.3

As of June 30, 2014 and 2013, the Company had current net deferred tax assets of $295.1 million and $296.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $85.5 million and $50.3 million as of June 30, 2014 and 2013, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2014 and 2013, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $429 million and $349 million, respectively.  With the exception of approximately $412 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2014, these carryforwards expire at various dates through fiscal 2034.  Deferred tax assets, net of valuation allowances, in the amount of $11.1 million and $9.0 million as of June 30, 2014 and 2013, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014 and 2013, the Company had gross unrecognized tax benefits of $58.1 million and $64.0 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $41.1 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  During fiscal 2014 and 2013, the Company recognized gross interest and penalty benefits of $1.7 million and $8.2 million, respectively, in the accompanying consolidated statements of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2014 and 2013 were $12.5 million and $17.4 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2014	2013

Beginning of the year balance of gross unrecognized tax benefits	$64.0	$78.5
Gross amounts of increases as a result of tax positions taken during a prior period	5.1	5.6
Gross amounts of decreases as a result of tax positions taken during a prior period	(10.5)	(9.8)
Gross amounts of increases as a result of tax positions taken during the current period	10.1	8.4
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(6.4)	(6.8)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(4.2)	(11.9)
End of year balance of gross unrecognized tax benefits	$58.1	$64.0

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

During the first and fourth quarters of fiscal 2013, the Company formally concluded the compliance process with respect to fiscal years 2011 and 2012, respectively, under the IRS CAP.  The conclusion of this process did not impact the Company’s consolidated financial statements.  As of June 30, 2014, the compliance process was ongoing with respect to fiscal years 2013 and 2014.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

The Company had been notified of a disallowance of tax deductions claimed by its subsidiary in Spain for fiscal years 1999 through 2002.  An appeal against this reassessment was filed with the Chief Tax Inspector.  On July 18, 2005, the final assessment made by the Chief Tax Inspector was received, confirming the reassessment made by the tax auditors.  During fiscal 2006, an appeal against this final assessment was filed with the Madrid Regional Economic Administrative Tribunal (“TEAR”).  In view of the TEAR’s silence, during fiscal 2007 the claim was presumed to be dismissed and an appeal was filed against it with the Central Economic-Administrative Tribunal (“TEAC”).  During the fiscal 2008 fourth quarter, the TEAC dismissed the claim and, on June 10, 2008, the Company filed an appeal for judicial review with the National Appellate Court.  During fiscal 2009, the Company completed the appeal proceedings with the National Appellate Court and, as of June 30, 2011, awaited the court’s decision.  During the first quarter of fiscal 2012, the National Appellate Court notified the Company that the appeal was denied.  The Company had been assessed corporate income tax and interest of $3.8 million, net of tax, at current exchange rates.  In response, the Company filed an appeal with the Spain Supreme Court.  Based on the decision of the National Appellate Court, the Company established a reserve during fiscal 2012 which resulted in an increase to the provision for income taxes equal to the $3.8 million exposure, net of tax.  Separately, during fiscal 2012, the Company’s subsidiary in Spain made cash payments totaling $4.1 million, at current exchange rates, to the Spain tax authority as an advance deposit to limit the additional interest that would be due to the Spain tax authority should it receive an unfavorable decision from the Spain Supreme Court.  During the second quarter of fiscal 2014, the Spain Supreme Court notified the Company that its appeal was denied.  Since this represents the final outcome of the matter, the Company applied the advance deposit to settle the assessment and previously established reserve.

During fiscal 2014, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2014, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2014, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2010 – 2014
Canada	2007 – 2014
China	2010 – 2014
France	2012 – 2014
Germany	2004 – 2014
Hong Kong	2008 – 2014
Japan	2012 – 2014
Korea	2014
Russia	2013 – 2014
Spain	2012 – 2014
Switzerland	2011 – 2014
United Kingdom	2013 – 2014
United States	2013 – 2014
State of California	2009 – 2014
State of New York	2013 – 2014

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 8 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2014	2013
Advertising, merchandising and sampling	$301.7	$318.6
Employee compensation	468.2	433.3
Payroll and other taxes	161.2	135.7
Accrued income taxes	113.6	81.3
Other	469.1	465.7
	$1,513.8	$1,434.6

NOTE 9 — DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2014
(In millions)	2014	2013	Committed	Uncommitted
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	$249.0	$248.9	$—	$—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	296.6	296.5	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.8	197.8	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	249.8	249.8	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	321.1	328.0	—	—
Commercial paper	—	—	—	1,000.0
Loan participation notes	—	—	—	150.0
Other long-term borrowings	10.4	5.0	—	—
Other current borrowings	18.4	18.3	—	199.8
Revolving credit facility	—	—	1,000.0	—
	1,343.1	1,344.3	$1,000.0	$1,349.8
Less current debt including current maturities	(18.4)	(18.3)
	$1,324.7	$1,326.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, the Company had outstanding $249.0 million of the 2042 Senior Notes consisting of $250.0 million principal and unamortized debt discount of $1.0 million.  The 2042 Senior Notes, when issued in August 2012, were priced at 99.567% with a yield of 3.724%.  Interest payments are required to be made semi-annually on February 15 and August 15.

As of June 30, 2014, the Company had outstanding $296.6 million of 2037 Senior Notes consisting of $300.0 million principal and unamortized debt discount of $3.4 million.  The 2037 Senior Notes, when issued in May 2007, were priced at 98.722% with a yield of 6.093%.  Interest payments are required to be made semi-annually on May 15 and November 15.  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted-average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in other comprehensive income of $0.9 million that is being amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

As of June 30, 2014, the Company had outstanding $197.8 million of 2033 Senior Notes consisting of $200.0 million principal and unamortized debt discount of $2.2 million.  The 2033 Senior Notes, when issued in September 2003, were priced at 98.645% with a yield of 5.846%.  Interest payments are required to be made semi-annually on April 15 and October 15.  In May 2003, in anticipation of the issuance of the 5.75% Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted-average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that will be amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

As of June 30, 2014, the Company had outstanding $249.8 million of the 2022 Senior Notes consisting of $250.0 million principal and unamortized debt discount of $0.2 million.  The 2022 Senior Notes, when issued in August 2012, were priced at 99.911% with a yield of 2.360%.  Interest payments are required to be made semi-annually on February 15 and August 15.

As of June 30, 2014, the Company had outstanding $321.1 million of 2017 Senior Notes consisting of $300.0 million principal, an unamortized debt discount of $0.2 million and a $21.3 million adjustment to reflect the remaining termination value of an interest rate swap.  The 2017 Senior Notes, when issued in May 2007, were priced at 99.845% with a yield of 5.570%.  Interest payments are required to be made semi-annually on May 15 and November 15.  During fiscal 2011, the Company terminated its interest rate swap agreements with a notional amount totaling $250.0 million which had effectively converted the fixed rate interest on its outstanding 2017 Senior Notes to variable interest rates.  The instrument, which was classified as an asset, had a fair value of $47.4 million at the date of cash settlement.  Hedge accounting treatment was discontinued prospectively and the fair value adjustment to the carrying amount of the related debt is being amortized against interest expense over the remaining life of the debt.

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

The Company has a $1.0 billion commercial paper program under which it may issue commercial paper in the United States.  At June 30, 2014, the Company had no commercial paper outstanding.

As of June 30, 2014, the Company had a fixed rate promissory note agreement with a financial institution pursuant to which the Company may borrow up to $150.0 million in the form of loan participation notes through one of its subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by the Company at the date of each borrowing.  At June 30, 2014, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2014, the Company replaced its undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 14, 2015 (the “Prior Facility”), with a new $1.0 billion senior unsecured revolving credit facility that expires on July 15, 2019, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  At June 30, 2014, no borrowings were outstanding under the Prior Facility.  The New Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the New Facility is available for multi-currency loans.  The interest rate on borrowings under the New Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $1 million to establish the New Facility which will be amortized over the term of the facility.  The New Facility has an annual fee of $0.6 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2014 and 2013, the monthly average amount outstanding was approximately $13.7 million and $11.8 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 9.2% and 8.8%, respectively.

Refer to Note 13 — Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2014, over the next five fiscal years.

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		June 30			June 30
		2014	2013		2014	2013
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$3.4	$20.8	Other accrued liabilities	$18.2	$6.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	0.8	0.9	Other accrued liabilities	0.9	2.7

Total Derivatives		$4.2	$21.7		$19.1	$9.1

(1) See Note 11 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	June 30			June 30
	2014	2013		2014	2013
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(22.2)	$10.3	Cost of sales	$4.5	$(1.8)
			Selling, general and administrative	2.7	10.6
Total derivatives	$(22.2)	$10.3		$7.2	$8.8

(1) The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $0.4 million and $1.8 million for fiscal 2014 and 2013, respectively.  The loss recognized in earnings related to the ineffective portion of the hedging relationships was $0.5 million and $0.2 million for fiscal 2014 and 2013, respectively.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2014	2013
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$1.9	$(2.1)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of June 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of June 30, 2014, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net loss as of June 30, 2014 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $6.5 million.  The accumulated gain (loss) on derivative instruments in AOCI was $(12.5) million and $16.9 million as of June 30, 2014 and June 30, 2013, respectively.

At June 30, 2014, the Company had foreign currency forward contracts in the amount of $1,597.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($267.2 million), Euro ($239.8 million), Swiss franc ($170.4 million), Canadian dollar ($138.6 million), Australian dollar ($111.3 million), Japanese yen ($108.0 million) and Hong Kong dollar ($103.0 million).

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

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $4.2 million at June 30, 2014.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At June 30, 2014, the Company was in a net liability position for certain derivative contracts that contain such features.  Such credit-risk-related contingent features would be triggered if (a) upon a merger involving the Company, the ratings of the surviving entity were materially weaker than prior to the merger or (b) the Company’s credit ratings fall below investment grade (rated below BBB-/Baa3) and the Company fails to enter into an International Swaps & Derivatives Association Credit Support Annex within 30 days of being requested by the counterparty.  The fair value of collateral required to settle the instruments immediately if a triggering event were to occur is estimated at approximately the fair value of the contracts.  The fair value of those contracts as of June 30, 2014 was $4.5 million.  As of June 30, 2014, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$4.2	$—	$4.2
Available-for-sale securities	7.6	—	—	7.6
Total	$7.6	$4.2	$—	$11.8

Liabilities:
Foreign currency forward contracts	$—	$19.1	$—	$19.1

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To determine the fair value of the Darphin reporting unit at April 1, 2013, the Company used the income approach.  Under the income approach, the Company determines fair value using a discounted cash flow method, projecting future cash flows of the reporting unit.  For the Darphin reporting unit, negative cash flows in future forecasted periods would not support a value in excess of carrying value at that time and therefore the Company concluded that all remaining goodwill was fully impaired.

To determine fair value of the Darphin trademark at April 1, 2013, the Company assessed the future performance of the related reporting unit and determined that negative cash flows in future forecasted periods would not support a royalty rate for the calculation of fair value of the trademark at that time.  The Company therefore concluded that the carrying value of this asset was not recoverable.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2014		2013
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,629.1	$1,629.1	$1,495.7	$1,495.7
Available-for-sale securities	7.6	7.6	6.5	6.5
Note receivable	8.4	8.5	16.8	16.9
Current and long-term debt	1,343.1	1,428.3	1,344.3	1,387.8

Derivatives
Foreign currency forward contracts – asset (liability)	(14.9)	(14.9)	12.6	12.6

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$676.0	$706.1	$508.6	$483.4	$169.7	$201.1
Service cost	31.6	33.8	24.8	24.0	3.4	4.3
Interest cost	31.2	26.6	19.1	17.9	8.0	7.8
Plan participant contributions	—	—	3.5	3.0	0.8	0.9
Actuarial loss (gain)	51.4	(61.1)	41.4	14.1	12.3	(36.2)
Foreign currency exchange rate impact	—	—	34.9	(8.7)	(0.5)	(1.0)
Benefits, expenses, taxes and premiums paid	(36.8)	(29.4)	(21.5)	(23.3)	(7.0)	(7.2)
Plan amendments	1.8	—	(8.5)	—	—	—
Settlements and curtailments	—	—	(3.6)	(4.0)	—	—
Special termination benefits	—	—	—	2.2	—	—
Benefit obligation at end of year	$755.2	$676.0	$598.7	$508.6	$186.7	$169.7

Change in plan assets:
Fair value of plan assets at beginning of year	$659.7	$645.6	$438.6	$415.3	$27.7	$26.0
Actual return on plan assets	92.9	37.4	35.7	36.9	4.0	1.7
Foreign currency exchange rate impact	—	—	33.1	(15.4)	—	—
Employer contributions	7.2	6.1	27.9	25.9	6.2	6.3
Plan participant contributions	—	—	3.5	3.0	0.8	0.9
Settlements	—	—	(3.6)	(3.8)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(36.8)	(29.4)	(21.5)	(23.3)	(7.0)	(7.2)
Fair value of plan assets at end of year	$723.0	$659.7	$513.7	$438.6	$31.7	$27.7

Funded status	$(32.2)	$(16.3)	$(85.0)	$(70.0)	$(155.0)	$(142.0)

Amounts recognized in the Balance Sheet consist of:
Other assets	$79.5	$94.0	$55.7	$50.0	$—	$—
Other accrued liabilities	(14.1)	(11.9)	(6.6)	(5.2)	(6.2)	(6.0)
Other noncurrent liabilities	(97.6)	(98.4)	(134.1)	(114.8)	(148.8)	(136.0)
Funded status	(32.2)	(16.3)	(85.0)	(70.0)	(155.0)	(142.0)
Accumulated other comprehensive loss	149.8	150.8	153.5	138.0	34.9	26.2
Net amount recognized	$117.6	$134.5	$68.5	$68.0	$(120.1)	$(115.8)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost, net	$31.6	$33.8	$27.7	$24.8	$24.0	$22.3	$3.4	$4.3	$3.8
Interest cost	31.2	26.6	29.8	19.1	17.9	18.8	8.0	7.8	8.6
Expected return on assets	(46.8)	(45.2)	(38.9)	(20.8)	(19.2)	(21.1)	(2.0)	(2.0)	(1.2)
Amortization of:
Actuarial loss (gain)	7.4	14.5	7.9	9.2	9.3	4.9	0.8	4.4	1.9
Prior service cost	0.7	0.7	0.7	2.9	2.8	3.3	0.8	0.8	0.3
Transition (asset) obligation	—	—	—	—	(0.1)	—	—	—	—
Settlements	—	—	—	0.6	0.7	(0.3)	—	—	—
Curtailments	—	—	—	—	(0.2)	—	—	—	—
Special termination benefits	—	—	—	—	2.2	—	—	—	—
Net periodic benefit cost	$24.1	$30.4	$27.2	$35.8	$37.4	$27.9	$11.0	$15.3	$13.4

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	3.60 –	4.30 –	3.90%	.50 –	1.00 –	1.00 –	4.10 –	4.75 –	3.70 –
	4.30%	4.90%		6.75%	7.25%	7.00%	9.00%	8.75%	8.65%

Rate of compensation	3.00 –	4.00 –	4.00 –	1.00 –	1.00 –	1.00 –	N/A	N/A	N/A
Increase	7.00%	12.00%	12.00%	5.50%	5.50%	6.00%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	4.30 –	3.90%	5.40%	1.00 –	1.00 –	1.25 –	4.75 –	3.70 –	5.40 –
	4.90%			7.25%	7.00%	8.25%	8.75%	8.65%	8.75%

Expected return on assets	7.50%	7.50%	7.75%	2.25 –	2.25 –	2.00 –	7.50%	7.50%	7.75%
				7.25%	7.00%	8.25%

Rate of compensation	4.00 –	4.00 –	4.00 –	1.00 –	1.00 –	2.00 –	N/A	N/A	N/A
Increase	12.00%	12.00%	12.00%	5.50%	6.00%	6.00%

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  The discount rate for the Company’s Domestic Plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  The Company used an above-mean yield curve which represents an estimate of the effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of the Company’s Domestic Plans.  For the Company’s international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.  In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 7.10% while the weighted-average ultimate trend rate of 4.54% is expected to be reached in approximately 14 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2014 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.3	$(1.1)
Effect on post-retirement benefit obligations	$13.9	$(12.1)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in AOCI (before tax) as of June 30, 2014 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial (gains) losses, beginning of year	$147.8	$123.3	$22.1	$293.2
Actuarial (gains) losses recognized	5.3	26.5	10.3	42.1
Amortization of amounts included in net periodic benefit cost	(7.4)	(9.8)	(0.8)	(18.0)
Translation adjustments	—	8.2	—	8.2
Net actuarial (gains) losses, end of year	145.7	148.2	31.6	325.5

Net prior service cost (credit), beginning of year	3.0	14.7	4.1	21.8
Prior service cost (credit) recognized	1.8	(8.5)	—	(6.7)
Amortization of amounts included in net periodic benefit cost	(0.7)	(2.9)	(0.8)	(4.4)
Translation adjustments	—	2.0	—	2.0
Net prior service cost (credit), end of year	4.1	5.3	3.3	12.7

Total amounts recognized in AOCI	$149.8	$153.5	$34.9	$338.2

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2015 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.6	$2.2	$0.8
Net actuarial loss	$9.8	$11.6	$1.5

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2014	2013	2014	2013	2014	2013

Projected benefit obligation	$643.5	$565.7	$111.7	$110.3	$598.7	$508.6
Accumulated benefit obligation	$598.4	$505.4	$97.0	$86.1	$531.4	$445.5
Fair value of plan assets	$723.0	$659.7	$—	$—	$513.7	$438.6

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $270.7 million and $262.2 million and aggregate fair value of plan assets of $129.9 million and $142.2 million at June 30, 2014 and 2013, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $199.1 million and $165.1 million and aggregate fair value of plan assets of $89.2 million and $73.6 million at June 30, 2014 and 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2015	$—	$24.0	$—
Expected benefit payments for year ending June 30,
2015	61.2	23.3	6.3
2016	59.7	20.5	7.0
2017	55.9	21.6	7.8
2018	52.7	22.2	8.5
2019	54.6	21.4	9.3
Years 2020 – 2024	291.1	140.6	59.5

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

The Company’s target asset allocation at June 30, 2014 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	30%	22%	30%
Debt securities	39%	47%	39%
Other	31%	31%	31%
	100%	100%	100%

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

Insurance contracts - These instruments are issued by insurance companies.  The fair value is based on negotiated value and the underlying investment held in separate account portfolios as well as considering the creditworthiness of the issuer.  The underlying investments are primarily government, asset-backed and fixed income securities.  Insurance contracts are generally classified as Level 3 as there are no quoted prices nor other observable inputs for pricing.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interests in limited partnerships and hedge fund investments - Certain investments are valued using the NAV provided by the administrator of the partnership/fund.  The NAV is based on the value of the underlying assets owned by the partnership/fund, minus its liabilities, and then divided by the number of shares outstanding.  These investments were classified within Level 2 and Level 3 of the valuation hierarchy.  The fair value of all other investments are determined by the fund managers based on the estimated value of the various holdings of the fund portfolio.  These investments are classified within Level 3 of the valuation hierarchy and have redemption restrictions.

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2014:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$22.4	$28.0	$—	$50.4
Government and agency securities	—	39.7	—	39.7
Equity securities	44.1	—	—	44.1
Debt instruments	—	173.8	—	173.8
Commingled funds	251.2	504.4	34.5	790.1
Insurance contracts	—	—	51.2	51.2
Limited partnerships and hedge fund investments	—	52.2	67.0	119.2
Total	$317.7	$798.1	$152.7	$1,268.5

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2013:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$28.9	$27.6	$—	$56.5
Government and agency securities	—	16.9	—	16.9
Equity securities	—	125.6	—	125.6
Debt instruments	94.4	—	—	94.4
Commingled funds	248.6	394.6	36.6	679.8
Insurance contracts	—	—	43.6	43.6
Limited partnerships and hedge fund investments	—	—	109.2	109.2
Total	$371.9	$564.7	$189.4	$1,126.0

The following table presents the changes in Level 3 plan assets for fiscal 2014:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2013	$36.6	$43.6	$109.2	$189.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(1.4)	3.0	4.7	6.3
Relating to assets sold during the year	(0.3)	—	—	(0.3)
Transfers in (out)	—	—	(46.9)	(46.9)
Purchases, sales, issuances and settlements, net	(4.4)	2.6	—	(1.8)
Foreign exchange impact	4.0	2.0	—	6.0
Balance as of June 30, 2014	$34.5	$51.2	$67.0	$152.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $33.3 million, $25.1 million and $23.6 million for fiscal 2014, 2013 and 2012, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the increase in the value of share units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $69.0 million and $72.1 million as of June 30, 2014 and 2013, respectively.  The expense for fiscal 2014, 2013 and 2012 was $10.6 million, $12.2 million and $8.4 million, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2014:

		Payments Due in Fiscal
(In millions)	Total	2015	2016	2017	2018	2019	Thereafter

Debt service (1)	$2,330.6	$79.7	$68.0	$364.8	$44.7	$44.6	$1,728.8
Operating lease commitments (2)	2,010.6	291.7	274.0	240.5	215.9	190.6	797.9
Unconditional purchase obligations (3)	2,280.1	1,091.6	437.3	430.5	243.7	37.8	39.2
Gross unrecognized tax benefits and interest – current (4)	1.1	1.1	—	—	—	—	—
Total contractual obligations	$6,622.4	$1,464.1	$779.3	$1,035.8	$504.3	$273.0	$2,565.9

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt are projected to be $61.3 million in each of the years from fiscal 2015 through fiscal 2017, $44.6 million in fiscal 2018 and fiscal 2019 and $728.7 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2014.  Refer to Note 9 – Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $356.1 million, $332.4 million and $304.9 million in fiscal 2014, 2013 and 2012, respectively.

(3)    Unconditional purchase obligations primarily include inventory commitments, estimated future earn-out payments, estimated royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, planned funding of pension and other post-retirement benefit obligations, commitments pursuant to executive compensation arrangements, obligations related to the Company’s cost savings initiatives and acquisitions.  Future earn-out payments and future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2014, without consideration for potential renewal periods.

(4)    Refer to Note 7 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2014, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $69.5 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($81.9 million at the exchange rate at June 30, 2014) that he claims he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($31.3 million at the exchange rate at June 30, 2014) plus interest from 2007.  The Company has filed its appeal with the Paris Court of Appeal and oral arguments for the appeal took place in June 2014.  A decision is expected to be rendered during September 2014.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($34.5 million at the exchange rate at June 30, 2014) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment is reversed by the Paris Court of Appeal.  Based upon its assessment of the case, as well as the advice of external counsel, the Company is maintaining the amount it previously accrued as an amount that it believes will ultimately be paid based on the probable outcome of the appeal.  Such amount is less than the Paris Commercial Court’s award.

Other Income

During the fiscal 2013 second quarter, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  Prior to this amendment, the Company earned and recognized $1.8 million during the three months ended September 30, 2012 as contingent consideration in accordance with the original terms of the agreement, of which $0.7 million was received.  The remaining $1.1 million of unpaid consideration was included under the amended agreement, whereas the Company is to receive a principal amount of $22.8 million.  As of June 30, 2014, the Company received $14.4 million of the principal amount.  The remaining $8.4 million principal amount that was due on March 31, 2015, and is included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet as of June 30, 2014, was received in August 2014.  As a result of the original and amended terms of this agreement, the Company recognized $23.1 million as other income in the consolidated statement of earnings during fiscal 2013.

In November 2011, the Company settled a commercial dispute with third parties that was outside its normal operations.  In connection therewith, the Company received a $10.5 million cash payment, which has been classified as other income in its consolidated statement of earnings during fiscal 2012.

NOTE 14 – COMMON STOCK

As of June 30, 2014, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2011	242,598.9	151,964.1
Acquisition of treasury stock	(11,980.2)	—
Conversion of Class B to Class A	186.0	(186.0)
Stock-based compensation	6,314.8	—
Balance at June 30, 2012	237,119.5	151,778.1
Acquisition of treasury stock	(6,718.8)	—
Conversion of Class B to Class A	2,800.0	(2,800.0)
Stock-based compensation	5,815.5	—
Balance at June 30, 2013	239,016.2	148,978.1
Acquisition of treasury stock	(9,602.2)	—
Conversion of Class B to Class A	250.0	(250.0)
Stock-based compensation	4,492.4	—
Balance at June 30, 2014	234,156.4	148,728.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized by the Board of Directors to repurchase up to 216.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2014, the cumulative total of acquired shares pursuant to the authorization was 175.9 million, reducing the remaining authorized share repurchase balance to 40.1 million.  Subsequent to June 30, 2014 and as of August 14, 2014, the Company purchased approximately 1.7 million additional shares of Class A Common Stock for $130.7 million pursuant to its share repurchase program.

The Company transitioned to a quarterly dividend payout schedule for its Class A and Class B Common Stock beginning in the fiscal 2013 third quarter.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2014:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2013	August 30, 2013	September 16, 2013	$.18
October 30, 2013	November 29, 2013	December 16, 2013	$.20
February 4, 2014	February 28, 2014	March 17, 2014	$.20
May 1, 2014	May 30, 2014	June 16, 2014	$.20

On August 14, 2014, a dividend was declared in the amount of $.20 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2014 to stockholders of record at the close of business on August 29, 2014.

NOTE 15 – STOCK PROGRAMS

As of June 30, 2014, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 66,206,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2014, approximately 14,893,900 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards include stock options, performance share units (“PSU”), restricted stock units (“RSU”), performance share units based on total stockholder return, market share units (“MSU”) and share units.

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, PSUs based on total stockholder return, MSUs and share units.  Stock-based compensation expense and related income tax benefits are as follows:

	Year Ended June 30
(In millions)	2014	2013	2012
Compensation expense	$152.6	$145.8	$124.7
Income tax benefit	50.2	47.6	41.1

As of June 30, 2014, the total unrecognized compensation cost related to nonvested stock-based awards was $101.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

A summary of the Company’s stock option programs as of June 30, 2014 and changes during the fiscal year then ended, is presented below:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2013	15,071.4	$36.60
Granted at fair value	1,864.9	67.42
Exercised	(2,695.4)	31.49
Expired	(16.7)	42.73
Forfeited	(96.4)	54.80
Outstanding at June 30, 2014	14,127.8	41.51	$462.7	6.5

Vested and expected to vest at June 30, 2014	14,000.7	41.32	$461.2	6.5

Exercisable at June 30, 2014	9,248.2	31.77	$393.0	5.6

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2014	2013	2012
Per-share weighted-average grant date fair value of stock options granted	$23.13	$20.30	$17.41

Intrinsic value of stock options exercised	$104.7	$145.8	$154.0

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2014	2013	2012
Weighted-average expected stock-price volatility	33%	34%	35%
Weighted-average expected option life	7 years	8 years	8 years
Average risk-free interest rate	2.5%	1.2%	1.7%
Average dividend yield	1.1%	1.0%	1.0%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During fiscal 2014, the Company granted approximately 291,000 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2016, all subject to the continued employment or retirement of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  Certain PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  Other PSUs granted in fiscal 2014 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs were valued at the closing market value of the Company’s Class A Common Stock on the date of grant and generally vest at the end of the performance period.  Approximately 376,500 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 259,700 PSUs that vested as of June 30, 2014.  In September 2013, approximately 548,800 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 365,900 PSUs which vested as of June 30, 2013.

The following is a summary of the status of the Company’s PSUs as of June 30, 2014 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2013	510.9	$53.73
Granted	291.0	67.38
Vested	(259.7)	48.57
Forfeited	(3.6)	63.17
Nonvested at June 30, 2014	538.6	63.53

Restricted Stock Units

The Company granted approximately 1,313,100 RSUs during fiscal 2014 which, at the time of grant, were scheduled to vest as follows: 300 in fiscal 2014, 478,400 in fiscal 2015, 494,600 in fiscal 2016, 336,800 in fiscal 2017 and 3,000 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  Certain RSUs granted in fiscal 2014 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the RSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  Other RSUs granted in fiscal 2014 are not accompanied by dividend equivalent rights and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant less the discounted present value of the dividends expected to be paid on the shares during the vesting period.

The following is a summary of the status of the Company’s RSUs as of June 30, 2014 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2013	2,222.8	$52.68
Granted	1,313.1	66.05
Vested	(1,248.3)	49.39
Forfeited	(65.5)	59.91
Nonvested at June 30, 2014	2,222.1	62.21

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

Market Share Unit

During fiscal 2014, the Company had one outstanding market share unit, which vested on June 30, 2014.  The market share unit had a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life was equal to the contractual term of the grant.  The average risk-free interest rate was based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield was based on historical experience.  In accordance with the terms of the grant, the maximum award of 320,000 shares of the Company’s Class A Common Stock are anticipated to be issued, and related dividends to be paid, based upon the average closing stock price per share of the Company’s Class A Common Stock on the New York Stock Exchange during the last 20 trading days ending on June 30, 2014.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of the Company’s Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.

The following is a summary of the status of the Company’s share units as of June 30, 2014 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2013	87.3	$33.27
Granted	10.5	70.68
Dividend equivalents	1.0	72.54
Converted	—	—
Outstanding at June 30, 2014	98.8	37.67

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $2.4 million, $3.0 million and $0.8 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2014, 2013 and 2012, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2014	2013	2012
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,204.1	$1,019.8	$856.9

Denominator:
Weighted-average common shares outstanding – Basic	386.2	387.6	388.7
Effect of dilutive stock options	5.0	5.5	6.3
Effect of PSUs	0.1	—	—
Effect of RSUs	1.4	1.4	1.8
Effect of performance share units based on TSR	0.1	0.1	—
Effect of MSU	0.3	0.3	0.2
Weighted-average common shares outstanding – Diluted	393.1	394.9	397.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.12	$2.63	$2.20
Diluted	3.06	2.58	2.16

As of June 30, 2014 and 2013, 0.1 million outstanding stock options were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2012, outstanding stock options that were not included in the computation of diluted EPS because their inclusion would be anti-dilutive were de minimis.  As of June 30, 2014, 2013 and 2012, 0.5 million, 0.5 million and 0.6 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 15 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2014	2013	2012
Net unrealized investment gains (losses), beginning of year	$0.8	$0.5	$0.5
Unrealized investment gains (losses)	0.9	0.4	0.1
Benefit (provision) for deferred income taxes	(0.3)	(0.1)	(0.1)
Net unrealized investment gains, end of year	1.4	0.8	0.5

Net derivative instruments, beginning of year	18.3	17.4	(0.7)
Gain (loss) on derivative instruments	(22.2)	10.3	40.2
Benefit (provision) for deferred income taxes on derivative instruments	7.9	(3.6)	(14.3)
Reclassification to earnings during the year:
Foreign currency forward contracts (1)	(7.2)	(8.8)	(11.7)
Settled interest rate-related derivatives (2)	(0.3)	(0.3)	(0.3)
Benefit (provision) for deferred income taxes on reclassification(3)	2.6	3.3	4.2
Net derivative instruments, end of year	(0.9)	18.3	17.4

Net pension and post-retirement adjustments, beginning of year	(213.7)	(293.5)	(199.0)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(42.1)	92.8	(176.9)
Net prior service credit (cost) recognized	6.7	—	2.0
Translation adjustments	(10.2)	3.5	7.6
Benefit (provision) for deferred income taxes	10.4	(36.8)	60.4
Amortization of amounts included in net periodic benefit cost (4):
Net actuarial (gains) losses	18.0	28.9	14.7
Net prior service cost (credit)	4.4	4.3	4.3
Net transition asset (obligation)	—	(0.1)	—
Benefit (provision) for deferred income taxes on reclassification	(6.5)	(12.8)	(6.6)
Net pension and post-retirement adjustments, end of year	(233.0)	(213.7)	(293.5)

Cumulative translation adjustments, beginning of year	37.1	62.7	216.9
Translation adjustments	96.7	(24.5)	(156.6)
Benefit (provision) for deferred income taxes	(1.6)	(1.1)	2.4
Cumulative translation adjustments, end of year	132.2	37.1	62.7

Accumulated other comprehensive income (loss)	$(100.3)	$(157.5)	$(212.9)

(1)  For the year ended June 30, 2014, $4.5 million and $2.7 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statement of earnings.

(2)  For the year ended June 30, 2014, $0.3 million was recorded in Interest expense, net in the accompanying consolidated statement of earnings.

(3)  For the year ended June 30, 2014, $2.6 million was recorded in Provision for income taxes in the accompanying consolidated statement of earnings.

(4)  See Note 12 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2014	2013	2012
Cash:
Cash paid during the year for interest	$66.0	$85.4	$75.0
Cash paid during the year for income taxes	$534.7	$500.2	$326.4

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(8.1)	$(9.8)	$(10.0)
Capital lease obligations incurred	$12.9	$5.0	$8.6
Note receivable	$—	$(16.8)	$—

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2014	2013	2012
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$4,769.8	$4,465.3	$4,225.2
Makeup	4,210.2	3,876.9	3,696.8
Fragrance	1,425.0	1,310.8	1,271.0
Hair Care	515.6	488.9	462.4
Other	48.1	41.3	60.3
	10,968.7	10,183.2	9,715.7
Returns associated with restructuring activities	0.1	(1.5)	(2.1)
	$10,968.8	$10,181.7	$9,713.6

Depreciation and Amortization:
Skin Care	$157.1	$139.6	$119.9
Makeup	166.1	144.6	127.8
Fragrance	49.4	42.5	37.5
Hair Care	11.1	9.5	9.5
Other	0.9	0.7	1.1
	$384.6	$336.9	$295.8

Goodwill and Other Intangible Asset Impairments:
Skin Care	$—	$17.7	$—
Makeup	—	—	—
Fragrance	—	—	—
Hair Care	—	—	21.7
Other	—	—	—
	$—	$17.7	$21.7
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$975.8	$830.1	$746.7
Makeup	715.9	580.4	538.0
Fragrance	104.1	120.3	100.1
Hair Care	33.7	26.7	12.2
Other	(4.8)	(13.7)	(22.1)
	1,824.7	1,543.8	1,374.9
Reconciliation:
Total charges associated with restructuring activities	2.9	(17.8)	(63.2)
Interest expense, net	(50.8)	(54.8)	(61.1)
Other income	—	23.1	10.5
Interest expense on debt extinguishment	—	(19.1)	—
Earnings before income taxes	$1,776.8	$1,475.2	$1,261.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2014	2013	2012
GEOGRAPHIC DATA
Net Sales:
The Americas	$4,572.3	$4,302.9	$4,101.1
Europe, the Middle East & Africa	4,163.7	3,758.7	3,603.2
Asia/Pacific	2,232.7	2,121.6	2,011.4
	10,968.7	10,183.2	9,715.7
Returns associated with restructuring activities	0.1	(1.5)	(2.1)
	$10,968.8	$10,181.7	$9,713.6

Operating Income (Loss):
The Americas	$537.3	$423.2	$288.4
Europe, the Middle East & Africa	938.3	813.4	746.3
Asia/Pacific	349.1	307.2	340.2
	1,824.7	1,543.8	1,374.9
Total charges associated with restructuring activities	2.9	(17.8)	(63.2)
	$1,827.6	$1,526.0	$1,311.7
Total Assets:
The Americas	$4,346.2	$3,838.0	$3,616.5
Europe, the Middle East & Africa	2,657.0	2,610.8	2,311.6
Asia/Pacific	865.6	696.4	664.9
	$7,868.8	$7,145.2	$6,593.0

Long-Lived Assets (property, plant and equipment, net):
The Americas	$954.4	$887.7	$815.2
Europe, the Middle East & Africa	410.2	349.7	307.8
Asia/Pacific	138.0	113.3	108.8
	$1,502.6	$1,350.7	$1,231.8

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2014, 2013 and 2012 were $3,999.5 million, $3,756.1 million and $3,582.1 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2014, 2013 and 2012 were $849.9 million, $805.6 million and $736.5 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2014 and 2013:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2014
Net Sales (5)	$2,675.0	$3,018.7	$2,549.8	$2,725.3	$10,968.8
Gross Profit	2,130.9	2,437.1	2,051.1	2,191.5	8,810.6
Operating Income(5)	449.5	656.3	341.6	380.2	1,827.6
Net Earnings Attributable to The Estée Lauder Companies Inc.	300.7	432.5	213.2	257.7	1,204.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.78	1.11	.55	.67	3.12
Diluted	.76	1.09	.54	.66	3.06

Fiscal 2013
Net Sales(5)	$2,549.5	$2,933.0	$2,291.8	$2,407.4	$10,181.7
Gross Profit	2,010.3	2,365.0	1,848.7	1,931.8	8,155.8
Operating Income(5)	482.0	653.1	245.1	145.8	1,526.0
Net Earnings Attributable to The Estée Lauder Companies Inc.	299.5	447.5	178.8	94.0	1,019.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.77	1.16	.46	.24	2.63
Diluted	.76	1.13	.45	.24	2.58

(1)       Fiscal 2014 first quarter results include charges associated with restructuring activities of $(1.2) million.  Fiscal 2013 first quarter results include charges associated with restructuring activities of $(0.4) million, debt extinguishment charges of $(19.1) million ($(12.2) million after tax, or $(.03) per diluted common share), certain out-of-period adjustments of $(5.9) million ($(7.4) million after tax, or $(.02) per diluted common share) and other income of $1.8 million ($1.2 million after tax).

(2)       Fiscal 2014 second quarter results include adjustments associated with restructuring activities of $3.5 million ($2.3 million after tax, or $.01 per diluted common share.  Fiscal 2013 second quarter results include charges associated with restructuring activities of $(14.6) million ($(9.5) million after tax, or $(.02) per diluted common share), certain out-of-period adjustments of $13.6 million ($9.1 million after tax, or $.02 per diluted common share) and other income of $21.3 million ($13.6 million after tax, or $.03 per diluted common share).

(3)       Fiscal 2014 third quarter results include charges associated with restructuring activities of $(0.2) million and a charge related to the remeasurement of net monetary assets in Venezuela of $(38.3) million, before and after tax, or $(.10) per diluted common share.  Fiscal 2013 third quarter results include adjustments associated with restructuring activities of $1.7 million ($1.0 million after tax).

(4)       Fiscal 2014 fourth quarter results include adjustments associated with restructuring activities of $0.8 million.  Fiscal 2013 fourth quarter results include charges associated with restructuring activities of $(4.5) million ($(2.8) million after tax, or $(.01) per diluted common share) and goodwill and other intangible asset impairment charges of $(17.7) million ($(15.0) million after tax, or $(.04) per diluted common share.

(5)       As a result of the Company’s July 2014 SMI rollout, approximately $178 million of accelerated orders were recorded as net sales (approximately $127 million as operating income or $.21 per diluted common share) in the fiscal 2014 fourth quarter that the Company believes would normally occur in the fiscal 2015 first quarter.  As a result of the Company’s January 2013 SMI rollout, approximately $94 million of accelerated orders were recorded as net sales (approximately $78 million of operating income or $.13 per diluted common share) in the fiscal 2013 second quarter that likely would have occurred in the fiscal 2013 third quarter.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2014

(In millions)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2014	$22.7	$9.5	$—	$8.3	(a)	$23.9

Year ended June 30, 2013	$31.1	$14.6	$—	$23.0	(a)	$22.7

Year ended June 30, 2012	$33.9	$11.0	$—	$13.8	(a)	$31.1

Sales return accrual:

Year ended June 30, 2014	$74.6	$410.2	$—	$391.1	(b)	$93.7

Year ended June 30, 2013	$64.8	$364.7	$—	$354.9	(b)	$74.6

Year ended June 30, 2012	$64.5	$378.1	$—	$377.8	(b)	$64.8

Deferred tax valuation allowance:

Year ended June 30, 2014	$92.9	$22.9	$—	$0.6		$115.2

Year ended June 30, 2013	$73.2	$21.1	$—	$1.4		$92.9

Year ended June 30, 2012	$69.5	$35.0	$—	$31.3		$73.2

Accrued restructuring and other charges (adjustments):

Year ended June 30, 2014	$28.4	$(2.9)	$—	$17.6		$7.9

Year ended June 30, 2013	$49.2	$14.6	$—	$35.4		$28.4

Year ended June 30, 2012	$36.6	$53.6	$—	$41.0		$49.2

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

4.3	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 5.550% Senior Notes due 2017 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.5	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.8

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

Exhibit Number	Description

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on August 23, 2013) (SEC File No. 1-14064). * †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2008) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.15

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

10.16b

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.16c

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.16d

Form of Stock Option Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.16e

Form of Performance Share Unit Award Agreement under The Estee Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.16f

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.16g

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

Exhibit Number	Description

10.16h

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

10.16k	Form of Market Share Unit Agreement (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.16l

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16m

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16n

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16o

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16p

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16q

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16r

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16s

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16t

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16u

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16v

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.16w

Form of Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16x

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16y	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.16z	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.16aa	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.16bb	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.18

$1 Billion Credit Agreement, dated as of July 14, 2011, by and among The Estée Lauder Companies Inc. (the “Company”), Estee Lauder Inc., a direct wholly-owned subsidiary of the Company, the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2011) (SEC File No. 1-14064).*

10.18a

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

Exhibit Number	Description
10.23

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.24

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