Form 10-Q
period 2014-09-30
ESTEE LAUDER COMPANIES INC
filed 2014-11-04
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

At October 28, 2014, 231,417,898 shares of the registrant’s Class A Common Stock, $.01 par value, and 148,196,137 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2014	2013
	(In millions, except per share data)

Net Sales	$2,631.0	$2,675.0
Cost of Sales	536.6	544.1

Gross Profit	2,094.4	2,130.9

Operating expenses
Selling, general and administrative	1,746.4	1,680.2
Restructuring and other charges	—	1.2
Total operating expenses	1,746.4	1,681.4

Operating Income	348.0	449.5

Interest expense, net	13.2	13.5
Earnings before Income Taxes	334.8	436.0

Provision for income taxes	105.6	134.2
Net Earnings	229.2	301.8

Net earnings attributable to noncontrolling interests	(1.1)	(1.1)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$228.1	$300.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.60	$.78
Diluted	$.59	$.76

Weighted-average common shares outstanding
Basic	381.8	387.8
Diluted	388.2	394.9

Cash dividends declared per common share	$.20	$.18

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
	2014	2013
	(In millions)
Net earnings	$229.2	$301.8

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.1	0.3
Net derivative instrument gain (loss)	33.8	(17.5)
Amounts included in net periodic benefit cost	6.6	5.4
Translation adjustments	(129.9)	67.7
Benefit (provision) for deferred income taxes on components of other comprehensive income	(16.0)	5.9
Total other comprehensive income (loss)	(105.4)	61.8
Comprehensive income (loss)	123.8	363.6

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(1.1)	(1.1)
Translation adjustments	1.6	(0.6)
	0.5	(1.7)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$124.3	$361.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2014	2014
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,395.4	$1,629.1
Accounts receivable, net	1,502.1	1,379.3
Inventory and promotional merchandise, net	1,257.0	1,294.0
Prepaid expenses and other current assets	573.4	522.8
Total current assets	4,727.9	4,825.2

Property, Plant and Equipment, net	1,444.3	1,502.6

Other Assets
Goodwill	893.9	893.2
Other intangible assets, net	154.0	157.3
Other assets	444.2	490.5
Total other assets	1,492.1	1,541.0
Total assets	$7,664.3	$7,868.8

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$14.0	$18.4
Accounts payable	516.1	524.5
Other accrued liabilities	1,411.6	1,513.8
Total current liabilities	1,941.7	2,056.7

Noncurrent Liabilities
Long-term debt	1,319.0	1,324.7
Other noncurrent liabilities	609.4	618.0
Total noncurrent liabilities	1,928.4	1,942.7

Contingencies (Note 6)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2014 and June 30, 2014; shares issued: 414,191,276 at September 30, 2014 and 412,590,913 at June 30, 2014; Class B shares authorized: 304,000,000 at September 30, 2014 and June 30, 2014; shares issued and outstanding: 148,196,137 at September 30, 2014 and 148,728,082 at June 30, 2014	5.6	5.6
Paid-in capital	2,647.0	2,562.7
Retained earnings	6,417.4	6,265.8
Accumulated other comprehensive loss	(204.1)	(100.3)
	8,865.9	8,733.8
Less: Treasury stock, at cost; 181,159,347 Class A shares at September 30, 2014 and 178,434,483 Class A shares at June 30, 2014	(5,085.7)	(4,878.9)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,780.2	3,854.9
Noncontrolling interests	14.0	14.5
Total equity	3,794.2	3,869.4
Total liabilities and equity	$7,664.3	$7,868.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net earnings	$229.2	$301.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	100.6	88.9
Deferred income taxes	(18.3)	(23.4)
Non-cash stock-based compensation	62.1	56.3
Excess tax benefits from stock-based compensation arrangements	(7.4)	(9.8)
Loss on disposal of property, plant and equipment	5.0	2.3
Pension and post-retirement benefit expense	17.1	17.4
Pension and post-retirement benefit contributions	(5.0)	(6.8)
Other non-cash items	(2.6)	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(167.9)	(375.1)
Increase in inventory and promotional merchandise, net	(9.7)	(58.1)
Increase in other assets, net	(37.1)	(37.6)
Increase (decrease) in accounts payable	12.0	(26.8)
Increase (decrease) in other accrued and noncurrent liabilities	(50.3)	100.8
Net cash flows provided by operating activities	127.7	29.9

Cash Flows from Investing Activities
Capital expenditures	(78.7)	(85.7)
Acquisition of businesses and other intangible assets, net of cash acquired	(10.0)	(9.2)
Proceeds from disposition of long-term investments	8.4	—
Net cash flows used for investing activities	(80.3)	(94.9)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	(2.9)	0.2
Debt issuance costs	(1.0)	—
Repayments and redemptions of long-term debt	(3.6)	(3.7)
Net proceeds from stock-based compensation transactions	12.6	8.1
Excess tax benefits from stock-based compensation arrangements	7.4	9.8
Payments to acquire treasury stock	(207.0)	(59.5)
Dividends paid to stockholders	(77.5)	(69.8)
Payments to noncontrolling interest holders for dividends	(0.6)	—
Net cash flows used for financing activities	(272.6)	(114.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8.5)	6.4
Net Decrease in Cash and Cash Equivalents	(233.7)	(173.5)
Cash and Cash Equivalents at Beginning of Period	1,629.1	1,495.7
Cash and Cash Equivalents at End of Period	$1,395.4	$1,322.2

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(136.7) million and $72.5 million, net of tax, during the three months ended September 30, 2014 and 2013, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(9.9) million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively.

Cash and Cash Equivalents

In October 2014, the Company modified its cash investment strategy and invested approximately $500 million of cash and cash equivalents in short- and long-term investments.  The Company’s investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in the Company’s investment policy.  These investments will be classified as available-for-sale.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $23.5 million and $23.9 million as of September 30, 2014 and June 30, 2014, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $292.8 million, or 11%, and $341.6 million, or 13%, of the Company’s consolidated net sales for the three months ended September 30, 2014 and 2013, respectively.  This customer accounted for $229.7 million, or 15%, and $158.5 million, or 11%, of the Company’s accounts receivable at September 30, 2014 and June 30, 2014, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	September 30	June 30
(In millions)	2014	2014

Raw materials	$275.2	$317.5
Work in process	140.3	192.4
Finished goods	647.7	599.5
Promotional merchandise	193.8	184.6
	$1,257.0	$1,294.0

Property, Plant and Equipment

	September 30	June 30
(In millions)	2014	2014
Assets (Useful Life)
Land	$15.2	$15.4
Buildings and improvements (10 to 40 years)	199.5	205.0
Machinery and equipment (3 to 10 years)	667.0	673.9
Computer hardware and software (4 to 10 years)	996.1	994.8
Furniture and fixtures (5 to 10 years)	71.7	75.1
Leasehold improvements	1,541.3	1,565.7
	3,490.8	3,529.9
Less accumulated depreciation and amortization	2,046.5	2,027.3
	$1,444.3	$1,502.6

The cost of assets related to projects in progress of $136.0 million and $229.9 million as of September 30, 2014 and June 30, 2014, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $98.9 million and $87.1 million during the three months ended September 30, 2014 and 2013, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2014	2014

Advertising, merchandising and sampling	$326.2	$301.7
Employee compensation	311.8	468.2
Payroll and other taxes	182.7	161.2
Accrued income taxes	147.9	113.6
Other	443.0	469.1
	$1,411.6	$1,513.8

Income Taxes

The effective rate for income taxes was 31.5% and 30.8% for the three months ended September 30, 2014 and 2013, respectively.  The increase in the effective income tax rate was primarily attributable to a slight increase in income tax reserve adjustments.

As of September 30, 2014 and June 30, 2014, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $58.5 million and $58.1 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2014 that, if recognized, would affect the effective tax rate was $41.2 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2014 in the accompanying consolidated statement of earnings was $1.0 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2014 and June 30, 2014 was $13.1 million and $12.5 million, respectively.  On the basis of the information available as of September 30, 2014, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

During the three months ended September 30, 2014, the Company formally concluded the compliance process with respect to fiscal 2013 under the U.S. Internal Revenue Service Compliance Assurance Program.  The conclusion of this process did not impact the Company’s consolidated financial statements.

As of September 30, 2014 and June 30, 2014, the Company had current net deferred tax assets of $282.3 million and $295.1 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $89.0 million and $85.5 million as of September 30, 2014 and June 30, 2014, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward.  If either (i) an NOL carryforward, a similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position or (ii) the entity does not intend to use the deferred tax asset for this purpose (provided that the tax law permits a choice), an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset.  This guidance became effective for unrecognized tax benefits that existed as of the Company’s fiscal 2015 first quarter.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the FASB issued authoritative guidance to resolve the diversity in practice concerning the release of the cumulative translation adjustment (“CTA”) into net income (i) when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity, and (ii) in connection with a step acquisition of a foreign entity.  This amended guidance requires that CTA be released in net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, and that a pro rata portion of the CTA be released into net income upon a partial sale of an equity method investment in a foreign entity only.  In addition, the amended guidance clarifies the definition of a sale of an investment in a foreign entity to include both, events that result in the loss of a controlling financial interest in a foreign entity and events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately prior to the date of acquisition.  The CTA should be released into net income upon the occurrence of such events.  This guidance became effective prospectively for the Company’s fiscal 2015 first quarter.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2014, the FASB amended its authoritative guidance on accounting for certain share-based payment awards.  The amended guidance requires that if share-based compensation awards have terms of a performance target that affect vesting and that could be achieved after the requisite service period, such performance target should be treated as a performance condition.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award and compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  This guidance becomes effective for the Company’s fiscal 2017 first quarter, with early adoption permitted.  The guidance will permit an entity to apply the amendments in the update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter.  The Company will apply this new guidance when it becomes effective, and is currently evaluating the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, and early adoption is not permitted.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2014
Goodwill	$68.9	$440.7	$54.8	$402.3	$966.7
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	35.3	440.7	54.8	362.4	893.2

Goodwill acquired during the period	—	2.7	—	—	2.7
Translation adjustments	(0.2)	(0.2)	(0.1)	(1.5)	(2.0)
	(0.2)	2.5	(0.1)	(1.5)	0.7

Balance as of September 30, 2014
Goodwill	66.9	443.2	54.7	399.5	964.3
Accumulated impairments	(31.8)	—	—	(38.6)	(70.4)
	$35.1	$443.2	$54.7	$360.9	$893.9

Other intangible assets consist of the following:

	September 30, 2014			June 30, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$267.6	$219.3	$48.3	$268.3	$216.7	$51.6
License agreements	43.0	43.0	—	43.0	43.0	—
	$310.6	$262.3	48.3	$311.3	$259.7	51.6
Non-amortizable intangible assets:
Trademarks and other			105.7			105.7
Total intangible assets			$154.0			$157.3

The aggregate amortization expense related to amortizable intangible assets was $3.0 million and $3.2 million for the three months ended September 30, 2014 and 2013, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2015 and for each of fiscal 2016 to 2019 is $9.0 million, $11.9 million, $9.9 million, $8.4 million and $7.5 million, respectively.

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward contracts and may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates and interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio.  The Company also enters into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each derivative contract entered into where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the inception of the hedges and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective, or that it has ceased to be a highly effective hedge, the Company will be required to discontinue hedge accounting with respect to that derivative prospectively.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
	Balance Sheet	September 30	June 30	Balance Sheet	September 30	June 30
(In millions)	Location	2014	2014	Location	2014	2014
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$23.6	$3.4	Other accrued liabilities	$5.9	$18.2

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.2	0.8	Other accrued liabilities	4.9	0.9

Total Derivatives		$25.8	$4.2		$10.8	$19.1

(1) See Note 4 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended		from AOCI into	Three Months Ended
	September 30		Earnings	September 30
(In millions)	2014	2013	(Effective Portion)	2014	2013
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$33.7	$(13.6)	Cost of sales	$(0.4)	$1.4
			Selling, general and administrative	0.2	2.4
Total derivatives	$33.7	$(13.6)		$(0.2)	$3.8

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(1.4) million and $0.1 million for the three months ended September 2014 and 2013, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2014.  The net loss recognized in earnings related to the ineffective portion of the hedging relationships was $0.5 million for the three months ended September 30, 2013.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2014	2013
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(2.7)	$3.0

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of September 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in accumulated OCI (“AOCI”) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of September 30, 2014, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of September 30, 2014 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $9.4 million.  The accumulated gain (loss) on derivative instruments in AOCI was $21.4 million and $(12.5) million as of September 30, 2014 and June 30, 2014, respectively.

At September 30, 2014, the Company had foreign currency forward contracts in the amount of $1,786.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($322.2 million), British pound ($306.6 million), Swiss franc ($200.5 million), Canadian dollar ($170.3 million), Hong Kong dollar ($142.4 million), Japanese yen ($118.7 million) and Australian dollar ($99.6 million).

Fair-Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $25.8 million at September 30, 2014.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At September 30, 2014, the Company was in a net asset position for certain derivative contracts that contain such features.  The fair value of those contracts as of September 30, 2014 was $10.1 million.  As of September 30, 2014, the Company was in compliance with such credit-risk-related contingent features.

NOTE 4 — FAIR VALUE MEASUREMENTS

The Company records certain of its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  The accounting for fair value measurements must be applied to nonfinancial assets and nonfinancial liabilities that require initial measurement or remeasurement at fair value, which principally consist of assets and liabilities acquired through business combinations and goodwill, indefinite-lived intangible assets and long-lived assets for the purposes of calculating potential impairment.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$25.8	$—	$25.8
Available-for-sale securities	7.2	—	—	7.2
Total	$7.2	$25.8	$—	$33.0

Liabilities:
Foreign currency forward contracts	$—	$10.8	$—	$10.8

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

Note receivable — During the second quarter of fiscal 2013, the Company amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by the Company) to receive a fixed amount in lieu of future contingent consideration and other rights.  The fair value of the receivable under the amended agreement was determined by discounting the future cash flows using an implied market rate of 6.1%.  This implied market rate reflected the Company’s estimate of interest rates prevailing in the market for notes with comparable remaining maturities, the creditworthiness of the counterparty, and an assessment of the ultimate collectability of the instrument.  The implied market rate was deemed to be an unobservable input and as such the Company’s note receivable was classified within Level 3 of the valuation hierarchy as of June 30, 2014.  The remaining $8.4 million principal amount was received in August 2014.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30 2014		June 30 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,395.4	$1,395.4	$1,629.1	$1,629.1
Available-for-sale securities	7.2	7.2	7.6	7.6
Note receivable	—	—	8.4	8.5
Current and long-term debt	1,333.0	1,425.9	1,343.1	1,428.3

Derivatives
Foreign currency forward contracts, net — asset (liability)	15.0	15.0	(14.9)	(14.9)

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

The components of net periodic benefit cost for the three months ended September 30, 2014 and 2013 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2014	2013	2014	2013	2014	2013

Service cost	$7.9	$7.9	$6.4	$6.1	$0.9	$0.9
Interest cost	7.6	7.7	4.6	4.6	1.9	2.0
Expected return on plan assets	(12.5)	(11.7)	(5.7)	(5.0)	(0.6)	(0.5)
Amortization of:
Prior service cost	0.1	0.2	0.6	0.7	0.2	0.2
Actuarial loss	2.5	1.9	2.8	2.2	0.4	0.2
Net periodic benefit cost	$5.6	$6.0	$8.7	$8.6	$2.8	$2.8

During the three months ended September 30, 2014, the Company made contributions to its international pension plans totaling approximately $3 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2014	2014
Other assets	$131.8	$135.2
Other accrued liabilities	(26.9)	(26.9)
Other noncurrent liabilities	(375.1)	(380.5)
Funded status	(270.2)	(272.2)
Accumulated other comprehensive loss	323.2	338.2
Net amount recognized	$53.0	$66.0

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

During the fiscal 2007 fourth quarter, the former owner of the Darphin brand initiated litigation in the Paris Commercial Court against the Company and one of its subsidiaries seeking to recover €60.0 million ($75.8 million at the exchange rate at September 30, 2014) that he claimed he was owed as additional consideration for the sale of Darphin to the Company in April 2003.  On December 23, 2011, the Paris Commercial Court issued its judgment, awarding the former owner €22.9 million ($28.9 million at the exchange rate at September 30, 2014) plus interest from 2007.  In accordance with the judgment, in January 2012, the Company paid €25.3 million ($31.9 million at the exchange rate at September 30, 2014) to the former owner and received from him a bank guarantee to assure repayment to the Company of such sum (or any part thereof) in the event that the judgment was reversed by the Paris Court of Appeal.  The Company filed its appeal with the Paris Court of Appeal and oral arguments for the appeal took place in June 2014.  The Paris Court of Appeal rendered its decision in September 2014, rejecting the lower court’s decision and concluding that the Company was liable to the former owner for €7.4 million ($9.3 million at the exchange rate at September 30, 2014), plus interest from 2007 and other costs related to the proceedings.  The total of such amounts was consistent with the amount the Company had previously accrued.  As a result of the decision by the Paris Court of Appeal, €16.8 million ($21.3 million at the exchange rate at September 30, 2014) was returned to the Company in October 2014.

NOTE 7 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of September 30, 2014, approximately 11,049,200 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2014	2013

Compensation expense	$62.1	$56.3
Income tax benefit	20.4	18.3

As of September 30, 2014, the total unrecognized compensation cost related to unvested stock-based awards was $207.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following is a summary of the Company’s stock option programs as of September 30, 2014 and changes during the three months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2014	14,127.8	$41.51
Granted at fair value	2,122.2	76.23
Exercised	(390.1)	32.46
Expired	(1.8)	33.61
Forfeited	(30.9)	61.37
Outstanding at September 30, 2014	15,827.2	46.35	$452.3	6.8

Vested and expected to vest at September 30, 2014	15,637.1	46.07	$451.1	6.7

Exercisable at September 30, 2014	9,046.0	32.05	$386.0	5.4

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended September 30
(In millions, except per share data)	2014	2013

Per-share weighted-average grant date fair value of stock options granted	$22.43	$23.03

Intrinsic value of stock options exercised	$16.8	$10.8

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2014	2013

Weighted-average expected stock-price volatility	28%	33%
Weighted-average expected option life	7 years	7 years
Average risk-free interest rate	2.2%	2.5%
Average dividend yield	1.1%	1.1%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the three months ended September 30, 2014, the Company granted approximately 261,700 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2017, all subject to the continued employment or retirement of the grantees.  PSUs granted in fiscal 2015 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  In September 2014, approximately 377,300 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the PSU issuance, in settlement of approximately 259,700 PSUs that vested as of June 30, 2014.

The following is a summary of the status of the Company’s PSUs as of September 30, 2014 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2014	538.6	$63.53
Granted	261.7	76.23
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2014	800.3	67.68

Restricted Stock Units

The Company granted approximately 1,394,200 RSUs during the three months ended September 30, 2014 which, at the time of grant, were scheduled to vest as follows: 495,100 in fiscal 2016, 511,800 in fiscal 2017 and 387,300 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  The RSUs granted in fiscal 2015 are accompanied by dividend equivalent rights, payable upon settlement of the RSU either in cash or shares (based on the terms of the particular award) upon settlement of the RSU and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of September 30, 2014 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2014	2,222.1	$62.21
Granted	1,394.2	76.23
Vested	—	—
Forfeited	(19.6)	64.05
Nonvested at September 30, 2014	3,596.7	67.64

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Market Share Unit

The Company had one outstanding market share unit, which vested on June 30, 2014.  The market share unit had a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life was equal to the contractual term of the grant.  The average risk-free interest rate was based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield was based on historical experience.  In accordance with the terms of the grant, 320,000 shares of the Company’s Class A Common Stock were issued, and related dividends were paid.  The number of shares equaled the maximum payout under the award, because the average closing stock price per share of the Company’s Class A Common Stock on the New York Stock Exchange during the last 20 trading days ending on June 30, 2014 exceeded $75.00 per share.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of September 30, 2014 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2014	98.8	$37.67
Granted	—	—
Dividend equivalents	0.3	74.43
Converted	—	—
Outstanding at September 30, 2014	99.1	37.77

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.2 million and $1.0 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2014 and 2013, respectively.

NOTE 8 — NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2014	2013

Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$228.1	$300.7

Denominator:
Weighted-average common shares outstanding — Basic	381.8	387.8
Effect of dilutive stock options	4.8	5.1
Effect of RSUs	1.6	1.6
Effect of PSUs based on TSR	—	0.1
Effect of MSU	—	0.3
Weighted-average common shares outstanding — Diluted	388.2	394.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.60	$.78
Diluted	.59	.76

As of September 30, 2014 and 2013, outstanding options to purchase 2.1 million and 1.9 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2014 and 2013, 0.8 million PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 7 — Stock-Based Compensation.

NOTE 9 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2014	$5.6	$2,562.7	$6,265.8	$(100.3)	$(4,878.9)	$3,854.9	$14.5	$3,869.4
Net earnings	—	—	228.1	—	—	228.1	1.1	229.2
Common stock dividends	—	—	(76.5)	—	—	(76.5)	—	(76.5)
Other comprehensive income (loss)	—	—	—	(103.8)	—	(103.8)	(1.6)	(105.4)
Acquisition of treasury stock	—	—	—	—	(179.8)	(179.8)	—	(179.8)
Stock-based compensation	—	84.3	—	—	(27.0)	57.3	—	57.3
Balance at September 30, 2014	$5.6	$2,647.0	$6,417.4	$(204.1)	$(5,085.7)	$3,780.2	$14.0	$3,794.2

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2014:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2014	August 29, 2014	September 15, 2014	$.20

On November 3, 2014, a quarterly dividend was declared in the amount of $.24 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 15, 2014 to stockholders of record at the close of business on November 28, 2014.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the three months ended September 30, 2014, the Company purchased approximately 2.7 million shares of its Class A Common Stock for $207.0 million.

During the three months ended September 30, 2014, approximately 0.5 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Subsequent to September 30, 2014 and through October 28, 2014, the Company repurchased approximately 1.6 million additional shares of its Class A Common Stock for $120.0 million pursuant to its share repurchase program.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2014:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2014	$1.4	$(0.9)	$(233.0)	$132.2	$(100.3)
OCI before reclassifications	—	21.7	6.4 (1)	(136.7)	(108.6)
Amounts reclassified from AOCI	—	0.1	4.7	—	4.8
Net current-period OCI	—	21.8	11.1	(136.7)	(103.8)
Balance at September 30, 2014	$1.4	$20.9	$(221.9)	$(4.5)	$(204.1)

(1) Includes foreign currency translation gains of $8.4 million.

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2014 and 2013:

	Amount Reclassified from AOCI
	Three Months Ended September 30		Affected Line Item in Consolidated
(In millions)	2014	2013	Statement of Earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$(0.4)	$1.4	Cost of sales
Foreign currency forward contracts	0.2	2.4	Selling, general and administrative
	(0.2)	3.8	Earnings before income taxes
Benefit (provision) for deferred taxes	—	(1.4)	Provision for income taxes
	$(0.2)	$2.4	Net earnings
Gain (Loss) on Fair-Value Hedges
Settled interest rate-related derivatives	$0.1	$0.1	Interest expense, net
Benefit (provision) for deferred taxes	—	—	Provision for income taxes
	$0.1	$0.1	Net earnings
Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(0.9)	$(1.1)	(1)
Amortization of actuarial loss	(5.7)	(4.3)	(1)
	(6.6)	(5.4)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.9	1.6	Provision for income taxes
	$(4.7)	$(3.8)	Net earnings
Total reclassification adjustments, net	$(4.8)	$(1.3)	Net earnings

(1) See Note 5 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2014 and 2013 is as follows:

(In millions)	2014	2013

Cash:
Cash paid during the period for interest	$8.4	$8.7
Cash paid during the period for income taxes	$68.3	$50.8

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(1.5)	$(0.8)
Capital lease obligations incurred	$1.7	$1.7

NOTE 11 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, net interest expense, and total charges associated with restructuring activities.  Total charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed part of a company-wide program to redesign the Company’s organizational structure.

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2014.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2014	2013

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,091.4	$1,171.0
Makeup	1,021.3	1,001.0
Fragrance	377.4	367.4
Hair Care	128.1	124.8
Other	12.8	10.8
Net Sales	$2,631.0	$2,675.0
Operating Income (Loss) before total charges associated with restructuring activities:
Skin Care	$176.4	$241.6
Makeup	125.9	166.3
Fragrance	39.0	36.9
Hair Care	8.8	8.4
Other	(2.1)	(2.5)
	348.0	450.7

Reconciliation:
Total charges associated with restructuring activities	—	(1.2)
Interest expense, net	(13.2)	(13.5)
Earnings before income taxes	$334.8	$436.0

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,114.8	$1,202.4
Europe, the Middle East & Africa	942.2	891.2
Asia/Pacific	574.0	581.4
Net Sales	$2,631.0	$2,675.0
Operating Income (Loss):
The Americas	$57.4	$156.0
Europe, the Middle East & Africa	169.9	180.8
Asia/Pacific	120.7	113.9
	348.0	450.7
Total charges associated with restructuring activities	—	(1.2)
Operating Income	$348.0	$449.5

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2014 and 2013, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2014	2013

NET SALES
By Region:
The Americas	$1,114.8	$1,202.4
Europe, the Middle East & Africa	942.2	891.2
Asia/Pacific	574.0	581.4
Net Sales	$2,631.0	$2,675.0

By Product Category:
Skin Care	$1,091.4	$1,171.0
Makeup	1,021.3	1,001.0
Fragrance	377.4	367.4
Hair Care	128.1	124.8
Other	12.8	10.8
Net Sales	$2,631.0	$2,675.0

OPERATING INCOME (LOSS)
By Region:
The Americas	$57.4	$156.0
Europe, the Middle East & Africa	169.9	180.8
Asia/Pacific	120.7	113.9
	348.0	450.7
Total charges associated with restructuring activities	—	(1.2)
Operating Income	$348.0	$449.5

By Product Category:
Skin Care	$176.4	$241.6
Makeup	125.9	166.3
Fragrance	39.0	36.9
Hair Care	8.8	8.4
Other	(2.1)	(2.5)
	348.0	450.7
Total charges associated with restructuring activities	—	(1.2)
Operating Income	$348.0	$449.5

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2014	2013

Net sales	100.0%	100.0%
Cost of sales	20.4	20.3
Gross profit	79.6	79.7

Operating expenses:
Selling, general and administrative	66.4	62.8
Restructuring and other charges	—	0.1
Total operating expenses	66.4	62.9

Operating income	13.2	16.8
Interest expense, net	0.5	0.5

Earnings before income taxes	12.7	16.3
Provision for income taxes	4.0	5.0

Net earnings	8.7	11.3
Net earnings attributable to noncontrolling interests	—	0.1

Net earnings attributable to The Estée Lauder Companies Inc.	8.7%	11.2%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, merchandising and sampling, and phase out existing products that no longer meet the needs of our consumers or our objectives.  The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

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

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing shopping habits.  To be the global leader in prestige beauty, we are guided by our long-term strategy through fiscal 2017, which has numerous initiatives across geographic regions, channels of distribution, product categories, brands and functions that are designed to leverage our strengths, make us more productive and grow our sales.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we are building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have expanded our distinctive “High-Touch” service model and continue to look for ways to further evolve it within our channels of distribution and geographic regions.  We continue to deliver superior retailing experiences across our brands, particularly in freestanding retail stores and the travel retail channel where we have developed High-Touch services.  We are increasing brand awareness and sales by investing to further expand our multi-pronged digital presence encompassing e-commerce and m-commerce, as well as digital and social media.  We are leveraging our regional organization by aligning the talents and expertise of our people in an effort to assure that we are locally relevant with our products, services, channels, marketing and visual merchandising.

THE ESTÉE LAUDER COMPANIES INC.

As part of our strategy, we are positioning ourselves to capitalize on opportunities in the fastest-growing areas in prestige beauty.  Skin care, our most profitable product category, remains a strategic priority for us, demonstrated by the recent launches of the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum, as well as La Mer’s entrance into the skin care mask sub-category.  Our focus on luxury consumers across all product categories has resulted in increased net sales of many of our higher-end prestige products through both new product launches and expanded distribution.  We also continue to build our makeup product category, through the introduction of new product offerings, including new collections from our makeup artist brands and Pure Color Envy sculpting lipstick and sculpting eye shadow palette from Estée Lauder, and our fragrance category through new launches from our luxury fragrance brands.  In addition, we are continuing to expand our hair care brands both in salons and in other retail channels.

Our global footprint provides us many avenues of growth, enabling us to quickly utilize our strengths to capture opportunities around the world.  We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe, Brazil and South Africa and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We are expanding our digital presence in international markets, which has resulted in growth in the net sales of our products sold online. We are applying what we have learned from our digital strategy in North America to other areas such as in China, where digital sales are reshaping the retail landscape.  In North America, we are expanding our presence within other channels, such as specialty multi-brand retailers and freestanding retail stores.  Internationally, we are growing in European perfumeries and pharmacies and in department stores, particularly in Asia and the United Kingdom.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail sales and furthering efforts to grow our business in the freestanding retail store, online, specialty multi-brand retailer and prestige salon channels.  The travel retail channel remains an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ “High-Touch” experiences and convert travelers into purchasers.

While our business is performing well overall, we are seeing intensifying competitive pressures and economic challenges in certain countries around the world.  We are cautious of a softer retail environment in certain channels in the United States, unfavorable foreign exchange due to the strength of the U.S. dollar in relation to certain currencies, the impact of lower volume of luxury gift giving in China, and slower growth in Hong Kong and from Chinese travelers.  Additionally, the recent political instability in Hong Kong is negatively impacting our business and we are monitoring the effects of increased sanctions in Russia.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then we expect there to be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

Our investment in our global information systems is ongoing.  Over time, we expect these initiatives to improve profitability by enhancing gross margin and supporting efficiencies in select operating expenses, freeing resources to strategically reinvest in activities to support our future growth.

THE ESTÉE LAUDER COMPANIES INC.

We rolled out the last major wave of our Strategic Modernization Initiative (“SMI”) in July 2014 in certain of our remaining locations.  As a result, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The impact on net sales and operating results by product category and geographic region is as follows:

	Three Months Ended September 30, 2014
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

These actions created a difficult comparison between the fiscal 2015 first quarter and the fiscal 2014 first quarter of approximately $178 million in net sales and approximately $127 million in operating results and adversely impacted our operating margin comparisons.  We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

With our July 2014 rollout of SMI, locations representing approximately 93% of our consolidated net sales are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations through fiscal 2017.

First Quarter Fiscal 2015 as Compared with First Quarter Fiscal 2014

NET SALES

Net sales decreased 2%, or $44.0 million, to $2,631.0 million.  Lower net sales in skin care were partially offset by growth in our makeup, fragrance and hair care product categories.  Geographically, lower net sales in the Americas and Asia/Pacific were partially offset by higher net sales in Europe, the Middle East & Africa.  Excluding the impact of foreign currency translation, net sales decreased 1%.

In advance of our July 2014 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2014 fourth quarter.  Those additional orders, which totaled approximately $178 million, would have occurred in our fiscal 2015 first quarter and created a difficult comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, reported net sales would have increased 5%, with growth in all of our product categories and in each of our geographic regions except the Americas, which would have been relatively flat.

Product Categories

The overall change in net sales in each product category was negatively impacted as a result of the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $91 million; makeup, approximately $65 million; fragrance, approximately $21 million; and hair care, approximately $1 million.

THE ESTÉE LAUDER COMPANIES INC.

Skin Care

Net sales of skin care products decreased 7%, or $79.6 million, to $1,091.4 million.  Skin care net sales from certain of our heritage brands reflected a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, and were also particularly impacted by the accelerated orders.  The decrease reflects lower sales of certain existing Advanced Night Repair products from Estée Lauder, as well as certain Even Better products and Dramatically Different Moisturizing Lotion+ from Clinique of approximately $173 million, combined.  These decreases were partially offset by the recent launches of Advanced Night Repair Eye Synchronized Recovery Complex II from Estée Lauder, and Smart custom-repair serum and the Sonic System Purifying Cleansing Brush from Clinique of approximately $108 million of incremental sales, combined.  The impact of foreign currency translation on skin care net sales was de minimis.  Adjusting for the impact of the accelerated orders, reported net sales in skin care would have increased 1%.

Makeup

Makeup net sales increased 2%, or $20.3 million, to $1,021.3 million, primarily reflecting higher net sales from our makeup artist brands and the recent launches of Pure Color Envy sculpting lipstick from Estée Lauder of approximately $64 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution consistent with our retail store strategy.  Partially offsetting these increases were lower sales of All About Shadow, which was a new launch in the prior-year period, and Superprimer from Clinique and Pure Color High Impact Lip Color from Estée Lauder of approximately $39 million, combined.  The impact of foreign currency translation on makeup net sales was de minimis.  Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 9%.

Fragrance

Net sales of fragrance products increased 3%, or $10.0 million, to $377.4 million, primarily reflecting higher sales of Tom Ford and Jo Malone fragrances of approximately $25 million, combined.  The recent launches of DKNY MYNY and Estée Lauder Modern Muse Chic also contributed approximately $23 million to the category, combined.  These increases were partially offset by lower sales of certain Estée Lauder fragrances, including Estée Lauder Modern Muse, which was a new launch in the prior-year period, as well as certain existing Coach and Tommy Hilfiger fragrances and DKNY Be Delicious for Women of approximately $33 million, combined.  The impact of foreign currency translation on fragrance net sales was de minimis.  Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have increased 8%.

Hair Care

Hair care net sales increased 3%, or $3.3 million, to $128.1 million, reflecting expanded global distribution of Aveda products in department stores, freestanding retail stores and in the travel retail channel, and Bumble and bumble products in specialty multi-brand retailers.  The category also benefited from the recent launches of the new and reformulated Dry Remedy line of products from Aveda, as well as the expansion of the Hairdresser’s Invisible Oil line of products from Bumble and bumble which contributed approximately $7 million to the increase, combined.  Partially offsetting these increases were lower sales of the Invati line of products and Damage Remedy shampoo from Aveda of approximately $6 million, combined.  Excluding the impact of foreign currency translation, hair care net sales increased 4%.  The impact of the accelerated orders on reported hair care net sales was de minimis.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $84 million; Europe, the Middle East & Africa, approximately $68 million; and Asia/Pacific, approximately $26 million.

Net sales in the Americas decreased 7%, or $87.6 million, to $1,114.8 million.  Net sales in the United States and Canada decreased approximately $89 million, combined, primarily due to lower net sales from our heritage brands, driven by the impact of the accelerated orders and a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products.  We are cautious of a softer retail environment in some channels in the United States.  Net sales in Latin America increased approximately $2 million, primarily due to higher net sales in Brazil and Mexico which were mostly offset by lower net sales in Venezuela.  The decline in Venezuela was driven by the impact of foreign currency translation. Excluding the impact of foreign currency translation, net sales in the Americas decreased 6%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have decreased less than 1%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 6%, or $51.0 million, to $942.2 million, reflecting higher sales in most countries in the region, led by the United Kingdom, Russia, the Middle East, the Balkans and certain Eastern European countries of approximately $62 million, combined.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands and also benefited from expanded distribution.  Higher sales in Russia were primarily driven by certain of our heritage and makeup artist brands and a favorable comparison to the prior-year period, which reflected an uneven ordering pattern from a certain retailer.  The higher sales in the Middle East, the Balkans and certain Eastern European countries were primarily driven by certain of our heritage and makeup artist brands as a result of new product introductions and expanded distribution.  These increases were partially offset by lower net sales in our travel retail business and Germany of approximately $26 million, combined.  The lower sales in our travel retail business were due to the impact of the accelerated orders.  The decrease in sales in Germany was primarily driven by lower sales from certain of our heritage brands due in part to tighter inventory management by certain of our retailers.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 13%.

Net sales in Asia/Pacific decreased 1%, or $7.4 million, to $574.0 million, primarily reflecting lower sales in Japan and China of approximately $27 million, combined.  The lower sales in Japan were attributable to the accelerated orders.  The lower net sales in China were primarily due to certain of our heritage brands and reflected a difficult comparison with the prior-year period, which featured significant launch activity. These decreases were partially offset by higher net sales in Korea, Australia, Taiwan and New Zealand of approximately $20 million, combined.  These increases were primarily due to higher net sales from certain of our makeup artist and luxury brands, partially due to expanded distribution and promotional activities.  In Hong Kong, we are cautious of the slower growth rate and our business is being negatively impacted by the recent political instability.  Excluding the impact of foreign currency translation, Asia/Pacific net sales decreased 2%.  Adjusting for the impact of the accelerated orders, reported Asia/Pacific net sales would have increased 3%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales increased to 20.4% as compared with 20.3% in the prior-year period.  This change reflected an increase in obsolescence charges of approximately 30 basis points, partially offset by a favorable effect of exchanges rates of approximately 20 basis points.  Additionally, a favorable impact from pricing was offset by an unfavorable change in the mix of our business.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 66.4% as compared with 62.9% in the prior-year period.  As a percentage of net sales, this increase primarily reflected higher selling and shipping costs of approximately 130 basis points, an increase in general and administrative expenses of approximately 90 basis points and higher store operation costs driven by freestanding retail store expansion of approximately 70 basis points.  Also contributing to the increase were unfavorable changes in foreign exchange transactions of approximately 40 basis points and higher costs related to stock-based compensation of approximately 30 basis points.  Spending on advertising, merchandising and sampling remained flat as a percentage of net sales as a result of our reallocation of our investment spending among brands and media formats.  Adjusting for the impact of the accelerated orders into the fiscal 2014 fourth quarter, operating expenses as a percentage of net sales would have decreased approximately 20 basis points, primarily reflecting lower spending on advertising, merchandising and sampling, mostly offset by higher costs related to freestanding retail store expansion, unfavorable changes in foreign exchange transactions and an increase in general and administrative expenses.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

Operating income decreased 23%, or $101.5 million, to $348.0 million.  Operating margin decreased to 13.2% of net sales as compared with 16.8% in the prior-year period, which reflected our higher operating expense margin and, to a lesser extent, our lower gross margin.  The overall operating results were impacted by approximately $127 million related to the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers, which created a difficult comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, operating income would have increased 6% and operating margin would have increased 10 basis points.

Product Categories

The overall change in operating results in each product category was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $72 million; makeup, approximately $41 million; fragrance, approximately $14 million; and the impact on hair care was de minimis.

Skin care operating income decreased 27%, or $65.2 million, to $176.4 million, primarily reflecting lower results from our heritage brands, due to a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, and were particularly impacted by the accelerated orders.  Partially offsetting this decrease was lower investment spending as a result of the lower level of launch activity in the current-year period.  Makeup operating income decreased 24%, or $40.4 million, to $125.9 million, primarily reflecting lower results from our heritage brands due to lower net sales that were impacted by the accelerated orders, as well as increased investment spending behind recent product launches, partially offset by improved results from M•A•C.  Fragrance operating income increased 6%, or $2.1 million, to $39.0 million, reflecting higher results from our luxury fragrance brands as a result of new product launches and expanded distribution.  Hair care operating results increased 5%, or $0.4 million, to $8.8 million, primarily reflecting higher net sales driven by expanded global distribution and new product launches, as well as lower investment spending as compared with the higher level of spending in the prior-year period to support the Invati line of products.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased 3%, 1%, 43% and 6%, respectively.

Geographic Regions

The overall change in operating results in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $53 million; Europe, the Middle East & Africa, approximately $53 million; and Asia/Pacific, approximately $21 million.

Operating income in the Americas decreased 63%, or $98.6 million, to $57.4 million, primarily reflecting the decrease in net sales in our heritage brands in the United States and Canada driven by the impact of the accelerated orders and a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products.  To a lesser extent, operating results also declined in Latin America, due to lower results in Venezuela.  This decrease was partially offset by lower investment spending by our heritage brands.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 29%.

In Europe, the Middle East & Africa, operating income decreased 6%, or $10.9 million, to $169.9 million.  Lower results in our travel retail business, primarily due to the accelerated orders, and Germany totaled approximately $36 million, combined, partially offset by higher operating results in the United Kingdom, Russia, France and South Africa of approximately $25 million, combined.  The improved results in France and South Africa primarily reflected a decrease in investment spending.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 23%.

In Asia/Pacific, operating income increased 6%, or $6.8 million, to $120.7 million.  Higher results in Korea, Australia, China and Taiwan totaled approximately $19 million, combined.  The improved results in China were primarily due to lower investment spending as compared with the higher level of spending in the prior-year period to support launches by certain of our heritage brands.  These higher results were partially offset by lower operating results in Japan, due to the accelerated orders, and Hong Kong of approximately $13 million, combined.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have increased 25%.

INTEREST EXPENSE, NET

Net interest expense decreased to $13.2 million as compared with $13.5 million in the prior-year period, primarily due to higher interest income.

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

The effective rate for income taxes was 31.5% and 30.8% for the three months ended September 30, 2014 and 2013, respectively.  The increase in the effective tax rate was principally due to a slight increase in income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period decreased 24%, or $72.6 million, to $228.1 million and diluted net earnings per common share decreased 23% from $.76 to $.59.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding these items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					%
	Three Months Ended September 30			%	Change in Constant
($ in millions)	2014	2013	Variance	Change	Currency

Net Sales, as reported	$2,631.0	$2,675.0	$(44.0)	(2)%	(1)%
Accelerated orders associated with SMI rollout	178.3	—	178.3
Net Sales, as adjusted	$2,809.3	$2,675.0	$134.3	5%	5%

	Three Months Ended September 30			%
($ in millions)	2014	2013	Variance	Change

Operating Income, as reported	$348.0	$449.5	$(101.5)	(23)%
Accelerated orders associated with SMI rollout	127.2	—	127.2
Operating Income, as adjusted	$475.2	$449.5	$25.7	6%

	Three Months Ended September 30			%
	2014	2013	Variance	Change

Diluted net earnings per common share, as reported	$.59	$.76	$(.17)	(23)%
Accelerated orders associated with SMI rollout	.21	—	.21
Diluted net earnings per common share, as adjusted	$.80	$.76	$.04	5%

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2014, we had cash and cash equivalents of $1,395.4 million compared with $1,629.1 million at June 30, 2014.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at September 30, 2014 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 28, 2014, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2014, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$249.0	$—	$249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.8	—	197.8
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	319.3	—	319.3
Other borrowings	6.5	14.0	20.5
	$1,319.0	$14.0	$1,333.0

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

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $19.4 million adjustment to reflect the termination value of interest rate swaps.

(6)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

THE ESTÉE LAUDER COMPANIES INC.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of September 30, 2014, we had no commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 15, 2019, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “Facility”).  At September 30, 2014, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which costs will be amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

We have a fixed rate promissory note agreement with a financial institution pursuant to which we may borrow up to $150.0 million in the form of loan participation notes through one of our subsidiaries in Europe.  The interest rate on borrowings under this agreement is at an all-in fixed rate determined by the lender and agreed to by us at the date of each borrowing.  At September 30, 2014, no borrowings were outstanding under this agreement.  Debt issuance costs incurred related to this agreement were de minimis.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 26% at September 30, 2014 and June 30, 2014.

Cash Flows

Net cash provided by operating activities was $127.7 million during the three months ended September 30, 2014 as compared with $29.9 million in the prior-year period.  The improvement in cash flows provided by operating activities primarily reflected a favorable change in accounts receivable reflecting the timing of shipments and improved collections, due in part to the accelerated orders in fiscal 2014 in connection with our July 2014 SMI implementation.  The improvement was partially offset by an unfavorable change in other liabilities due to higher payments related to employee compensation, and a decrease in net earnings.

Net cash used for investing activities was $80.3 million during the three months ended September 30, 2014 as compared with $94.9 million in the prior-year period.  The decrease primarily reflected the receipt of the remaining $8.4 million principal amount of the Rodan + Fields note receivable, and lower capital expenditure activity related to computer software and counters.

Net cash used for financing activities was $272.6 million during the three months ended September 30, 2014 as compared with $114.9 million in the prior-year period.  The increase in cash used for financing activities primarily reflected an increase in treasury stock purchases and higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2014, see Notes to Consolidated Financial Statements, Note 9 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2014.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 6 — Contingencies.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

THE ESTÉE LAUDER COMPANIES INC.

Foreign Exchange Risk Management

We enter into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with our identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that we receive from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  We may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of September 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.  The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses accumulated in other comprehensive income (loss) are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in accumulated other comprehensive income (loss) are reclassified to current-period earnings.  As of September 30, 2014, these foreign currency cash-flow hedges were highly effective in all material respects.

At September 30, 2014, we had foreign currency forward contracts in the amount of $1,786.6 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($322.2 million), British pound ($306.6 million), Swiss franc ($200.5 million), Canadian dollar ($170.3 million), Hong Kong dollar ($142.4 million), Japanese yen ($118.7 million) and Australian dollar ($99.6 million).

Credit Risk

As a matter of policy, we enter into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $25.8 million at September 30, 2014.  To manage this risk, we have established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of our derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At September 30, 2014, we were in a net asset position for certain derivative contracts that contain such features.  The fair value of those contracts as of September 30, 2014 was $10.1 million.  As of September 30, 2014, we were in compliance with such credit-risk-related contingent features.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the high, low and average measured value-at-risk for the twelve months ended September 30, 2014 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$27.4	$7.4	$16.5

The change in the value-at-risk measures from June 30, 2014 related to our foreign exchange contracts reflected an increase in foreign exchange volatilities and a different portfolio mix.  We believe that any resulting loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities, other than operating leases, that would be expected to have a material current or future effect upon our financial condition or results of operations.

THE ESTÉE LAUDER COMPANIES INC.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Since June 30, 2014, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our Strategic Modernization Initiative, we rolled out the last of our four major waves of SAP-based technologies in July 2014.  Based on management’s evaluation, the necessary steps were taken to monitor and maintain appropriate internal control over financial reporting during the quarter ended September 30, 2014.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 6 — Contingencies.

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

During the three months ended September 30, 2014, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	September 3, 2014	31,945
The 4202 Corporation	September 3, 2014	260,000
The 4202 Corporation	September 5, 2014	240,000

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2014, the cumulative total of acquired shares pursuant to the authorization was 178.3 million, reducing the remaining authorized share repurchase balance to 37.7 million.  During the three months ended September 30, 2014, we purchased approximately 2.4 million shares pursuant to the authorization for $179.8 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2014	984,800		$75.07	984,800	39,066,359
August 2014	1,339,650	(2)	75.33	1,162,900	37,903,459
September 2014	419,415	(2)	76.76	240,210	37,663,249
	2,743,865		75.46	2,387,910

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

Subsequent to September 30, 2014 and through October 28, 2014, we repurchased approximately 1.6 million additional shares of our Class A Common Stock for $120.0 million pursuant to our share repurchase program.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: November 4, 2014	By:	/s/TRACEY T. TRAVIS
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