Form 10-Q
period 2014-12-31
ESTEE LAUDER COMPANIES INC
filed 2015-02-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

At January 29, 2015, 230,125,001 shares of the registrant’s Class A Common Stock, $.01 par value, and 147,946,137 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
	(In millions, except per share data)

Net Sales	$3,044.5	$3,018.7	$5,675.5	$5,693.7
Cost of Sales	573.1	581.6	1,109.7	1,125.7

Gross Profit	2,471.4	2,437.1	4,565.8	4,568.0

Operating expenses
Selling, general and administrative	1,838.6	1,784.2	3,585.0	3,464.4
Restructuring and other charges	—	(3.4)	—	(2.2)
Total operating expenses	1,838.6	1,780.8	3,585.0	3,462.2

Operating Income	632.8	656.3	980.8	1,105.8

Interest expense	15.0	14.6	29.8	29.2
Interest income and investment income, net	3.8	2.2	5.4	3.3
Earnings before Income Taxes	621.6	643.9	956.4	1,079.9

Provision for income taxes	183.9	208.7	289.5	342.9
Net Earnings	437.7	435.2	666.9	737.0

Net earnings attributable to noncontrolling interests	(2.0)	(2.7)	(3.1)	(3.8)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$435.7	$432.5	$663.8	$733.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.15	$1.11	$1.74	$1.89
Diluted	1.13	1.09	1.71	1.86

Weighted-average common shares outstanding
Basic	380.0	388.3	380.9	388.1
Diluted	386.1	395.4	387.1	395.1

Cash dividends declared per common share	$.24	$.20	$.44	$.38

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
	(In millions)

Net earnings	$437.7	$435.2	$666.9	$737.0

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(2.9)	0.1	(2.8)	0.4
Net derivative instrument gain (loss)	21.5	1.9	55.3	(15.6)
Amounts included in net periodic benefit cost	6.3	5.4	12.9	10.8
Translation adjustments	(104.7)	(15.2)	(234.6)	52.5
Benefit (provision) for deferred income taxes on components of other comprehensive income	(10.3)	(2.1)	(26.3)	3.8

Total other comprehensive income (loss)	(90.1)	(9.9)	(195.5)	51.9
Comprehensive income (loss)	347.6	425.3	471.4	788.9

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(2.0)	(2.7)	(3.1)	(3.8)
Translation adjustments	(1.1)	(0.1)	0.5	(0.7)
	(3.1)	(2.8)	(2.6)	(4.5)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$344.5	$422.5	$468.8	$784.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2014	2014
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,241.2	$1,629.1
Short-term investments	130.8	—
Accounts receivable, net	1,399.0	1,379.3
Inventory and promotional merchandise, net	1,112.3	1,294.0
Prepaid expenses and other current assets	542.7	522.8
Total current assets	4,426.0	4,825.2

Property, Plant and Equipment, net	1,434.2	1,502.6

Other Assets
Long-term investments	387.9	13.6
Goodwill	993.3	893.2
Other intangible assets, net	215.5	157.3
Other assets	399.7	476.9
Total other assets	1,996.4	1,541.0
Total assets	$7,856.6	$7,868.8

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$68.5	$18.4
Accounts payable	495.0	524.5
Other accrued liabilities	1,480.7	1,513.8
Total current liabilities	2,044.2	2,056.7

Noncurrent Liabilities
Long-term debt	1,320.7	1,324.7
Other noncurrent liabilities	662.4	618.0
Total noncurrent liabilities	1,983.1	1,942.7

Contingencies (Note 8)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2014 and June 30, 2014; shares issued: 415,673,504 at December 31, 2014 and 412,590,913 at June 30, 2014; Class B shares authorized: 304,000,000 at December 31, 2014 and June 30, 2014; shares issued and outstanding: 147,946,137 at December 31, 2014 and 148,728,082 at June 30, 2014	5.6	5.6
Paid-in capital	2,700.8	2,562.7
Retained earnings	6,761.5	6,265.8
Accumulated other comprehensive loss	(295.3)	(100.3)
	9,172.6	8,733.8
Less: Treasury stock, at cost; 184,779,637 Class A shares at December 31, 2014 and 178,434,483 Class A shares at June 30, 2014	(5,354.6)	(4,878.9)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,818.0	3,854.9
Noncontrolling interests	11.3	14.5
Total equity	3,829.3	3,869.4
Total liabilities and equity	$7,856.6	$7,868.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net earnings	$666.9	$737.0
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	198.6	184.4
Deferred income taxes	(32.8)	(18.3)
Non-cash stock-based compensation	100.9	94.9
Excess tax benefits from stock-based compensation arrangements	(14.1)	(25.3)
Loss on disposal of property, plant and equipment	8.0	5.8
Pension and post-retirement benefit expense	33.7	35.0
Pension and post-retirement benefit contributions	(11.9)	(12.8)
Other non-cash items	(4.3)	(0.1)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(109.8)	(318.4)
Decrease (increase) in inventory and promotional merchandise, net	107.1	(12.9)
Decrease (increase) in other assets, net	2.9	(44.8)
Increase (decrease) in accounts payable	(1.1)	5.6
Increase in other accrued and noncurrent liabilities	49.6	152.3
Net cash flows provided by operating activities	993.7	782.4

Cash Flows from Investing Activities
Capital expenditures	(187.4)	(216.9)
Acquisition of businesses and other intangible assets, net of cash acquired	(104.2)	(9.2)
Proceeds from disposition of investments	61.2	—
Purchases of investments	(560.5)	(0.6)
Net cash flows used for investing activities	(790.9)	(226.7)

Cash Flows from Financing Activities
Borrowings (repayments) of current debt, net	50.5	3.4
Debt issuance costs	(1.0)	—
Repayments and redemptions of long-term debt	(4.9)	(6.7)
Net proceeds from stock-based compensation transactions	23.8	28.2
Excess tax benefits from stock-based compensation arrangements	14.1	25.3
Payments to acquire treasury stock	(478.6)	(204.9)
Dividends paid to stockholders	(168.9)	(148.4)
Payments to noncontrolling interest holders for dividends	(3.1)	—
Net cash flows used for financing activities	(568.1)	(303.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(22.6)	(0.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(387.9)	252.3
Cash and Cash Equivalents at Beginning of Period	1,629.1	1,495.7
Cash and Cash Equivalents at End of Period	$1,241.2	$1,748.0

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(111.4) million and $(14.5) million, net of tax, during the three months ended December 31, 2014 and 2013, respectively, and $(248.1) million and $58.0 million, net of tax, during the six months ended December 31, 2014 and 2013, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $6.5 million during the three months ended December 31, 2014 and 2013, and $16.3 million and $6.4 million during the six months ended December 31, 2014 and 2013, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $22.1 million and $23.9 million as of December 31, 2014 and June 30, 2014, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $266.0 million, or 9%, and $281.4 million, or 9%, of the Company’s consolidated net sales for the three months ended December 31, 2014 and 2013, respectively, and $558.8 million, or 10%, and $623.0 million, or 11%, of the Company’s consolidated net sales for the six months ended December 31, 2014 and 2013, respectively.  This customer accounted for $141.3 million, or 10%, and $158.5 million, or 11%, of the Company’s accounts receivable at December 31, 2014 and June 30, 2014, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	December 31	June 30
(In millions)	2014	2014

Raw materials	$256.9	$317.5
Work in process	143.8	192.4
Finished goods	540.1	599.5
Promotional merchandise	171.5	184.6
	$1,112.3	$1,294.0

Property, Plant and Equipment

	December 31	June 30
(In millions)	2014	2014
Assets (Useful Life)
Land	$15.0	$15.4
Buildings and improvements (10 to 40 years)	197.8	205.0
Machinery and equipment (3 to 10 years)	667.8	673.9
Computer hardware and software (4 to 10 years)	1,017.7	994.8
Furniture and fixtures (5 to 10 years)	71.1	75.1
Leasehold improvements	1,555.8	1,565.7
	3,525.2	3,529.9
Less accumulated depreciation and amortization	2,091.0	2,027.3
	$1,434.2	$1,502.6

The cost of assets related to projects in progress of $136.4 million and $229.9 million as of December 31, 2014 and June 30, 2014, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $96.2 million and $94.0 million during the three months ended December 31, 2014 and 2013, respectively, and $195.1 million and $181.1 million during the six months ended December 31, 2014 and 2013, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2014	2014

Advertising, merchandising and sampling	$327.8	$301.7
Employee compensation	330.2	468.2
Payroll and other taxes	202.2	161.2
Accrued income taxes	172.0	113.6
Other	448.5	469.1
	$1,480.7	$1,513.8

Income Taxes

The effective rate for income taxes was 29.6% and 32.4% for the three months ended December 31, 2014 and 2013, respectively.  The decrease in the effective income tax rate was primarily attributable to a reduction in the effective tax rate on the Company’s foreign operations, partially offset by an increase in income tax reserve adjustments.

The effective rate for income taxes was 30.3% and 31.8% for the six months ended December 31, 2014 and 2013, respectively.  The decrease in the effective income tax rate was primarily attributable to a reduction in the effective tax rate on the Company’s foreign operations, partially offset by an increase in income tax reserve adjustments.

As of December 31, 2014 and June 30, 2014, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $69.6 million and $58.1 million, respectively.  The total amount of unrecognized tax benefits at December 31, 2014 that, if recognized, would affect the effective tax rate was $49.1 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2014 in the accompanying consolidated statements of earnings was $3.8 million and $4.8 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2014 and June 30, 2014 was $16.8 million and $12.5 million, respectively.  On the basis of the information available as of December 31, 2014, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

During the six months ended December 31, 2014, the Company formally concluded the compliance process with respect to fiscal 2013 under the U.S. Internal Revenue Service Compliance Assurance Program.  The conclusion of this process did not impact the Company’s consolidated financial statements.

As of December 31, 2014 and June 30, 2014, the Company had current net deferred tax assets of $273.7 million and $295.1 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $60.7 million and $85.5 million as of December 31, 2014 and June 30, 2014, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

During the fiscal 2015 second quarter, the Company modified its cash investment strategy to invest a portion of its cash and cash equivalents in short- and long-term investments.  The Company’s investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in the Company’s investment policy.  These investments are classified as available-for-sale, with any temporary difference between the cost and fair value of an investment presented as a separate component of accumulated other comprehensive income (loss) (“AOCI”).  See Note 6 — Fair Value Measurements for further information about how the fair value of investments are determined.

Investments in privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are generally accounted for under the equity method of accounting.  These investments were not material to the Company’s consolidated financial statements as of December 31, 2014 and June 30, 2014 and are included in Long-term investments in the accompanying consolidated balance sheets.

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis.  Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers.  Factors considered by the Company include, but are not limited to  (i) the length of time and extent the security has been in a material loss position; (ii) the financial condition and creditworthiness of the issuer; (iii) future economic conditions and market forecasts related to the issuer’s industry, sector, or geography; (iv) the Company’s intent and ability to retain its investment until maturity or for a period of time sufficient to allow for recovery of market value; and (v) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value.

The amount of gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of December 31, 2014 is as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$322.7	$—	$(0.7)	$322.0
Foreign government and agency securities	16.0	—	—	16.0
Corporate notes and bonds	152.7	—	(0.8)	151.9
Other securities	22.2	0.8	—	23.0
Total	$513.6	$0.8	$(1.5)	$512.9

The amount of gross unrealized investment gains recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2014 was $2.1 million.

The following table presents the Company’s available-for-sale securities by contractual maturity as of December 31, 2014:

(In millions)	Cost	Fair Value
Due within one year	$130.8	$130.8
Due after one through five years	382.8	382.1
	$513.6	$512.9

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2014:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$466.3	$(1.5)	$—	$—

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2014	2013	2014	2013

Gross realized gains	$1.5	$—	$1.5	$—
Gross realized losses	—	—	—	—
Total	$1.5	$—	$1.5	$—

The Company utilizes the first-in, first-out method to determine the cost of the security sold.

NOTE 3 — ACQUISITION OF BUSINESSES

The Company acquired Le Labo, a fragrance brand, in November 2014 and RODIN olio lusso, a skin care brand, in October 2014.  The results of operations of these businesses are included in the accompanying consolidated financial statements commencing with the date they were acquired.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, a portion of which is contingent on the achievement of certain future operating results. The amounts paid at closing were funded by cash on hand and through the issuance of commercial paper.  The additional amounts are expected to be paid in fiscal 2018 and fiscal 2020.  The aggregate acquisition-date fair value of these transactions, net of cash acquired, was approximately $146 million.  The purchase prices recorded are provisional pending final working capital adjustments and completion of the final valuations.

In January 2015, the Company acquired Editions de Parfums Frederic Malle, a fragrance brand, and GLAMGLOW, a skin care brand.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, which are contingent on the achievement of certain future operating results. The amounts paid at closing were funded by cash on hand and through the issuance of commercial paper.  The additional amounts are expected to be paid in fiscal 2019 and fiscal 2020.  The aggregate acquisition-date fair value of these transactions, net of cash acquired, was approximately $295 million.

These fiscal 2015 acquisitions were not material, individually or in the aggregate, to the Company’s consolidated financial statements.  Pro forma results of operations of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the six months ended December 31, 2014, the Company acquired Le Labo and RODIN olio lusso, which included the addition of goodwill of $97.7 million, amortizable intangible assets of $6.8 million (with a weighted-average amortization period of approximately 10 years) and non-amortizable intangible assets of $57.9 million related to the Company’s fragrance and skin care product categories.  During the six months ended December 31, 2014, the Company recognized $6.3 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2014
Goodwill	$68.9	$440.7	$54.8	$402.3	$966.7
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	35.3	440.7	54.8	362.4	893.2

Goodwill acquired during the period	4.6	6.3	93.1	—	104.0
Translation adjustments	(0.3)	(0.3)	(0.7)	(2.6)	(3.9)
	4.3	6.0	92.4	(2.6)	100.1

Balance as of December 31, 2014
Goodwill	70.5	446.7	147.2	397.3	1,061.7
Accumulated impairments	(30.9)	—	—	(37.5)	(68.4)
	$39.6	$446.7	$147.2	$359.8	$993.3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	December 31, 2014			June 30, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$273.8	$221.9	$51.9	$268.3	$216.7	$51.6
License agreements	43.0	43.0	—	43.0	43.0	—
	$316.8	$264.9	51.9	$311.3	$259.7	51.6
Non-amortizable intangible assets:
Trademarks and other			163.6			105.7
Total intangible assets			$215.5			$157.3

The aggregate amortization expense related to amortizable intangible assets was $3.1 million for the three months ended December 31, 2014 and 2013 and was $6.1 million and $6.3 million for the six months ended December 31, 2014 and 2013, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2015 and for each of fiscal 2016 to 2019 is $6.6 million, $12.6 million, $10.6 million, $9.1 million and $8.3 million, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		December 31 2014	June 30 2014		December 31 2014	June 30 2014
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$44.2	$3.4	Other accrued liabilities	$3.6	$18.2

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.3	0.8	Other accrued liabilities	2.3	0.9

Total Derivatives		$46.5	$4.2		$5.9	$19.1

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended December 31			Three Months Ended December 31
(In millions)	2014	2013		2014	2013
Derivatives in Cash-Flow Hedging Relationships:

Foreign currency forward contracts	$30.4	$3.3	Cost of sales	$2.2	$1.1
			Selling, general and administrative	6.6	0.3
Total derivatives	$30.4	$3.3		$8.8	$1.4

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.6 million and $0.7 million for the three months ended December 31, 2014 and 2013, respectively.  There was a $0.6 million gain recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2014.   There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2013.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Six Months Ended December 31			Six Months Ended December 31
(In millions)	2014	2013		2014	2013
Derivatives in Cash-Flow Hedging Relationships:

Foreign currency forward contracts	$64.1	$(10.3)	Cost of sales	$1.8	$2.5
			Selling, general and administrative	6.8	2.7
Total derivatives	$64.1	$(10.3)		$8.6	$5.2

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(0.8) million and $0.6 million for the six months ended December 31, 2014 and 2013, respectively.  The amount of gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships was $0.6 million and $(0.5) million for the six months ended December 31, 2014 and 2013, respectively.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended December 31		Six Months Ended December 31
		2014	2013	2014	2013

Foreign currency forward contracts	Selling, general and administrative	$2.8	$(1.6)	$0.1	$1.4

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs, and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of December 2016.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of December 31, 2014, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of December 31, 2014 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $20.1 million.  The accumulated gain (loss) on derivative instruments in AOCI was $43.0 million and $(12.5) million as of December 31, 2014 and June 30, 2014, respectively.

At December 31, 2014, the Company had foreign currency forward contracts in the amount of $2,108.2 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($463.2 million), Euro ($338.0 million), Swiss franc ($240.8 million), Canadian dollar ($176.8 million), Hong Kong dollar ($148.1 million), Australian dollar ($124.5 million) and Japanese yen ($120.2 million).

Fair-Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $46.5 million at December 31, 2014.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

Certain of the Company’s derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At December 31, 2014, the Company was in a net asset position for certain derivative contracts that contain such features.  The fair value of those contracts as of December 31, 2014 was $17.4 million.  As of December 31, 2014, the Company was in compliance with such credit-risk-related contingent features.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$46.5	$—	$46.5
Available-for-sale securities:
U.S government and agency securities	—	322.0	—	322.0
Foreign government and agency securities	—	16.0	—	16.0
Corporate notes and bonds	—	151.9	—	151.9
Other securities	7.1	15.9	—	23.0
Total	$7.1	$552.3	$—	$559.4

Liabilities:
Foreign currency forward contracts	$—	$5.9	$—	$5.9
Contingent consideration	—	—	12.1	12.1
Total	$—	$5.9	$12.1	$18.0

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

The following methods and assumptions were used to estimate the fair value of the Company’s other classes of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents — Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, money market funds and time deposits. The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Available-for-sale securities — Available-for-sale securities classified within Level 1 of the valuation hierarchy are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.  Available-for-sale securities classified within Level 2 of the valuation hierarchy are valued using third-party pricing services. To determine fair value, the pricing services use market prices or prices derived from other observable market inputs such as benchmark curves, credit spreads, broker/dealer quotes, and other industry and economic factors.

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

Additional purchase price payable — The Company’s additional purchase price payable represents fixed minimum additional purchase price that was discounted using the Company’s incremental borrowing rate, which was approximately 1%.  The additional purchase price payable is classified within Level 2 of the valuation hierarchy.

Contingent Consideration — The fair value of the Company’s contingent consideration obligations is measured using Level 3 inputs which include a weighted-average cost of capital to discount estimated future cash flows based upon the likelihood of achieving certain future operating results.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31 2014		June 30 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,241.2	$1,241.2	$1,629.1	$1,629.1
Available-for-sale securities	512.9	512.9	7.6	7.6
Note receivable	—	—	8.4	8.5
Current and long-term debt	1,389.2	1,534.8	1,343.1	1,428.3
Additional purchase price payable	36.7	36.7	—	—
Contingent consideration	12.1	12.1	—	—

Derivatives
Foreign currency forward contracts, net — asset (liability)	40.6	40.6	(14.9)	(14.9)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended December 31, 2014 and 2013 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2014	2013	2014	2013	2014	2013

Service cost	$7.9	$7.9	$6.1	$6.2	$0.8	$0.8
Interest cost	7.6	7.9	4.4	4.8	1.9	2.0
Expected return on plan assets	(12.5)	(11.7)	(5.3)	(5.2)	(0.6)	(0.5)
Amortization of:
Prior service cost	0.2	0.2	0.5	0.7	0.2	0.2
Actuarial loss	2.4	1.8	2.6	2.3	0.4	0.2
Net periodic benefit cost	$5.6	$6.1	$8.3	$8.8	$2.7	$2.7

The components of net periodic benefit cost for the six months ended December 31, 2014 and 2013 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2014	2013	2014	2013	2014	2013

Service cost	$15.8	$15.8	$12.5	$12.3	$1.7	$1.7
Interest cost	15.2	15.6	9.0	9.4	3.8	4.0
Expected return on plan assets	(25.0)	(23.4)	(11.0)	(10.2)	(1.2)	(1.0)
Amortization of:
Prior service cost	0.3	0.4	1.1	1.4	0.4	0.4
Actuarial loss	4.9	3.7	5.4	4.5	0.8	0.4
Net periodic benefit cost	$11.2	$12.1	$17.0	$17.4	$5.5	$5.5

During the six months ended December 31, 2014, the Company made contributions to its international pension plans totaling approximately $6 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2014	2014
Other assets	$129.3	$135.2
Other accrued liabilities	(26.9)	(26.9)
Other noncurrent liabilities	(373.0)	(380.5)
Funded status	(270.6)	(272.2)
Accumulated other comprehensive loss	311.3	338.2
Net amount recognized	$40.7	$66.0

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

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of December 31, 2014, approximately 11,072,200 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2014	2013	2014	2013

Compensation expense	$38.8	$38.6	$100.9	$94.9
Income tax benefit	12.6	12.8	33.0	31.1

As of December 31, 2014, the total unrecognized compensation cost related to unvested stock-based awards was $168.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of December 31, 2014 and changes during the six months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2014	14,127.8	$41.51
Granted at fair value	2,166.0	76.13
Exercised	(755.1)	31.61
Expired	(16.2)	38.19
Forfeited	(69.5)	64.00
Outstanding at December 31, 2014	15,453.0	46.75	$455.2	6.5

Vested and expected to vest at December 31, 2014	15,263.4	46.44	$454.2	6.5

Exercisable at December 31, 2014	11,094.0	37.73	$426.8	5.7

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2014	2013	2014	2013

Per-share weighted-average grant date fair value of stock options granted	$23.62	$25.09	$22.46	$23.13

Intrinsic value of stock options exercised	$15.1	$37.3	$31.9	$48.1

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013
Weighted-average expected stock-price volatility	28%	33%	28%	33%
Weighted-average expected option life	9 years	8 years	7 years	7 years
Average risk-free interest rate	2.3%	2.7%	2.2%	2.5%
Average dividend yield	1.1%	1.1%	1.1%	1.1%

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

Performance Share Units

During the six months ended December 31, 2014, the Company granted approximately 261,700 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2017, all subject to the continued employment or retirement of the grantees.  PSUs granted in fiscal 2015 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  In September 2014, approximately 377,300 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the PSU issuance, in settlement of approximately 259,700 PSUs that vested as of June 30, 2014.

The following is a summary of the status of the Company’s PSUs as of December 31, 2014 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2014	538.6	$63.53
Granted	261.7	76.23
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2014	800.3	67.68

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,394,200 RSUs during the six months ended December 31, 2014 which, at the time of grant, were scheduled to vest as follows: 495,100 in fiscal 2016, 511,800 in fiscal 2017 and 387,300 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  The RSUs granted in fiscal 2015 are accompanied by dividend equivalent rights, payable upon settlement of the RSU either in cash or shares (based on the terms of the particular award) upon settlement of the RSU and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of December 31, 2014 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2014	2,222.1	$62.21
Granted	1,394.2	76.23
Dividend equivalents	4.0	72.23
Vested	(939.1)	60.77
Forfeited	(48.0)	66.17
Nonvested at December 31, 2014	2,633.2	70.09

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of December 31, 2014 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2014	98.8	$37.67
Granted	10.2	71.33
Dividend equivalents	0.7	73.16
Converted	—	—
Outstanding at December 31, 2014	109.7	41.00

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $0.6 million and $1.3 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2014 and 2013, respectively.  The Company recorded $0.8 million and $2.3 million as compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2014 and 2013, respectively.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2014	2013	2014	2013
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$435.7	$432.5	$663.8	$733.2

Denominator:
Weighted-average common shares outstanding — Basic	380.0	388.3	380.9	388.1
Effect of dilutive stock options	4.6	5.3	4.6	5.1
Effect of RSUs	1.5	1.4	1.6	1.5
Effect of PSUs based on TSR	—	0.1	—	0.1
Effect of MSU	—	0.3	—	0.3
Weighted-average common shares outstanding — Diluted	386.1	395.4	387.1	395.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.15	$1.11	$1.74	$1.89
Diluted	1.13	1.09	1.71	1.86

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013, outstanding options to purchase 2.2 million and 1.9 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2014 and 2013, 0.8 million PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2014	$5.6	$2,562.7	$6,265.8	$(100.3)	$(4,878.9)	$3,854.9	$14.5	$3,869.4
Net earnings	—	—	663.8	—	—	663.8	3.1	666.9
Common stock dividends	—	—	(168.1)	—	—	(168.1)	(5.8)	(173.9)
Other comprehensive income (loss)	—	—	—	(195.0)	—	(195.0)	(0.5)	(195.5)
Acquisition of treasury stock	—	—	—	—	(425.5)	(425.5)	—	(425.5)
Stock-based compensation	—	138.1	—	—	(50.2)	87.9	—	87.9
Balance at December 31, 2014	$5.6	$2,700.8	$6,761.5	$(295.3)	$(5,354.6)	$3,818.0	$11.3	$3,829.3

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2014:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2014	August 29, 2014	September 15, 2014	$.20
November 3, 2014	November 28, 2014	December 15, 2014	$.24

On February 4, 2015, a quarterly dividend was declared in the amount of $.24 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on March 16, 2015 to stockholders of record at the close of business on February 27, 2015.

Common Stock

During the six months ended December 31, 2014, the Company purchased approximately 6.4 million shares of its Class A Common Stock for $478.6 million.

During the six months ended December 31, 2014, approximately 0.8 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Subsequent to December 31, 2014 and through January 29, 2015, the Company repurchased approximately 1 million additional shares of its Class A Common Stock for $76.8 million pursuant to its share repurchase program.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2014:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total

Balance at June 30, 2014	$1.4	$(0.9)	$(233.0)	$132.2	$(100.3)
OCI before reclassifications	(1.3)	41.3	10.7 (1)	(248.1)	(197.4)
Amounts reclassified from AOCI	(1.1)	(5.6)	9.1	—	2.4
Net current-period OCI	(2.4)	35.7	19.8	(248.1)	(195.0)
Balance at December 31, 2014	$(1.0)	$34.8	$(213.2)	$(115.9)	$(295.3)

(1) Includes foreign currency translation gains of $14.0 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2014 and 2013:

	Amount Reclassified from AOCI
	Three Months Ended December 31		Six Months Ended December 31		Affected Line Item in Consolidated
(In millions)	2014	2013	2014	2013	Statement of Earnings

Gain (Loss) on Available-For-Sale Securities
Available-for-sale securities	$1.5	$—	$1.5	$—	Interest income and investment income, net
Benefit (provision) for deferred taxes	(0.4)	—	(0.4)	—	Provision for income taxes
	$1.1	$—	$1.1	$—	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$2.2	$1.1	$1.8	$2.5	Cost of sales
Foreign currency forward contracts	6.6	0.3	6.8	2.7	Selling, general and administrative
	8.8	1.4	8.6	5.2	Earnings before income taxes
Benefit (provision) for deferred taxes	(3.1)	(0.4)	(3.1)	(1.8)	Provision for income taxes
	$5.7	$1.0	$5.5	$3.4	Net earnings

Gain (Loss) on Fair-Value Hedges
Settled interest rate-related derivatives	$0.1	$—	$0.2	$0.1	Interest expense
Benefit (provision) for deferred taxes	(0.1)	(0.1)	(0.1)	(0.1)	Provision for income taxes
	$—	$(0.1)	$0.1	$—	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(0.9)	$(1.1)	$(1.8)	$(2.2)	(1)
Amortization of actuarial loss	(5.4)	(4.3)	(11.1)	(8.6)	(1)
	(6.3)	(5.4)	(12.9)	(10.8)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.9	1.5	3.8	3.1	Provision for income taxes
	$(4.4)	$(3.9)	$(9.1)	$(7.7)	Net earnings
Total reclassification adjustments, net	$2.4	$(3.0)	$(2.4)	$(4.3)	Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2014 and 2013 is as follows:

(In millions)	2014	2013

Cash:
Cash paid during the period for interest	$32.8	$32.5
Cash paid during the period for income taxes	$200.0	$235.5

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(2.5)	$(2.9)
Capital lease obligations incurred	$8.2	$2.0
Accrued dividend distribution to noncontrolling interest	$2.6	$5.0

NOTE 13 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, interest expense, interest income and investment income, net and total adjustments associated with restructuring activities.  Total adjustments associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed part of a company-wide program to redesign the Company’s organizational structure.

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

 THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2014	2013	2014	2013
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,274.4	$1,261.3	$2,365.8	$2,432.3
Makeup	1,176.2	1,129.1	2,197.5	2,130.1
Fragrance	439.7	477.8	817.1	845.2
Hair Care	137.1	135.1	265.2	259.9
Other	17.1	15.3	29.9	26.1
	3,044.5	3,018.6	5,675.5	5,693.6
Adjustments associated with restructuring activities	—	0.1	—	0.1
Net Sales	$3,044.5	$3,018.7	$5,675.5	$5,693.7

Operating Income (Loss) before total adjustments associated with restructuring activities:
Skin Care	$317.1	$338.0	$493.5	$579.6
Makeup	253.4	248.3	379.3	414.6
Fragrance	47.5	60.5	86.5	97.4
Hair Care	16.2	7.7	25.0	16.1
Other	(1.4)	(1.7)	(3.5)	(4.2)
	632.8	652.8	980.8	1,103.5
Reconciliation:
Total adjustments associated with restructuring activities	—	3.5	—	2.3
Interest expense	(15.0)	(14.6)	(29.8)	(29.2)
Interest income and investment income, net	3.8	2.2	5.4	3.3
Earnings before income taxes	$621.6	$643.9	$956.4	$1,079.9

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,201.4	$1,194.6	$2,316.2	$2,397.0
Europe, the Middle East & Africa	1,211.5	1,181.0	2,153.7	2,072.2
Asia/Pacific	631.6	643.0	1,205.6	1,224.4
	3,044.5	3,018.6	5,675.5	5,693.6
Adjustments associated with restructuring activities	—	0.1	—	0.1
Net Sales	$3,044.5	$3,018.7	$5,675.5	$5,693.7

Operating Income (Loss):
The Americas	$120.8	$152.2	$178.2	$308.2
Europe, the Middle East & Africa	355.2	332.4	525.1	513.2
Asia/Pacific	156.8	168.2	277.5	282.1
	632.8	652.8	980.8	1,103.5
Total adjustments associated with restructuring activities	—	3.5	—	2.3
Operating Income	$632.8	$656.3	$980.8	$1,105.8

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2014 and 2013, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2014	2013	2014	2013
NET SALES
By Region:
The Americas	$1,201.4	$1,194.6	$2,316.2	$2,397.0
Europe, the Middle East & Africa	1,211.5	1,181.0	2,153.7	2,072.2
Asia/Pacific	631.6	643.0	1,205.6	1,224.4
	3,044.5	3,018.6	5,675.5	5,693.6
Adjustments associated with restructuring activities	—	0.1	—	0.1
Net Sales	$3,044.5	$3,018.7	$5,675.5	$5,693.7

By Product Category:
Skin Care	$1,274.4	$1,261.3	$2,365.8	$2,432.3
Makeup	1,176.2	1,129.1	2,197.5	2,130.1
Fragrance	439.7	477.8	817.1	845.2
Hair Care	137.1	135.1	265.2	259.9
Other	17.1	15.3	29.9	26.1
	3,044.5	3,018.6	5,675.5	5,693.6
Adjustments associated with restructuring activities	—	0.1	—	0.1
Net Sales	$3,044.5	$3,018.7	$5,675.5	$5,693.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$120.8	$152.2	$178.2	$308.2
Europe, the Middle East & Africa	355.2	332.4	525.1	513.2
Asia/Pacific	156.8	168.2	277.5	282.1
	632.8	652.8	980.8	1,103.5
Total adjustments associated with restructuring activities	—	3.5	—	2.3
Operating Income	$632.8	$656.3	$980.8	$1,105.8

By Product Category:
Skin Care	$317.1	$338.0	$493.5	$579.6
Makeup	253.4	248.3	379.3	414.6
Fragrance	47.5	60.5	86.5	97.4
Hair Care	16.2	7.7	25.0	16.1
Other	(1.4)	(1.7)	(3.5)	(4.2)
	632.8	652.8	980.8	1,103.5
Total adjustments associated with restructuring activities	—	3.5	—	2.3
Operating Income	$632.8	$656.3	$980.8	$1,105.8

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2014	2013	2014	2013

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.8	19.3	19.6	19.8
Gross profit	81.2	80.7	80.4	80.2

Operating expenses:
Selling, general and administrative	60.4	59.1	63.1	60.8
Restructuring and other charges	—	(0.1)	—	—
Total operating expenses	60.4	59.0	63.1	60.8

Operating income	20.8	21.7	17.3	19.4
Interest expense	0.5	0.5	0.5	0.5
Interest income and investment income, net	(0.1)	(0.1)	—	(0.1)

Earnings before income taxes	20.4	21.3	16.8	19.0
Provision for income taxes	6.0	6.9	5.1	6.0

Net earnings	14.4	14.4	11.7	13.0
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	14.3%	14.3%	11.7%	12.9%

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

THE ESTÉE LAUDER COMPANIES INC.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential, and we are building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have expanded our distinctive “High-Touch” service model and continue to look for ways to further evolve it within our channels of distribution and geographic regions.  We continue to deliver superior retailing experiences across our brands, particularly in freestanding retail stores and the travel retail channel.  We are increasing brand awareness and sales by investing to further expand our multi-pronged digital presence encompassing e-commerce and m-commerce, as well as digital and social media.  We are leveraging our regional organization by aligning the talents and expertise of our people in an effort to assure that we are locally relevant with our products, services, channels, marketing and visual merchandising.

As part of our strategy, we are positioning ourselves to capitalize on opportunities in the fastest-growing areas in prestige beauty.  Skin care, our most profitable product category, remains a strategic priority for us, demonstrated by the recent launches of the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum, as well as La Mer’s entrance into the skin care mask sub-category and our two recent acquisitions in the skin care category.  Our focus on luxury consumers across all product categories has resulted in increased net sales of our luxury brands through both new product launches and expanded distribution.  We also continue to build our makeup product category through the introduction of new product offerings, including new collections from our makeup artist brands and Pure Color Envy sculpting lipstick and sculpting eye shadow palette from Estée Lauder, and our fragrance category through new launches from our luxury fragrance brands.  In addition, we are continuing to expand our hair care brands both in salons and in other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and incubate smaller brands that have the potential to become larger brands, which may provide unique opportunities for profitable growth in the future.

Our global footprint provides us many avenues of growth, enabling us to quickly utilize our strengths to capture opportunities around the world.  We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe, Brazil and South Africa and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We are expanding our digital presence in international markets, which has resulted in growth in the net sales of our products sold online. We are applying what we have learned from our digital strategy in North America to other areas such as in China, where digital sales are reshaping the retail landscape.  In North America, we are expanding our presence within other channels, such as specialty multi-brand retailers and freestanding retail stores.  Internationally, we are growing in European perfumeries and pharmacies and in department stores, particularly in Asia and the United Kingdom.  In addition, we are emphasizing our skin care and makeup initiatives to boost our travel retail sales and furthering efforts to grow our business in the freestanding retail store, online, specialty multi-brand retailer and prestige salon channels.  The travel retail channel remains an important source of sales growth and profitability.  Our business in this channel has benefited from the implementation of programs we designed to target consumers in distinct travel corridors, enhance consumers’ experiences and convert travelers into purchasers.

While our business is performing well overall, we continue to see competitive pressures and economic challenges in certain countries around the world.  We remain cautious of slower growth in Hong Kong and China, a decline in the spending by Chinese, Russian and Brazilian travelers, and unfavorable foreign exchange due to the strength of the U.S. dollar in relation to certain currencies.  Additionally, the ongoing social and political instability in Hong Kong is negatively impacting our business, and we are monitoring the effects of increased sanctions in Russia.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then we expect there could be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

Our investment in our global information systems is ongoing.  Over time, we expect these initiatives to improve profitability by enhancing gross margin and supporting efficiencies in select operating expenses and working capital, freeing resources to strategically reinvest in activities to support our future growth.

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

	Six Months Ended December 31, 2014
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

These actions created a difficult comparison between the six months ended December 31, 2014 and the six months ended December 31, 2013 of approximately $178 million in net sales and approximately $127 million in operating results and adversely impacted our operating margin comparisons.  We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

With our July 2014 rollout of SMI, locations representing approximately 93% of our consolidated net sales are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.

Second Quarter Fiscal 2015 as Compared with Second Quarter Fiscal 2014

NET SALES

Net sales increased 1%, or $25.8 million, to $3,044.5 million.  Growth in our makeup, skin care and hair care product categories were partially offset by lower net sales in our fragrance product category.  Geographically, higher net sales in Europe, the Middle East & Africa and the Americas were partially offset by lower net sales in Asia/Pacific.  Success from our makeup artist and luxury brands continued to benefit from expanded distribution and new product launches.  In addition, we are experiencing solid growth in certain channels such as specialty-multi, online and freestanding stores, and from expansion in emerging markets.  However, net sales from certain of our heritage brands have been challenged in all of our product categories and reflect a difficult comparison to the prior-year period, which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches.  Excluding the impact of foreign currency translation, net sales increased 5%.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products increased 1%, or $13.1 million, to $1,274.4 million.  The recent launches of Advanced Night Repair Eye Synchronized Complex II and Re-Nutriv Ultimate Diamond from Estée Lauder, as well as Smart custom-repair serum from Clinique contributed approximately $84 million, combined, to the increase.  Partially offsetting these incremental net sales were lower sales of certain existing Advanced Night Repair products from Estée Lauder and the reformulated Repairwear Laser Focus from Clinique, which was a new launch in the prior-year period, of approximately $69 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 6%.

Makeup

Makeup net sales increased 4%, or $47.1 million, to $1,176.2 million, primarily reflecting higher net sales from our makeup artist brands and the recent launch of Pure Color Envy sculpting lipstick from Estée Lauder of approximately $88 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores.  Partially offsetting these increases were lower sales of All About Shadow, which was a new launch in the prior-year period, and certain other existing Clinique products, as well as certain existing Pure Color lip products from Estée Lauder of approximately $32 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 9%.

Fragrance

Net sales of fragrance products decreased 8%, or $38.1 million, to $439.7 million, primarily reflecting lower sales of certain Estée Lauder fragrances, including Estée Lauder Modern Muse, which was launched in the prior-year period, as well as certain existing Coach and Tommy Hilfiger fragrances and DKNY Be Delicious for Women of approximately $59 million, combined.  Partially offsetting these lower net sales were the recent launches of Estée Lauder Modern Muse Chic, Jo Malone Wood Sage & Sea Salt, DKNY MYNY and Tom Ford Velvet Orchid which contributed approximately $28 million to the category, combined.  Excluding the impact of foreign currency translation, fragrance net sales decreased 4%.

Hair Care

Hair care net sales increased 1%, or $2.0 million, to $137.1 million, reflecting expanded global distribution of Aveda products in salons, department stores and in the travel retail channel, and Bumble and bumble products in specialty multi-brand retailers.  The category also benefited from the recent launches of Smooth Infusion Naturally Straight from Aveda, as well as the expansion of the Hairdresser’s Invisible Oil line of products from Bumble and bumble, which contributed approximately $3 million to the increase, combined.  Partially offsetting these increases were lower sales of the Invati line of products and Dry Remedy products from Aveda of approximately $2 million, combined.  Excluding the impact of foreign currency translation, hair care net sales increased 5%.

Geographic Regions

Net sales in the Americas increased 1%, or $6.8 million, to $1,201.4 million. Net sales in the United States increased approximately $20 million, primarily reflecting increases from our makeup artist brands, luxury brands and Smashbox, partially offset by decreases from our heritage brands.  Net sales in Latin America decreased approximately $12 million, primarily due to lower net sales in Venezuela which were partially offset by higher net sales in Brazil.  The decline in Venezuela was driven by the impact of foreign currency translation.  Excluding the impact of foreign currency translation, net sales in the Americas increased 4%.

In Europe, the Middle East & Africa, net sales increased 3%, or $30.5 million, to $1,211.5 million, led by the United Kingdom, the Middle East and Nordic of approximately $58 million, combined.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands.  Higher sales in the Middle East were primarily driven by our makeup artist brands and certain of our heritage brands as a result of new product introductions and expanded distribution.  The net sales increase in Nordic was primarily due to expanded distribution of certain of our makeup artist and heritage brands.  These increases were partially offset by lower net sales in our travel retail business and Russia of approximately $20 million, combined.  The lower sales in our travel retail business primarily reflected a rebalancing of inventory levels at certain retailers, the timing of our shipments for the Chinese New Year from our fiscal 2015 second quarter to our fiscal 2015 third quarter and unfavorable foreign exchange rates in certain countries affecting the travel and purchasing habits of consumers.  Partially offsetting these decreases were new product launches and expanded distribution.  The decrease in sales in Russia was driven by the weakening of the Russian ruble.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 9%.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in Asia/Pacific decreased 2%, or $11.4 million, to $631.6 million, primarily reflecting lower sales in Japan, Taiwan, Singapore and Malaysia of approximately $19 million, combined.  The lower sales in Japan were driven by the weakening of the Japanese yen.  The declines in Taiwan, Singapore and Malaysia were primarily due to lower sales from our heritage brands.  These decreases were partially offset by higher net sales in China and Australia of approximately $10 million, combined.  The higher net sales in China were primarily due to increased sales from certain of our heritage brands. The increase in sales in Australia was due to improved retail conditions and expanded distribution.  In Hong Kong, we are cautious of the slower growth rate and our business is being negatively impacted by the ongoing political instability.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 2%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 18.8% as compared with 19.3% in the prior-year period.  This improvement reflected favorable manufacturing variances and a favorable effect of exchange rates of approximately 20 basis points, each.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 60.4% as compared with 59.0% in the prior-year period.  As a percentage of net sales, this increase primarily reflected higher general and administrative expenses of approximately 150 basis points as a result of increased costs behind capability-building initiatives, such as research and development and information technology and, to a lesser extent, acquisitions, as well as higher store operation costs driven by freestanding retail store expansion of approximately 40 basis points.  Partially offsetting these increases was a decrease in spending on advertising, merchandising and sampling as a percentage of net sales of approximately 60 basis points, due in part to the lower impact of launch activity as compared with the prior-year period, as well as the reallocation of spending among media formats.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income decreased 4%, or $23.5 million, to $632.8 million.  Operating margin decreased to 20.8% of net sales as compared with 21.7% in the prior-year period, reflecting an increase in our operating expense margin, partially offset by our higher gross margin.  Our skin care and fragrance results declined, in particular from our heritage brands, reflecting a difficult comparison to the prior-year period which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches.  This decrease was partially offset by improved results from our makeup artist, luxury and hair care brands.  While certain operating expenses have increased as a percentage of net sales during the current period, we have been able to implement certain cost containment measures to mitigate the impact.

Product Categories

Skin care operating income decreased 6%, or $20.9 million, to $317.1 million, primarily reflecting lower sales from certain of our heritage brands due to a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, partially offset by a decrease in the related advertising, merchandising and sampling spending.  Makeup operating income increased 2%, or $5.1 million, to $253.4 million, primarily reflecting improved results from our makeup artist brands, partially offset by lower results from our heritage brands.  Fragrance operating income decreased 21%, or $13.0 million, to $47.5 million, reflecting lower results from our heritage brands which were partially offset by higher results from our luxury fragrance brands as a result of new product launches and expanded distribution.  Hair care operating results increased more than 100%, or $8.5 million, to $16.2 million, primarily reflecting lower investment spending as compared with the higher level of spending in the prior-year period to support the Invati line of products, as well as higher net sales driven by expanded global distribution and new product launches.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Operating income in the Americas decreased 21%, or $31.4 million, to $120.8 million, primarily reflecting higher general and administrative costs, as previously discussed, as well as the impact of the decrease in net sales from our heritage brands.  To a lesser extent, operating results also declined in Latin America, due to lower results in Venezuela.  This decrease was partially offset by higher results from our makeup artist, hair care and luxury brands, as well as lower advertising, merchandising and sampling spending by our heritage brands.

In Europe, the Middle East & Africa, operating income increased 7%, or $22.8 million, to $355.2 million.  Higher results in the United Kingdom, the Middle East and Nordic totaled approximately $37 million, combined, partially offset by lower operating results in our travel retail business and Russia of approximately $19 million, combined.

In Asia/Pacific, operating income decreased 7%, or $11.4 million, to $156.8 million.  Lower results in Taiwan, Korea, China and Hong Kong totaled approximately $10 million, combined.  The lower results in Korea were primarily due to increased spending on advertising, merchandising and sampling.  The decline in China was primarily due to advertising spending to support future sales growth.  The lower results in Hong Kong were primarily due to a decrease in net sales.  These lower results were partially offset by higher operating results in Thailand and Australia of approximately $2 million, combined.

INTEREST EXPENSE

Interest expense increased to $15.0 million as compared with $14.6 million in the prior-year period, primarily due to higher foreign interest rates.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest and investment income, net increased to $3.8 million as compared with $2.2 million in the prior-year period, primarily due to higher investment income as a result of realized gains on investments.

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

The effective rate for income taxes was 29.6% and 32.4% for the three months ended December 31, 2014 and 2013, respectively.  The decrease in the effective tax rate was primarily attributable to a reduction in the effective tax rate on our foreign operations, partially offset by an increase in income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 1%, or $3.2 million, to $435.7 million and diluted net earnings per common share increased 3% from $1.09 to $1.13.

THE ESTÉE LAUDER COMPANIES INC.

Six Months Fiscal 2015 as Compared with Six Months Fiscal 2014

NET SALES

Net sales decreased less than 1%, or $18.2 million, to $5,675.5 million.  Lower net sales in our skin care and fragrance product categories were partially offset by growth in our makeup and hair care product categories.  Geographically, lower net sales in the Americas and Asia/Pacific were partially offset by higher net sales in Europe, the Middle East & Africa.  Success from our makeup artist and luxury brands continued to benefit from expanded distribution and new product launches.  In addition, we are experiencing solid growth in certain channels such as specialty-multi, online and freestanding stores, as well as expansion in emerging markets.  However, net sales from certain of our heritage brands have been challenged in all of our product categories and reflect a difficult comparison to the prior-year period, which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches. Excluding the impact of foreign currency translation, net sales increased 2%.

In advance of our July 2014 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2014 fourth quarter.  Those additional orders, which totaled approximately $178 million, would have occurred in our fiscal 2015 first quarter and created a difficult comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, reported net sales would have increased 3%, with growth in all of our product categories except for fragrance, which would have decreased less than 1%, and in each of our geographic regions.

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

Skin Care

Net sales of skin care products decreased 3%, or $66.5 million, to $2,365.8 million.  Skin care net sales from certain of our heritage brands reflected a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, and were also particularly impacted by the accelerated orders.  The decrease reflects lower sales of certain existing Advanced Night Repair products from Estée Lauder, and Dramatically Different Moisturizing Lotion+ and Even Better Clinical Dark Spot Corrector from Clinique of approximately $248 million, combined.  These decreases were partially offset by the recent launches of Advanced Night Repair Eye Synchronized Complex II from Estée Lauder, and Smart custom-repair serum and the Sonic System Purifying Cleansing Brush from Clinique of approximately $183 million of incremental sales, combined. Excluding the impact of foreign currency translation, skin care net sales would have been relatively flat.  Adjusting for the impact of the accelerated orders, reported net sales in skin care would have increased 1%.

Makeup

Makeup net sales increased 3%, or $67.4 million, to $2,197.5 million, primarily reflecting higher net sales from our makeup artist brands and the recent launches of Pure Color Envy sculpting lipstick from Estée Lauder of approximately $152 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores.  Partially offsetting these increases were lower sales of All About Shadow, which was a new launch in the prior-year period, and certain other existing Clinique products, as well as certain existing Pure Color lip products from Estée Lauder of approximately $82 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 6%.  Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 6%.

Fragrance

Net sales of fragrance products decreased 3%, or $28.1 million, to $817.1 million, primarily reflecting lower sales of certain Estée Lauder fragrances, including Estée Lauder Modern Muse, which was a new launch in the prior-year period, as well as certain Coach and Tommy Hilfiger fragrances and DKNY Be Delicious for Women of approximately $91 million, combined.  Partially offsetting these lower net sales were the recent launches of DKNY MYNY, Estée Lauder Modern Muse Chic, Jo Malone Wood, Sage & Sea Salt and Tom Ford Velvet Orchid which contributed approximately $63 million of incremental sales to the category, combined.  Excluding the impact of foreign currency translation, fragrance net sales decreased 1%.  Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have decreased 1%.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

Hair care net sales increased 2%, or $5.3 million, to $265.2 million, reflecting expanded global distribution of Aveda products in department stores, freestanding retail stores and in the travel retail channel, and Bumble and bumble products in specialty multi-brand retailers.  The category also benefited from the recent launch of Smooth Infusion Natural Straightener and increased sales of certain Dry Remedy products from Aveda, as well as the expansion of the Hairdresser’s Invisible Oil line of products from Bumble and bumble which contributed approximately $9 million to the increase, combined.  Partially offsetting these increases were lower sales of the Invati line of products and Damage Remedy shampoo from Aveda of approximately $2 million, combined.  Excluding the impact of foreign currency translation, hair care net sales increased 5%.  The impact of the accelerated orders on reported net sales was de minimis.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $84 million; Europe, the Middle East & Africa, approximately $68 million; and Asia/Pacific, approximately $26 million.

Net sales in the Americas decreased 3%, or $80.8 million, to $2,316.2 million.  Net sales in the United States and Canada decreased approximately $70 million, combined, primarily due to lower net sales from our heritage brands, driven by the impact of the accelerated orders and a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products.  These decreases were partially offset by higher net sales from our makeup artist, luxury and hair care brands.  Net sales in Latin America decreased approximately $10 million, primarily reflecting lower net sales in Venezuela, partially offset by higher net sales in Brazil.  The decline in Venezuela was driven by the impact of foreign currency translation. Excluding the impact of foreign currency translation, net sales in the Americas decreased 1%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have been relatively flat.

In Europe, the Middle East & Africa, net sales increased 4%, or $81.5 million, to $2,153.7 million, reflecting higher sales in most countries in the region, led by the United Kingdom, the Middle East, Russia and Nordic of approximately $110 million, combined.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands.  Higher sales in the Middle East, Russia and Nordic were primarily driven by certain of our heritage and makeup artist brands as a result of new product introductions and expanded distribution.  These increases were partially offset by lower net sales in our travel retail business and Germany of approximately $43 million, combined.  The lower sales in our travel retail business were primarily due to the impact of the accelerated orders.  The decrease in sales in Germany was primarily driven by lower sales from certain of our heritage brands.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 7%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 7%.

Net sales in Asia/Pacific decreased 2%, or $18.8 million, to $1,205.6 million, primarily reflecting lower sales in Japan, due to the accelerated orders, and Singapore of approximately $37 million, combined.  The lower net sales in Singapore were primarily due to certain of our heritage brands.  These decreases were partially offset by higher net sales in Australia and Korea of approximately $19 million, combined, primarily due to higher net sales from certain of our makeup artist and luxury brands, partially due to expanded distribution.  In Hong Kong, we are cautious of the slower growth rate and our business is being negatively impacted by the ongoing political instability. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 1%.  Adjusting for the impact of the accelerated orders, reported net sales in Asia/Pacific would have increased 1%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.6% as compared with 19.8% in the prior-year period.  This improvement reflected a favorable effect of exchange rates of approximately 20 basis points and the favorable impact of manufacturing variances of approximately 10 basis points, partially offset by an increase in obsolescence charges of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 63.1% as compared with 60.8% in the prior-year period.  As a percentage of net sales, this increase primarily reflected an increase in general and administrative expenses of approximately 120 basis points as a result of increased costs behind capability-building initiatives, such as research and development and information technology, higher selling and shipping costs of approximately 60 basis points, and higher store operation costs driven by freestanding retail store expansion of approximately 50 basis points.  Also contributing to the increase were unfavorable changes in foreign exchange transactions of approximately 20 basis points and higher costs related to stock-based compensation of approximately 10 basis points.  Partially offsetting these increases was a decrease in spending on advertising, merchandising and sampling of approximately 30 basis points, due in part to the lower impact of launch activity as compared with the prior-year period, as well as the reallocation of spending among media formats.  Adjusting for the impact of the accelerated orders into the fiscal 2014 fourth quarter, operating expenses as a percentage of net sales would have increased approximately 70 basis points, primarily reflecting an increase in general and administrative expenses, and higher store operation costs, partially offset by lower spending on advertising, merchandising and sampling.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income decreased 11%, or $125.0 million, to $980.8 million.  Operating margin decreased to 17.3% of net sales as compared with 19.4% in the prior-year period, reflecting an increase in our operating expense margin, partially offset by our higher gross margin.  Our skin care, makeup and fragrance results declined, primarily reflecting the accelerated orders, as well as certain challenges and difficult comparisons affecting our net sales growth in certain markets and channels by our heritage brands as previously discussed.  These decreases were partially offset by improved results from our makeup artist, luxury and hair care brands.  While certain operating expenses have increased as a percentage of net sales during the current period, we have been able to implement cost containment measures to mitigate the impact.  The overall operating results were impacted by approximately $127 million related to the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers, which created a difficult comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, operating income would have increased less than 1% and operating margin would have decreased 50 basis points.

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

Skin care operating income decreased 15%, or $86.1 million, to $493.5 million, primarily reflecting the impact of the accelerated orders, partially offset by a decrease in advertising, merchandising and sampling spending from certain of our heritage brands, due to a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products.  Makeup operating income decreased 9%, or $35.3 million, to $379.3 million, primarily reflecting lower results from our heritage brands due to lower net sales that were impacted by the accelerated orders, as well as increased advertising, merchandising and sampling spending behind recent product launches, partially offset by improved results from our makeup artist brands.  Fragrance operating income decreased 11%, or $10.9 million, to $86.5 million, reflecting lower results from our heritage brands, partially offset by higher results from our luxury fragrance brands.  Hair care operating results increased 55%, or $8.9 million, to $25.0 million, primarily reflecting higher net sales driven by expanded global distribution and new product launches, as well as lower investment spending as compared with the higher level of spending in the prior-year period to support the Invati line of products.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) (2)%, 2%, 3% and 56%, respectively.

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

Operating income in the Americas decreased 42%, or $130.0 million, to $178.2 million, primarily reflecting the decrease in net sales from our heritage brands in the United States and Canada driven by the impact of the accelerated orders and a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, as well as higher general and administrative expenses as previously discussed.  To a lesser extent, operating results also declined in Latin America, due to lower results in Venezuela.  This decrease was partially offset by lower advertising, merchandising and sampling spending by our heritage brands.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 25%.

In Europe, the Middle East & Africa, operating income increased 2%, or $11.9 million, to $525.1 million.  Higher operating results in the United Kingdom, the Middle East, Nordic, Russia, France, India and South Africa of approximately $64 million, combined, were partially offset by lower results in our travel retail business, primarily due to the accelerated orders, and Germany of approximately $54 million, combined.  The improved results in France were primarily due to a reduction in selling expenses and advertising, merchandising and sampling spending.  The higher results in India and South Africa were primarily due to an increase in net sales.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 13%.

In Asia/Pacific, operating income decreased 2%, or $4.6 million, to $277.5 million.  Lower results in Japan, partially due to the accelerated orders, and Hong Kong totaled approximately $16 million, combined.  The lower results in Hong Kong were primarily due to lower net sales.  These lower results were partially offset by higher operating results in Australia, Korea and China of approximately $12 million, combined.  The higher results in China were primarily due to an increase in net sales, reflecting expanded online distribution, as well as lower spending on advertising, merchandising and sampling.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have increased 6%.

INTEREST EXPENSE

Interest expense increased to $29.8 million as compared with $29.2 million in the prior-year period, primarily due to higher foreign interest rates.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest and investment income, net increased to $5.4 million as compared with $3.3 million in the prior-year period, primarily due to higher investment income as a result of realized gains on investments.

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

The effective rate for income taxes was 30.3% and 31.8% for the six months ended December 31, 2014 and 2013, respectively.  The decrease in the effective tax rate was primarily attributable to a reduction in the effective tax rate on our foreign operations, partially offset by an increase in income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period decreased 9%, or $69.4 million, to $663.8 million and diluted net earnings per common share decreased 8% from $1.86 to $1.71.

THE ESTÉE LAUDER COMPANIES INC.

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

					% Change
	Six Months Ended December 31			%	in Constant
($ in millions)	2014	2013	Variance	Change	Currency

Net Sales, as reported	$5,675.5	$5,693.7	$(18.2)	(0)%	2%
Accelerated orders associated with SMI rollout	178.3	—	178.3
Net Sales, as adjusted	$5,853.8	$5,693.7	$160.1	3%	5%

	Six Months Ended December 31			%
($ in millions)	2014	2013	Variance	Change

Operating Income, as reported	$980.8	$1,105.8	$(125.0)	(11)%
Accelerated orders associated with SMI rollout	127.2	—	127.2
Operating Income, as adjusted	$1,108.0	$1,105.8	$2.2	0%

	Six Months Ended December 31			%
	2014	2013	Variance	Change

Diluted net earnings per common share, as reported	$1.71	$1.86	$(0.14)	(8)%
Accelerated orders associated with SMI rollout	0.21	—	0.21
Diluted net earnings per common share, as adjusted(1)	$1.93	$1.86	$0.07	4%

(1) Not adjusted for differences caused by rounding

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2014, we had cash and cash equivalents of $1,241.2 million compared with $1,629.1 million at June 30, 2014.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

During the fiscal 2015 second quarter, we modified our cash investment strategy to invest a portion of our cash and cash equivalents in short- and long-term investments.  Our investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in our investment policy.  These investments are classified as available-for-sale and totaled $512.9 million at December 31, 2014.

During fiscal 2015, we acquired Le Labo, a fragrance brand, RODIN olio lusso, a skin care brand, Editions de Parfums Frederic Malle, a fragrance brand, and GLAMGLOW, a skin care brand.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, a portion of which is contingent on the achievement of certain future operating results. The amounts paid at closing, approximately $252 million, were funded by cash on hand and through the issuance of commercial paper.  The additional amounts are expected to be paid between fiscal 2018 and fiscal 2020.  The aggregate acquisition-date fair value of these transactions, net of cash acquired, was approximately $441 million.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at December 31, 2014 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 29, 2015, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At December 31, 2014, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$249.0	$—	$249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.9	—	197.9
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	317.4	—	317.4
Commercial paper that matured through January 2015 (0.16% average interest rate)	—	50.0	50.0
Other borrowings	10.0	18.5	28.5
	$1,320.7	$68.5	$1,389.2

(1)       Consists of $250.0 million principal and unamortized debt discount of $1.0 million.

(2)       Consists of $300.0 million principal and unamortized debt discount of $3.4 million.

(3)       Consists of $200.0 million principal and unamortized debt discount of $2.1 million.

(4)       Consists of $250.0 million principal and unamortized debt discount of $0.2 million.

(5)       Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $17.5 million adjustment to reflect the termination value of interest rate swaps.

(6)       The Senior Notes contain certain customary incurrence-based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of December 31, 2014, we had $50.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  At January 29, 2015 we had $200.0 million of commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 15, 2019, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “Facility”).  At December 31, 2014, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which costs are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 27% at December 31, 2014 and 26% at June 30, 2014.

Cash Flows

Net cash provided by operating activities was $993.7 million during the six months ended December 31, 2014 as compared with $782.4 million in the prior-year period.  The improvement in cash flows provided by operating activities primarily reflected a favorable change in accounts receivable reflecting the timing of shipments and improved collections, as well as the accelerated orders in fiscal 2014 in connection with our July 2014 SMI implementation.  Also contributing to the increase in cash provided by operating activities were favorable changes in inventory, reflecting our initiatives to maintain service levels in line with forecasted sales activity, supply chain improvements, and the shipment of promotional inventory related to the holiday season.  The improvement was partially offset by an unfavorable change in other liabilities due to higher payments related to employee compensation, and a decrease in accrued income taxes due to the timing and level of payments.

THE ESTÉE LAUDER COMPANIES INC.

Net cash used for investing activities was $790.9 million during the six months ended December 31, 2014 as compared with $226.7 million in the prior-year period.  The increase primarily reflected purchases of investments in connection with the implementation of our cash investment strategy, as previously discussed.  Also contributing to the increase was cash paid in connection with the acquisitions of Le Labo and RODIN olio lusso.  Partially offsetting cash used for investing activities were proceeds from the disposition of investments and lower capital expenditure activity, primarily related to counters.

Net cash used for financing activities was $568.1 million during the six months ended December 31, 2014 as compared with $303.1 million in the prior-year period.  The change primarily reflected an increase in treasury stock purchases and higher dividend payments, partially offset by the issuance of commercial paper in connection with the recent acquisitions.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2014, see Notes to Consolidated Financial Statements, Note 11 - Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 8 — Contingencies.

Derivative Financial Instruments and Hedging Activities

There have been no significant changes to our derivative financial instruments and hedging activities as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Foreign Currency Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the high, low and average measured value-at-risk for the twelve months ended December 31, 2014 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$28.6	$7.4	$16.7

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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 — Contingencies.

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

During the six months ended December 31, 2014, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	September 3, 2014	31,945
The 4202 Corporation	September 3, 2014	260,000
The 4202 Corporation	September 5, 2014	240,000
Ronald S. Lauder	December 2, 2014	250,000

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2014, the cumulative total of acquired shares pursuant to the authorization was 181.7 million, reducing the remaining authorized share repurchase balance to 34.3 million.  During the six months ended December 31, 2014, we purchased approximately 5.7 million shares pursuant to the authorization for $425.5 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2014	984,800		$75.07	984,800	39,066,359
August 2014	1,339,650	(2)	75.33	1,162,900	37,903,459
September 2014	419,415	(2)	76.76	240,210	37,663,249
October 2014	1,982,094	(2)	73.58	1,638,741	36,024,508
November 2014	728,243		72.38	728,243	35,296,265
December 2014	983,026		74.26	983,026	34,313,239
	6,437,228		74.35	5,737,920

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

Subsequent to December 31, 2014 and through January 29, 2015, we repurchased approximately 1 million additional shares of our Class A Common Stock for $76.8 million pursuant to our share repurchase program.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 5, 2015	By:	/s/TRACEY T. TRAVIS
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