Form 10-Q
period 2015-03-31
ESTEE LAUDER COMPANIES INC
filed 2015-05-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

At April 28, 2015, 230,852,244 shares of the registrant’s Class A Common Stock, $.01 par value, and 147,546,137 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014
	(In millions, except per share data)

Net Sales	$2,580.5	$2,549.8	$8,256.0	$8,243.5
Cost of Sales	502.9	498.7	1,612.6	1,624.4

Gross Profit	2,077.6	2,051.1	6,643.4	6,619.1

Operating expenses
Selling, general and administrative	1,680.4	1,709.5	5,265.4	5,173.9
Restructuring and other charges	—	—	—	(2.2)
Total operating expenses	1,680.4	1,709.5	5,265.4	5,171.7

Operating Income	397.2	341.6	1,378.0	1,447.4

Interest expense	15.2	15.0	45.0	44.2
Interest income and investment income, net	3.1	2.7	8.5	6.0
Earnings before Income Taxes	385.1	329.3	1,341.5	1,409.2

Provision for income taxes	112.4	115.6	401.9	458.5
Net Earnings	272.7	213.7	939.6	950.7

Net earnings attributable to noncontrolling interests	(0.6)	(0.5)	(3.7)	(4.3)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$272.1	$213.2	$935.9	$946.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$0.72	$0.55	$2.46	$2.44
Diluted	0.71	0.54	2.42	2.40

Weighted-average common shares outstanding
Basic	378.5	385.8	380.1	387.3
Diluted	384.7	392.1	386.3	394.1

Cash dividends declared per common share	$.24	$.20	$.68	$.58

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014
	(In millions)

Net earnings	$272.7	$213.7	$939.6	$950.7

Other comprehensive income (loss):
Net unrealized investment gain (loss)	2.1	0.2	(0.7)	0.6
Net derivative instrument gain (loss)	25.0	1.4	80.3	(14.2)
Amounts included in net periodic benefit cost	10.1	5.5	23.0	16.3
Translation adjustments	(139.5)	(8.2)	(374.1)	44.3
Benefit (provision) for deferred income taxes on components of other comprehensive income	(13.4)	(2.0)	(39.7)	1.8

Total other comprehensive income (loss)	(115.7)	(3.1)	(311.2)	48.8
Comprehensive income (loss)	157.0	210.6	628.4	999.5

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(0.6)	(0.5)	(3.7)	(4.3)
Translation adjustments	2.1	(0.1)	2.6	(0.8)
	1.5	(0.6)	(1.1)	(5.1)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$158.5	$210.0	$627.3	$994.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2015	2014
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,288.3	$1,629.1
Short-term investments	136.7	—
Accounts receivable, net	1,350.2	1,379.3
Inventory and promotional merchandise, net	1,073.1	1,294.0
Prepaid expenses and other current assets	580.9	522.8
Total current assets	4,429.2	4,825.2

Property, Plant and Equipment, net	1,398.2	1,502.6

Other Assets
Long-term investments	393.7	13.6
Goodwill	1,147.0	893.2
Other intangible assets, net	330.4	157.3
Other assets	396.6	476.9
Total other assets	2,267.7	1,541.0
Total assets	$8,095.1	$7,868.8

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$135.3	$18.4
Accounts payable	497.7	524.5
Other accrued liabilities	1,464.4	1,513.8
Total current liabilities	2,097.4	2,056.7

Noncurrent Liabilities
Long-term debt	1,317.5	1,324.7
Other noncurrent liabilities	815.3	618.0
Total noncurrent liabilities	2,132.8	1,942.7

Contingencies (Note 8)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2015 and June 30, 2014; shares issued: 417,509,769 at March 31, 2015 and 412,590,913 at June 30, 2014; Class B shares authorized: 304,000,000 at March 31, 2015 and June 30, 2014; shares issued and outstanding: 147,546,137 at March 31, 2015 and 148,728,082 at June 30, 2014	5.7	5.6
Paid-in capital	2,816.7	2,562.7
Retained earnings	6,942.1	6,265.8
Accumulated other comprehensive loss	(408.9)	(100.3)
	9,355.6	8,733.8
Less: Treasury stock, at cost; 186,680,701 Class A shares at March 31, 2015 and 178,434,483 Class A shares at June 30, 2014	(5,500.5)	(4,878.9)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,855.1	3,854.9
Noncontrolling interests	9.8	14.5
Total equity	3,864.9	3,869.4
Total liabilities and equity	$8,095.1	$7,868.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net earnings	$939.6	$950.7
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	298.6	280.0
Deferred income taxes	(56.2)	(33.7)
Non-cash stock-based compensation	133.9	124.8
Excess tax benefits from stock-based compensation arrangements	(40.7)	(31.9)
Loss on disposal of property, plant and equipment	8.1	7.6
Non-cash charges associated with restructuring charges	—	0.1
Pension and post-retirement benefit expense	48.3	52.6
Pension and post-retirement benefit contributions	(18.5)	(22.7)
Loss on Venezuela remeasurement	5.3	38.3
Change in fair value of contingent consideration	4.1	—
Other non-cash items	(4.4)	(0.2)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(94.2)	(226.7)
Decrease (increase) in inventory and promotional merchandise, net	104.9	(87.4)
Increase in other assets, net	(14.4)	(65.1)
Increase in accounts payable	14.8	26.4
Increase in other accrued and noncurrent liabilities	55.8	156.6
Net cash flows provided by operating activities	1,385.0	1,169.4

Cash Flows from Investing Activities
Capital expenditures	(279.8)	(342.8)
Acquisition of businesses and other intangible assets, net of cash acquired	(242.0)	(9.2)
Proceeds from disposition of investments	181.3	8.4
Purchases of investments	(691.7)	(0.6)
Net cash flows used for investing activities	(1,032.2)	(344.2)

Cash Flows from Financing Activities
Proceeds from current debt, net	118.7	5.3
Debt issuance costs	(1.1)	—
Repayments and redemptions of long-term debt	(6.0)	(9.1)
Net proceeds from stock-based compensation transactions	83.5	55.4
Excess tax benefits from stock-based compensation arrangements	40.7	31.9
Payments to acquire treasury stock	(626.1)	(600.3)
Dividends paid to stockholders	(259.8)	(225.2)
Payments to noncontrolling interest holders for dividends	(4.3)	(2.7)
Net cash flows used for financing activities	(654.4)	(744.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39.2)	(46.0)
Net Increase (Decrease) in Cash and Cash Equivalents	(340.8)	34.5
Cash and Cash Equivalents at Beginning of Period	1,629.1	1,495.7
Cash and Cash Equivalents at End of Period	$1,288.3	$1,530.2

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(144.4) million and $(7.6) million, net of tax, during the three months ended March 31, 2015 and 2014, respectively, and $(392.5) million and $50.4 million, net of tax, during the nine months ended March 31, 2015 and 2014, respectively.

For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  During the third quarter of fiscal 2014, the Venezuelan government enacted changes to the foreign exchange controls that expanded the use of its then-existing exchange mechanisms and created another exchange control mechanism (“SICAD II”), which allowed companies to apply for the purchase of foreign currency and foreign currency denominated securities for any legal use or purpose.  The Company considered its specific facts and circumstances in determining the appropriate remeasurment rate and determined the SICAD II rate was the most appropriate rate that reflected the economics of its Venezuelan subsidiary’s business as of March 24, 2014, when the SICAD II mechanism became operational.  As a result, the Company changed the exchange rate used to remeasure the monetary assets and liabilities of its Venezuelan subsidiary from 6.3 to the SICAD II rate, which was 49.81 as of March 31, 2014.  Accordingly, a remeasurement charge of $38.3 million, on a before and after tax basis, was reflected in Selling, general and administrative expenses in the Company’s consolidated statements of earnings for the three and nine months ended March 31, 2014.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2015, the Venezuelan government introduced a new open market foreign exchange system (“SIMADI”), which effectively replaced the SICAD II mechanism.  As the SIMADI is the only mechanism legally available at this time for the Company’s highest priority transactions, which are the import of goods, the Company changed the exchange rate used to remeasure the monetary assets and liabilities of its Venezuelan subsidiary to the SIMADI rate, which was 191.97 as of March 31, 2015.  Accordingly, a remeasurement charge of $5.3 million, on a before and after tax basis, was reflected in Selling, general and administrative expenses in the Company’s consolidated statements of earnings for the three and nine months ended March 31, 2015. The net monetary assets of the Company’s Venezuelan subsidiary were not material at March 31, 2015.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions, including the effects of Venezuelan remeasurement charges, of $7.2 million and $(41.7) million during the three months ended March 31, 2015 and 2014, respectively, and $(9.2) million and $(48.1) million during the nine months ended March 31, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $20.7 million and $23.9 million as of March 31, 2015 and June 30, 2014, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $268.6 million, or 10%, and $284.0 million, or 11%, of the Company’s consolidated net sales for the three months ended March 31, 2015 and 2014, respectively, and $827.4 million, or 10%, and $907.0 million, or 11%, of the Company’s consolidated net sales for the nine months ended March 31, 2015 and 2014, respectively.  This customer accounted for $199.7 million, or 15%, and $158.5 million, or 11%, of the Company’s accounts receivable at March 31, 2015 and June 30, 2014, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	March 31	June 30
(In millions)	2015	2014

Raw materials	$254.5	$317.5
Work in process	133.3	192.4
Finished goods	551.2	599.5
Promotional merchandise	134.1	184.6
	$1,073.1	$1,294.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

	March 31	June 30
(In millions)	2015	2014
Assets (Useful Life)
Land	$14.9	$15.4
Buildings and improvements (10 to 40 years)	195.5	205.0
Machinery and equipment (3 to 10 years)	642.1	673.9
Computer hardware and software (4 to 10 years)	985.0	994.8
Furniture and fixtures (5 to 10 years)	68.0	75.1
Leasehold improvements	1,534.5	1,565.7
	3,440.0	3,529.9
Less accumulated depreciation and amortization	2,041.8	2,027.3
	$1,398.2	$1,502.6

The cost of assets related to projects in progress of $156.8 million and $229.9 million as of March 31, 2015 and June 30, 2014, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $97.2 million and $94.0 million during the three months ended March 31, 2015 and 2014, respectively, and $292.3 million and $275.1 million during the nine months ended March 31, 2015 and 2014, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31	June 30
(In millions)	2015	2014

Advertising, merchandising and sampling	$305.7	$301.7
Employee compensation	384.6	468.2
Payroll and other taxes	155.0	161.2
Accrued income taxes	147.9	113.6
Other	471.2	469.1
	$1,464.4	$1,513.8

Income Taxes

The effective rate for income taxes was 29.2% and 35.1% for the three months ended March 31, 2015 and 2014, respectively.  The decrease in the effective income tax rate was primarily attributable to a reduction in the effective tax rate on the Company’s foreign operations, partially offset by an increase in income tax reserve adjustments. Contributing to a higher effective tax rate in the prior-year period was the impact of the Venezuelan remeasurement charge for which no tax benefit was provided.

The effective rate for income taxes was 30.0% and 32.5% for the nine months ended March 31, 2015 and 2014, respectively.  The decrease in the effective income tax rate was primarily attributable to a reduction in the effective tax rate on the Company’s foreign operations, partially offset by an increase in income tax reserve adjustments.  Contributing to a higher effective tax rate in the prior-year period was the impact of the Venezuelan remeasurement charge for which no tax benefit was provided.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015 and June 30, 2014, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $75.1 million and $58.1 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2015 that, if recognized, would affect the effective tax rate was $51.6 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2015 in the accompanying consolidated statements of earnings was $0.9 million and $5.7 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2015 and June 30, 2014 was $16.7 million and $12.5 million, respectively.  On the basis of the information available as of March 31, 2015, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

During the nine months ended March 31, 2015, the Company formally concluded the compliance process with respect to fiscal 2013 under the U.S. Internal Revenue Service Compliance Assurance Program.  The conclusion of this process did not impact the Company’s consolidated financial statements.

As of March 31, 2015 and June 30, 2014, the Company had current net deferred tax assets of $262.3 million and $295.1 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $76.4 million and $85.5 million as of March 31, 2015 and June 30, 2014, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

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

Recently Issued Accounting Standards

In April 2015, the FASB issued authoritative guidance that simplifies the presentation of debt issuance costs.  Under the revised guidance, entities would no longer be able to recognize debt issuance costs as an asset in the balance sheet.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  This guidance becomes effective for the Company’s fiscal 2017 first quarter.  Early adoption is only permitted for financial statements that have not been previously issued.  Upon adoption, a reporting entity is required to apply the new guidance on a retrospective basis and required to comply with the applicable disclosures for a change in an accounting principle.  The Company will apply this new guidance retrospectively when it becomes effective, and the adoption of this guidance is not expected to have a significant impact on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued authoritative guidance to clarify the accounting treatment for fees paid by a customer in cloud computing arrangements.  Under the revised guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The revised guidance will not change a customer’s accounting for service contracts. The guidance becomes effective for the Company’s fiscal 2017 first quarter, with early adoption permitted.  Upon adoption, a reporting entity can elect to apply the new guidance prospectively after the effective date, or retrospectively.  The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

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

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, and early adoption is not permitted.  In April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year.  The proposal will be subject to the FASB’s due process requirements, which include a period for public comments.  If the proposed deferral is passed, the new standard would not be effective for the Company until fiscal 2019.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

Investments in privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are generally accounted for under the equity method of accounting.  These investments were not material to the Company’s consolidated financial statements as of March 31, 2015 and June 30, 2014 and are included in Long-term investments in the accompanying consolidated balance sheets.

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

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of March 31, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$292.7	$0.2	$(0.1)	$292.8
Foreign government and agency securities	20.5	—	—	20.5
Corporate notes and bonds	166.7	0.2	(0.1)	166.8
Time deposits	12.9	—	—	12.9
Other securities	30.2	1.2	—	31.4
Total	$523.0	$1.6	$(0.2)	$524.4

Gross unrealized investment gains recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2014 were $2.1 million.

The following table presents the Company’s available-for-sale securities by contractual maturity as of March 31, 2015:

(In millions)	Cost	Fair Value
Due within one year	$136.7	$136.7
Due after one through five years	386.3	387.7
	$523.0	$524.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of March 31, 2015:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$291.2	$(0.2)	$—	$—

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2015	2014	2015	2014

Gross realized gains	$0.1	$—	$1.6	$—
Gross realized losses	(0.1)	—	(0.1)	—
Total	$—	$—	$1.5	$—

The Company utilizes the first-in, first-out method to determine the cost of the security sold.

NOTE 3 — ACQUISITION OF BUSINESSES

The Company acquired Le Labo, a fragrance brand, in November 2014, RODIN olio lusso, a skin care brand, in October 2014 and in January 2015, Editions de Parfums Frédéric Malle, a fragrance brand, and GLAMGLOW, a skin care brand.  The results of operations of these businesses are included in the accompanying consolidated financial statements commencing with the date they were acquired.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, a portion of which is contingent on the achievement of certain future operating results. The amounts paid at closing were funded by cash on hand and through the issuance of commercial paper.  The additional amounts are expected to be paid from fiscal 2018 through fiscal 2020 with the exception of working capital adjustments, which are anticipated to be settled during fiscal 2015.  The aggregate acquisition-date fair value of these transactions was approximately $445 million.  The purchase prices recorded are provisional pending final working capital adjustments and completion of the final valuations.

These fiscal 2015 acquisitions were not material, individually or in the aggregate, to the Company’s consolidated financial statements.  Pro forma results of operations of the prior-year period have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine months ended March 31, 2015, the Company acquired Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle and GLAMGLOW, which included the addition of goodwill of $254.2 million, amortizable intangible assets of $27.5 million (with a weighted-average amortization period of approximately 9 years) and non-amortizable intangible assets of $157.2 million related to the Company’s fragrance and skin care product categories.  Approximately $159 million of goodwill recorded in connection with certain of these acquisitions is expected to be deductible for tax purposes.  During the nine months ended March 31, 2015, the Company recognized $7.2 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2014
Goodwill	$68.9	$440.7	$54.8	$402.3	$966.7
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	35.3	440.7	54.8	362.4	893.2

Goodwill acquired during the period	121.2	7.2	133.0	—	261.4
Translation adjustments	(0.6)	(1.0)	(2.0)	(4.0)	(7.6)
	120.6	6.2	131.0	(4.0)	253.8

Balance as of March 31, 2015
Goodwill	184.3	446.9	185.8	393.4	1,210.4
Accumulated impairments	(28.4)	—	—	(35.0)	(63.4)
	$155.9	$446.9	$185.8	$358.4	$1,147.0

Other intangible assets consist of the following:

	March 31, 2015			June 30, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$293.7	$225.0	$68.7	$268.3	$216.7	$51.6
License agreements	43.0	43.0	—	43.0	43.0	—
	$336.7	$268.0	68.7	$311.3	$259.7	51.6
Non-amortizable intangible assets:
Trademarks and other			261.7			105.7
Total intangible assets			$330.4			$157.3

The aggregate amortization expense related to amortizable intangible assets was $3.6 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively, and was $9.7 million and $9.3 million for the nine months ended March 31, 2015 and 2014, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2015 and for each of fiscal 2016 to 2019 is $3.9 million, $15.2 million, $13.2 million, $11.7 million and $10.7 million, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2015	June 30 2014	Balance Sheet Location	March 31 2015	June 30 2014
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$67.4	$3.4	Other accrued liabilities	$2.1	$18.2

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3.6	0.8	Other accrued liabilities	13.3	0.9

Total Derivatives		$71.0	$4.2		$15.4	$19.1

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2015	2014		2015	2014
Derivatives in Cash-Flow Hedging Relationships:

Foreign currency forward contracts	$39.1	$3.2	Cost of sales	$3.6	$1.1
			Selling, general and administrative	10.5	0.6
Total derivatives	$39.1	$3.2		$14.1	$1.7

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(0.2) million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2015 and 2014.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2015	2014		2015	2014
Derivatives in Cash-Flow Hedging Relationships:

Foreign currency forward contracts	$103.2	$(7.1)	Cost of sales	$5.4	$3.6
			Selling, general and administrative	17.3	3.3
Total derivatives	$103.2	$(7.1)		$22.7	$6.9

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(1.0) million and $0.9 million for the nine months ended March 31, 2015 and 2014, respectively.  The amount of gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships was $0.6 million and $0.5 million for the nine months ended March 31, 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2015	2014	2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(9.8)	$(2.3)	$(9.7)	$(0.9)

Foreign Currency Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as foreign currency cash-flow hedges and have varying maturities through the end of March 2017.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of March 31, 2015, the Company’s foreign currency cash-flow hedges were highly effective in all material respects.  The estimated net gain as of March 31, 2015 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $32.6 million.  The accumulated gain (loss) on derivative instruments in AOCI was $68.0 million and $(12.5) million as of March 31, 2015 and June 30, 2014, respectively.

At March 31, 2015, the Company had foreign currency forward contracts in the amount of $2,162.1 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($442.1 million), Euro ($333.4 million), Swiss franc ($307.7 million), Canadian dollar ($162.2 million), Hong Kong dollar ($148.8 million), Australian dollar ($140.8 million) and Japanese yen ($101.1 million).

Fair-Value Hedges

The Company may enter into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $71.0 million at March 31, 2015.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Company’s derivative financial instruments, with two counterparties, contain credit-risk-related contingent features.  At March 31, 2015, the Company was in a net asset position for certain derivative contracts that contain such features.  The fair value of those contracts as of March 31, 2015 was $19.2 million.  As of March 31, 2015, the Company was in compliance with such credit-risk-related contingent features.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$71.0	$—	$71.0
Available-for-sale securities:
U.S. government and agency securities	—	292.8	—	292.8
Foreign government and agency securities	—	20.5	—	20.5
Corporate notes and bonds	—	166.8	—	166.8
Time deposits	—	12.9	—	12.9
Other securities	6.7	24.7	—	31.4
Total	$6.7	$588.7	$—	$595.4

Liabilities:
Foreign currency forward contracts	$—	$15.4	$—	$15.4
Contingent consideration	—	—	160.7	160.7
Total	$—	$15.4	$160.7	$176.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$4.2	$—	$4.2
Available-for-sale securities	7.6	—	—	7.6
Total	$7.6	$4.2	$—	$11.8

Liabilities:
Foreign currency forward contracts	$—	$19.1	$—	$19.1

The estimated fair values of the Company’s financial instruments are as follows:

	March 31 2015		June 30 2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,288.3	$1,288.3	$1,629.1	$1,629.1
Available-for-sale securities	524.4	524.4	7.6	7.6
Note receivable	—	—	8.4	8.5
Current and long-term debt	1,452.8	1,617.3	1,343.1	1,428.3
Additional purchase price payable	36.9	36.9	—	—
Contingent consideration	160.7	160.7	—	—

Derivatives
Foreign currency forward contracts, net — asset (liability)	55.6	55.6	(14.9)	(14.9)

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

Available-for-sale securities — Available-for-sale securities classified within Level 1 of the valuation hierarchy are generally comprised of mutual funds and are valued using quoted market prices on an active exchange.  Available-for-sale securities classified within Level 2 of the valuation hierarchy are valued using third-party pricing services and for time deposits, the carrying amount approximates fair value. To determine fair value, the pricing services use market prices or prices derived from other observable market inputs such as benchmark curves, credit spreads, broker/dealer quotes, and other industry and economic factors.

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

Contingent Consideration — The fair value of the Company’s contingent consideration obligations is measured using Level 3 inputs which include a probability weighted-average cost of capital to discount estimated future cash flows based upon the likelihood of achieving certain future operating results. The fair value of the contingent consideration related to the acquisition earn-outs was determined by discounting the future cash flows using discount rates ranging from 9% to 14%.  These rates reflect the relative risk and probability of achieving future operating results with the potential earn-outs on the individual acquisitions.  These implied rates are deemed to be unobservable inputs and as such the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would result in a value that is approximately $6 million higher or lower than the current liability recorded.

Changes in the fair value of the contingent consideration obligations for the nine months ended March 31, 2015 were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2014	$—
Acquisitions	156.6
Change in fair value	4.1
Contingent consideration at March 31, 2015	$160.7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2015	2014	2015	2014	2015	2014

Service cost	$8.0	$7.9	$5.7	$6.2	$0.8	$0.8
Interest cost	7.6	7.8	4.1	4.8	1.9	2.0
Expected return on plan assets	(12.5)	(11.7)	(5.3)	(5.2)	(0.6)	(0.5)
Amortization of:
Prior service cost	0.1	0.1	0.5	0.7	0.2	0.3
Actuarial loss	2.4	1.8	2.4	2.4	0.4	0.2
Settlements and curtailments	—	—	(1.1)	—	—	—
Net periodic benefit cost	$5.6	$5.9	$6.3	$8.9	$2.7	$2.8

The components of net periodic benefit cost for the nine months ended March 31, 2015 and 2014 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2015	2014	2015	2014	2015	2014

Service cost	$23.8	$23.7	$18.2	$18.5	$2.5	$2.5
Interest cost	22.8	23.4	13.1	14.2	5.7	6.0
Expected return on plan assets	(37.5)	(35.1)	(16.3)	(15.4)	(1.8)	(1.5)
Amortization of:
Prior service cost	0.4	0.5	1.6	2.1	0.6	0.7
Actuarial loss	7.3	5.5	7.8	6.9	1.2	0.6
Settlements and curtailments	—	—	(1.1)	—	—	—
Net periodic benefit cost	$16.8	$18.0	$23.3	$26.3	$8.2	$8.3

During the nine months ended March 31, 2015, the Company made contributions to its international pension plans totaling approximately $10 million.

The Company disclosed in its consolidated financial statements for the fiscal year ended June 30, 2014 that it did not expect to make cash contributions to its domestic trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) during the fiscal year ending June 30, 2015.  As part of its ongoing review of funded levels, the Company made a discretionary contribution of $25.0 million to the U.S. Qualified Plan in April 2015.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	March 31	June 30
(In millions)	2015	2014
Other assets	$127.2	$135.2
Other accrued liabilities	(26.9)	(26.9)
Other noncurrent liabilities	(358.8)	(380.5)
Funded status	(258.5)	(272.2)
Accumulated other comprehensive loss	294.2	338.2
Net amount recognized	$35.7	$66.0

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

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, performance share units (“PSU”), restricted stock units (“RSU”), market share units (“MSU”), performance share units based on total stockholder return, and share units, may be granted.  As of March 31, 2015, approximately 11,067,200 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, MSUs, performance share units based on total stockholder return, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2015	2014	2015	2014

Compensation expense	$33.0	$29.9	$133.9	$124.8
Income tax benefit	10.9	9.9	43.9	41.0

As of March 31, 2015, the total unrecognized compensation cost related to unvested stock-based awards was $138.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2 years.

Stock Options

The following is a summary of the Company’s stock option programs as of March 31, 2015 and changes during the nine months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2014	14,127.8	$41.51
Granted at fair value	2,172.0	76.12
Exercised	(2,219.8)	37.62
Expired	(21.6)	36.97
Forfeited	(89.4)	65.02
Outstanding at March 31, 2015	13,969.0	47.36	$500.1	6.4

Vested and expected to vest at March 31, 2015	13,845.4	47.15	$498.6	6.4

Exercisable at March 31, 2015	9,653.0	37.37	$442.0	5.5

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2015	2014	2015	2014

Per-share weighted-average grant date fair value of stock options granted	$19.58	$23.58	$22.46	$23.13

Intrinsic value of stock options exercised	$57.0	$21.7	$88.9	$69.8

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014
Weighted-average expected stock-price volatility	27%	32%	28%	33%
Weighted-average expected option life	7 years	7 years	7 years	7 years
Average risk-free interest rate	1.6%	2.2%	2.2%	2.5%
Average dividend yield	1.1%	1.1%	1.1%	1.1%

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

Performance Share Units

During the nine months ended March 31, 2015, the Company granted approximately 261,700 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2017, all subject to the continued employment or retirement of the grantees.  PSUs granted in fiscal 2015 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU.  In September 2014, approximately 377,300 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the PSU issuance, in settlement of approximately 259,700 PSUs that vested as of June 30, 2014.

The following is a summary of the status of the Company’s PSUs as of March 31, 2015 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2014	538.6	$63.53
Granted	261.7	76.23
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	800.3	67.68

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1,431,000 RSUs during the nine months ended March 31, 2015 which, at the time of grant, were scheduled to vest as follows: 501,700 in fiscal 2016, 517,600 in fiscal 2017 and 411,700 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  The RSUs granted in fiscal 2015 are accompanied by dividend equivalent rights, payable upon settlement of the RSU either in cash or shares (based on the terms of the particular award) upon settlement of the RSU and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of March 31, 2015 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2014	2,222.1	$62.21
Granted	1,431.0	76.14
Dividend equivalents	7.4	76.06
Vested	(948.1)	60.76
Forfeited	(63.7)	67.62
Nonvested at March 31, 2015	2,648.7	70.17

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of March 31, 2015 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2014	98.8	$37.67
Granted	10.2	71.33
Dividend equivalents	1.0	75.88
Converted	—	—
Outstanding at March 31, 2015	110.0	41.12

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.7 million and $(1.6) million as compensation expense (income) to reflect additional deferrals and the change in the market value for the three months ended March 31, 2015 and 2014, respectively.  The Company recorded $2.5 million and $0.7 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2015 and 2014, respectively.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2015	2014	2015	2014
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$272.1	$213.2	$935.9	$946.4

Denominator:
Weighted-average common shares outstanding — Basic	378.5	385.8	380.1	387.3
Effect of dilutive stock options	4.6	4.8	4.6	5.0
Effect of RSUs	1.6	1.2	1.6	1.4
Effect of PSUs based on TSR	—	—	—	0.1
Effect of MSU	—	0.3	—	0.3
Weighted-average common shares outstanding — Diluted	384.7	392.1	386.3	394.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.72	$0.55	$2.46	$2.44
Diluted	0.71	0.54	2.42	2.40

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015 and 2014, outstanding options to purchase 2.1 million and 1.8 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2015 and 2014, 0.8 million PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2014	$5.6	$2,562.7	$6,265.8	$(100.3)	$(4,878.9)	$3,854.9	$14.5	$3,869.4
Net earnings	—	—	935.9	—	—	935.9	3.7	939.6
Common stock dividends	—	—	(259.6)	—	—	(259.6)	(5.8)	(265.4)
Other comprehensive income (loss)	—	—	—	(308.6)	—	(308.6)	(2.6)	(311.2)
Acquisition of treasury stock	—	—	—	—	(572.7)	(572.7)	—	(572.7)
Stock-based compensation	0.1	254.0	—	—	(48.9)	205.2	—	205.2
Balance at March 31, 2015	$5.7	$2,816.7	$6,942.1	$(408.9)	$(5,500.5)	$3,855.1	$9.8	$3,864.9

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2015:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2014	August 29, 2014	September 15, 2014	$.20
November 3, 2014	November 28, 2014	December 15, 2014	$.24
February 4, 2015	February 27, 2015	March 16, 2015	$.24

On May 4, 2015, a quarterly dividend was declared in the amount of $.24 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 15, 2015 to stockholders of record at the close of business on May 29, 2015.

Common Stock

During the nine months ended March 31, 2015, the Company purchased approximately 8.4 million shares of its Class A Common Stock for $626.1 million.

During the nine months ended March 31, 2015, approximately 1.2 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2015:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2014	$1.4	$(0.9)	$(233.0)	$132.2	$(100.3)
OCI before reclassifications	0.6	66.6	20.0 (1)	(392.5)	(305.3)
Amounts reclassified from AOCI	(1.0)	(14.8)	12.5	—	(3.3)
Net current-period OCI	(0.4)	51.8	32.5	(392.5)	(308.6)
Balance at March 31, 2015	$1.0	$50.9	$(200.5)	$(260.3)	$(408.9)

(1) Includes foreign currency translation gains of $21.0 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2015 and 2014:

	Amount Reclassified from AOCI
	Three Months Ended March 31		Nine Months Ended March 31			Affected Line Item in Consolidated
(In millions)	2015	2014	2015	2014		Statement of Earnings
Gain (Loss) on Available-For-Sale Securities
Available-for-sale securities	$—	$—	$1.5	$—		Interest income and investment income, net
Benefit (provision) for deferred taxes	(0.1)	—	(0.5)	—		Provision for income taxes
	$(0.1)	$—	$1.0	$—		Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$3.6	$1.1	$5.4	$3.6		Cost of sales
Foreign currency forward contracts	10.5	0.6	17.3	3.3		Selling, general and administrative
	14.1	1.7	22.7	6.9		Earnings before income taxes
Benefit (provision) for deferred taxes	(4.9)	(0.5)	(8.0)	(2.3)		Provision for income taxes
	$9.2	$1.2	$14.7	$4.6		Net earnings

Gain (Loss) on Fair-Value Hedges
Settled interest rate-related derivatives	$—	$0.1	$0.2	$0.2		Interest expense
Benefit (provision) for deferred taxes	—	—	(0.1)	(0.1)		Provision for income taxes
	$—	$0.1	$0.1	$0.1		Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(0.8)	$(1.1)	$(2.6)	$(3.3	)(1)
Amortization of actuarial loss	(5.2)	(4.4)	(16.3)	(13.0	)(1)
Settlements and curtailments	1.1	—	1.1	—	(1)
	(4.9)	(5.5)	(17.8)	(16.3)		Earnings before income taxes
Benefit (provision) for deferred taxes	1.5	1.6	5.3	4.7		Provision for income taxes
	$(3.4)	$(3.9)	$(12.5)	$(11.6)		Net earnings
Total reclassification adjustments, net	$5.7	$(2.6)	$3.3	$(6.9)		Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2015 and 2014 is as follows:

(In millions)	2015	2014

Cash:
Cash paid during the period for interest	$41.3	$41.1
Cash paid during the period for income taxes	$317.6	$357.6

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(8.6)	$(5.1)
Capital lease obligations incurred	$7.6	$12.0
Accrued dividend distribution to noncontrolling interest	$1.4	$2.4

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2015	2014	2015	2014
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,101.0	$1,132.1	$3,466.8	$3,564.4
Makeup	1,082.5	1,015.7	3,280.0	3,145.8
Fragrance	263.2	270.5	1,080.3	1,115.7
Hair Care	125.6	120.8	390.8	380.7
Other	8.2	10.7	38.1	36.8
	2,580.5	2,549.8	8,256.0	8,243.4
Adjustments associated with restructuring activities	—	—	—	0.1
Net Sales	$2,580.5	$2,549.8	$8,256.0	$8,243.5

Operating Income (Loss) before total adjustments associated with restructuring activities:
Skin Care	$215.7	$179.0	$709.2	$758.6
Makeup	159.3	149.9	538.6	564.5
Fragrance	17.5	(1.9)	104.0	95.5
Hair Care	7.1	13.2	32.1	29.3
Other	(2.4)	1.6	(5.9)	(2.6)
	397.2	341.8	1,378.0	1,445.3
Reconciliation:
Total adjustments associated with restructuring activities	—	(0.2)	—	2.1
Interest expense	(15.2)	(15.0)	(45.0)	(44.2)
Interest income and investment income, net	3.1	2.7	8.5	6.0
Earnings before income taxes	$385.1	$329.3	$1,341.5	$1,409.2

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,109.9	$1,072.0	$3,426.1	$3,469.0
Europe, the Middle East & Africa	950.3	959.4	3,104.0	3,031.6
Asia/Pacific	520.3	518.4	1,725.9	1,742.8
	2,580.5	2,549.8	8,256.0	8,243.4
Adjustments associated with restructuring activities	—	—	—	0.1
Net Sales	$2,580.5	$2,549.8	$8,256.0	$8,243.5

Operating Income (Loss):
The Americas	$109.6	$111.5	$287.8	$419.7
Europe, the Middle East & Africa	204.3	160.2	729.4	673.4
Asia/Pacific	83.3	70.1	360.8	352.2
	397.2	341.8	1,378.0	1,445.3
Total adjustments associated with restructuring activities	—	(0.2)	—	2.1
Operating Income	$397.2	$341.6	$1,378.0	$1,447.4

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2015 and 2014, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2015	2014	2015	2014
NET SALES
By Region:
The Americas	$1,109.9	$1,072.0	$3,426.1	$3,469.0
Europe, the Middle East & Africa	950.3	959.4	3,104.0	3,031.6
Asia/Pacific	520.3	518.4	1,725.9	1,742.8
	2,580.5	2,549.8	8,256.0	8,243.4
Adjustments associated with restructuring activities	—	—	—	0.1
Net Sales	$2,580.5	$2,549.8	$8,256.0	$8,243.5

By Product Category:
Skin Care	$1,101.0	$1,132.1	$3,466.8	$3,564.4
Makeup	1,082.5	1,015.7	3,280.0	3,145.8
Fragrance	263.2	270.5	1,080.3	1,115.7
Hair Care	125.6	120.8	390.8	380.7
Other	8.2	10.7	38.1	36.8
	2,580.5	2,549.8	8,256.0	8,243.4
Adjustments associated with restructuring activities	—	—	—	0.1
Net Sales	$2,580.5	$2,549.8	$8,256.0	$8,243.5

OPERATING INCOME (LOSS)
By Region:
The Americas	$109.6	$111.5	$287.8	$419.7
Europe, the Middle East & Africa	204.3	160.2	729.4	673.4
Asia/Pacific	83.3	70.1	360.8	352.2
	397.2	341.8	1,378.0	1,445.3
Total adjustments associated with restructuring activities	—	(0.2)	—	2.1
Operating Income	$397.2	$341.6	$1,378.0	$1,447.4

By Product Category:
Skin Care	$215.7	$179.0	$709.2	$758.6
Makeup	159.3	149.9	538.6	564.5
Fragrance	17.5	(1.9)	104.0	95.5
Hair Care	7.1	13.2	32.1	29.3
Other	(2.4)	1.6	(5.9)	(2.6)
	397.2	341.8	1,378.0	1,445.3
Total adjustments associated with restructuring activities	—	(0.2)	—	2.1
Operating Income	$397.2	$341.6	$1,378.0	$1,447.4

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.5	19.6	19.5	19.7
Gross profit	80.5	80.4	80.5	80.3

Operating expenses:
Selling, general and administrative	65.1	67.0	63.8	62.7
Restructuring and other charges	—	—	—	—
Total operating expenses	65.1	67.0	63.8	62.7

Operating income	15.4	13.4	16.7	17.6
Interest expense	0.6	0.6	0.5	0.5
Interest income and investment income, net	0.1	0.1	0.1	—

Earnings before income taxes	14.9	12.9	16.3	17.1
Provision for income taxes	4.3	4.5	4.9	5.6

Net earnings	10.6	8.4	11.4	11.5
Net earnings attributable to noncontrolling interests	—	—	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	10.6%	8.4%	11.3%	11.5%

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

Overview

We believe that the best way to continue to increase stockholder value is to provide our customers and consumers with the products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing shopping habits.  To be the global leader in prestige beauty, we are guided by our long-term strategy through fiscal 2017, which has numerous initiatives across geographic regions, channels of distribution, product categories, brands and functions that are designed to grow our sales, leverage our strengths and make us more productive.

THE ESTÉE LAUDER COMPANIES INC.

We have a strong, diverse and highly valuable brand portfolio with global reach and potential. We are building upon and leveraging our history of outstanding creativity, innovation and entrepreneurship.  We have expanded our distinctive “High-Touch” service model and look for ways to further evolve it within our channels of distribution and geographic regions to deliver superior retailing experiences across our brands.  Globally, we are renewing and strengthening our presence within department stores by evolving the consumer experience through engaging services and promotional activities.  We are also furthering our efforts to grow our business in the freestanding retail store, specialty multi-brand retailer and prestige salon channels.  The travel retail channel remains an important source of sales growth and profitability.  Our business in this channel has benefited from our programs that target consumers in distinct travel corridors, enhance consumers’ experiences and convert travelers into purchasers.  We are increasing brand awareness and sales by expanding our digital presence encompassing e-commerce and m-commerce, as well as digital and social media.  We have opportunities remaining to expand the portfolio online around the world and we are in the early stages of developing our omnichannel concept to better serve consumers as they shop across channels.

We are strategically positioning ourselves to capitalize on opportunities in fast growing areas in prestige beauty.  Skin care, our most profitable product category, remains a strategic priority for us, demonstrated by the recent launches of Re-Nutriv Ultimate Diamond products from Estée Lauder, the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum, as well as La Mer’s entrance into the skin care mask sub-category and our recent acquisitions of RODIN olio lusso and GLAMGLOW.  Our focus on luxury consumers across all product categories has resulted in increased net sales of our luxury brands through both new product launches and expanded distribution.  We also continue to build our makeup leadership through the introduction of new product offerings, including new collections from our makeup artist brands, Pure Color Envy sculpting lipstick and sculpting eye shadow palette from Estée Lauder, and Beyond Perfecting foundation and concealer and Chubby Stick sculpting products from Clinique.  Our fragrance category has benefited from new launches, expanded distribution from our luxury fragrance brands and our recent acquisitions of Le Labo and Editions de Parfums Frédéric Malle.  In addition, we are expanding our hair care brands both in salons and in other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and incubate smaller brands that have growth potential, which may provide unique opportunities for profitable growth in the future.

Our global footprint provides us many avenues of growth, enabling us to quickly utilize our strengths to capture opportunities around the world by leveraging our regional organization and to align the talents and expertise of our people in an effort to assure that we are locally relevant with our products, services, channels, marketing and visual merchandising.  We are strengthening our geographic presence by seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan.  In addition, we continue to expand our presence and accelerate share growth in emerging markets such as China, the Middle East, Eastern Europe, Brazil and South Africa and focus on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We are expanding our digital presence in international markets, which has resulted in net sales growth in the online channel. We are applying what we have learned from our digital strategy in North America to other areas such as in China, where digital sales are reshaping the retail landscape.  In North America, we are expanding our presence within other channels, such as specialty multi-brand retailers and freestanding retail stores.  Internationally, we are growing in European perfumeries and pharmacies, and in department stores, particularly in Asia and the United Kingdom.

While our business is performing well overall, we continue to see competitive pressures and economic challenges in certain countries around the world.  We remain cautious of a slower retail growth in Hong Kong and China, a decline in the spending by Russian and Brazilian travelers, and unfavorable foreign exchange due to the strength of the U.S. dollar in relation to most currencies.  Additionally, the ongoing political protests in Hong Kong are negatively impacting our business, and we are monitoring the effects of economic instability in Russia.

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

Investment in our global information systems is ongoing.  These initiatives are expected to improve profitability by enhancing gross margin and supporting efficiencies in select operating expenses and working capital, freeing resources to strategically reinvest in activities to support our future growth.

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

	Nine Months Ended March 31, 2015
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

These actions created a difficult comparison between the nine months ended March 31, 2015 and the nine months ended March 31, 2014 of approximately $178 million in net sales and approximately $127 million in operating results and adversely impacted our operating margin comparisons.  We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.  The shift in sales orders will similarly affect the comparison of results between the fiscal 2015 and fiscal 2014 fourth quarter and full year.

With our July 2014 rollout of SMI, most of our locations are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.

Third Quarter Fiscal 2015 as Compared with Third Quarter Fiscal 2014

NET SALES

Net sales increased 1%, or $30.7 million, to $2,580.5 million.  This includes the negative impact of foreign currency translation of approximately $184 million.  Higher net sales in makeup and hair care were partially offset by a decline in net sales in skin care and fragrance.  Geographically, higher net sales in the Americas and Asia/Pacific were partially offset by lower net sales in Europe, the Middle East & Africa.  Our makeup artist and luxury brands continued to benefit from expanded distribution and new product launches.  In addition, we are experiencing solid growth in certain channels such as specialty-multi, online and freestanding stores, and from expansion in emerging markets.  However, net sales from certain of our heritage brands have been challenged in all of our product categories and reflect a difficult comparison to the prior-year period, which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches.  Excluding the impact of foreign currency translation, net sales increased 8%.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products decreased 3%, or $31.1 million, to $1,101.0 million.  The decrease was entirely driven by the negative impact of foreign currency translation of approximately $78 million.  The decrease, inclusive of foreign currency translation, reflected approximately $95 million of lower sales of certain existing Advanced Night Repair and Re-Nutriv products from Estée Lauder, and certain products in Clinique’s 3-Step Skin Care System and in the Repairwear line of products from Clinique, certain of which were recent launches in the prior-year period.  These decreases were partially offset by incremental sales from the recent launches of Advanced Night Repair Eye Synchronized Complex II and Re-Nutriv Ultimate Diamond products from Estée Lauder, and Clinique Smart custom-repair serum of approximately $69 million, combined. Excluding the impact of foreign currency translation, skin care net sales increased 4%.

Makeup

Makeup net sales increased 7%, or $66.8 million, to $1,082.5 million, primarily reflecting higher net sales from our makeup artist brands and the recent launch of Beyond Perfecting foundation and concealer from Clinique of approximately $95 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores.  Partially offsetting these increases were lower sales of certain other Clinique makeup products, as well as certain Pure Color products from Estée Lauder of approximately $26 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 14%.

Fragrance

Net sales of fragrance products decreased 3%, or $7.3 million, to $263.2 million.  The decrease was entirely driven by the negative impact of foreign currency translation of approximately $25 million. The decrease, inclusive of foreign currency translation, primarily reflected lower sales of certain designer fragrances, as well as certain fragrances from Estée Lauder and Clinique of approximately $28 million, combined.  These decreases were partially offset by higher sales of Jo Malone London and Tom Ford fragrances of approximately $23 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 7%.

Hair Care

Hair care net sales increased 4%, or $4.8 million, to $125.6 million, reflecting expanded global distribution of Aveda products primarily in salons and freestanding stores, and Bumble and bumble products in specialty multi-brand retailers and salons.  The category also benefited from the recent launches of Smooth Infusion Naturally Straight from Aveda, as well as the expansion of the Hairdresser’s Invisible Oil line of products from Bumble and bumble, which contributed approximately $5 million to the increase, combined.  Partially offsetting these increases were lower sales of the Dry Remedy and Invati lines of products from Aveda of approximately $4 million, combined.  Excluding the impact of foreign currency translation, hair care net sales increased 10%.

Geographic Regions

Net sales in the Americas increased 4%, or $37.9 million, to $1,109.9 million. Net sales in the United States increased approximately $40 million, primarily reflecting increases from our makeup artist brands, luxury brands, hair care brands and Smashbox, partially offset by decreases from our heritage brands.  Net sales in Latin America increased approximately $1 million, primarily due to higher net sales in Brazil and Chile, which were partially offset by lower net sales in Venezuela.  These increases were partially offset by lower sales in Canada of approximately $4 million due to the impact of foreign currency translation.  Excluding the impact of foreign currency translation, net sales in the Americas increased 8%.

In Europe, the Middle East & Africa, net sales decreased 1%, or $9.1 million, to $950.3 million, driven by approximately $108 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region.  This led to lower sales in Germany, Italy, Iberia, Nordic, Russia and Benelux of approximately $33 million, combined.  Partially offsetting these foreign currency driven decreases were higher sales in the Middle East and the United Kingdom of approximately $24 million, combined.  Higher sales in the Middle East were primarily driven by our makeup artist brands and certain of our heritage brands as a result of new product introductions and expanded distribution.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 10%.

THE ESTÉE LAUDER COMPANIES INC.

Net sales in Asia/Pacific increased less than 1%, or $1.9 million, to $520.3 million, primarily reflecting higher sales in China, Taiwan and Thailand of approximately $23 million, combined.  The higher net sales in China were primarily due to increased sales from certain of our heritage brands as a result of expanded distribution, new product introductions and Chinese New Year promotions. The increase in Taiwan was due to higher sales from certain of our heritage and luxury brands.  The increased sales in Thailand were a result of expanded distribution.  These increases were partially offset by lower net sales in Japan, Hong Kong and Singapore of approximately $22 million, combined.  The lower sales in Japan were driven by an unfavorable comparison to the prior-year period when there was an increase in sales in anticipation of an impending value-added tax increase in the country.  The decline in Hong Kong net sales reflected a decrease in Chinese traveling consumers as a result of ongoing political protests.  As a result, we continue to be cautious of slower retail growth in the country in the near term.  The decline in Singapore was primarily due to lower sales from our heritage brands.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 5%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.5% as compared with 19.6% in the prior-year period.  This improvement reflected favorable changes in foreign exchange transactions of approximately 20 basis points, partially offset by an increase in obsolescence charges of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 65.1% as compared with 67.0% in the prior-year period.  This decrease reflected lower charges related to the remeasurement of net monetary assets in Venezuela of approximately 130 basis points, lower selling and shipping costs of approximately 80 basis points and favorable changes in foreign exchange transactions of approximately 60 basis points.  Also contributing to this decrease was lower spending on advertising, merchandising and sampling as a percentage of net sales of approximately 40 basis points, due in part to the lower impact of launch activity as compared with the prior-year period and the reallocation of spending among media formats.  Partially offsetting this decrease were higher general and administrative expenses of approximately 50 basis points as a result of higher support spending behind capability-building initiatives, such as information technology, as well as for acquisition-related fees.  Also offsetting this decrease were higher store operation costs driven by freestanding retail store expansion of approximately 40 basis points and higher costs associated with stock-based compensation of approximately 10 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income increased 16%, or $55.6 million, to $397.2 million including the negative impact of foreign currency translation of approximately $55 million.  Operating margin increased to 15.4% of net sales as compared with 13.4% in the prior-year period, reflecting a decrease in our operating expense margin, as well as our higher gross margin.  The increased operating margin reflected improved results from all of our product categories with the exception of hair care.  While certain operating expenses have increased as a percentage of net sales during the current period, we have been able to implement certain cost containment measures to mitigate the impact.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin care operating income increased 21%, or $36.7 million, to $215.7 million, primarily reflecting a decrease in advertising, merchandising and sampling spending due to a favorable comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, partially offset by lower sales from certain of our heritage brands.  Makeup operating income increased 6%, or $9.4 million, to $159.3 million, primarily reflecting improved results from our makeup artist brands, partially offset by lower results from certain of our heritage brands.  Fragrance operating income increased over 100%, or $19.4 million, to $17.5 million, reflecting a decrease in advertising, merchandising and sampling spending from certain designer fragrances due to a favorable comparison with the prior-year period, which featured significant launch activity.  Also contributing to these higher results were increased net sales from our luxury fragrance brands as a result of new product launches and expanded distribution.  Hair care operating results decreased 46%, or $6.1 million, to $7.1 million, primarily reflecting a higher level of investment spending to support the Smooth Infusion line of products from Aveda, as well as increased store operation costs driven by freestanding store expansion.

Geographic Regions

Operating income in the Americas decreased 2%, or $1.9 million, to $109.6 million, primarily reflecting higher general and administrative costs, which includes acquisition-related fees, as well as the impact of the decrease in net sales from our heritage brands.  This decrease was partially offset by higher results from our makeup artist brands and certain of our hair care and luxury brands, lower charges related to the remeasurement of net monetary assets in Venezuela, as well as lower advertising, merchandising and sampling spending by certain of our heritage brands.

In Europe, the Middle East & Africa, operating income increased 28%, or $44.1 million, to $204.3 million.  Higher results in our travel retail business, the Middle East, France and Iberia totaled approximately $34 million, combined, partially offset by lower operating results in Nordic and South Africa of approximately $4 million, combined.  Higher results in our travel retail business primarily reflected increased sales from certain of our luxury and makeup artist brands, as well as a reduction in selling expenses. The improved operating results in France reflected higher sales from certain of our makeup artist brands.  Higher results in Iberia were primarily due to improved results from certain of our makeup artist and heritage brands.

In Asia/Pacific, operating income increased 19%, or $13.2 million, to $83.3 million.  Higher results in China, Taiwan, and Korea totaled approximately $15 million, combined.  The higher results in Korea were primarily due to decreased spending on advertising, merchandising and sampling.  These higher results were partially offset by lower operating results in Singapore and Japan of approximately $5 million, combined.

INTEREST EXPENSE

Interest expense increased to $15.2 million as compared with $15.0 million in the prior-year period, primarily due to interest expense on commercial paper.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest and investment income, net increased to $3.1 million as compared with $2.7 million in the prior-year period, primarily due to higher investment income as a result of an increase in short-term and long-term investment balances and higher interest rates.

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

The effective rate for income taxes was 29.2% and 35.1% for the three months ended March 31, 2015 and 2014, respectively.  The decrease in the effective income tax rate was primarily attributable to a reduction in the effective tax rate on the Company’s foreign operations, partially offset by an increase in income tax reserve adjustments.  Contributing to a higher effective tax rate in the prior-year period was the impact of the Venezuelan remeasurement charge for which no tax benefit was provided.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 28%, or $58.9 million, to $272.1 million and diluted net earnings per common share increased 30% from $.54 to $.71.

Nine Months Fiscal 2015 as Compared with Nine Months Fiscal 2014

NET SALES

Net sales increased less than 1%, or $12.5 million, to $8,256.0 million.  This includes the negative impact of foreign currency translation of approximately $326 million.  Higher net sales in our makeup and hair care product categories were partially offset by declines in our skin care and fragrance product categories.  Geographically, higher net sales in Europe, the Middle East & Africa were partially offset by lower net sales in the Americas and Asia/Pacific.  Our makeup artist and luxury brands continued to benefit from expanded distribution and new product launches.  In addition, we are experiencing solid growth in certain channels such as specialty-multi, online and freestanding stores, as well as expansion in emerging markets.  However, net sales from certain of our heritage brands have been challenged in all of our product categories and reflect a difficult comparison to the prior-year period, which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches. Excluding the impact of foreign currency translation, net sales increased 4%, with growth in each of our product categories and geographic regions.

In advance of our July 2014 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2014 fourth quarter.  Those additional orders, which totaled approximately $178 million, would have occurred in our fiscal 2015 first quarter and created a difficult comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, reported net sales would have increased 2%, with growth in our makeup and hair care product categories, and in each of our geographic regions.

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

Skin Care

Net sales of skin care products decreased 3%, or $97.6 million, to $3,466.8 million. This decrease was entirely driven by the negative impact of foreign currency translation of approximately $136 million.  Skin care net sales from certain of our heritage brands reflected a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, and were also particularly impacted by the accelerated orders.  The decrease reflects lower sales of certain existing Advanced Night Repair products from Estée Lauder, and Dramatically Different Moisturizing Lotion+ and Even Better Clinical Dark Spot Corrector from Clinique of approximately $316 million, combined.  These decreases were partially offset by the recent launches of Advanced Night Repair Eye Synchronized Complex II and Re-Nutriv Ultimate Diamond products from Estée Lauder, and Clinique Smart custom-repair serum, resulting in approximately $248 million of incremental sales, combined. Excluding the impact of foreign currency translation, skin care net sales increased 1%.  Adjusting for the impact of the accelerated orders, reported net sales in skin care would have decreased less than 1%.

Makeup

Makeup net sales increased 4%, or $134.2 million, to $3,280.0 million, primarily reflecting higher net sales from our makeup artist brands and the recent launch of Perfectionist Youth Infusing Makeup from Estée Lauder of approximately $232 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores.  Partially offsetting these increases were lower sales of All About Shadow from Clinique, which was a new launch in the prior-year period, and certain other existing Clinique products, as well as certain Pure Color products from Estée Lauder of approximately $126 million, combined.  Excluding the impact of foreign currency translation, makeup net sales increased 8%.  Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 6%.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

Net sales of fragrance products decreased 3%, or $35.4 million, to $1,080.3 million.  This decrease was entirely driven by the negative impact of foreign currency translation of approximately $46 million.  The decrease, inclusive of foreign currency translation, primarily reflected lower sales of certain Estée Lauder fragrances, including Estée Lauder Modern Muse, which was a new launch in the prior-year period, as well as certain Coach and Tommy Hilfiger fragrances and DKNY Be Delicious for Women of approximately $102 million, combined.  Partially offsetting these lower net sales were the recent launches of DKNY MYNY, Estée Lauder Modern Muse Chic, Jo Malone London Wood, Sage & Sea Salt and Tom Ford Velvet Orchid which contributed approximately $73 million of incremental sales to the category, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 1%.  Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have decreased 1%.

Hair Care

Hair care net sales increased 3%, or $10.1 million, to $390.8 million, reflecting expanded global distribution of Aveda products in department stores, freestanding retail stores and in the travel retail channel, and Bumble and bumble products in specialty multi-brand retailers.  The category also benefited from the recent launch of Smooth Infusion Naturally Straight from Aveda, as well as the expansion of the Hairdresser’s Invisible Oil line of products from Bumble and bumble which contributed approximately $10 million to the increase, combined.  Partially offsetting these increases were lower sales of the Invati line of products and Dry Remedy shampoo from Aveda of approximately $4 million, combined.  Excluding the impact of foreign currency translation, hair care net sales increased 6%.  The impact of the accelerated orders on reported net sales was de minimis.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $84 million; Europe, the Middle East & Africa, approximately $68 million; and Asia/Pacific, approximately $26 million.

Net sales in the Americas decreased 1%, or $42.9 million, to $3,426.1 million.  Net sales in the United States and Canada decreased approximately $34 million, combined, primarily due to lower net sales from our heritage brands, driven by the impact of the accelerated orders and a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products.  These decreases were partially offset by higher net sales from our makeup artist, luxury and hair care brands.  Net sales in Latin America decreased approximately $9 million, primarily reflecting lower net sales in Venezuela, partially offset by higher net sales in Brazil.  Excluding the impact of foreign currency translation, net sales in the Americas increased 2%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have increased 1%.

In Europe, the Middle East & Africa, net sales increased 2%, or $72.4 million, to $3,104.0 million, reflecting higher sales in most countries in the region, led by the United Kingdom and the Middle East of approximately $118 million, combined.  The higher sales in the United Kingdom were primarily driven by our makeup artist and luxury brands.  Higher sales in the Middle East were primarily driven by certain of our heritage and makeup artist brands as a result of new product introductions and expanded distribution.  These increases were partially offset by lower net sales in our travel retail business and Germany of approximately $51 million, combined.  The lower sales in our travel retail business were primarily due to the impact of the accelerated orders.  The decrease in sales in Germany was primarily driven by the weakening of the Euro against the U.S. dollar.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 8%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 5%.

Net sales in Asia/Pacific decreased 1%, or $16.9 million, to $1,725.9 million, primarily reflecting lower sales in Japan, due to the accelerated orders, and Singapore of approximately $56 million, combined.  The lower net sales in Singapore were primarily due to certain of our heritage brands.  These decreases were partially offset by higher net sales in China, Australia and Korea of approximately $38 million, combined.  The higher net sales in China were primarily due to increased sales from certain of our heritage and makeup artist brands as a result of expanded distribution, new product introductions and Chinese New Year promotions.  The increased sales in Australia and Korea reflected higher net sales from certain of our makeup artist and luxury brands.  In Hong Kong, we are cautious of slower retail growth in the near term and our business is being negatively impacted by the ongoing political protests. Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 2%.  Adjusting for the impact of the accelerated orders, reported net sales in Asia/Pacific would have increased 1%.

THE ESTÉE LAUDER COMPANIES INC.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.5% as compared with 19.7% in the prior-year period.  This improvement reflected favorable changes in foreign exchange transactions of approximately 20 basis points and the favorable impact of manufacturing variances of approximately 10 basis points, partially offset by an increase in obsolescence charges of approximately 10 basis points.

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

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 63.8% as compared with 62.7% in the prior-year period.  As a percentage of net sales, this increase primarily reflected an increase in general and administrative expenses of approximately 100 basis points as a result of higher support spending behind capability-building initiatives, such as information technology, as well as for acquisition-related fees.  This increase also reflected higher store operation costs driven by freestanding retail store expansion of approximately 50 basis points, and higher selling and shipping costs of approximately 20 basis points.  Also contributing to this increase were higher costs associated with stock-based compensation of approximately 10 basis points. Partially offsetting these increases were lower charges related to the remeasurement of net monetary assets in Venezuela of approximately 40 basis points, a decrease in spending on advertising, merchandising and sampling of approximately 30 basis points and favorable changes in foreign exchange transactions of approximately 10 basis points.  Adjusting for the impact of the accelerated orders into the fiscal 2014 fourth quarter, operating expenses as a percentage of net sales would have decreased approximately 10 basis points, primarily reflecting lower spending on advertising, merchandising and sampling and lower charges related to the remeasurement of net monetary assets in Venezuela, offset by an increase in general and administrative expenses, and higher store operation costs.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income decreased 5%, or $69.4 million, to $1,378.0 million, driven by the negative impact of foreign currency translation of approximately $93 million.  Operating margin decreased to16.7% of net sales as compared with 17.6% in the prior-year period, reflecting an increase in our operating expense margin, partially offset by our higher gross margin.  Our skin care and makeup results declined, primarily reflecting the accelerated orders, as well as certain challenges and difficult comparisons affecting our net sales growth in certain markets and channels by our heritage brands as previously discussed.  These decreases were partially offset by improved results from our makeup artist, luxury and hair care brands.  While certain operating expenses have increased as a percentage of net sales during the current period, we have been able to implement cost containment measures to mitigate the impact.  The overall operating results were impacted by approximately $127 million related to the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers, which created a difficult comparison to the prior-year period.  Adjusting for the impact of the accelerated orders, operating income would have increased 4% and operating margin would have increased 30 basis points.

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

THE ESTÉE LAUDER COMPANIES INC.

Skin care operating income decreased 7%, or $49.4 million, to $709.2 million, primarily reflecting the impact of the accelerated orders, partially offset by a decrease in advertising, merchandising and sampling spending from certain of our heritage brands due to a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products.  Makeup operating income decreased 5%, or $25.9 million, to $538.6 million, primarily reflecting lower results from our heritage brands due to lower net sales that were impacted by the accelerated orders, as well as increased advertising, merchandising and sampling spending behind recent product launches, partially offset by improved results from our makeup artist brands.  Fragrance operating income increased 9%, or $8.5 million, to $104.0 million, reflecting increased net sales from our luxury fragrance brands as a result of new product launches and expanded distribution.  This operating income improvement also reflected a decrease in advertising, merchandising and sampling spending from certain designer fragrances due to a favorable comparison with the prior-year period, which featured significant launch activity.  Hair care operating results increased 10%, or $2.8 million, to $32.1 million, primarily reflecting higher net sales driven by expanded global distribution and new product launches, as well as lower investment spending as compared with the higher level of spending in the prior-year period to support the Invati line of products.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased 3%, 3%, 23% and 10%, respectively.

Geographic Regions

The overall change in operating results in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $53 million; Europe, the Middle East & Africa, approximately $53 million; and Asia/Pacific, approximately $21 million.

Operating income in the Americas decreased 31%, or $131.9 million, to $287.8 million, primarily reflecting the decrease in net sales from our heritage brands in the United States and Canada driven by the impact of the accelerated orders and a difficult comparison with the prior-year period, which featured significant launch activity related to the reformulation of certain iconic products, as well as higher general and administrative expenses, which include acquisition-related fees.  This decrease was partially offset by lower advertising, merchandising and sampling spending by our heritage brands due to a favorable comparison with the prior-year period, which featured significant launch activity, and higher results in Latin America primarily driven by lower charges related to the remeasurement of net monetary assets in Venezuela. Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 19%.

In Europe, the Middle East & Africa, operating income increased 8%, or $56.0 million, to $729.4 million.  Higher operating results in the United Kingdom, the Middle East, France, Iberia and Russia of approximately $81 million, combined, were partially offset by lower results in our travel retail business, primarily due to the accelerated orders, and, to a lesser extent, the Balkans of approximately $40 million, combined.  The higher results in France and Russia were primarily due to an increase in net sales.  Improved results in Iberia were primarily driven by a decrease in advertising, merchandising and sampling spending. Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 16%.

In Asia/Pacific, operating income increased 2%, or $8.6 million, to $360.8 million.  Higher results in China, Korea, Australia, Taiwan and Thailand totaled approximately $24 million, combined.  The higher results in Taiwan and Thailand were primarily due to an increase in net sales.  These higher results were partially offset by lower results in Japan, due to the accelerated orders, and Hong Kong of approximately $17 million, combined.  The lower results in Hong Kong were primarily due to lower net sales.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have increased 8%.

INTEREST EXPENSE

Interest expense increased to $45.0 million as compared with $44.2 million in the prior-year period, primarily due to interest expense on commercial paper.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest and investment income, net increased to $8.5 million as compared with $6.0 million in the prior-year period, primarily due to higher investment income as a result of an increase in short-term and long-term investment balances and higher interest rates.

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

The effective rate for income taxes was 30.0% and 32.5% for the nine months ended March 31, 2015 and 2014, respectively.  The decrease in the effective income tax rate was primarily attributable to a reduction in the effective tax rate on the Company’s foreign operations, partially offset by an increase in income tax reserve adjustments.  Contributing to a higher effective tax rate in the prior-year period was the impact of the Venezuelan remeasurement charge for which no tax benefit was provided.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period decreased 1%, or $10.5 million, to $935.9 million and diluted net earnings per common share increased 1% from $2.40 to $2.42.

THE ESTÉE LAUDER COMPANIES INC.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding these items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout and the Venezuela remeasurement charges.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Nine Months Ended March 31			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Net Sales, as reported	$8,256.0	$8,243.5	$12.5	0%	4%
Accelerated orders associated with SMI rollout	178.3	—	178.3
Net Sales, as adjusted	$8,434.3	$8,243.5	$190.8	2%	6%

	Nine Months Ended March 31			%
($ in millions)	2015	2014	Variance	Change

Operating Income, as reported	$1,378.0	$1,447.4	$(69.4)	(5)%
Accelerated orders associated with SMI rollout	127.2	—	127.2
Venezuela remeasurement charge	5.3	38.3	(33.0)
Operating Income, as adjusted	$1,510.5	$1,485.7	$24.8	2%

	Nine Months Ended March 31			%
	2015	2014	Variance	Change

Diluted net earnings per common share, as reported	$2.42	$2.40	$0.02	1%
Accelerated orders associated with SMI rollout	0.21	—	0.21
Venezuela remeasurement charge	0.01	0.10	(0.08)
Diluted net earnings per common share, as adjusted(1)	$2.65	$2.50	$0.15	6%

(1) Not adjusted for differences caused by rounding

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2015, we had cash and cash equivalents of $1,288.3 million compared with $1,629.1 million at June 30, 2014.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

The decline in cash balances reflects the change in our cash investment strategy, that we implemented in the fiscal 2015 second quarter, to invest a portion of our cash and cash equivalents in short- and long-term investments.  Our investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in our investment policy.  These investments are classified as available-for-sale and totaled $524.4 million at March 31, 2015.

During fiscal 2015, we acquired Le Labo, a fragrance brand, RODIN olio lusso, a skin care brand, Editions de Parfums Frédéric Malle, a fragrance brand, and GLAMGLOW, a skin care brand.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, a portion of which is contingent on the achievement of certain future operating results. The amounts paid at closing, amounting to $237.2 million, were funded by cash on hand and through the issuance of commercial paper.  We expect to pay the additional amounts during fiscal 2018 through fiscal 2020, except for working capital adjustments that we expect to settle during fiscal 2015.  The aggregate acquisition-date fair value of these transactions was approximately $445 million.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents balance at March 31, 2015 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 28, 2015, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At March 31, 2015, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (1), (6)	$249.0	$—	$249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (2), (6)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (3)	197.9	—	197.9
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (4), (6)	249.8	—	249.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (5), (6)	315.7	—	315.7
Commercial paper that matured through April 2015 (0.15% average interest rate)	—	115.0	115.0
Other borrowings	8.5	20.3	28.8
	$1,317.5	$135.3	$1,452.8

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

(5)             Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $15.8 million adjustment to reflect the termination value of interest rate swaps.

(6)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of March 31, 2015, we had $115.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.  At April 28, 2015, we had $200.0 million of commercial paper outstanding.

We have a $1.0 billion senior unsecured revolving credit facility that expires on July 15, 2019, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “Facility”).  At March 31, 2015, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which costs are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 27% at March 31, 2015 and 26% at June 30, 2014.

Cash Flows

Net cash provided by operating activities was $1,385.0 million during the nine months ended March 31, 2015 as compared with $1,169.4 million in the prior-year period.  The improvement in cash flows provided by operating activities primarily reflected a favorable change in inventory, reflecting our initiative to better align supply levels with forecasted demand, and other supply chain improvements, as well as a favorable change in accounts receivable reflecting the timing of shipments and improved collections, as well as the accelerated orders in fiscal 2014 in connection with our July 2014 SMI implementation.  The improvement was partially offset by an unfavorable change in other liabilities due to higher payments related to employee compensation, and a change in accrued income taxes due to the timing and level of payments.

THE ESTÉE LAUDER COMPANIES INC.

Net cash used for investing activities was $1,032.2 million during the nine months ended March 31, 2015 as compared with $344.2 million in the prior-year period.  The increase primarily reflected purchases of investments in connection with the implementation of our cash investment strategy, as previously discussed.  Also contributing to the increase was cash paid in connection with the acquisitions of Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle and GLAMGLOW.  Partially offsetting cash used for investing activities were proceeds from the disposition of investments and lower capital expenditure activity, primarily related to counters.

Net cash used for financing activities was $654.4 million during the nine months ended March 31, 2015 as compared with $744.7 million in the prior-year period.  The change primarily reflected the issuance of commercial paper in connection with the recent acquisitions, partially offset by higher dividend payments and an increase in treasury stock purchases.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2015, see Notes to Consolidated Financial Statements, Note 11 — Equity.

Pension and Post-retirement Plan Funding

We disclosed in our consolidated financial statements for the fiscal year ended June 30, 2014 that we did not expect to make cash contributions to our domestic trust based, noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”) during the fiscal year ending June 30, 2015.  As part of our ongoing review of funded levels, we made a discretionary contribution of $25.0 million to the U.S. Qualified Plan in April 2015.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, the high, low and average measured value-at-risk for the twelve months ended March 31, 2015 related to our foreign exchange contracts are as follows:

(In millions)	High	Low	Average

Foreign exchange contracts	$28.6	$7.4	$17.4

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine months ended March 31, 2015, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	September 3, 2014	31,945
The 4202 Corporation	September 3, 2014	260,000
The 4202 Corporation	September 5, 2014	240,000
Ronald S. Lauder	December 2, 2014	250,000
Ronald S. Lauder	February 26, 2015	200,000
The 4202 Corporation	February 27, 2015	200,000

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2015, the cumulative total of acquired shares pursuant to the authorization was 183.6 million, reducing the remaining authorized share repurchase balance to 32.4 million.  During the nine months ended March 31, 2015, we purchased approximately 7.7 million shares pursuant to the authorization for $572.7 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2014	984,800		$75.07	984,800	39,066,359
August 2014	1,339,650	(2)	75.33	1,162,900	37,903,459
September 2014	419,415	(2)	76.76	240,210	37,663,249
October 2014	1,982,094	(2)	73.58	1,638,741	36,024,508
November 2014	728,243		72.38	728,243	35,296,265
December 2014	983,026		74.26	983,026	34,313,239
January 2015	872,281	(2)	74.26	870,000	33,443,239
February 2015	454,599		71.93	454,599	32,988,640
March 2015	610,616	(2)	81.87	609,644	32,378,996
	8,374,724		74.76	7,672,163

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 5, 2015	By:	/s/TRACEY T. TRAVIS
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