Form 10-K
period 2015-06-30
ESTEE LAUDER COMPANIES INC
filed 2015-08-20
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $17.6 billion at December 31, 2014 (the last business day of the registrant’s most recently completed second quarter).*

At August 14, 2015, 225,860,753 shares of the registrant’s Class A Common Stock, $.01 par value, and 147,046,137 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 12, 2015	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, our expectations regarding sales, earnings or other future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale, and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Aramis, Clinique, Origins, M•A•C, Bobbi Brown, La Mer and Aveda.  We are also the global licensee for fragrances and/or cosmetics sold under various designer brand names, including Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Tom Ford.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We are a pioneer in the cosmetics industry and believe we are a leader in the industry due to the global recognition of our brand names, our leadership in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels consist primarily of upscale department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores, our own and authorized retailer websites, stores in airports and on cruise ships, in-flight, and duty-free shops.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers, enables our brands to be among the best selling product lines at the stores, and heightens the aspirational quality of our brands.

For a discussion of recent developments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Overview.”

For segment and geographical area financial information, see “Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Data and Related Information.”

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 14, 2015, shares of Class A Common Stock and Class B Common Stock having approximately 87% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs.  These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products.  A number of our products are developed for use on particular areas of the body, such as the face or the hands or around the eyes.  Skin care products accounted for approximately 42% of our net sales in fiscal 2015.

Makeup - We manufacture, market and sell a full array of makeup products, including those for the face, eyes, lips and nails.  Many of the products are offered in an extensive array of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.  Makeup products accounted for approximately 40% of our net sales in fiscal 2015.

Fragrance - We offer a variety of fragrance products.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams, candles and soaps that are based on a particular fragrance.  Fragrance products accounted for approximately 13% of our net sales in fiscal 2015.

Hair Care - Hair care products are offered mainly in prestige salons and in freestanding stores as well as some department stores and specialty multi-brand retailers, and include shampoos, conditioners, styling products, treatment, finishing sprays and hair color products.  Hair care products accounted for approximately 5% of our net sales in fiscal 2015.

Other - We also sell ancillary products and services that accounted for less than 1% of our net sales in fiscal 2015.

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

Aramis and Designer Fragrances - Our Aramis and Designer Fragrances division creates, markets and distributes fragrance and other beauty products, including those sold under the following brand names:

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

•                  Donna Karan New York and DKNY - In 1997, we obtained the exclusive global license for a line of fragrances and other cosmetics under the Donna Karan New York and DKNY brand names.  Under this license, fragrances have been expanded to include extensive lines of companion bath and body products.

•                  Michael Kors - In 2003, we entered into an exclusive global license agreement for fragrances and beauty products under the Michael Kors brand name.  The fragrances, as well as ancillary beauty products, are sold primarily in department stores, specialty multi-brand retailers and freestanding Michael Kors boutiques.

•                  Ermenegildo Zegna - In 2011, we entered into an exclusive global license arrangement for fragrance and beauty products under the Ermenegildo Zegna brand name and have since created a collection of high-end fragrances.  These products are sold in markets across Asia/Pacific, Europe and North America, as well as Ermenegildo Zegna boutiques worldwide.

•                  Tory Burch - In 2011, we entered into an exclusive license to market, develop and sell beauty products under the Tory Burch brand name.  These products are sold in North America, the United Kingdom, certain countries in Asia/Pacific and through our travel retail business.

Clinique - Introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs.  Clinique also offers select fragrances.  The skin care and makeup products are based on the research and related expertise of leading dermatologists.  Clinique skin care products are generally marketed as part of the 3-Step System: Cleanse, Exfoliate, Moisturize.  Other Clinique skin care products include de-aging solutions to help prevent, halt and diminish the visible effects of sun, wind, stress and pollution and assist in repair to help visibly restore, contour and minimize the look of lines and wrinkles, with products for women and men.  Clinique works to develop products and regimens to create great skin at any age.

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

Aveda - We acquired the Aveda business in 1997 and since then have acquired select Aveda distributors.  Aveda creates high performance, botanically-based products for beauty professionals and consumers while continuously striving to conduct business in an environmentally sustainable manner.  Aveda manufactures innovative plant-based hair care, skin care, makeup and lifestyle products.

Jo Malone London - We acquired London-based Jo Malone Limited in 1999.  Jo Malone London is known for its unique fragrance portfolio and luxury products for the bath, body and home.

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

Tom Ford - In 2005, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name.  In 2006, we introduced Tom Ford Black Orchid, the brand’s first signature fragrance.  We also introduced a full-range luxury cosmetics line in 2011 and a men’s grooming line in 2013.

Smashbox - Acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with products intended to help consumers create gorgeous looks, whether at a photo shoot or in everyday life.

RODIN olio lusso - Acquired in October 2014, RODIN olio lusso provides a highly selective line of premium, sensorial skin care products that appeal to discriminating consumers of all ages and skin types.

Le Labo - Acquired in November 2014, Le Labo is a fragrance and sensory lifestyle brand with a distinct French heritage and an emphasis on fine craftsmanship and personalization in its products and services.

Editions de Parfums Frédéric Malle - Acquired in January 2015, Editions de Parfums Frédéric Malle is the storied fragrance brand established by the iconic perfumer Frédéric Malle.

GLAMGLOW - Acquired in January 2015, GLAMGLOW is a Hollywood skin care brand focused on fast-acting treatment masks designed to deliver camera-ready results.

In addition, we manufacture and sell products under the Prescriptives, GoodSkin Labs, Ojon and Osiao brands.  We also develop and sell products under a license from Kiton and hold licenses to develop and sell fragrances and other beauty products for the Marni and AERIN brands.  Our license agreement with Coach, under which our Aramis and Designer Fragrances division created fragrances and related bath and body products, expired in June 2015, and we have certain rights after such expiration to continue selling Coach products for a limited time.

Our heritage brands are Estée Lauder, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands, and our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo and Editions de Parfums Frédéric Malle.

Distribution

We sell our products primarily through limited distribution channels that complement the luxury image and prestige status of our brands.  These channels consist primarily of upscale department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores that are operated either by the Company or by authorized third parties, through our own e-commerce websites and websites of our authorized retailers, in various travel retail locations such as stores in airports and on cruise ships, in-flight and duty-free shops, and certain fragrances are sold in self-select outlets.  As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested and approved.

As part of our strategy, we have been selectively opening new freestanding stores that we or authorized third parties operate, with M•A•C, Jo Malone London and Bobbi Brown as the brands leading this expansion, and we are also evaluating opportunities to open freestanding stores for certain of our other brands. As of June 30, 2015, we operated approximately 1,060 freestanding stores, and approximately 360 freestanding stores are operated around the world by authorized third parties. We expect the number of freestanding stores to increase over the next several years.

We currently sell products from most of our brands directly to consumers online through Company-owned and operated e-commerce and m-commerce sites in approximately 30 countries.  While today a majority of our online sales are generated in the United States and the United Kingdom, we have ample opportunity for expansion of online sales growth globally.  Additionally, our products are sold through various websites operated by authorized retailers.

We maintain dedicated sales teams that manage our retail accounts.  We have wholly-owned operations in over 50 countries, and a controlling interest in a joint venture that operates in three countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through carefully selected distributors that share our commitment to protecting the image and position of our brands.  In addition, we sell certain products in select domestic and international U.S. military exchanges.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Data and Related Information.”

Customers

Our strategy is to build strong relationships with selected retailers globally.  Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 10% of our consolidated net sales for fiscal 2015 and fiscal 2014 and 11% for fiscal 2013, and 12% and 11% of our accounts receivable as of June 30, 2015 and 2014, respectively.

Marketing

Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories.  We strive to be locally relevant with the marketing and visual merchandising of our products and services across an array of developed and emerging markets within the channels of distribution in which we operate.  This strategy is built around “Bringing the Best to Everyone We Touch.” Mrs. Estée Lauder formulated this unique marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application.

Our marketing strategies vary by brand and local market.  Our diverse portfolio of brands employ different engagement models suited to each brand’s equity, distribution, product focus and understanding of the core consumer.  This enables us to elevate the consumer experience as we attract new customers, build loyalty and drive advocacy.  Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively.  Most of our creative marketing work is done by in-house creative teams that design and produce the sales materials, advertisements and packaging for products in each brand.  We build brand equity and drive traffic to retail locations and to our websites through magazines and newspapers, digital and social media, television, billboards in cities and airports, and direct mail and email.  In addition, we seek editorial coverage for our brands and products not only in publications and other traditional media, but increasingly in digital and social media, leveraging significant opportunities for amplification.

We are increasing our brand awareness and sales by expanding our digital presence encompassing e-commerce and m-commerce, as well as digital and social media. In order to continue to offer unparalleled service and set the standard for prestige beauty shopping online, we continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and consumer engagement, and support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites.  We have opportunities to expand our balanced brand portfolio online around the world, and we are in the early stages of developing and testing omnichannel concepts to better serve consumers as they shop across channels.  We have dedicated resources to implement coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to other product offerings from the respective brands.  Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as purchase with purchase and gift with purchase.  Such activities attract consumers to our counters and keep existing consumers engaged.  Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty consultants and makeup artists at the points of sale.  We pioneered gift with purchase as a sampling program.  We conduct extensive sampling programs, and continue to believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We continue to maintain and enhance these systems in alignment with our long-term strategy. Certain elements of our information technology infrastructure are managed by third-party providers.  In fiscal 2015, we completed the last major wave of our multi-year Strategic Modernization Initiative (“SMI”), and most of our locations are currently enabled with SAP-based technologies (“SAP”).  The SMI program is delivering benefits and efficiencies in process standardization and has positioned us to achieve additional capabilities to drive value in the future.

We are leveraging our SMI foundation by implementing initiatives that are focused on global efficiencies. We continue to explore additional opportunities that we expect will bring incremental savings, innovation and value creation to the business through new capabilities.  In addition, we continue to develop and invest in new data insight and analytic capabilities to allow us to more effectively utilize the information provided by SAP and strategic sources of both internal and external data.

As we continue to modernize our key processes, related systems and infrastructure, we are also developing upgraded capabilities to support our human resource (“HR”) operations, and we plan to progressively and strategically develop and deploy key systems globally over the next few years that will provide managers and employees with self-service HR capabilities.  During fiscal 2015, we completed the deployment of our core HR transformation program in North America, and in fiscal 2016 we will focus on other geographical regions.  In addition, we are making investments to upgrade our retail systems and retail capabilities globally.  The retail system upgrades are expected to enhance the effectiveness of store operations, and support our omnichannel objectives.  Over the next few years, we will continue to implement upgraded point of sale, retail merchandising, and retail workforce management solutions in certain key markets globally.

Research and Development

We believe that we are an industry leader in the development of new products.  Our research and development group, which includes scientists and other employees involved in product innovation and packaging design and development, works closely with our marketing and product development teams to cultivate ideas, develop new products and product-line extensions, and create new packaging concepts, as well as to improve, redesign or reformulate existing products.  In addition, these research and development personnel provide ongoing technical assistance and know-how to quality and assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver products that meet or exceed consumer expectations.  The research and development group has long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  Members of the research and development group are also responsible for regulatory compliance matters.

Our research and development costs totaled $178.1 million, $157.9 million and $146.8 million in fiscal 2015, 2014 and 2013, respectively.  Research and development costs are expensed as incurred.  As of June 30, 2015, we had approximately 750 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see “Item 2. Properties.”

We do not conduct animal testing on our products or ingredients, nor ask others to test on our behalf, except when required by law.

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one category of product (e.g., makeup) for all of the principal brands.  Our plants are modern, and our manufacturing processes are substantially automated.  While we believe that our network of manufacturing facilities and third-party manufacturers is sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity, technology and productivity.  To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis.

We have established a global distribution network designed to meet the changing demands of our customers while maintaining service levels.  We are continuously evaluating and adjusting this physical distribution network.  We have established regional distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals.  We also purchase packaging components that are manufactured to our design specifications.  Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations department.  We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market and reducing costs.  In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies.  Some of our products rely on a single or limited number of suppliers; however, we believe that our portfolio of suppliers has adequate resources and facilities to overcome most unforeseen interruptions of supply.  In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

We are continually benchmarking the performance of our supply chain and will change suppliers and adjust our distribution networks and manufacturing footprint based upon the changing needs of the business.  As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

Competition

There is vigorous competition within each market where our skin care, makeup, fragrance and hair care products are sold.  Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products and brands.  Advertising, promotion, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.  With our numerous brands, sold in various channels, we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.  We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; Beiersdorf AG; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; Avon Products, Inc.; Chanel S.A.; Groupe Clarins; and Amorepacific. We also face competition from a number of independent brands, as well as some retailers that have developed their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, GoodSkin Labs, Ojon, Smashbox, Osiao, Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle and GLAMGLOW and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna, Marni, AERIN and Tory Burch.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies — License Arrangements.”  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2015, we had approximately 44,000 full-time employees worldwide (including demonstrators at points of sale who are employed by us).  We have no employees in the United States that are covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	59	Group President
Fabrizio Freda	57	President, Chief Executive Officer and a Director
Carl Haney	52	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Leonard A. Lauder	82	Chairman Emeritus and a Director
Ronald S. Lauder	71	Chairman of Clinique Laboratories, LLC
William P. Lauder	55	Executive Chairman and a Director
Sara E. Moss	68	Executive Vice President and General Counsel
Michael O’Hare	47	Executive Vice President — Global Human Resources
Gregory F. Polcer	60	Executive Vice President — Global Supply Chain
Cedric Prouvé	55	Group President — International
Tracey T. Travis	53	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	50	Executive Vice President — Global Communications

John Demsey was appointed Group President in July 2006.  In this role, he is responsible for the Estée Lauder, M·A·C, Prescriptives, Smashbox, Tom Ford Beauty, Bobbi Brown, Jo Malone London, La Mer, Aramis and Designer Fragrances and Bumble and bumble brands.  In January 2005, Mr. Demsey became Global Brand President of Estée Lauder after serving as President and Managing Director of M A C since 1998.  From 1991 to 1998, he held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, Mr. Demsey worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  He also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  Mr. Demsey serves as Chairman of the M A C AIDS Fund and is on the Board of Directors of Baccarat S.A.  He is also active in many cultural organizations.

Fabrizio Freda has been President and Chief Executive Officer of the Company since July 2009.  From March 2008 through June 2009, he was President and Chief Operating Officer of the Company where he oversaw the Clinique, Bobbi Brown, La Mer, Jo Malone London, Aveda and Bumble and bumble brands and the Aramis and Designer Fragrances division.  He also was responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  Prior to joining the Company, Mr. Freda served in a number of positions of increasing responsibility at The Procter & Gamble Company (“P&G”), where he was responsible for various operating, marketing and key strategic efforts for over 20 years.  From 2001 through 2007, Mr. Freda was President, Global Snacks, at P&G. Mr. Freda also spent more than a decade in the Health and Beauty Care division at P&G.  From 1986 to 1988 he directed marketing and strategic planning for Gucci SpA.  Mr. Freda is also a member of the Board of Directors of BlackRock, Inc., a global investment manager.

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

Gregory F. Polcer became Executive Vice President - Global Supply Chain in July 2008.  He is responsible for Global Direct and Indirect Procurement, Manufacturing, Logistics, Quality Assurance and Environmental Affairs and Safety and has shared leadership for Corporate Responsibility.  From 1988 to 2008, Mr. Polcer worked for Unilever where he designed and implemented global, regional and local initiatives.  From 2006 to 2008, he served as the Senior Vice President, Supply Chain for Unilever where he integrated the North and Latin American Supply Chains, provided senior leadership for all global supply management and established a global outsourcing plan.  Mr. Polcer served as Senior Vice President, Supply Chain - North America from 2005 to 2006 and Senior Vice President, Supply Chain, Home and Personal Care — North America from 2002 to 2004.

Cedric Prouvé became Group President - International in January 2003.  He is responsible for our International Division, which includes all markets outside of North America, our Travel Retail business worldwide and all of the activities of our sales affiliates and distributor relationships.  From August 2000 through December 2002, he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  Mr. Prouvé started with us in 1994 as General Manager, Travel Retailing - Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Prior to joining us he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Tracey T. Travis joined the Company in August 2012 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, she had been Senior Vice President and Chief Financial Officer of Ralph Lauren Corporation since 2005, responsible for Global Finance, Internal Audit, Treasury, Tax, Business Development, Investor Relations and Global Information Technology.  Previously, Ms. Travis was Senior Vice President, Finance of Intimate Brands for Limited Brands, Inc. from 2002 to 2004.  She also spent a decade at PepsiCo Inc. and the Pepsi Bottling Group, where she held operations management and finance roles.  She began her career as an engineer and financial analyst at General Motors Company.  Ms. Travis is a member of the Board of Directors of Campbell Soup Company.

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

Each executive officer serves for a one-year term ending at the next annual election of officers, subject to his or her applicable employment agreement and his or her earlier death, resignation or removal.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some of these competitors have greater resources than we do and may be able to respond to changing business and economic conditions more quickly than us. Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. A consolidation in the retail trade may result in us becoming increasingly dependent on key retailers. This could result in an increased risk related to the concentration of our customers. A severe adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities) or change or terminate their relationship with us, there could be a material adverse effect on our business. Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business. In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands. Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop for those products. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly. The issue is compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.

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

We continuously review acquisition and investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business.  If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts.

Acquisitions including strategic investments or alliances entail numerous risks, which may include:

•                  difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;

•                  diversion of management’s attention from our existing businesses;

•                  adverse effects on existing business relationships with suppliers and customers;

•                  adverse impacts of margin and product cost structures different from those of our current mix of business; and

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

A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability. We remain cautious of slower retail growth in Hong Kong and China, a decline in spending by Russian and Brazilian travelers, unfavorable foreign exchange due to the strength of the U.S. dollar in relation to most currencies, and lower net sales from our travel retail business in Korea, one of our largest markets for travel retail, due to a decrease in the number of travelers there as a result of the recent outbreak of the MERS virus.  Additionally we are monitoring the effects of economic instability in Russia, Greece and Brazil.

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

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could negatively impact us in a number of ways, including the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business and/or reputation.

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

We operate on a global basis, with a majority of our fiscal 2015 net sales and operating income generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. A majority of our cash and cash equivalents that result from these earnings remain outside the United States. If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

We maintain offices in over 50 countries and have key operational facilities located outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Foreign operations are subject to many risks and uncertainties, including:

•                  fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets;

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

We have information systems that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world. We have e-commerce, m-commerce and other Internet websites in the United States and many other countries. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and other events. Despite the implementation of network security measures, our systems may be vulnerable to cybersecurity breaches such as computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

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

We are subject to risks associated with our global information systems.

Our implementation of global information systems, including supply chain and finance systems, human resource management systems and retail operating systems, involves risks and uncertainties. Failure to implement and maintain these and other systems as planned, in terms of timing, specifications, costs, or otherwise, could have an adverse impact on our business and results of operations.

As we outsource functions, we become more dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information systems functions such as information technology operations, and certain human resource functions such as employee benefit plan administration. While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition.  In addition, if we transition systems to one or more new, or among existing, external service providers, we may experience challenges that could have a material adverse effect on our results of operations or financial condition.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. Accordingly, when we announced our year-end financial results for fiscal 2015, we provided guidance as to certain assumptions, including ranges for our expected net sales and earnings per share for the quarter ending September 30, 2015 and the fiscal year ending June 30, 2016. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. Such targets are more difficult to predict than our current quarter and fiscal year expectations.

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

As of August 14, 2015, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 87% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are employees, including three who are members of our Board of Directors. Another family member is on our board and is a party to a consulting agreement and a license agreement with us. As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, without limitation, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 14, 2015.  The leases expire at various times through 2029 subject to certain renewal options.

Location		Use	Approximate Square Footage

The Americas
Blaine, Minnesota	Owned	Manufacturing and R&D	275,000
Blaine, Minnesota	Leased	Distribution	187,000
Melville, New York	Owned	Manufacturing	353,000
Melville, New York	Owned	R&D	134,000
Bristol, Pennsylvania	Leased	Manufacturing	67,000
Bristol, Pennsylvania	Leased	Manufacturing and Assembly	100,000
Bristol, Pennsylvania	Leased	Distribution	782,000
Trevose, Pennsylvania	Leased	Manufacturing and Assembly	80,000
Agincourt, Ontario, Canada	Owned	Manufacturing	96,000
Markham, Ontario, Canada	Leased	Manufacturing	137,000
Markham, Ontario, Canada	Leased	R&D	42,000
Toronto, Ontario, Canada	Leased	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium	Owned	Manufacturing	113,000
Oevel, Belgium	Leased	Manufacturing and R&D	70,000
Oevel, Belgium	Leased	Distribution	100,000
Kerpen, Germany	Leased	Distribution	98,000
Sandton, South Africa	Leased	Distribution	63,750
Madrid, Spain	Leased	Distribution	90,000
Lachen, Switzerland	Owned	Manufacturing	53,000
Lachen, Switzerland	Owned	Distribution	125,000
Hampshire, United Kingdom	Leased	Distribution	203,000
Petersfield, United Kingdom	Owned	Manufacturing	225,000

Asia/Pacific
Alexandria, Australia	Leased	Distribution	87,150
Shanghai, China	Leased	R&D	20,925
Shanghai, China	Leased	Distribution	71,400
Hong Kong	Leased	Distribution	90,000
Tokyo, Japan	Leased	Distribution and R&D	187,000
Yongin, Korea	Leased	Distribution	160,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 739,000 square feet of rentable space for our principal offices in New York, New York.  We own a building of approximately 57,000 square feet of office space in Melville, New York.  As of June 30, 2015, we directly operated approximately 1,060 retail stores.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements, Note 14 — Commitments and Contingencies.”

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2015 and fiscal 2014:

	Fiscal 2015			Fiscal 2014
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$77.66	$72.83	$.20	$72.69	$64.43	$.18
Second Quarter	77.98	70.18	.24	75.77	68.25	.20
Third Quarter	85.28	70.38	.24	75.13	63.63	.20
Fourth Quarter	90.33	81.08	.24	77.34	66.82	.20

Fiscal Year	90.33	70.18	$.92	77.34	63.63	$.78

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  On August 14, 2015, a dividend was declared in the amount of $.24 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2015 to stockholders of record at the close of business on August 31, 2015.

As of August 14, 2015, there were 8,658 record holders of Class A Common Stock and 16 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2015, the cumulative total of acquired shares pursuant to the authorization was 187.6 million, reducing the remaining authorized share repurchase balance to 28.4 million.  During fiscal 2015, we purchased approximately 11.7 million shares pursuant to the authorization for $927.7 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2014	984,800		$75.07	984,800	39,066,359
August 2014	1,339,650	(2)	75.33	1,162,900	37,903,459
September 2014	419,415	(2)	76.76	240,210	37,663,249
October 2014	1,982,094	(2)	73.58	1,638,741	36,024,508
November 2014	728,243		72.38	728,243	35,296,265
December 2014	983,026		74.26	983,026	34,313,239
January 2015	872,281	(2)	74.26	870,000	33,443,239
February 2015	454,599		71.93	454,599	32,988,640
March 2015	610,616	(2)	81.87	609,644	32,378,996
April 2015	2,601	(2)	83.44	—	32,378,996
May 2015	3,575,000		88.82	3,575,000	28,803,996
June 2015	445,582	(2)	87.64	427,411	28,376,585
	12,397,907		79.28	11,674,574

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

Subsequent to June 30, 2015 and as of August 14, 2015, we purchased approximately 2.0 million additional shares of Class A Common Stock for $175.0 million pursuant to our share repurchase program.

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

During the year ended June 30, 2015, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
Ronald S. Lauder	September 3, 2014	31,945
The 4202 Corporation	September 3, 2014	260,000
The 4202 Corporation	September 5, 2014	240,000
Ronald S. Lauder	December 2, 2014	250,000
Ronald S. Lauder	February 26, 2015	200,000
The 4202 Corporation	February 27, 2015	200,000
The 4202 Corporation	May 19, 2015	500,000

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2015	2014 (a)	2013 (a)	2012 (a)	2011 (a)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales (b)	$10,780.4	$10,968.8	$10,181.7	$9,713.6	$8,810.0
Gross profit	8,679.8	8,810.6	8,155.8	7,717.8	6,873.1
Operating income (b) (c)	1,606.3	1,827.6	1,526.0	1,311.7	1,089.4
Interest expense	60.0	59.4	63.1	66.5	69.2
Interest and investment income, net	14.3	8.6	8.3	5.4	5.3
Interest expense on debt extinguishment (d)	—	—	19.1	—	—
Other income (e)	—	—	23.1	10.5	—
Earnings before income taxes	1,560.6	1,776.8	1,475.2	1,261.1	1,025.5
Provision for income taxes	467.2	567.7	451.4	400.6	321.7
Net earnings	1,093.4	1,209.1	1,023.8	860.5	703.8
Net earnings attributable to noncontrolling interests	(4.5)	(5.0)	(4.0)	(3.6)	(3.0)
Net earnings attributable to The Estée Lauder Companies Inc.	1,088.9	1,204.1	1,019.8	856.9	700.8
Cash Flow Data:
Net cash flows provided by operating activities	$1,943.3	$1,535.2	$1,226.3	$1,126.7	$1,027.0
Net cash flows used for investing activities	(1,616.2)	(511.6)	(465.5)	(428.3)	(606.9)
Net cash flows used for financing activities	(894.8)	(856.9)	(611.5)	(585.1)	(313.1)
Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.87	$3.12	$2.63	$2.20	$1.78
Diluted (a) – (d)	$2.82	$3.06	$2.58	$2.16	$1.74
Weighted-average common shares outstanding:
Basic	379.3	386.2	387.6	388.7	394.0
Diluted	385.7	393.1	394.9	397.0	402.4
Cash dividends declared per common share	$.92	$.78	$1.08	$.525	$.375
Balance Sheet Data:
Working capital	$2,332.9	$2,768.5	$2,362.6	$1,729.3	$1,743.2
Total assets	8,239.2	7,868.8	7,145.2	6,593.0	6,273.9
Total debt (d) (f) (g)	1,637.3	1,343.1	1,344.3	1,288.1	1,218.1
Stockholders’ equity - The Estée Lauder Companies Inc.	3,643.2	3,854.9	3,286.9	2,733.2	2,629.4

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

(b) As a result of our July 2014 SMI rollout, approximately $178 million of accelerated orders were recorded as net sales and $127 million as operating income in fiscal 2014 that would have occurred in the fiscal 2015 first quarter, equal to approximately $.21 per diluted common share.

(c) During the third quarter of fiscal 2015, we recorded a $5.3 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.01 per diluted common share.  During the third quarter of fiscal 2014, we recorded a $38.3 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.10 per diluted common share.

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

(e) In December 2012, we amended the agreement related to the August 2007 sale of Rodan + Fields (a brand then owned by us) to receive a fixed amount in lieu of future contingent consideration and other rights.  As a result of the original and amended terms of the agreement, we recognized $23.1 million as other income in our consolidated statement of earnings. In November 2011, we settled a commercial dispute with third parties that was outside our normal operations.  In connection therewith, we received a $10.5 million cash payment, which has been classified as other income in our consolidated statement of earnings.

(f) In August 2012, we issued $250.0 million of 2.35% Senior Notes due August 15, 2022 and $250.0 million of 3.70% Senior Notes due August 15, 2042 in a public offering.  We used the net proceeds of the offering to redeem the 2013 Senior Notes and for general corporate purposes.

(g) In June 2015, we issued $300.0 million of 4.375% Senior Notes due June 15, 2045 in a public offering.  We are using the net proceeds of the offering for general corporate purposes.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2015 and our results of operations for the three fiscal years ended June 30, 2015 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets and income taxes.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested and approved.  In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.4% in fiscal 2015 and 2014 and 3.3% in fiscal 2013.

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

Inventory

We state our inventory at the lower of cost or fair-market value, with cost being based on standard cost and production variances, which approximate actual cost on the first-in, first-out method.  We believe this method most closely matches the flow of our products from manufacture through sale.  The reported net value of our inventory includes saleable products, promotional products, raw materials and componentry and work in process that will be sold or used in future periods.  Inventory cost includes raw materials, direct labor and overhead, as well as inbound freight.  Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity.  Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred.

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

The amounts needed to fund future payouts under our defined benefit pension and post-retirement benefit plans are subject to numerous assumptions such as an anticipated discount rate, expected rate of return on plan assets, mortality rates and future compensation levels.  We evaluate these assumptions with our actuarial advisors and select assumptions that we believe reflect the economics underlying our pension and post-retirement obligations.  While we believe these assumptions are within accepted industry ranges, an increase or decrease in the assumptions or economic events outside our control could have a direct impact on reported net earnings.

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2015, net periodic benefit cost was determined using discount rates for our Domestic Plans of 3.60% and 4.30% and varying rates on our international plans between .50% and 6.75%.  The discount rates for our Domestic Plans were based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We used an above-mean yield curve which represents an estimate of the effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of our Domestic Plans.  For our international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.

For fiscal 2015, we used an expected return on plan assets of 7.50% for our U.S. Qualified Plan and varying rates of between 2.00% and 6.75% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  See “Item 8.  Financial Statements and Supplementary Data — Note 13 — Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2015, our pension plans had actual return on assets of approximately $61 million as compared with expected return on assets of approximately $72 million.  The resulting net deferred loss of approximately $11 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 7 to 18 years.  The actual return on plan assets from our global pension plans was lower than expected, primarily due to underperformance of U.S. plan assets partially offset by stronger than expected returns on international plan assets.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2015 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(3.9)	$3.9
Expected return on assets	$(2.8)	$2.8

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2015 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.3	$(1.0)
Effect on post-retirement benefit obligations	$15.1	$(10.1)

To determine the fiscal 2016 net periodic benefit cost, we are using discount rates of 4.40% and 3.70% for the U.S. Qualified Plan and the non-qualified domestic noncontributory pension plan, respectively, and varying rates for our international plans of between .75% and 7.00%.  We are using an expected return on plan assets of 7.00% for the U.S. Qualified Plan and varying rates for our international pension plans of between 2.00% and 7.00%.  The net change in these two key assumptions from those used in fiscal 2015 will result in an increase in pension expense of approximately $11 million in fiscal 2016.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

We assess goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  We test goodwill for impairment at the reporting unit level, which is one level below our operating segments.  We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components.  We make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting units.  When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  If necessary, the quantitative impairment test is performed in two steps: (i) we determine if an indication of impairment exists by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, we measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  When testing other indefinite-lived intangible assets for impairment, we also have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test.  The quantitative impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, an impairment charge is recorded.

For fiscal 2015, we elected to perform the qualitative assessment for all of our reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.  We considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry.  In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and our intention to sell or dispose of a reporting unit or cease the use of a trademark.  With regard to our fiscal 2015 acquisitions of RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and GLAMGLOW, the carrying values of the related goodwill and other indefinite-lived intangible assets as of the assessment date approximated their fair values. As a result of our qualitative assessment, we concluded that it was more-likely-than-not that our goodwill and other indefinite-lived intangible assets were not impaired and we did not need to perform a quantitative assessment.

For fiscal 2014, we tested our reporting units for impairment using the two-step approach and our other indefinite-lived intangible assets for impairment by comparing their fair values to their carrying values. As a result of these tests, we concluded the fair values of our reporting units and the fair values of our indefinite-lived intangible assets substantially exceeded their carrying values.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, an impairment would be recorded for the excess of the carrying value over the fair value, which is determined by discounting estimated future cash flows.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2015, we have current net deferred tax assets of $279.0 million and non-current net deferred tax assets of $72.1 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $120.9 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.  Based on our assessments, no additional valuation allowance is required.  If our assessment of realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time while the reduction of a valuation allowance will result in an increase of net earnings at that time.

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

Quantitative Analysis

During the three-year period ended June 30, 2015, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

While we believe that the estimates that we have made are proper and the related results of operations for the period are presented fairly in all material respects, other assumptions could reasonably be justified that would change the amount of reported net sales, cost of sales or our provision for income taxes as they relate to the provisions for anticipated sales returns, inventory obsolescence reserve and income taxes.  For fiscal 2015, had these estimates been changed simultaneously by 2.5% in either direction, our reported gross profit would have increased or decreased by approximately $5.9 million and the provision for income taxes would have increased or decreased by approximately $0.2 million.  The collective impact of these changes on operating income, net earnings attributable to The Estée Lauder Companies Inc., and net earnings attributable to The Estée Lauder Companies Inc. per diluted common share would be an increase or decrease of approximately $5.9 million, $5.7 million and $.01, respectively.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for fiscal 2015, 2014 and 2013 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies and Note 20 — Segment Data and Related Information” for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2015	2014	2013
	(In millions)
NET SALES
By Region:
The Americas	$4,513.8	$4,572.3	$4,302.9
Europe, the Middle East & Africa	4,086.4	4,163.7	3,758.7
Asia/Pacific	2,180.2	2,232.7	2,121.6
	10,780.4	10,968.7	10,183.2
(Returns) adjustments associated with restructuring activities	—	0.1	(1.5)
Net Sales	$10,780.4	$10,968.8	$10,181.7

By Product Category:
Skin Care	$4,478.7	$4,769.8	$4,465.3
Makeup	4,304.6	4,210.2	3,876.9
Fragrance	1,416.4	1,425.0	1,310.8
Hair Care	530.6	515.6	488.9
Other	50.1	48.1	41.3
	10,780.4	10,968.7	10,183.2
(Returns) adjustments associated with restructuring activities	—	0.1	(1.5)
Net Sales	$10,780.4	$10,968.8	$10,181.7

OPERATING INCOME (LOSS)
By Region:
The Americas	$302.3	$537.3	$423.2
Europe, the Middle East & Africa	943.3	938.3	813.4
Asia/Pacific	360.7	349.1	307.2
	1,606.3	1,824.7	1,543.8
Total (charges) adjustments associated with restructuring activities	—	2.9	(17.8)
Operating Income	$1,606.3	$1,827.6	$1,526.0

By Product Category:
Skin Care	$832.2	$975.8	$830.1
Makeup	659.3	715.9	580.4
Fragrance	82.8	104.1	120.3
Hair Care	37.9	33.7	26.7
Other	(5.9)	(4.8)	(13.7)
	1,606.3	1,824.7	1,543.8
Total (charges) adjustments associated with restructuring activities	—	2.9	(17.8)
Operating Income	$1,606.3	$1,827.6	$1,526.0

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2015	2014	2013

Net sales	100.0%	100.0%	100.0%
Cost of sales	19.5	19.7	19.9
Gross profit	80.5	80.3	80.1

Operating expenses:
Selling, general and administrative	65.6	63.6	64.8
Restructuring and other charges	—	—	0.1
Goodwill impairment	—	—	0.1
Impairment of other intangible assets	—	—	0.1
Total operating expenses	65.6	63.6	65.1

Operating income	14.9	16.7	15.0
Interest expense	0.6	0.5	0.6
Interest expense on debt extinguishment	—	—	0.2
Interest income and investment income, net	0.2	—	0.1
Other income	—	—	0.2

Earnings before income taxes	14.5	16.2	14.5
Provision for income taxes	4.4	5.2	4.5

Net earnings	10.1	11.0	10.0
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	10.1%	11.0%	10.0%

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

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current year results using prior year weighted-average foreign currency exchange rates.

Overview

We believe the best way to continue to increase stockholder value is to provide our customers and consumers with superior products and services that they have come to expect from us in the most efficient and profitable manner while recognizing consumers’ changing behaviors and shopping preferences.  To be the global leader in prestige beauty, we are guided by our long-term strategy through fiscal 2018, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, leverage our strengths and make us more productive and profitable.  We also plan to continue to build upon and leverage our history of outstanding creativity, innovation and entrepreneurship in high quality products and services and engaging communications.

We believe our diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas in prestige beauty. Skin care, our most profitable product category, remains a strategic priority for us and, as a result, we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de la Mer from La Mer.  We are also developing and introducing new products, such as New Dimension from Estée Lauder, the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum, as well as skin care masks from La Mer.  We also supplemented our skin care offerings in fiscal 2015 through the recent acquisitions of GLAMGLOW and RODIN olio lusso. While global prestige skin care growth was slower in fiscal 2015, global growth in prestige makeup accelerated, in part due to social media activities.  This benefited our makeup sales, and we continue to believe that the makeup category represents one of our most compelling growth opportunities.  During the year, we successfully launched a number of new products, including new collections from our makeup artist brands, Pure Color Envy sculpting lipstick and sculpting eye shadow palette from Estée Lauder, and Pop Lip Colour and Primer, Beyond Perfecting foundation and concealer and Chubby Stick sculpting products from Clinique.  Our fragrance category has benefited from new launches, expanded distribution from our luxury fragrance brands and our recent acquisitions of Le Labo and Editions de Parfums Frédéric Malle.  In addition, we are expanding our hair care brands in salons and other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and incubate smaller brands that we believe have growth potential and may provide unique opportunities for profitable growth in the future.

Our global footprint provides us many avenues of growth, enabling us to quickly utilize our strengths to capture opportunities around the world by leveraging our regional organization and to align the talents and expertise of our people in an effort to assure that we are locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan by strengthening our geographic presence there.  In addition, we continue to expand our presence and accelerate growth in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia and South Africa.  During fiscal 2015, we have seen a general slowdown in department store traffic in some markets, which has particularly affected Estée Lauder and Clinique, but we have been able to grow our business in other channels.  In North America, we continued to expand our presence in specialty multi-brand retailers and freestanding retail stores.  Internationally, we expanded our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  Travel retail remains an important source of sales growth, profitability and brand building, although it is susceptible to a number of external factors, including fluctuations in foreign currency exchange rates and consumers’ willingness and ability to travel.  We have strategies focused on consumers who purchase in this channel, in stores at their travel destinations or when they return to their home market.  In addition, we have identified opportunities to expand our online portfolio around the world, resulting in strong net sales growth in this channel, and we are in the early stages of developing and testing omnichannel concepts to better serve consumers as they shop across channels.  We are applying what we have learned from our digital strategy in the United States to other markets such as Brazil and Russia. To further drive our online sales, we are expanding our presence on key third-party platforms in China, where we are seeing promising results.

While our business is performing well overall, we continue to see competitive pressures and economic challenges in certain countries around the world.  We remain cautious of slower retail growth in Hong Kong and China, a decline in spending by Russian and Brazilian travelers, unfavorable foreign exchange due to the strength of the U.S. dollar in relation to most currencies, and lower net sales from our travel retail business in Korea, one of our largest markets for travel retail, due to a decrease in the number of travelers there as a result of the recent outbreak of the MERS virus.  Additionally, we are monitoring the effects of economic instability in Russia, Greece and Brazil.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas where we see more strength by utilizing the various growth drivers among our brands, channels and markets.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then we expect there could be a negative effect on ongoing consumer confidence, demand and spending and, as a result, our business.  We will continue to monitor these and other risks that may affect our business.

Looking ahead to fiscal 2016, we plan to execute our strategy by focusing on the multiple growth engines that we believe will promote long-term sustainable growth.  These include strengthening our presence in emerging markets, continuing to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We will continue to drive innovation and creativity that we believe will enable us to introduce products that resonate with consumers.  Some will involve new sub-categories and others may expand key franchises.  We expect to leverage our topline growth through greater productivity, due in part to cost savings and efficiencies from our Strategic Modernization Initiative (“SMI”).  We plan to continue allocating our resources to growth drivers such as digital capabilities, including the development of omnichannel concepts, retail store expansion and information technology enhancements.  We also plan to continue to succeed in high growth product categories, sub-categories and channels of distribution, benefit from regional opportunities, focus on emerging market and luxury consumers and enhance our local relevance.

Investment in our global information systems is ongoing.  We have implemented initiatives to leverage our SMI foundation that are focused on sustainment and global efficiencies.  As we continue to modernize our key processes, related systems and infrastructure, we are also developing upgraded capabilities to support our human resource operations and are making investments to upgrade our global technology infrastructure, as well as our retail systems and retail capabilities globally.  These initiatives are expected to improve profitability by enhancing gross margin and supporting efficiencies in select operating expenses and working capital, freeing resources to strategically reinvest in activities to support our future growth.

We rolled out the last major wave of SMI in July 2014 and currently most of our locations are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.  In connection with the July 2014 implementation, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The impact on net sales and operating results by product category and geographic region was as follows:

	Year ended June 30, 2014
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

The higher orders at the end of fiscal 2014, coupled with the resulting lower orders in the beginning of fiscal 2015 created a difficult comparison between fiscal 2015 and fiscal 2014, which resulted in a variance of approximately $357 million in net sales and approximately $254 million in operating results and adversely impacted our operating margin comparisons.  While these additional orders had an adverse impact on our fiscal 2015 net sales and operating results comparisons, we expect there to be corresponding favorable comparisons on our first quarter and full year fiscal 2016 net sales and operating results.  We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Fiscal 2015 as Compared with Fiscal 2014

NET SALES

Net sales decreased 2%, or $188.4 million, to $10,780.4 million, entirely driven by the negative impact of foreign currency translation of approximately $519 million and the difficult comparison due to the accelerated orders, as discussed above, of approximately $357 million.  Inclusive of these items, higher net sales in our makeup and hair care product categories were more than offset by declines in our skin care and fragrance product categories, while geographically, we experienced lower net sales in each region.  Our makeup artist and luxury brands continued to grow net sales through successful product launches and expanded global distribution.  However, net sales from Estée Lauder and Clinique have been challenged in all of our product categories and reflect a difficult comparison to the prior year, which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches. In addition, we are experiencing strong growth in certain channels such as specialty-multi, online and freestanding stores, as well as expansion in emerging markets.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales would have increased 6%, with growth in each of our major product categories and within each geographic region.

Product Categories

The change in net sales in each product category was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $183 million; makeup, approximately $131 million; fragrance, approximately $42 million; and hair care, approximately $1 million.

Skin Care

Net sales of skin care products decreased 6%, or $291.1 million, to $4,478.7 million. This decrease reflected the negative impact of foreign currency translation of approximately $215 million. The decrease, as reported, reflected lower net sales of Estée Lauder and Clinique products of approximately $303 million, combined, primarily due to the accelerated orders and significant launch activity in the prior year related to the reformulation of certain iconic products.  These decreases were partially offset by higher sales of La Mer products, primarily due to new launches and expanded distribution in the travel retail channel, and incremental sales from our recent acquisitions of approximately $23 million, combined.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, skin care net sales would have increased 2%.  Excluding the impact of foreign currency translation, skin care net sales decreased 2%.  Adjusting for the impact of the accelerated orders, reported net sales in skin care would have decreased 2%.

Makeup

Makeup net sales increased 2%, or $94.4 million, to $4,304.6 million. This change reflected the negative impact of foreign currency translation of approximately $205 million.  The net sales increase, as reported, primarily reflected higher net sales from our makeup artist brands, Tom Ford and Smashbox of approximately $293 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores.  The higher net sales from Tom Ford and Smashbox were primarily due to expanded distribution of Tom Ford in the travel retail channel and Smashbox in specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Clinique and Estée Lauder products of approximately $161 million, combined.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, makeup net sales would have increased 10%.  Excluding the impact of foreign currency translation, makeup net sales increased 7%.  Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 5%.

Fragrance

Net sales of fragrance products decreased 1%, or $8.6 million, to $1,416.4 million.  This decrease was entirely driven by the negative impact of foreign currency translation of approximately $75 million.  The decrease, as reported, primarily reflected lower sales of certain Estée Lauder, Clinique, Coach and Tommy Hilfiger fragrances of approximately $98 million, combined.  These decreases were mostly offset by the strong performance of luxury fragrances from Jo Malone London and Tom Ford that resulted in higher net sales of approximately $91 million, combined.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, fragrance net sales would have increased 8%.  Excluding the impact of foreign currency translation, fragrance net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have increased 2%.

Hair Care

Hair care net sales increased 3%, or $15.0 million, to $530.6 million. This change reflected the negative impact of foreign currency translation of approximately $22 million.  The increase in net sales reflected expanded global distribution of Aveda products in department stores, freestanding retail stores, salons and in the travel retail channel, and Bumble and bumble products in specialty multi-brand retailers.  The category also benefited from increased sales of Smooth Infusion Naturally Straight from Aveda, as well as the expansion of the Hairdresser’s Invisible Oil line of products from Bumble and bumble which contributed approximately $12 million to the increase, combined.  Partially offsetting these increases were lower sales of the Invati line of products and Dry Remedy shampoo from Aveda of approximately $6 million, combined.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, hair care net sales would have increased 7%.  Excluding the impact of foreign currency translation, hair care net sales increased 7%.  Adjusting for the impact of the accelerated orders, reported net sales in hair care would have increased 3%.

Geographic Regions

The overall change in net sales in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $169 million; Europe, the Middle East & Africa, approximately $136 million; and Asia/Pacific, approximately $52 million.

Net sales in the Americas decreased 1%, or $58.5 million, to $4,513.8 million.  Net sales in the United States and Canada, as reported, decreased approximately $53 million, combined, primarily due to lower net sales from certain of our heritage brands, driven by the impact of the accelerated orders and a difficult comparison with the prior year, which featured significant launch activity related to the reformulation of certain iconic products.  These decreases were partially offset by higher net sales from our makeup artist, luxury and hair care brands.  Net sales in Latin America decreased approximately $5 million, primarily reflecting lower net sales in Venezuela, partially offset by higher net sales in Brazil.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales in the Americas would have increased 6%.  Excluding the impact of foreign currency translation, net sales in the Americas increased 2%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have increased 2%.

In Europe, the Middle East & Africa, net sales decreased 2%, or $77.3 million, to $4,086.4 million, driven by approximately $285 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region.  Lower sales in our travel retail business, Germany, Iberia and Italy totaled approximately $185 million, combined. The lower sales in our travel retail business were driven by the impact of the accelerated orders.  Excluding this impact, travel retail net sales increased due to a strategic expansion of certain of our luxury brands and our makeup artist brands, partially offset by the negative impact of the social instability in Hong Kong, as well as changes in the purchasing power of key groups of travelers.  The decrease in sales in Germany, Iberia and Italy was due to the weakening of the Euro against the U.S. dollar.  Excluding this impact, net sales in Germany, Iberia and Italy increased, primarily driven by certain of our luxury, makeup artist and hair care brands as a result of expanded distribution and new product introductions.  Partially offsetting these reported decreases were higher sales in the United Kingdom and the Middle East of approximately $122 million, combined.  The increase in sales in the United Kingdom was primarily driven by our makeup artist and luxury brands.  Higher sales in the Middle East were primarily driven by certain of our luxury brands and makeup artist brands as a result of new product introductions and expanded distribution.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales in Europe, the Middle East & Africa would have increased 8%.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 1%.

Net sales in Asia/Pacific decreased 2%, or $52.5 million, to $2,180.2 million, driven by approximately $79 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to certain currencies in the region. Lower sales in Japan and Hong Kong totaled approximately $94 million, combined.  The decrease in net sales in Japan primarily reflected the impact of the accelerated orders and foreign currency translation, partially offset by higher sales of certain of our luxury and makeup artist brands.  The lower sales in Hong Kong were primarily due to the negative impact to our business as a result of the social instability there.  These decreases were partially offset by higher net sales in China, Australia and Korea of approximately $46 million, combined.  The higher net sales in China were primarily driven by certain of our heritage and luxury brands, and our makeup artist brands as a result of expanded distribution in department stores, freestanding stores and online.  For Australia and Korea, the higher net sales were from certain of our makeup artist and luxury brands.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales in Asia/Pacific would have increased 4%.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 1%.  Adjusting for the impact of the accelerated orders, reported net sales in Asia/Pacific would have been flat.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.5% as compared with 19.7% in the prior year.  This improvement reflected favorable changes in foreign exchange transactions of approximately 20 basis points, partially offset by an increase in obsolescence charges of approximately 10 basis points.

Since certain promotional activities are a component of sales or cost of sales, and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales may be impacted by channels of distribution and their relative growth.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 65.6% as compared with 63.6% in the prior year, and were impacted by the accelerated orders and brand and channel mix as certain retail and media formats carry different cost structures.  As a percentage of net sales, this increase primarily reflected an increase in general and administrative expenses of approximately 100 basis points as a result of higher support spending behind capability-building initiatives, such as information technology, as well as for acquisition-related expenses.  This increase also reflected higher store operating and selling costs of approximately 110 basis points, combined, primarily driven by the expansion of M•A•C and Jo Malone London freestanding retail stores.  Also contributing to this increase were higher costs associated with stock-based compensation and higher spending on advertising, merchandising and sampling as a percentage of net sales of approximately 10 basis points, each. Partially offsetting these increases were lower charges related to the measurement of net monetary assets in Venezuela of approximately 30 basis points and favorable changes in foreign exchange transactions of approximately 10 basis points.  Adjusting for the impact of the accelerated orders into the fiscal 2014 fourth quarter, operating expenses as a percentage of net sales would have increased approximately 10 basis points, primarily reflecting an increase in general and administrative expenses and higher store operating costs, partially offset by lower spending on advertising, merchandising and sampling and lower charges related to the remeasurement of net monetary assets in Venezuela.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income decreased 12%, or $221.3 million, to $1,606.3 million, driven entirely by the negative impact of the accelerated orders of approximately $254 million and foreign currency translation of approximately $131 million.  Operating margin decreased to 14.9% of net sales as compared with 16.7% in the prior year, reflecting an increase in our operating expense margin, partially offset by our higher gross margin.  Adjusting for the impact of the accelerated orders, operating income would have increased 2% and operating margin would have remained flat.

Our skin care, makeup and fragrance results declined, primarily reflecting the accelerated orders, as well as certain challenges and difficult comparisons affecting our net sales growth in certain markets and channels by our heritage brands as previously discussed.  These decreases were partially offset by improved results from our makeup artist, certain luxury, and our hair care brands.  While certain operating expenses have increased as a percentage of net sales during the current year, we have been able to implement cost containment measures to mitigate the impact.

Product Categories

The overall change in operating results in each product category was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $144 million; makeup, approximately $82 million; fragrance, approximately $28 million; and the impact on hair care was de minimis.

Skin care operating income decreased 15%, or $143.6 million, to $832.2 million, reflecting the impact of the accelerated orders and a difficult comparison to the significant launch activity in the prior year by certain of our heritage brands.  Makeup operating income decreased 8%, or $56.6 million, to $659.3 million, primarily due to lower results from our heritage brands, reflecting the impact of the accelerated orders, partially offset by improved results from our makeup artist brands.  Fragrance operating income decreased 20%, or $21.3 million, to $82.8 million, reflecting the lower launch activity from certain designer fragrances and heritage brands, partially offset by higher results from certain of our luxury fragrance brands.  Hair care operating results increased 12%, or $4.2 million, to $37.9 million, primarily reflecting higher net sales driven by expanded global distribution and new product launches, as well as lower investment spending as compared with the higher level of spending in the prior year to support the Invati line of products.  Adjusting for the impact of the accelerated orders, skin care operating results would have been flat and makeup, fragrance and hair care operating results would have increased 4%, 7% and 13%, respectively.

Geographic Regions

The overall change in operating results in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $106 million; Europe, the Middle East & Africa, approximately $106 million; and Asia/Pacific, approximately $42 million.

Operating income in the Americas decreased 44%, or $235.0 million, to $302.3 million, primarily reflecting the decrease in net sales from our heritage brands in the United States and Canada associated with the accelerated orders and the significant launch activity in the prior year related to the reformulation of certain iconic products, as well as higher general and administrative expenses, which include acquisition-related expenses.  This decrease was partially offset by lower advertising, merchandising and sampling spending by our heritage brands due to the lower launch activity and a reallocation of spending among media formats.  The region also benefited from higher results in Latin America, primarily driven by lower charges related to the remeasurement of net monetary assets in Venezuela. Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 27%.

In Europe, the Middle East & Africa, operating income increased less than 1%, or $5.0 million, to $943.3 million. Higher operating results in the United Kingdom, the Middle East, France, India, Russia and Switzerland of approximately $83 million, combined, were partially offset by lower operating results in our travel retail business, due to the accelerated orders, and, to a lesser extent, Germany of approximately $79 million, combined.  The higher results in France, India, Russia and Switzerland were primarily due to an increase in constant currency net sales. Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 13%.

In Asia/Pacific, operating income increased 3%, or $11.6 million, to $360.7 million.  Higher results in China, Korea and Australia totaled approximately $49 million, combined.  These higher results were partially offset by lower results in Japan, due to the accelerated orders, and Singapore of approximately $40 million, combined.  The lower results in Singapore were primarily due to lower net sales.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have increased 16%.

INTEREST EXPENSE

Interest expense increased to $60.0 million as compared with $59.4 million in the prior year, primarily due to higher short- and long- term debt levels.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net increased to $14.3 million as compared with $8.6 million in the prior year, primarily due to higher investment income as a result of an increase in short- and long-term investment balances and rates in connection with our modified cash investment strategy, as well as realized gains on investments.  See “Financial Condition” below for further discussion of our modified cash investment strategy.

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

The effective rate for income taxes was 29.9% and 32.0% for fiscal 2015 and 2014, respectively.  The decrease of 210 basis points was principally attributable to a lower effective tax rate related to our foreign operations, which included Venezuela remeasurement charges in fiscal 2015 and 2014 of $5.3 million and $38.3 million, respectively, for which no tax benefit was provided. This reduction was partially offset by an increase in income tax reserve adjustments recorded in the current year.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior year decreased 10%, or $115.2 million, to $1,088.9 million and diluted net earnings per common share decreased 8% from $3.06 to $2.82.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding these items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout, adjustments associated with restructuring activities and the Venezuela remeasurement charges.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Net Sales, as reported	$10,780.4	$10,968.8	$(188.4)	(2)%	3%
Accelerated orders associated with SMI rollout	178.3	(178.3)	356.6
Adjustments associated with restructuring activities	—	(0.1)	0.1
Net Sales, as adjusted	$10,958.7	$10,790.4	$168.3	2%	6%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Operating Income, as reported	$1,606.3	$1,827.6	$(221.3)	(12)%	(5)%
Accelerated orders associated with SMI rollout	127.2	(127.2)	254.4
Venezuela remeasurement charge	5.3	38.3	(33.0)
Total adjustments associated with restructuring activities	—	(2.9)	2.9
Operating Income, as adjusted	$1,738.8	$1,735.8	$3.0	0%	8%

					% Change
	Year Ended June 30			%	in Constant
(Not adjusted for differences caused by rounding)	2015	2014	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.82	$3.06	$(.24)	(8)%	0%
Accelerated orders associated with SMI rollout	.21	(.21)	.42
Venezuela remeasurement charge	.01	.10	(.08)
Total adjustments associated with restructuring activities	—	(.00)	—
Diluted net earnings per common share, as adjusted	$3.05	$2.95	$.10	3%	12%

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation and the impact of the accelerated orders:

	As Reported
(In millions)	Year ended June 30, 2015	Year ended June 30, 2014	Variance	Add: Impact of foreign currency translation	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$4,478.7	$4,769.8	$(291.1)	$215.4	$182.8	$107.1	(6)%	2%
Makeup	4,304.6	4,210.2	94.4	204.9	130.8	430.1	2	10
Fragrance	1,416.4	1,425.0	(8.6)	74.7	42.0	108.1	(1)	8
Hair Care	530.6	515.6	15.0	22.0	1.0	38.0	3	7
Other	50.1	48.1	2.0	2.1	—	4.1	4	9
Total	$10,780.4	$10,968.7	$(188.3)	$519.1	$356.6	$687.4	(2)%	6%

Region:
The Americas	$4,513.8	$4,572.3	$(58.5)	$154.5	$168.6	$264.6	(1)%	6%
Europe, the Middle East & Africa	4,086.4	4,163.7	(77.3)	285.2	135.8	343.7	(2)	8
Asia/Pacific	2,180.2	2,232.7	(52.5)	79.4	52.2	79.1	(2)	4
Total	$10,780.4	$10,968.7	$(188.3)	$519.1	$356.6	$687.4	(2)%	6%

Fiscal 2014 as Compared with Fiscal 2013

NET SALES

Net sales increased 8%, or $787.1 million, to $10,968.8 million, primarily reflecting growth in all of our product categories and geographic regions.  The impact of foreign currency translation on the change in net sales was de minimis.

In advance of our July 2014 implementation of SMI at certain of our locations and to provide adequate safety stock to mitigate any potential short-term business interruption associated with the rollout, certain of our retailers accelerated their orders during the fiscal 2014 fourth quarter.  Those additional orders, which totaled approximately $178 million, would have occurred in our fiscal 2015 first quarter and created a favorable comparison to fiscal 2013. Adjusting for the impact of the accelerated orders, reported net sales would have increased 6%, with growth in all of our product categories and geographic regions.

Product Categories

The change in net sales in each product category benefited from the accelerated orders during fiscal 2014, as discussed above, as follows: skin care, approximately $91 million; makeup, approximately $65 million; fragrance, approximately $21 million; and hair care, approximately $1 million.

Skin Care

Net sales of skin care products increased 7%, or $304.5 million, to $4,769.8 million.  The fiscal 2014 launches of Advanced Night Repair Synchronized Recovery Complex II and Micro Essence Skin Activating Treatment Lotion from Estée Lauder, and Dramatically Different Moisturizing Lotion + and reformulated Repairwear Laser Focus from Clinique contributed approximately $615 million of incremental sales, combined.  Also contributing to the increase were higher sales of La Mer products and the Nutritious line of products from Estée Lauder of approximately $144 million, combined.  Partially offsetting these increases were lower sales of certain existing Advanced Night Repair Synchronized Recovery products from Estée Lauder and Dramatically Different Moisturizing Lotion and Repairwear Laser Focus from Clinique of approximately $493 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 8%.  Adjusting for the impact of the accelerated orders, reported net sales in skin care would have increased 5%.

Makeup

Makeup net sales increased 9%, or $333.3 million, to $4,210.2 million, primarily reflecting higher net sales from our makeup artist brands, the fiscal 2014 launch of All About Shadow from Clinique and higher sales of Smashbox products of approximately $339 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in line with our retail store strategy.  Partially offsetting these increases were lower sales of Chubby Stick Moisturizing Lip Colour Balm and High Impact Lip Color from Clinique, as well as the fiscal 2013 launches of Pore Refining Solutions Makeup from Clinique and Pure Color Vivid Shine Lipstick from Estée Lauder of approximately $34 million, combined.  The impact of foreign currency translation on makeup net sales was de minimis.  Adjusting for the impact of the accelerated orders, reported net sales in makeup would have increased 7%.

Fragrance

Net sales of fragrance products increased 9%, or $114.2 million, to $1,425.0 million, primarily reflecting the fiscal 2014 launches of Estée Lauder Modern Muse, the Michael Kors Collection, Jo Malone Peony & Blush Suede and Tory Burch, as well as higher sales of Tom Ford Black Orchid of approximately $149 million, combined.  These increases were partially offset by lower sales of Estée Lauder pleasures, Donna Karan Cashmere Mist, DKNY Be Delicious So Intense and Coach Poppy of approximately $31 million, combined. The impact of foreign currency translation on fragrance net sales was de minimis.  Adjusting for the impact of the accelerated orders, reported net sales in fragrance would have increased 7%.

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

Geographic Regions

The overall change in net sales in each geographic region benefited from the accelerated orders during fiscal 2014, as discussed above, as follows: Americas, approximately $84 million; Europe, the Middle East & Africa, approximately $68 million; and Asia/Pacific, approximately $26 million.

Net sales in the Americas increased 6%, or $269.4 million, to $4,572.3 million, primarily reflecting higher net sales in the United States of approximately $231 million, including the $84 million in accelerated orders.  This growth primarily reflected new collections from our makeup artist brands, higher sales of prestige products from our luxury brands, the continued expansion of Smashbox at specialty multi-brand retailers and department stores, contributions from new product innovations from certain of our heritage brands, fiscal 2014 launches from certain of our designer fragrances and expansion into new retail channels by certain of our hair care brands.  Net sales in Latin America increased approximately $24 million, led by Venezuela and Brazil.  The net sales increase in Venezuela was primarily due to price increases as a result of rising inflation.  Net sales in Canada increased approximately $15 million.  Excluding the impact of foreign currency translation, the Americas net sales increased 7%.  Adjusting for the impact of the accelerated orders, reported net sales in the Americas would have increased 4%.

In Europe, the Middle East & Africa, net sales increased 11%, or $405.0 million, to $4,163.7 million, primarily reflecting higher sales from our travel retail business, the United Kingdom, Germany and France of approximately $335 million, combined.  The net sales increase in our travel retail business primarily reflected the success of fiscal 2014 launch initiatives, an increase in global airline passenger traffic and expanded distribution, as well as the impact of the accelerated orders.  This was despite a slowdown at retail, in part, due to an adverse impact of Chinese government actions on the travel and spending of Chinese consumers.  Higher sales in the United Kingdom and France were primarily driven by certain of our makeup artist and luxury brands.  The net sales increase in Germany was primarily driven by our makeup artist and certain of our heritage brands.  These increases were partially offset by lower net sales in South Africa and India of approximately $7 million, combined, driven by the weakening of their respective currencies.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 9%.  Adjusting for the impact of the accelerated orders, reported net sales in Europe, the Middle East & Africa would have increased 9%.

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

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.7% as compared with 19.9% in fiscal 2013.  Cost of sales as a percentage of total net sales reflected strategic changes in pricing and the mix of our business of approximately 30 basis points and favorable manufacturing variances of approximately 10 basis points.  Partially offsetting these changes were an increase in obsolescence charges and the unfavorable effect of exchange rates of approximately 10 basis points, each.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 63.6% as compared with 65.1% in fiscal 2013.  As a percentage of net sales, this decrease primarily reflected lower spending on advertising, merchandising and sampling of approximately 110 basis points, lower selling costs of approximately 50 basis points and a favorable comparison to fiscal 2013, which reflected restructuring, goodwill and other impairment charges of approximately 40 basis points, combined.  These improvements were partially offset by a charge in fiscal 2014 to remeasure net monetary assets in Venezuela of approximately 30 basis points and unfavorable changes in foreign exchange transactions of approximately 10 basis points.  Adjusting for the impact of the accelerated orders in fiscal 2014, operating expenses as a percentage of net sales would have decreased 50 basis points, primarily reflecting lower spending on advertising, merchandising and sampling, and lower selling costs.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income increased 20%, or $301.6 million, to $1,827.6 million and operating margin increased to 16.7% of net sales as compared with 15.0% in fiscal 2013, which primarily reflected our lower operating expense margin and, to a lesser extent, our higher gross margin.  The overall operating results were also impacted by approximately $127 million related to the accelerated orders in fiscal 2014, as discussed above, which created a favorable comparison to fiscal 2013, partially offset by the fiscal 2014 remeasurement of net monetary assets in Venezuela of $38.3 million.  The following discussions of Operating Results by Product Categories and Geographic Regions exclude the impact of total charges (adjustments) associated with restructuring activities of $(2.9) million, or less than 1% of net sales, for fiscal 2014 and $17.8 million, or less than 1% of net sales, for fiscal 2013.  We believe the following analysis of operating results better reflects the manner in which we conduct and view our business.  Adjusting for the impact of the accelerated orders in fiscal 2014 and charges (adjustments) associated with restructuring activities, operating income would have increased 10% and operating margin would have increased 50 basis points.

Product Categories

The overall change in operating results in each product category benefited from the accelerated orders during fiscal 2014, as discussed above, as follows: skin care, approximately $72 million; makeup, approximately $41 million; fragrance, approximately $14 million; and the impact on hair care was de minimis.

Skin care operating income increased 18%, or $145.7 million, to $975.8 million, primarily reflecting higher results driven by fiscal 2014 product launches from Estée Lauder and Clinique and higher sales of luxury skin care products.  Makeup operating income increased 23%, or $135.5 million, to $715.9 million, primarily reflecting improved results from our makeup artist brands and certain of our heritage brands, attributable to growth in net sales.  We reallocated our investment spending among brands and media formats which positively impacted operating income in the skin care and makeup product categories.  Fragrance operating income decreased 13%, or $16.2 million, to $104.1 million, primarily reflecting higher investment spending behind fiscal 2014 major launches, partially offset by higher results from our luxury brands.  The fiscal 2014 remeasurement of net monetary assets in Venezuela impacted the skin care, makeup and fragrance product categories by $12 million, $16 million and $10 million, respectively.  Hair care operating results increased 26%, or $7.0 million, to $33.7 million, primarily reflecting higher results from Aveda and strategic reductions in spending behind Ojon products.  Adjusting for the accelerated orders, operating income in the skin care, makeup, fragrance and hair care product categories would have increased (decreased) 9%, 16%, (25%) and 26%, respectively.

Geographic Regions

The overall change in operating results in each geographic region benefited as a result of the accelerated orders during fiscal 2014, as discussed above, as follows: Americas, approximately $53 million; Europe, the Middle East & Africa, approximately $53 million; and Asia/Pacific, approximately $21 million.

Operating income in the Americas increased 27%, or $114.1 million, to $537.3 million, primarily reflecting the increase in net sales, as previously discussed, as well as a more measured approach to spending.  These improvements were partially offset by the fiscal 2014 remeasurement of net monetary assets in Venezuela.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have increased 14%.

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

INTEREST EXPENSE

Interest expense decreased to $59.4 million as compared with $63.1 million in fiscal 2013, primarily due to the refinancing of debt at lower rates in fiscal 2013.

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

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net increased to $8.6 million, which remained relatively unchanged compared with $8.3 million in fiscal 2013.

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

The effective rate for income taxes was 32.0% and 30.6% for fiscal 2014 and 2013, respectively. The increase in the rate of 140 basis points was principally attributable to a higher effective tax rate related to the Company’s foreign operations, which included the impact of the Venezuela remeasurement charge for which no tax benefit has been provided, as well as slightly higher favorable income tax reserve adjustments recorded in fiscal 2013.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with fiscal 2013 increased 18%, or $184.3 million, to $1,204.1 million and diluted net earnings per common share increased 19% from $2.58 to $3.06.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2015, we had cash and cash equivalents of $1,021.4 million compared with $1,629.1 million at June 30, 2014.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

The decline in cash balances reflects the change in our cash investment strategy that we implemented in the fiscal 2015 second quarter, to invest a portion of our cash and cash equivalents in short- and long-term investments.  Our investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in our investment policy.  These investments are classified as available-for-sale and totaled $917.8 million at June 30, 2015.

During fiscal 2015, we acquired RODIN olio lusso, a skin care brand, Le Labo, a fragrance brand, Editions de Parfums Frédéric Malle, a fragrance brand, and GLAMGLOW, a skin care brand.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, a portion of which is contingent on the achievement of certain future operating results. The amounts paid at closing, amounting to $237.2 million, were funded by cash on hand and through the issuance of commercial paper.  The additional amounts are expected to be paid from fiscal 2018 through fiscal 2020 with the exception of working capital adjustments that were paid during fiscal 2015 and additional working capital adjustments and a purchase price true-up payment that are expected to be paid in the first quarter of fiscal 2016.  The aggregate acquisition-date fair value of these transactions was approximately $437 million.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis. Our cash and cash equivalents and short- and long-term investment balances at June 30, 2015 include approximately $1,694 million of cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 14, 2015, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At June 30, 2015, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (1), (7)	$294.0	$—	$294.0
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (2), (7)	249.0	—	249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (3), (7)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	197.9	—	197.9
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (5), (7)	249.6	—	249.6
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (6), (7)	313.9	—	313.9
Other borrowings	6.5	29.8	36.3
	$1,607.5	$29.8	$1,637.3

(1)     Consists of $300.0 million principal and unamortized debt discount of $6.0 million

(2)     Consists of $250.0 million principal and unamortized debt discount of $1.0 million.

(3)     Consists of $300.0 million principal and unamortized debt discount of $3.4 million.

(4)     Consists of $200.0 million principal and unamortized debt discount of $2.1 million.

(5)     Consists of $250.0 million principal, unamortized debt discount of $0.2 million and a $(0.2) million adjustment to reflect the fair value of interest rate swaps.

(6)     Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $14.0 million adjustment to reflect the termination value of interest rate swaps.

(7)     The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

In June 2015, we issued the 2045 Senior Notes in a public offering, priced at 97.999% with a yield of 4.497%.  Interest payments are required to be made semi-annually on June 15th and December 15th.  For further information, see “Item 8. Financial Statements and Supplementary Data — Note 10 — Debt.”

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  As of June 30, 2015, we had no commercial paper outstanding.  At August 14, 2015, we had $220.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.

We have a $1.0 billion senior unsecured revolving credit facility (the “Facility”) that we extended by one year and is currently set to expire on July 15, 2020.  We have a remaining option to extend the Facility one more year.  At June 30, 2015, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which costs are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 31% at June 30, 2015 from 26% at June 30, 2014, primarily due to the issuance of the 2045 Senior Notes.

Cash Flows

Net cash provided by operating activities was $1,943.3 million, $1,535.2 million and $1,226.3 million in fiscal 2015, 2014 and 2013, respectively.  The fiscal 2015 increase in cash flows provided by operating activities as compared with fiscal 2014 primarily reflected a favorable change in accounts receivable, reflecting the timing of shipments and improved collections, a favorable change in inventory, reflecting our initiative to better align supply levels with forecasted demand and other supply chain improvements, and a favorable change in accounts payable, primarily due to the timing of payments.  The accelerated orders in connection with our July 2014 SMI implementation also contributed to the favorable changes in these working capital components and the decrease in net earnings as compared to fiscal 2014.  The increase in cash flows provided by operating activities during fiscal 2014 as compared with fiscal 2013 was primarily driven by an increase in net earnings, an increase in accrued income taxes as a result of the level and timing of tax payments, and an increase in accounts payable, primarily due to the timing of payments. These changes were partially offset by an increase in accounts receivable, which primarily reflected accelerated orders in connection with our July 2014 SMI implementation.

Net cash used for investing activities was $1,616.2 million, $511.6 million and $465.5 million in fiscal 2015, 2014 and 2013, respectively.  The fiscal 2015 increase as compared with fiscal 2014 primarily reflected purchases of investments in connection with the implementation of our cash investment strategy, as previously discussed.  Also contributing to the increase was cash paid in connection with the acquisitions of RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and GLAMGLOW.  Partially offsetting cash used for investing activities were proceeds from the disposition of investments and, to a lesser extent, lower capital expenditure activity.  The increase in cash flows used for investing activities during fiscal 2014 as compared with fiscal 2013 primarily reflected higher capital expenditure activity related to leasehold improvements and counters.

Net cash used for financing activities was $894.8 million, $856.9 million and $611.5 million in fiscal 2015, 2014 and 2013, respectively.  The fiscal 2015 increase in cash used for financing activities as compared with fiscal 2014 primarily reflected an increase in treasury stock purchases and higher dividend payments, partially offset by the proceeds from the issuance of the 2045 Senior Notes.  The increase in cash used for financing activities during fiscal 2014 as compared with fiscal 2013 primarily reflected an increase in treasury stock purchases which were partially offset by lower dividend payments that resulted from the transition to quarterly dividends in the third quarter of fiscal 2013 and the final annual dividend payment made that year.  In addition, fiscal 2013 reflected the proceeds from the issuance of the 2022 Senior Notes and 2042 Senior Notes, which was partially offset by the redemption of the 2013 Senior Notes and repayment of commercial paper.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2015, see “Item 8. Financial Statements and Supplementary Data — Note 15 — Common Stock.”

Pension and Post-retirement Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For the U.S. Qualified Plan, we seek to maintain appropriate funded percentages.  For any future contributions to the U.S. Qualified Plan, we would seek to contribute an amount or amounts that would not be less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation, and would not be more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions as detailed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assists us in maintaining our overall funded ratio.  During fiscal 2015, we made a cash contribution to the U.S. Qualified Plan of $25.0 million.  For fiscal 2015 and 2014, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.  As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2016.

For fiscal 2015 and 2014, we made benefit payments under our non-qualified domestic noncontributory pension plan of $4.9 million and $7.2 million, respectively.  We expect to make benefit payments under this plan during fiscal 2016 of approximately $15 million.  For fiscal 2015 and 2014, we made benefit payments under our post-retirement plans of $6.3 million and $6.2 million, respectively.  We expect to make benefit payments under these plans during fiscal 2016 of approximately $6 million.  For fiscal 2015 and 2014, we made cash contributions to our international defined benefit pension plans of $22.8 million and $27.9 million, respectively.  We expect to make contributions under these plans during fiscal 2016 of approximately $23 million.

Commitments and Contingencies

Certain of our business acquisition agreements include contingent consideration or “earn-out” provisions.  These provisions generally require that we pay to the seller or sellers of the business additional amounts based on the performance of the acquired business.  Since the size of each payment depends upon performance of the acquired business, we do not expect that such payments will have a material adverse impact on our future results of operations or financial condition.

For additional contingencies refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies (Contractual Obligations).”

Contractual Obligations

For a discussion of our contractual obligations, see “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies (Contractual Obligations).”

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivative Financial Instruments.”

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivative Financial Instruments (Cash-Flow Hedges).”

Credit Risk

For a discussion of credit risk, see “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivative Financial Instruments (Credit Risk).”

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk during fiscal 2015 and 2014 related to our derivative financial instruments is as follows:

	June 30, 2015			June 30, 2014
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$28.6	$7.4	$17.8	$27.4	$7.4	$18.9
Interest rate contracts	16.1	16.1	16.1	—	—	—

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

(11) shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture nearly all of our supply of a particular type of product (i.e. focus factories) or at our distribution or inventory centers, including disruptions that may be caused by the implementation of information technology initiatives, or by restructurings;

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

(17) the timing and impact of acquisitions, investments and divestitures; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business — Executive Officers,” will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”).  The 2015 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2015 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the 2015 Proxy Statement.  The 2015 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2015 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2015 Proxy Statement.  The 2015 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2015 and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2015 Proxy Statement.  The 2015 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2015 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2015 Proxy Statement.  The 2015 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2015 and such information is incorporated herein by reference.

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

4.5	Global Note for 5.550% Senior Notes due 2017 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

Exhibit Number	Description
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

4.12

Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on August 23, 2013) (SEC File No. 1-14064). * †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder dated as of May 13, 2015. †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

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

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16i

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16j

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16k

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

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16q

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

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16t

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16u

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16v

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16w

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.18

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.18a

Amendment No. 1 dated as of May 28, 2015, to the Credit Agreement, dated as of July 15, 2014 (the “Credit Agreement”), by and among The Estée Lauder Companies Inc. (the “Company”), the eligible subsidiaries of the Company as listed in the Credit Agreement, the lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender.

Exhibit Number	Description
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

10.23a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014. †

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
Date: August 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 20, 2015
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 20, 2015
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 20, 2015
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 20, 2015
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 20, 2015
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 20, 2015
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 20, 2015
Paul J. Fribourg

MELLODY HOBSON*	Director	August 20, 2015
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 20, 2015
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 20, 2015
Aerin Lauder

JANE LAUDER*	Director	August 20, 2015
Jane Lauder

RICHARD D. PARSONS*	Director	August 20, 2015
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 20, 2015
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 20, 2015
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 20, 2015
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 20, 2015
Tracey T. Travis	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended June 30, 2015, and our report dated August 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended June 30, 2015.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 20, 2015

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2015	2014	2013
	(In millions, except per share data)

Net Sales	$10,780.4	$10,968.8	$10,181.7
Cost of Sales	2,100.6	2,158.2	2,025.9

Gross Profit	8,679.8	8,810.6	8,155.8

Operating expenses
Selling, general and administrative	7,073.5	6,985.9	6,597.0
Restructuring and other charges	—	(2.9)	15.1
Goodwill impairment	—	—	9.6
Impairment of other intangible assets	—	—	8.1
Total operating expenses	7,073.5	6,983.0	6,629.8

Operating Income	1,606.3	1,827.6	1,526.0

Interest expense	60.0	59.4	63.1
Interest expense on debt extinguishment	—	—	19.1
Interest income and investment income, net	14.3	8.6	8.3
Other income	—	—	23.1
Earnings before Income Taxes	1,560.6	1,776.8	1,475.2

Provision for income taxes	467.2	567.7	451.4
Net Earnings	1,093.4	1,209.1	1,023.8

Net earnings attributable to noncontrolling interests	(4.5)	(5.0)	(4.0)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$1,088.9	$1,204.1	$1,019.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$2.87	$3.12	$2.63
Diluted	$2.82	$3.06	$2.58

Weighted-average common shares outstanding
Basic	379.3	386.2	387.6
Diluted	385.7	393.1	394.9

Cash dividends declared per common share	$.92	$.78	$1.08

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2015	2014	2013
	(In millions)

Net earnings	$1,093.4	$1,209.1	$1,023.8

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(1.9)	0.9	0.4
Net derivative instrument gain (loss)	69.6	(29.7)	1.2
Amounts included in net periodic benefit cost	(23.8)	(13.0)	125.9
Translation adjustments	(306.0)	87.2	(20.1)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(21.2)	12.5	(51.1)
Total other comprehensive income (loss)	(283.3)	57.9	56.3
Comprehensive income (loss)	810.1	1,267.0	1,080.1

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(4.5)	(5.0)	(4.0)
Translation adjustments	2.1	(0.7)	(0.9)
	(2.4)	(5.7)	(4.9)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$807.7	$1,261.3	$1,075.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2015	2014
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,021.4	$1,629.1
Short-term investments	503.7	—
Accounts receivable, net	1,174.5	1,379.3
Inventory and promotional merchandise, net	1,215.8	1,294.0
Prepaid expenses and other current assets	553.1	522.8
Total current assets	4,468.5	4,825.2

Property, Plant and Equipment, net	1,490.2	1,502.6

Other Assets
Long-term investments	420.3	13.6
Goodwill	1,144.8	893.2
Other intangible assets, net	326.6	157.3
Other assets	388.8	476.9
Total other assets	2,280.5	1,541.0
Total assets	$8,239.2	$7,868.8

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$29.8	$18.4
Accounts payable	635.4	524.5
Other accrued liabilities	1,470.4	1,513.8
Total current liabilities	2,135.6	2,056.7

Noncurrent Liabilities
Long-term debt	1,607.5	1,324.7
Other noncurrent liabilities	841.8	618.0
Total noncurrent liabilities	2,449.3	1,942.7

Commitments and Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2015 and June 30, 2014; shares issued: 418,530,857 at June 30, 2015 and 412,590,913 at June 30, 2014; Class B shares authorized: 304,000,000 at June 30, 2015 and June 30, 2014; shares issued and outstanding: 147,046,137 at June 30, 2015 and 148,728,082 at June 30, 2014	5.7	5.6
Paid-in capital	2,871.6	2,562.7
Retained earnings	7,004.1	6,265.8
Accumulated other comprehensive loss	(381.5)	(100.3)
	9,499.9	8,733.8
Less: Treasury stock, at cost; 190,694,630 Class A shares at June 30, 2015 and 178,434,483 Class A shares at June 30, 2014	(5,856.7)	(4,878.9)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,643.2	3,854.9
Noncontrolling interests	11.1	14.5
Total equity	3,654.3	3,869.4
Total liabilities and equity	$8,239.2	$7,868.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2015	2014	2013
	(In millions)

Common stock, beginning of year	$5.6	$5.6	$5.5
Stock-based compensation	0.1	—	0.1
Common stock, end of year	5.7	5.6	5.6

Paid-in capital, beginning of year	2,562.7	2,289.9	2,006.1
Stock-based compensation	308.9	272.8	283.8
Paid-in capital, end of year	2,871.6	2,562.7	2,289.9

Retained earnings, beginning of year	6,265.8	5,364.1	4,764.9
Common stock dividends	(350.6)	(302.4)	(420.6)
Net earnings attributable to The Estée Lauder Companies Inc.	1,088.9	1,204.1	1,019.8
Retained earnings, end of year	7,004.1	6,265.8	5,364.1

Accumulated other comprehensive income (loss), beginning of year	(100.3)	(157.5)	(212.9)
Other comprehensive income (loss)	(281.2)	57.2	55.4
Accumulated other comprehensive income (loss), end of year	(381.5)	(100.3)	(157.5)

Treasury stock, beginning of year	(4,878.9)	(4,215.2)	(3,830.4)
Acquisition of treasury stock	(927.7)	(617.1)	(342.6)
Stock-based compensation	(50.1)	(46.6)	(42.2)
Treasury stock, end of year	(5,856.7)	(4,878.9)	(4,215.2)

Total stockholders’ equity — The Estée Lauder Companies Inc.	3,643.2	3,854.9	3,286.9

Noncontrolling interests, beginning of year	14.5	15.0	14.3
Net earnings attributable to noncontrolling interests	4.5	5.0	4.0
Distributions to noncontrolling interest holders	(5.8)	(6.2)	(4.2)
Other comprehensive income (loss)	(2.1)	0.7	0.9
Noncontrolling interests, end of year	11.1	14.5	15.0

Total equity	$3,654.3	$3,869.4	$3,301.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2015	2014	2013
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,093.4	$1,209.1	$1,023.8
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	409.3	384.6	336.9
Deferred income taxes	(52.6)	(56.4)	(76.1)
Non-cash stock-based compensation	165.0	152.6	145.8
Excess tax benefits from stock-based compensation arrangements	(47.6)	(40.2)	(53.9)
Loss on disposal of property, plant and equipment	14.5	13.4	15.2
Goodwill and other intangible asset impairments	0.5	—	17.7
Non-cash charges associated with restructuring activities	—	—	3.5
Pension and post-retirement benefit expense	64.5	70.9	83.1
Pension and post-retirement benefit contributions	(59.0)	(41.3)	(38.3)
Loss on Venezuela remeasurement	5.3	38.3	2.8
Change in fair value of contingent consideration	7.3	—	—
Other non-cash items	(5.5)	(0.5)	(25.9)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	103.2	(196.2)	(113.0)
Increase in inventory and promotional merchandise, net	(26.2)	(156.8)	(134.5)
Decrease (increase) in other assets, net	7.8	(45.2)	(3.2)
Increase (decrease) in accounts payable	146.5	34.0	(8.7)
Increase in other accrued and noncurrent liabilities	116.9	168.9	51.1
Net cash flows provided by operating activities	1,943.3	1,535.2	1,226.3

Cash Flows from Investing Activities
Capital expenditures	(473.0)	(510.2)	(461.0)
Acquisition of businesses and other intangible assets, net of cash acquired	(241.0)	(9.2)	(8.7)
Proceeds from the disposition of investments	305.0	8.4	7.0
Purchases of investments	(1,207.2)	(0.6)	(2.8)
Net cash flows used for investing activities	(1,616.2)	(511.6)	(465.5)

Cash Flows from Financing Activities
Proceeds (repayments) of current debt, net	13.5	5.1	(198.5)
Proceeds from issuance of long-term debt, net	294.0	—	498.7
Debt issuance costs	(4.5)	—	(4.1)
Repayments and redemptions of long-term debt	(8.3)	(11.8)	(241.5)
Net proceeds from stock-based compensation transactions	101.4	84.8	91.1
Excess tax benefits from stock-based compensation arrangements	47.6	40.2	53.9
Payments to acquire treasury stock	(982.8)	(667.2)	(387.7)
Dividends paid to stockholders	(349.9)	(301.8)	(419.2)
Payments to noncontrolling interest holders for dividends	(5.8)	(6.2)	(4.2)
Net cash flows used for financing activities	(894.8)	(856.9)	(611.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(40.0)	(33.3)	(1.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(607.7)	133.4	148.0
Cash and Cash Equivalents at Beginning of Year	1,629.1	1,495.7	1,347.7
Cash and Cash Equivalents at End of Year	$1,021.4	$1,629.1	$1,495.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under brand names, including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Ojon, Smashbox, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and GLAMGLOW.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Ermenegildo Zegna, Tory Burch, Marni and AERIN brand names for fragrances and/or cosmetics.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(322.5) million, $95.1 million and $(25.6) million, net of tax, in fiscal 2015, 2014 and 2013, respectively.

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

On February 12, 2015, the Venezuelan government introduced a new open market foreign exchange system (“SIMADI”), which effectively replaced the SICAD II mechanism.  As the SIMADI is the only mechanism legally available at this time for the Company’s highest priority transactions, which are the import of goods, the Company changed the exchange rate used to remeasure the monetary assets and liabilities of its Venezuelan subsidiary to the SIMADI rate during the third quarter of fiscal 2015.  Accordingly, a remeasurement charge of $5.3 million, on a before and after tax basis, was reflected in Selling, general and administrative expenses in the Company’s consolidated statement of earnings for the year ended June 30, 2015. The net monetary assets of the Company’s Venezuelan subsidiary were not material as of June 30, 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange (gains) losses on foreign currency transactions, including the effect of the Venezuela remeasurement charges, of $(4.1) million, $46.7 million and $3.5 million in fiscal 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $373.4 million and $971.9 million of short-term time deposits at June 30, 2015 and 2014, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

During the fiscal 2015 second quarter, the Company modified its cash investment strategy to invest a portion of its cash and cash equivalents in short- and long-term investments.  The Company’s investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in the Company’s investment policy.  These investments are classified as available-for-sale, with any temporary difference between the cost and fair value of an investment presented as a separate component of accumulated other comprehensive income (loss) (“AOCI”).  See Note 12 — Fair Value Measurements for further information about how the fair values of investments are determined.

Investments in privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are generally accounted for under the equity method of accounting.  These investments were not material to the Company’s consolidated financial statements as of June 30, 2015 and 2014 and are included in Long-term investments in the accompanying consolidated balance sheets.

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

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $20.6 million and $23.9 million as of June 30, 2015 and 2014, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or fair-market value, with cost being based on standard cost and production variances, which approximate actual cost on the first-in, first-out method.  Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight.  Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity.  Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred.  Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers.  Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections.  This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales.  In addition, and as necessary, specific reserves for future known or anticipated events may be established.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair-value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash-flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge that is highly effective are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge of a forecasted transaction that is highly effective are recorded in OCI.  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings.

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

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components.  The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units.  When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If necessary, the quantitative impairment test is performed in two steps: (i) the Company determines if an indication of impairment exists by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  When testing other indefinite-lived intangible assets for impairment, the Company also has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test.  The quantitative impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value an impairment charge is recorded.

For fiscal 2015, the Company elected to perform the qualitative assessment for all of its reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value.  The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry.  In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

For fiscal 2014, the Company tested its reporting units for impairment using the two-step approach and its other indefinite-lived intangible assets for impairment by comparing their fair values to their carrying values.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value.  If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be recorded for the excess of the carrying value over the fair value, which is determined by discounting estimated future cash flows.

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales that are subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

The Company’s largest customer sells products primarily within the United States and accounted for $1,060.4 million, or 10%, $1,142.7 million, or 10%, and $1,078.8 million, or 11%, of the Company’s consolidated net sales in fiscal 2015, 2014 and 2013, respectively.  This customer accounted for $139.1 million, or 12%, and $158.5 million, or 11%, of the Company’s accounts receivable at June 30, 2015 and 2014, respectively.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.4% in fiscal 2015 and 2014 and 3.3% in fiscal 2013.

Payments to Customers

Certain incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been accrued and recorded as a reduction of Net Sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to demonstration, advertising and counter construction, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  To the extent the Company receives an identifiable benefit in exchange for consideration and the fair-value of the benefit can be reasonably estimated, the Company’s share of the cost of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,378 million, $1,410 million and $1,412 million in fiscal 2015, 2014 and 2013, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development were $2,771.5 million, $2,840.0 million and $2,754.8 million in fiscal 2015, 2014 and 2013, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, costs for advertising, merchandising, sampling, promotion and product development included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings were $2,558.6 million, $2,618.1 million and $2,541.0 million in fiscal 2015, 2014 and 2013, respectively.

Research and Development

Research and development costs of $178.1 million, $157.9 million and $146.8 million in fiscal 2015, 2014 and 2013, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling

Shipping and handling expenses of $363.6 million, $373.6 million and $337.9 million in fiscal 2015, 2014 and 2013, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  The licenses typically have an initial term of approximately 5 years to 11 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  The remaining terms, including the potential renewal periods, range from approximately 5 years to 26 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is not more-likely-than-not that the deferred tax assets will be realized in the relevant jurisdiction.  Based on the Company’s assessments, no additional valuation allowance is required during the current year.  If the Company’s assessment of realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time while the reduction of a valuation allowance will result in an increase of net earnings at that time.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  In August 2015, the FASB deferred the effective date of the new revenue standard by one year.  As a result, the new standard would not be effective for the Company until fiscal 2019.  In addition, the FASB is allowing companies to early adopt this guidance for the Company’s fiscal 2018.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 — INVESTMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$265.8	$0.1	$(0.1)	$265.8
Foreign government and agency securities	23.9	—	—	23.9
Corporate notes and bonds	182.7	0.1	(0.4)	182.4
Time deposits	410.8	—	—	410.8
Other securities	34.8	0.1	—	34.9
Total	$918.0	$0.3	$(0.5)	$917.8

Gross unrealized investment gains recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2014 were $2.1 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s available-for-sale securities by contractual maturity as of June 30, 2015:

(In millions)	Cost	Fair Value
Due within one year	$503.7	$503.7
Due after one through five years	414.3	414.1
	$918.0	$917.8

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of June 30, 2015:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$263.2	$(0.5)	$—	$—

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Year Ended June 30
(In millions)	2015	2014

Gross realized gains	$2.5	$—
Gross realized losses	(0.1)	—
Total	$2.4	$—

The Company utilizes the first-in, first-out method to determine the cost of the security sold.

NOTE 4 — INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2015	2014
Inventory and promotional merchandise, net consists of:
Raw materials	$306.9	$317.5
Work in process	168.7	192.4
Finished goods	581.3	599.5
Promotional merchandise	158.9	184.6
	$1,215.8	$1,294.0

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2015	2014
Assets (Useful Life)

Land	$15.4	$15.4
Buildings and improvements (10 to 40 years)	184.9	205.0
Machinery and equipment (3 to 10 years)	671.3	673.9
Computer hardware and software (4 to 10 years)	1,012.4	994.8
Furniture and fixtures (5 to 10 years)	73.7	75.1
Leasehold improvements	1,621.9	1,565.7
	3,579.6	3,529.9
Less accumulated depreciation and amortization	2,089.4	2,027.3
	$1,490.2	$1,502.6

The cost of assets related to projects in progress of $192.0 million and $229.9 million as of June 30, 2015 and 2014, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $400.0 million, $378.1 million and $329.8 million in fiscal 2015, 2014 and 2013, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — ACQUISITION OF BUSINESSES

The Company acquired RODIN olio lusso, a skin care brand, in October 2014, Le Labo, a fragrance brand, in November 2014, and in January 2015, Editions de Parfums Frédéric Malle, a fragrance brand, and GLAMGLOW, a skin care brand.  The results of operations of these businesses are included in the accompanying consolidated financial statements commencing with the date they were acquired.  The purchase price related to each of these acquisitions includes cash paid at closing plus additional amounts to be paid in the future, a portion of which is contingent on the achievement of certain future operating results. The amounts paid at closing were funded by cash on hand and through the issuance of commercial paper.  The additional amounts are expected to be paid from fiscal 2018 through fiscal 2020 with the exception of working capital adjustments that were paid during fiscal 2015 and additional working capital adjustments and a purchase price true-up payment that are expected to be paid in the first quarter of fiscal 2016.  The aggregate acquisition-date fair value of these transactions was approximately $437 million.

These fiscal 2015 acquisitions were not material, individually or in the aggregate, to the Company’s consolidated financial statements.  Pro forma results of operations of the prior year have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During the year ended June 30, 2015, the Company acquired RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and GLAMGLOW, which included the addition of goodwill of $246.9 million, amortizable intangible assets of $28.0 million (with a weighted-average amortization period of approximately 9 years) and non-amortizable intangible assets of $154.8 million related to the Company’s fragrance and skin care product categories.  Approximately $152 million of goodwill recorded in connection with certain of these acquisitions is expected to be deductible for tax purposes.  During the year ended June 30, 2015, the Company recognized $9.4 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2013
Goodwill	$67.7	$430.4	$54.8	$401.6	$954.5
Accumulated impairments	(32.5)	—	—	(40.5)	(73.0)
	35.2	430.4	54.8	361.1	881.5

Goodwill acquired during the year	—	10.3	—	—	10.3
Translation and other adjustments	0.1	—	—	1.3	1.4
	0.1	10.3	—	1.3	11.7

Balance as of June 30, 2014
Goodwill	68.9	440.7	54.8	402.3	966.7
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	35.3	440.7	54.8	362.4	893.2

Goodwill acquired during the year	120.1	9.4	126.8	—	256.3
Translation and other adjustments	(0.6)	(0.4)	(0.3)	(3.4)	(4.7)
	119.5	9.0	126.5	(3.4)	251.6

Balance as of June 30, 2015
Goodwill	183.9	449.7	181.3	394.7	1,209.6
Accumulated impairments	(29.1)	—	—	(35.7)	(64.8)
	$154.8	$449.7	$181.3	$359.0	$1,144.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2015 and 2014 were not significant to the Company’s results of operations.

Other intangible assets consist of the following:

	June 30, 2015			June 30, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$294.4	$228.7	$65.7	$268.3	$216.7	$51.6
License agreements	43.0	43.0	—	43.0	43.0	—
	$337.4	$271.7	65.7	$311.3	$259.7	51.6
Non-amortizable intangible assets:
Trademarks and other			260.9			105.7
Total intangible assets			$326.6			$157.3

The aggregate amortization expense related to amortizable intangible assets for fiscal 2015, 2014 and 2013 was $13.7 million, $12.4 million and $12.5 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2016	2017	2018	2019	2020

Estimated aggregate amortization expense	$15.3	$13.3	$11.8	$11.0	$4.0

Fiscal 2013 Impairment Charges

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2015	2014	2013
Current:
Federal	$236.8	$338.2	$261.7
Foreign	251.2	265.4	241.5
State and local	31.8	20.5	24.3
	519.8	624.1	527.5

Deferred:
Federal	(55.5)	(41.7)	(35.2)
Foreign	2.1	(18.6)	(41.3)
State and local	0.8	3.9	0.4
	(52.6)	(56.4)	(76.1)
	$467.2	$567.7	$451.4

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,420 million, $1,384 million and $1,220 million for fiscal 2015, 2014 and 2013, respectively.  A portion of these earnings are taxed in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2015	2014	2013

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	1.1	1.4	1.3
Taxation of foreign operations	(6.8)	(4.0)	(4.9)
Income tax reserve adjustments	0.5	(0.5)	(1.0)
Other, net	0.1	0.1	0.2
Effective tax rate	29.9%	32.0%	30.6%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including tax settlements and lapses of the applicable statutes of limitations.

Federal income and foreign withholding taxes have not been provided on approximately $2,918 million of undistributed earnings of foreign subsidiaries at June 30, 2015.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2015	2014
Deferred tax assets:
Compensation related expenses	$218.5	$199.1
Inventory obsolescence and other inventory related reserves	82.2	80.1
Retirement benefit obligations	97.4	94.0
Various accruals not currently deductible	167.1	174.5
Net operating loss, credit and other carryforwards	117.5	111.3
Unrecognized state tax benefits and accrued interest	25.8	19.3
Other differences between tax and financial statement values	87.0	83.9
	795.5	762.2
Valuation allowance for deferred tax assets	(120.9)	(115.2)
Total deferred tax assets	674.6	647.0

Deferred tax liabilities:
Depreciation and amortization	(279.6)	(248.0)
Other differences between tax and financial statement values	(43.9)	(18.4)
Total deferred tax liabilities	(323.5)	(266.4)
Total net deferred tax assets	$351.1	$380.6

As of June 30, 2015 and 2014, the Company had current net deferred tax assets of $279.0 million and $295.1 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $72.1 million and $85.5 million as of June 30, 2015 and 2014, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2015 and 2014, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $430 million and $424 million, respectively.  With the exception of approximately $416 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2015, these carryforwards expire at various dates through fiscal 2035.  Deferred tax assets, net of valuation allowances, in the amount of $4.6 million and $11.1 million as of June 30, 2015 and 2014, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2015 and 2014, the Company had gross unrecognized tax benefits of $77.8 million and $58.1 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $51.6 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  The total gross accrued interest and penalty expense during fiscal 2015 in the accompanying consolidated statement of earnings was $5.9 million.  During fiscal 2014, the Company recognized a gross interest and penalty benefit of $1.7 million in the accompanying consolidated statement of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2015 and 2014 were $16.5 million and $12.5 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2015	2014

Beginning of the year balance of gross unrecognized tax benefits	$58.1	$64.0
Gross amounts of increases as a result of tax positions taken during a prior period	21.9	5.1
Gross amounts of decreases as a result of tax positions taken during a prior period	(8.1)	(10.5)
Gross amounts of increases as a result of tax positions taken during the current period	11.2	10.1
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(3.1)	(6.4)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2.2)	(4.2)
End of year balance of gross unrecognized tax benefits	$77.8	$58.1

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings from the Company’s global operations are subject to tax in various jurisdictions both within and outside the United States.  The Company participates in the U.S. Internal Revenue Service (the “IRS”) Compliance Assurance Program (“CAP”).  The objective of CAP is to reduce taxpayer burden and uncertainty while assuring the IRS of the accuracy of income tax returns prior to filing, thereby reducing or eliminating the need for post-filing examinations.

During the first and fourth quarters of fiscal 2015, the Company formally concluded the compliance process with respect to fiscal years 2013 and 2014, respectively, under the IRS CAP.  The conclusion of this process did not impact the Company’s consolidated financial statements.  As of June 30, 2015, the compliance process was ongoing with respect to fiscal year 2015.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

During fiscal 2015, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2015, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2015, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2013 – 2015
Canada	2008 – 2015
China	2011 – 2015
France	2012 – 2015
Germany	2013 – 2015
Hong Kong	2009 – 2015
Japan	2012 – 2015
Korea	2014 – 2015
Russia	2013 – 2015
Spain	2012 – 2015
Switzerland	2011 – 2015
United Kingdom	2014 – 2015
United States	2015
State of California	2012 – 2015
State and City of New York	2011 – 2015

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 9 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2015	2014
Advertising, merchandising and sampling	$293.8	$301.7
Employee compensation	463.3	468.2
Payroll and other taxes	142.0	161.2
Accrued income taxes	96.9	113.6
Other	474.4	469.1
	$1,470.4	$1,513.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2015
(In millions)	2015	2014	Committed	Uncommitted
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	$294.0	$—	$—	$—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	249.0	249.0	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	296.6	296.6	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.9	197.8	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	249.6	249.8	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	313.9	321.1	—	—
Commercial paper	—	—	—	1,000.0
Loan participation notes	—	—	—	150.0
Other long-term borrowings	6.5	10.4	—	—
Other current borrowings	29.8	18.4	—	163.0
Revolving credit facility	—	—	1,000.0	—
	1,637.3	1,343.1	$1,000.0	$1,313.0
Less current debt including current maturities	(29.8)	(18.4)
	$1,607.5	$1,324.7

As of June 30, 2015, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt Discount	Interest rate swap adjustments	Semi-annual interest payments
($ in millions)

2045 Senior Notes (1)	June 2015	97.999%	4.497%	$300.0	$(6.0)	$—	June 15/ December 15
2042 Senior Notes (2)	August 2012	99.567	3.724	250.0	(1.0)	—	February 15/ August 15
2037 Senior Notes (3)	May 2007	98.722	6.093	300.0	(3.4)	—	May 15/ November 15
2033 Senior Notes (4)	September 2003	98.645	5.846	200.0	(2.1)	—	April 15/ October 15
2022 Senior Notes (2)	August 2012	99.911	2.360	250.0	(0.2)	(0.2)	February 15/ August 15
2017 Senior Notes	May 2007	99.845	5.570	300.0	(0.1)	14.0	May 15/ November 15

(1) In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $300.0 million at a weighted-average all-in rate of 2.38%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a gain in OCI of $17.5 million that will be amortized against interest expense over the life of the 2045 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2045 Senior Notes will be 4.216% over the life of the debt.

(2) In September 2012, the Company used the net proceeds of the 2022 Senior Notes and 2042 Senior Notes to redeem the $230.1 million principal amount of its 7.75% Senior Notes due November 1, 2013 at a price of 108% of the principal amount and recorded a pre-tax expense on the extinguishment of debt of $19.1 million representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.  In June 2015, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its outstanding 2022 Senior Notes to variable interest rates based on three-month LIBOR plus a margin.

(3) In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted-average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in OCI of $0.9 million that is being amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

(4) In May 2003, in anticipation of the issuance of the 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted-average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that is being amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a $1.0 billion commercial paper program under which it may issue commercial paper in the United States.  At June 30, 2015, the Company had no commercial paper outstanding. At August 14, 2015, the Company had $220.0 million of commercial paper outstanding, which may be refinanced on a periodic basis as it matures at then-prevailing market interest rates.

The Company has a $1.0 billion senior unsecured revolving credit facility (the “Facility”) that the Company extended by one year and is currently set to expire on July 15, 2020.  The Company has a remaining option to extend the Facility one more year.  At June 30, 2015, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $1.0 million to establish the Facility, which costs are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on the Company’s current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2015 and 2014, the monthly average amount outstanding was approximately $15.4 million and $13.7 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 11.3% and 9.2%, respectively.

Refer to Note 14 — Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2015, over the next five fiscal years.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward contracts and may enter into option contracts to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances.  The Company also enters into foreign currency forward contracts and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet			Balance Sheet
(In millions)	Location	Fair Value (1)		Location	Fair Value (1)
		June 30			June 30
		2015	2014		2015	2014
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$41.1	$3.4	Other accrued liabilities	$4.2	$18.2

Interest rate swap contracts	Not applicable	—	—	Other accrued liabilities	0.2	—

Total Derivatives Designated as Hedging Instruments		41.1	3.4		4.4	18.2

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.0	0.8	Other accrued liabilities	4.1	0.9

Total Derivatives		$43.1	$4.2		$8.5	$19.1

(1) See Note 12 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	June 30			June 30
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$90.3	$(22.2)	Cost of sales	$9.1	$4.5
			Selling, general and administrative	28.7	2.7
Settled interest rate-related derivatives	17.5	—	Interest expense	0.4	0.3
Total derivatives	$107.8	$(22.2)		$38.2	$7.5

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(1.5) million and $0.4 million for fiscal 2015 and 2014, respectively.  The gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships was $1.8 million and $(0.5) million for fiscal 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		June 30
		2015	2014
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(0.2)	$—

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2015	2014
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(2.0)	$1.9

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of June 2017.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The ineffective portion of both foreign currency forward and option contracts is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of June 30, 2015, the Company’s foreign currency cash-flow hedges were highly effective.

At June 30, 2015, the Company had foreign currency forward contracts in the amount of $2,193.2 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($418.2 million), British pound ($409.3 million), Chinese yuan ($168.2 million), Swiss franc ($168.1 million), Canadian dollar ($158.4 million), Hong Kong dollar ($137.7 million) and Australian dollar ($123.0 million).

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

In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements, which were designated as cash-flow hedges.  See Note 10 — Debt for further discussion.

The estimated net gain on the Company’s derivative instruments designated as cash-flow hedges as of June 30, 2015 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $22.8 million.  The accumulated gain (loss) on derivative instruments in AOCI was $68.4 million and $(1.2) million as of June 30, 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness and anticipated issuance of debt for periods consistent with the identified exposures. The Company has interest rate swap agreements, with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its 2022 Senior Notes to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $43.1 million at June 30, 2015.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

During the fourth quarter of fiscal 2015, the Company renegotiated the terms related to certain of its derivative financial instruments that contained credit-risk-related contingent features.  As a result, the Company no longer holds instruments that contain such features.

NOTE 12 — FAIR VALUE MEASUREMENTS

The Company records certain of its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.  The accounting for fair value measurements must be applied to nonfinancial assets and nonfinancial liabilities that require initial remeasurement or remeasurement at fair value, which principally consist of assets and liabilities acquired through business combinations and goodwill, indefinite-lived intangible assets and long-lived assets for the purposes of calculating potential impairment.  The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The three levels of inputs that may be used to measure fair value are as follows:

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$43.1	$—	$43.1
Available-for-sale securities:
U.S. government and agency securities	—	265.8	—	265.8
Foreign government and agency securities	—	23.9	—	23.9
Corporate notes and bonds	—	182.4	—	182.4
Time deposits	—	410.8	—	410.8
Other securities	—	34.9	—	34.9
Total	$—	$960.9	$—	$960.9

Liabilities:
Foreign currency forward contracts	$—	$8.3	$—	$8.3
Interest rate swap contracts	—	0.2	—	0.2
Contingent consideration	—	—	159.3	159.3
Total	$—	$8.5	$159.3	$167.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$4.2	$—	$4.2
Available-for-sale securities	7.6	—	—	7.6
Total	$7.6	$4.2	$—	$11.8

Liabilities:
Foreign currency forward contracts	$—	$19.1	$—	$19.1

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2015		2014
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,021.4	$1,021.4	$1,629.1	$1,629.1
Available-for-sale securities	917.8	917.8	7.6	7.6
Note receivable	—	—	8.4	8.5
Current and long-term debt	1,637.3	1,697.5	1,343.1	1,428.3
Additional purchase price payable	37.0	37.0	—	—
Contingent consideration	159.3	159.3	—	—

Derivatives
Foreign currency forward contracts — asset (liability)	34.8	34.8	(14.9)	(14.9)
Interest rate swap contracts — asset (liability)	(0.2)	(0.2)	—	—

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swap contracts — The fair values of the Company’s interest rate swap contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as swap yield curves and LIBOR forward rates, were obtained from independent pricing services.

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

Changes in the fair value of the contingent consideration obligations for the fiscal year ended June 30, 2015 were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2014	$—
Acquisitions	152.0
Change in fair value	7.3
Contingent consideration at June 30, 2015	$159.3

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

Retirement Growth Account Plan (U.S.)

The Retirement Growth Account Plan is a trust-based, noncontributory qualified defined benefit pension plan.  The Company seeks to maintain appropriate funded percentages.  For contributions, the Company would seek to contribute an amount or amounts that would not be less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and subsequent pension legislation, and would not be more than the maximum amount deductible for income tax purposes.

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

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$755.2	$676.0	$598.7	$508.6	$186.7	$169.7
Service cost	31.7	31.6	23.8	24.8	3.3	3.4
Interest cost	30.4	31.2	17.3	19.1	7.6	8.0
Plan participant contributions	—	—	3.2	3.5	0.8	0.8
Actuarial loss (gain)	10.0	51.4	38.6	41.4	(11.9)	12.3
Foreign currency exchange rate impact	—	—	(65.1)	34.9	(4.1)	(0.5)
Benefits, expenses, taxes and premiums paid	(32.9)	(36.8)	(24.9)	(21.5)	(7.1)	(7.0)
Plan amendments	—	1.8	—	(8.5)	—	—
Settlements and curtailments	—	—	(5.9)	(3.6)	—	—
Special termination benefits	—	—	0.5	—	—	—
Benefit obligation at end of year	$794.4	$755.2	$586.2	$598.7	$175.3	$186.7

Change in plan assets:
Fair value of plan assets at beginning of year	$723.0	$659.7	$513.7	$438.6	$31.7	$27.7
Actual return on plan assets	1.0	92.9	59.5	35.7	0.2	4.0
Foreign currency exchange rate impact	—	—	(51.6)	33.1	—	—
Employer contributions	29.9	7.2	22.8	27.9	6.3	6.2
Plan participant contributions	—	—	3.2	3.5	0.8	0.8
Settlements	—	—	(3.4)	(3.6)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(32.9)	(36.8)	(24.9)	(21.5)	(7.1)	(7.0)
Fair value of plan assets at end of year	$721.0	$723.0	$519.3	$513.7	$31.9	$31.7

Funded status	$(73.4)	$(32.2)	$(66.9)	$(85.0)	$(143.4)	$(155.0)

Amounts recognized in the Balance Sheet consist of:
Other assets	$44.3	$79.5	$68.8	$55.7	$—	$—
Other accrued liabilities	(14.4)	(14.1)	(3.3)	(6.6)	(6.1)	(6.2)
Other noncurrent liabilities	(103.3)	(97.6)	(132.4)	(134.1)	(137.3)	(148.8)
Funded status	(73.4)	(32.2)	(66.9)	(85.0)	(143.4)	(155.0)
Accumulated other comprehensive loss	198.6	149.8	125.1	153.5	22.5	34.9
Net amount recognized	$125.2	$117.6	$58.2	$68.5	$(120.9)	$(120.1)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$31.7	$31.6	$33.8	$23.8	$24.8	$24.0	$3.3	$3.4	$4.3
Interest cost	30.4	31.2	26.6	17.3	19.1	17.9	7.6	8.0	7.8
Expected return on assets	(50.1)	(46.8)	(45.2)	(21.5)	(20.8)	(19.2)	(2.3)	(2.0)	(2.0)
Amortization of:
Actuarial loss (gain)	9.8	7.4	14.5	10.4	9.2	9.3	1.5	0.8	4.4
Prior service cost	0.6	0.7	0.7	2.1	2.9	2.8	0.8	0.8	0.8
Transition (asset) obligation	—	—	—	—	—	(0.1)	—	—	—
Settlements	—	—	—	(0.5)	0.6	0.7	—	—	—
Curtailments	—	—	—	(0.9)	—	(0.2)	—	—	—
Special termination benefits	—	—	—	0.5	—	2.2	—	—	—
Net periodic benefit cost	$22.4	$24.1	$30.4	$31.2	$35.8	$37.4	$10.9	$11.0	$15.3

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	3.70 — 4.40%	3.60 — 4.30%	4.30 — 4.90%	.75 — 7.00%	.50 — 6.75%	1.00 — 7.25%	4.25 — 9.00%	4.10 — 9.00%	4.75 — 8.75%

Rate of compensation increase	3.00 — 7.00%	3.00 — 7.00%	4.00 — 12.00%	0 — 5.50%	1.00 — 5.50%	1.00 — 5.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	3.60 — 4.30%	4.30 — 4.90%	3.90%	.50 — 6.75%	1.00 — 7.25%	1.00 — 7.00%	4.10 — 9.00%	4.75 — 8.75%	3.70 — 8.65%

Expected return on assets	7.50%	7.50%	7.50%	2.00 — 6.75%	2.25 — 7.25%	2.25 — 7.00%	7.50%	7.50%	7.50%

Rate of compensation increase	3.00 — 7.00%	4.00 — 12.00%	4.00 — 12.00%	1.00 — 5.50%	1.00 — 5.50%	1.00 — 6.00%	N/A	N/A	N/A

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 6.85% while the weighted-average ultimate trend rate of 4.54% is expected to be reached in approximately 13 years.  A one-percentage-point change in assumed health care cost trend rates for fiscal 2015 would have had the following effects:

(In millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease

Effect on total service and interest costs	$1.3	$(1.0)
Effect on post-retirement benefit obligations	$15.1	$(10.1)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in AOCI (before tax) as of June 30, 2015 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial losses, beginning of year	$145.7	$148.2	$31.6	$325.5
Actuarial (gains) losses recognized	59.2	(1.2)	(9.7)	48.3
Amortization and settlements included in net periodic benefit cost	(9.8)	(9.9)	(1.5)	(21.2)
Translation adjustments	—	(14.9)	(0.4)	(15.3)
Net actuarial losses, end of year	195.1	122.2	20.0	337.3

Net prior service cost (credit), beginning of year	4.1	5.3	3.3	12.7
Amortization and curtailments included in net periodic benefit cost	(0.6)	(1.9)	(0.8)	(3.3)
Translation adjustments	—	(0.5)	—	(0.5)
Net prior service cost, end of year	3.5	2.9	2.5	8.9

Total amounts recognized in AOCI	$198.6	$125.1	$22.5	$346.2

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2016 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Prior service cost	$0.6	$2.0	$0.8
Net actuarial loss	$11.2	$10.9	$0.4

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2015	2014	2015	2014	2015	2014

Projected benefit obligation	$676.7	$643.5	$117.7	$111.7	$586.2	$598.7
Accumulated benefit obligation	$632.9	$598.4	$103.9	$97.0	$524.1	$531.4
Fair value of plan assets	$721.0	$723.0	$—	$—	$519.3	$513.7

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $256.8 million and $270.7 million and aggregate fair value of plan assets of $121.1 million and $129.9 million at June 30, 2015 and 2014, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $201.9 million and $199.1 million and aggregate fair value of plan assets of $94.6 million and $89.2 million at June 30, 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2016	$—	$23.3	$—
Expected benefit payments for year ending June 30,
2016	64.5	18.9	6.2
2017	62.4	20.3	7.0
2018	61.0	20.4	7.6
2019	56.9	19.9	8.3
2020	59.2	20.0	9.2
Years 2021 — 2025	306.1	133.3	57.2

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

The Company’s target asset allocation at June 30, 2015 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	30%	20%	30%
Debt securities	39%	48%	39%
Other	31%	32%	31%
	100%	100%	100%

The following is a description of the valuation methodologies used for plan assets measured at fair value:

Cash and Cash Equivalents — Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash and time deposits. The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Short-term investment funds — The fair values are determined using the Net Asset Value (“NAV”) provided by the administrator of the fund.  These assets are classified within Level 2 of the valuation hierarchy and the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions.

Government and agency securities — The fair values are determined using third-party pricing services using market prices or prices derived from observable market inputs such as benchmark curves, broker/dealer quotes, and other industry and economic factors.  These investments are classified within Level 2 of the valuation hierarchy.

Debt instruments — The fair values are determined using third-party pricing services using market prices or prices derived from observable market inputs such as credit spreads, broker/dealer quotes, benchmark curves and other industry and economic factors.  These investments are classified within Level 2 of the valuation hierarchy.

Equity securities — The fair values are determined using the closing price reported on a major market where the individual securities are traded.  These investments are classified within Level 1 of the valuation hierarchy.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commingled funds — The fair values of publicly traded funds are based upon market quotes and are classified within Level 1 of the valuation hierarchy.  The fair values for non-publicly traded funds are determined using the NAV provided by the administrator of the fund.  Those investments where the Company has the ability to redeem at the measurement date or within the near term are classified within Level 2 of the valuation hierarchy.  When the Company is unable to redeem in the near term, these investments are classified within Level 3.

Insurance contracts — The fair values are based on negotiated value and the underlying investments held in separate account portfolios as well as considering the creditworthiness of the issuer.  The underlying investments are primarily government, asset-backed and fixed income securities.  Insurance contracts are generally classified as Level 3 as there are no quoted prices or other observable inputs for pricing.

Interests in limited partnerships and hedge fund investments — The fair values are determined using the NAV provided by the administrator of the partnership/fund.  Those investments where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions are classified within Level 2 of the valuation hierarchy. When the Company is unable to redeem in the near term, these investments are classified within Level 3.

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2.8	$—	$—	$2.8
Short-term investment funds	—	53.1	—	53.1
Government and agency securities	—	30.5	—	30.5
Equity securities	22.8	—	—	22.8
Debt instruments	—	168.9	—	168.9
Commingled funds	247.5	550.4	35.0	832.9
Insurance contracts	—	—	40.4	40.4
Limited partnerships and hedge fund investments	—	106.8	14.0	120.8
Total	$273.1	$909.7	$89.4	$1,272.2

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2014:

(In millions)	Level 1	Level 2	Level 3	Total

Short-term investment funds	$22.4	$28.0	$—	$50.4
Government and agency securities	—	39.7	—	39.7
Equity securities	44.1	—	—	44.1
Debt instruments	—	173.8	—	173.8
Commingled funds	251.2	504.4	34.5	790.1
Insurance contracts	—	—	51.2	51.2
Limited partnerships and hedge fund investments	—	52.2	67.0	119.2
Total	$317.7	$798.1	$152.7	$1,268.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 plan assets for fiscal 2015:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2014	$34.5	$51.2	$67.0	$152.7
Actual return on plan assets:
Relating to assets still held at the reporting date	3.1	2.4	1.8	7.3
Relating to assets sold during the year	1.1	—	0.1	1.2
Transfers in (out)	—	—	(54.6)	(54.6)
Purchases, sales, issuances and settlements, net	(1.0)	(3.7)	(0.3)	(5.0)
Foreign exchange impact	(2.7)	(9.5)	—	(12.2)
Balance as of June 30, 2015	$35.0	$40.4	$14.0	$89.4

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $35.1 million, $33.3 million and $25.1 million for fiscal 2015, 2014 and 2013, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the change in the value of cash units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $74.7 million and $69.0 million as of June 30, 2015 and 2014, respectively.  The expense for fiscal 2015, 2014 and 2013 was $8.6 million, $10.6 million and $12.2 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2015:

		Payments Due in Fiscal
(In millions)	Total	2016	2017	2018	2019	2020	Thereafter

Debt service (1)	$2,970.6	$104.4	$378.4	$59.4	$58.4	$57.8	$2,312.2
Operating lease commitments (2)	1,927.8	299.8	279.4	252.5	205.7	168.6	721.8
Unconditional purchase obligations (3)	2,871.9	1,338.9	358.4	401.5	288.5	389.5	95.1
Gross unrecognized tax benefits and interest — current (4)	5.2	5.2	—	—	—	—	—
Total contractual obligations	$7,775.5	$1,748.3	$1,016.2	$713.4	$552.6	$615.9	$3,129.1

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt are projected to be $74.4 million in fiscal 2016 and fiscal 2017, $57.8 million in each of the years from fiscal 2018 through fiscal 2020 and $1,012.2 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2015.  Refer to Note 10 — Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $402.2 million, $356.1 million and $332.4 million in fiscal 2015, 2014 and 2013, respectively.

(3)             Unconditional purchase obligations primarily include: inventory commitments, additional purchase price payable and contingent consideration which resulted from the fiscal 2015 acquisitions, earn-out payments related to the acquisition of Bobbi Brown,  royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, non-discretionary planned funding of pension and other post-retirement benefit obligations and commitments pursuant to executive compensation arrangements.  Future contingent consideration, earn-out payments and royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2015, without consideration for potential renewal periods.

(4)        Refer to Note 8 — Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2015, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $89.1 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — COMMON STOCK

As of June 30, 2015, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2012	237,119.5	151,778.1
Acquisition of treasury stock	(6,718.8)	—
Conversion of Class B to Class A	2,800.0	(2,800.0)
Stock-based compensation	5,815.5	—
Balance at June 30, 2013	239,016.2	148,978.1
Acquisition of treasury stock	(9,602.2)	—
Conversion of Class B to Class A	250.0	(250.00)
Stock-based compensation	4,492.4	—
Balance at June 30, 2014	234,156.4	148,728.1
Acquisition of treasury stock	(12,397.1)	—
Conversion of Class B to Class A	1,682.0	(1,682.0)
Stock-based compensation	4,394.9	—
Balance at June 30, 2015	227,836.2	147,046.1

The Company is authorized by the Board of Directors to repurchase up to 216.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2015, the cumulative total of acquired shares pursuant to the authorization was 187.6 million, reducing the remaining authorized share repurchase balance to 28.4 million.  Subsequent to June 30, 2015 and as of August 14, 2015, the Company purchased approximately 2.0 million additional shares of Class A Common Stock for $175.0 million pursuant to its share repurchase program.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2015:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2014	August 29, 2014	September 15, 2014	$.20
November 3, 2014	November 28, 2014	December 15, 2014	$.24
February 4, 2015	February 27, 2015	March 16, 2015	$.24
May 4, 2015	May 29, 2015	June 15, 2015	$.24

On August 14, 2015, a dividend was declared in the amount of $.24 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2015 to stockholders of record at the close of business on August 31, 2015.

NOTE 16 — STOCK PROGRAMS

As of June 30, 2015, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 66,206,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2015, approximately 11,124,800 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards include stock options, performance share units (“PSU”), restricted stock units (“RSU”), performance share units based on total stockholder return, market share units (“MSU”) and share units.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, PSUs, RSUs, PSUs based on total stockholder return, MSUs and share units.  Stock-based compensation expense and related income tax benefits are as follows:

	Year Ended June 30
(In millions)	2015	2014	2013
Stock-based compensation expense	$165.0	$152.6	$145.8
Income tax benefit	54.1	50.2	47.6

As of June 30, 2015, the total unrecognized compensation cost related to unvested stock-based awards was $107.7 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of June 30, 2015 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2014	14,127.8	$41.51
Granted at fair value	2,172.0	76.12
Exercised	(2,710.6)	37.41
Expired	(33.9)	35.70
Forfeited	(118.2)	65.79
Outstanding at June 30, 2015	13,437.1	47.73	$523.1	6.2

Vested and expected to vest at June 30, 2015	13,337.2	47.55	$521.6	6.2

Exercisable at June 30, 2015	9,172.2	37.50	$450.9	5.2

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2015	2014	2013
Per-share weighted-average grant date fair value of stock options granted	$22.44	$23.13	$20.30

Intrinsic value of stock options exercised	$114.2	$104.7	$145.8

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2015	2014	2013
Weighted-average expected stock-price volatility	28%	33%	34%
Weighted-average expected option life	7 years	7 years	8 years
Average risk-free interest rate	2.2%	2.5%	1.2%
Average dividend yield	1.1%	1.1%	1.0%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Performance Share Units

During fiscal 2015, the Company granted approximately 261,700 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2017, all subject to the continued employment or retirement of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs granted in fiscal 2015 are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs generally vest at the end of the performance period.  Approximately 272,400 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 249,900 PSUs that vested as of June 30, 2015.  In September 2014, approximately 377,300 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 259,700 PSUs which vested as of June 30, 2014.

The following is a summary of the status of the Company’s PSUs as of June 30, 2015 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2014	538.6	$63.53
Granted	261.7	76.23
Vested	(249.9)	59.00
Forfeited	—	—
Nonvested at June 30, 2015	550.4	71.59

Restricted Stock Units

The Company granted approximately 1,434,000 RSUs during fiscal 2015 which, at the time of grant, were scheduled to vest as follows: 502,700 in fiscal 2016, 518,600 in fiscal 2017 and 412,700 in fiscal 2018.  All RSUs are subject to the continued employment or retirement of the grantees.  The RSUs granted in fiscal 2015 are accompanied by dividend equivalent rights, payable upon settlement of the RSU either in cash or shares (based on the terms of the particular award) upon settlement of the RSU and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of June 30, 2015 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2014	2,222.1	$62.21
Granted	1,434.0	76.16
Dividend equivalents	11.0	79.70
Vested	(987.3)	60.81
Forfeited	(87.7)	68.80
Nonvested at June 30, 2015	2,592.1	70.31

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

The grant date fair value of the PSUs of $11.0 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant and the dividend yield is based on historical experience. At June 30, 2015, the end of the first performance period under the grant, 42,549 shares of the Company’s Class A Common Stock are anticipated to be issued, and related dividends to be paid, in accordance with the terms of the grant.

Market Share Unit

The Company had one outstanding market share unit, which vested on June 30, 2014.  The market share unit had a grant date fair value of $10.6 million that was estimated using a lattice model with a Monte Carlo simulation and the following assumptions: contractual life of 41 months, a weighted-average expected volatility of 29%, a weighted-average risk-free interest rate of 1.6% and a weighted-average dividend yield of 1.0%.  The Company used an expected stock-price volatility assumption that is a combination of both current and historical implied volatilities from options on the underlying stock.  The implied volatilities were obtained from publicly available data sources.  The expected life was equal to the contractual term of the grant.  The average risk-free interest rate was based on the U.S. Treasury strip rates over the contractual term of the grant and the average dividend yield was based on historical experience.  In accordance with the terms of the grant, the maximum award of 320,000 shares of the Company’s Class A Common Stock were issued, and related dividends were paid. The number of shares equaled the maximum payout under the award, because the average closing stock price per share of the Company’s Class A Common Stock on the New York Stock Exchange during the last 20 trading days ending on June 30, 2014 exceeded $75.00 per share.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of the Company’s Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.

The following is a summary of the status of the Company’s share units as of June 30, 2015 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2014	98.8	$37.67
Granted	10.2	71.33
Dividend equivalents	1.3	78.44
Converted	—	—
Outstanding at June 30, 2015	110.3	41.24

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $3.4 million, $2.4 million and $3.0 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2015, 2014 and 2013, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2015	2014	2013
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,088.9	$1,204.1	$1,019.8

Denominator:
Weighted-average common shares outstanding — Basic	379.3	386.2	387.6
Effect of dilutive stock options	4.6	5.0	5.5
Effect of PSUs	0.1	0.1	—
Effect of RSUs	1.6	1.4	1.4
Effect of performance share units based on TSR	0.1	0.1	0.1
Effect of MSU	—	0.3	0.3
Weighted-average common shares outstanding — Diluted	385.7	393.1	394.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.87	$3.12	$2.63
Diluted	2.82	3.06	2.58

As of June 30, 2015, there were no anti-dilutive stock options to be excluded from the computation of diluted EPS.  As of June 30, 2014 and 2013, 0.1 million outstanding stock options were excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2015, 2014 and 2013, 0.6 million, 0.5 million and 0.5 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16 — Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2015	2014	2013
Net unrealized investment gains (losses), beginning of year	$1.4	$0.8	$0.5
Unrealized investment gains (losses)	0.5	0.9	0.4
Benefit (provision) for deferred income taxes	(0.2)	(0.3)	(0.1)
Reclassification to earnings during the year (1)	(2.4)	—	—
Benefit (provision) for deferred income taxes on reclassification (2)	0.8	—	—
Translation adjustments	(0.2)	—	—
Net unrealized investment gains (losses), end of year	(0.1)	1.4	0.8

Net derivative instruments, beginning of year	(0.9)	18.3	17.4
Gain (loss) on derivative instruments	107.8	(22.2)	10.3
Benefit (provision) for deferred income taxes	(38.3)	7.9	(3.6)
Reclassification to earnings during the year:
Foreign currency forward contracts (3)	(37.8)	(7.2)	(8.8)
Settled interest rate-related derivatives (4)	(0.4)	(0.3)	(0.3)
Benefit (provision) for deferred income taxes on reclassification (2)	13.5	2.6	3.3
Net derivative instruments, end of year	43.9	(0.9)	18.3

Net pension and post-retirement adjustments, beginning of year	(233.0)	(213.7)	(293.5)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(48.3)	(42.1)	92.8
Net prior service credit (cost) recognized	—	6.7	—
Translation adjustments	15.8	(10.2)	3.5
Benefit (provision) for deferred income taxes	13.2	10.4	(36.8)
Amortization, settlements and curtailments included in net periodic benefit cost (5):
Net actuarial (gains) losses	21.2	18.0	28.9
Net prior service cost (credit)	3.3	4.4	4.3
Net transition asset (obligation)	—	—	(0.1)
Benefit (provision) for deferred income taxes on reclassification	(7.2)	(6.5)	(12.8)
Net pension and post-retirement adjustments, end of year	(235.0)	(233.0)	(213.7)

Cumulative translation adjustments, beginning of year	132.2	37.1	62.7
Translation adjustments	(319.5)	96.7	(24.5)
Benefit (provision) for deferred income taxes	(3.0)	(1.6)	(1.1)
Cumulative translation adjustments, end of year	(190.3)	132.2	37.1

Accumulated other comprehensive income (loss)	$(381.5)	$(100.3)	$(157.5)

(1)  Amounts recorded in Interest income and investment income, net in the accompanying consolidated statements of earnings.

(2) Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.

(3)  For the year ended June 30, 2015, $9.1 million and $28.7 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2014, $4.5 million and $2.7 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.

(4) Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.

(5) See Note 13 — Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2015	2014	2013
Cash:
Cash paid during the year for interest	$65.5	$66.0	$85.4
Cash paid during the year for income taxes	$417.4	$534.7	$500.2

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(10.1)	$(8.1)	$(9.8)
Capital lease obligations incurred	$8.7	$12.9	$5.0
Pending purchase price true-up payment	$10.6	$—	$—
Property, plant and equipment accrued but unpaid	$28.6	$30.5	$28.3
Note receivable	$—	$—	$(16.8)

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

Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, other income, interest expense, interest income and investment income, net, interest expense on debt extinguishment and total charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed a company-wide program to redesign the Company’s organizational structure.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2015	2014	2013
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$4,478.7	$4,769.8	$4,465.3
Makeup	4,304.6	4,210.2	3,876.9
Fragrance	1,416.4	1,425.0	1,310.8
Hair Care	530.6	515.6	488.9
Other	50.1	48.1	41.3
	10,780.4	10,968.7	10,183.2
(Returns) adjustments associated with restructuring activities	—	0.1	(1.5)
	$10,780.4	$10,968.8	$10,181.7

Depreciation and Amortization:
Skin Care	$158.1	$157.1	$139.6
Makeup	168.4	166.1	144.6
Fragrance	54.3	49.4	42.5
Hair Care	25.9	11.1	9.5
Other	2.6	0.9	0.7
	$409.3	$384.6	$336.9

Goodwill and Other Intangible Asset Impairments:
Skin Care	$—	$—	$17.7
Makeup	—	—	—
Fragrance	—	—	—
Hair Care	—	—	—
Other	—	—	—
	$—	$—	$17.7

Operating Income (Loss) before total (charges) adjustments associated with restructuring activities:
Skin Care	$832.2	$975.8	$830.1
Makeup	659.3	715.9	580.4
Fragrance	82.8	104.1	120.3
Hair Care	37.9	33.7	26.7
Other	(5.9)	(4.8)	(13.7)
	1,606.3	1,824.7	1,543.8
Reconciliation:
Total (charges) adjustments associated with restructuring activities	—	2.9	(17.8)
Interest expense	(60.0)	(59.4)	(63.1)
Interest income and investment income, net	14.3	8.6	8.3
Other income	—	—	23.1
Interest expense on debt extinguishment	—	—	(19.1)
Earnings before income taxes	$1,560.6	$1,776.8	$1,475.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2015	2014	2013
GEOGRAPHIC DATA
Net Sales:
The Americas	$4,513.8	$4,572.3	$4,302.9
Europe, the Middle East & Africa	4,086.4	4,163.7	3,758.7
Asia/Pacific	2,180.2	2,232.7	2,121.6
	10,780.4	10,968.7	10,183.2
(Returns) adjustments associated with restructuring activities	—	0.1	(1.5)
	$10,780.4	$10,968.8	$10,181.7

Operating Income (Loss):
The Americas	$302.3	$537.3	$423.2
Europe, the Middle East & Africa	943.3	938.3	813.4
Asia/Pacific	360.7	349.1	307.2
	1,606.3	1,824.7	1,543.8
Total (charges) adjustments associated with restructuring activities	—	2.9	(17.8)
	$1,606.3	$1,827.6	$1,526.0

Total Assets:
The Americas	$4,909.9	$4,346.2	$3,838.0
Europe, the Middle East & Africa	2,614.2	2,657.0	2,610.8
Asia/Pacific	715.1	865.6	696.4
	$8,239.2	$7,868.8	$7,145.2

Long-Lived Assets (property, plant and equipment, net):
The Americas	$956.8	$954.4	$887.7
Europe, the Middle East & Africa	399.9	410.2	349.7
Asia/Pacific	133.5	138.0	113.3
	$1,490.2	$1,502.6	$1,350.7

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2015, 2014 and 2013 were $3,972.1 million, $3,999.5 million and $3,756.1 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2015, 2014 and 2013 were $855.9 million, $849.9 million and $805.6 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2015 and 2014:

	Quarter Ended
(In millions, except per share data)	September 30	December 31	March 31	June 30	Total Year

Fiscal 2015
Net Sales (1)	$2,631.0	$3,044.5	$2,580.5	$2,524.4	$10,780.4
Gross Profit	2,094.4	2,471.4	2,077.6	2,036.4	8,679.8
Operating Income (1) (2)	348.0	632.8	397.2	228.3	1,606.3
Net Earnings Attributable to The Estée Lauder Companies Inc.	228.1	435.7	272.1	153.0	1,088.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.60	1.15	.72	.41	2.87
Diluted	.59	1.13	.71	.40	2.82

Fiscal 2014
Net Sales(1)	$2,675.0	$3,018.7	$2,549.8	$2,725.3	$10,968.8
Gross Profit	2,130.9	2,437.1	2,051.1	2,191.5	8,810.6
Operating Income (1) (2)	449.5	656.3	341.6	380.2	1,827.6
Net Earnings Attributable to The Estée Lauder Companies Inc.	300.7	432.5	213.2	257.7	1,204.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.78	1.11	.55	.67	3.12
Diluted	.76	1.09	.54	.66	3.06

(1)             As a result of the Company’s July 2014 SMI rollout, approximately $178 million of accelerated orders were recorded as net sales (approximately $127 million as operating income or $.21 per diluted common share) in the fiscal 2014 fourth quarter that would have occurred in the fiscal 2015 first quarter.

(2)             Fiscal 2015 third quarter results include a charge related to the remeasurement of net monetary assets in Venezuela of $(5.3) million, before and after tax, or $(.01) per diluted common share.  Fiscal 2014 third quarter results include a charge related to the remeasurement of net monetary assets in Venezuela of $(38.3) million, before and after tax, or $(.10) per diluted common share.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2015

(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2015	$23.9	$7.2	$—	$10.5	(a)	$20.6

Year ended June 30, 2014	$22.7	$9.5	$—	$8.3	(a)	$23.9

Year ended June 30, 2013	$31.1	$14.6	$—	$23.0	(a)	$22.7

Sales return accrual:

Year ended June 30, 2015	$93.7	$399.7	$—	$396.1	(b)	$97.3

Year ended June 30, 2014	$74.6	$410.2	$—	$391.1	(b)	$93.7

Year ended June 30, 2013	$64.8	$364.7	$—	$354.9	(b)	$74.6

Deferred tax valuation allowance:

Year ended June 30, 2015	$115.2	$9.8	$—	$4.1		$120.9

Year ended June 30, 2014	$92.9	$22.9	$—	$0.6		$115.2

Year ended June 30, 2013	$73.2	$21.1	$—	$1.4		$92.9

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

4.12

Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

Exhibit Number	Description
10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on August 23, 2013) (SEC File No. 1-14064). * †

10.5	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.6	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 10, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder dated as of May 13, 2015. †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

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

Exhibit Number	Description
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

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16i

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16j

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.16k

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

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan for Employees other than Executive Officers (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16q

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

Exhibit Number	Description
10.16t

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). *†

10.16u

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). *†

10.16v

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16w

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.18

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.18a

Amendment No. 1 dated as of May 28, 2015, to the Credit Agreement, dated as of July 15, 2014 (the “Credit Agreement”), by and among The Estée Lauder Companies Inc. (the “Company”), the eligible subsidiaries of the Company as listed in the Credit Agreement, the lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender.

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

10.23a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014. †

Exhibit Number	Description
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