Form 10-Q
period 2015-09-30
ESTEE LAUDER COMPANIES INC
filed 2015-11-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

At October 26, 2015, 222,578,287 shares of the registrant’s Class A Common Stock, $.01 par value, and 146,658,737 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2015	2014
	(In millions, except per share data)

Net Sales	$2,834.7	$2,631.0
Cost of Sales	577.2	536.6

Gross Profit	2,257.5	2,094.4

Operating Expenses
Selling, general and administrative	1,804.3	1,746.4

Operating Income	453.2	348.0

Interest expense	17.1	14.8
Interest income and investment income, net	3.0	1.6
Earnings before Income Taxes	439.1	334.8

Provision for income taxes	128.3	105.6
Net Earnings	310.8	229.2

Net earnings attributable to noncontrolling interests	(1.5)	(1.1)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$309.3	$228.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.83	$.60
Diluted	$.82	$.59

Weighted-average common shares outstanding
Basic	372.5	381.8
Diluted	379.0	388.2

Cash dividends declared per common share	$.24	$.20

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
	2015	2014
	(In millions)

Net earnings	$310.8	$229.2

Other comprehensive income (loss):
Net unrealized investment gain (loss)	0.5	0.1
Net derivative instrument gain (loss)	11.2	33.8
Amounts included in net periodic benefit cost	6.4	6.6
Translation adjustments	(79.2)	(129.9)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(6.7)	(16.0)
Total other comprehensive income (loss)	(67.8)	(105.4)
Comprehensive income (loss)	243.0	123.8

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(1.5)	(1.1)
Translation adjustments	(0.1)	1.6
	(1.6)	0.5
Comprehensive income attributable to The Estée Lauder Companies Inc.	$241.4	$124.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2015	2015
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$408.5	$1,021.4
Short-term investments	670.8	503.7
Accounts receivable, net	1,539.2	1,174.5
Inventory and promotional merchandise, net	1,176.7	1,215.8
Prepaid expenses and other current assets	588.1	553.1
Total current assets	4,383.3	4,468.5

Property, Plant and Equipment, net	1,468.5	1,490.2

Other Assets
Long-term investments	710.1	420.3
Goodwill	1,144.8	1,144.8
Other intangible assets, net	321.9	326.6
Other assets	396.8	388.8
Total other assets	2,573.6	2,280.5
Total assets	$8,425.4	$8,239.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$453.7	$29.8
Accounts payable	514.6	635.4
Other accrued liabilities	1,486.0	1,470.4
Total current liabilities	2,454.3	2,135.6

Noncurrent Liabilities
Long-term debt	1,612.5	1,607.5
Other noncurrent liabilities	856.6	841.8
Total noncurrent liabilities	2,469.1	2,449.3

Contingencies (Note 7)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2015 and June 30, 2015; shares issued: 419,406,314 at September 30, 2015 and 418,530,857 at June 30, 2015; Class B shares authorized: 304,000,000 at September 30, 2015 and June 30, 2015; shares issued and outstanding: 146,658,737 at September 30, 2015 and 147,046,137 at June 30, 2015	5.7	5.7
Paid-in capital	2,953.8	2,871.6
Retained earnings	7,223.7	7,004.1
Accumulated other comprehensive loss	(449.4)	(381.5)
	9,733.8	9,499.9
Less: Treasury stock, at cost; 195,375,176 Class A shares at September 30, 2015 and 190,694,630 Class A shares at June 30, 2015	(6,243.4)	(5,856.7)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,490.4	3,643.2
Noncontrolling interests	11.6	11.1
Total equity	3,502.0	3,654.3
Total liabilities and equity	$8,425.4	$8,239.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net earnings	$310.8	$229.2
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	98.1	100.6
Deferred income taxes	(20.8)	(18.3)
Non-cash stock-based compensation	68.7	62.1
Excess tax benefits from stock-based compensation arrangements	(3.8)	(7.4)
Loss on disposal of property, plant and equipment	2.4	5.0
Pension and post-retirement benefit expense	17.6	17.1
Pension and post-retirement benefit contributions	(6.4)	(5.0)
Change in fair value of contingent consideration	4.7	—
Other non-cash items	(0.1)	(2.6)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(389.0)	(167.9)
Decrease (increase) in inventory and promotional merchandise, net	17.0	(9.7)
Increase in other assets, net	(21.9)	(37.1)
Increase (decrease) in accounts payable	(100.8)	12.0
Increase (decrease) in other accrued and noncurrent liabilities	31.7	(50.3)
Net cash flows provided by operating activities	8.2	127.7

Cash Flows from Investing Activities
Capital expenditures	(89.9)	(78.7)
Payments for acquired businesses, net of cash acquired	(19.3)	(10.0)
Proceeds from disposition of investments	232.8	8.4
Purchases of investments	(688.1)	—
Net cash flows used for investing activities	(564.5)	(80.3)

Cash Flows from Financing Activities
Proceeds (repayments) of current debt, net	426.2	(2.9)
Debt issuance costs	—	(1.0)
Repayments and redemptions of long-term debt	(2.4)	(3.6)
Net proceeds from stock-based compensation transactions	6.2	12.6
Excess tax benefits from stock-based compensation arrangements	3.8	7.4
Payments to acquire treasury stock	(387.0)	(207.0)
Dividends paid to stockholders	(89.7)	(77.5)
Payments to noncontrolling interest holders for dividends	(1.1)	(0.6)
Net cash flows used for financing activities	(44.0)	(272.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12.6)	(8.5)
Net Decrease in Cash and Cash Equivalents	(612.9)	(233.7)
Cash and Cash Equivalents at Beginning of Period	1,021.4	1,629.1
Cash and Cash Equivalents at End of Period	$408.5	$1,395.4

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(83.6) million and $(136.7) million, net of tax, during the three months ended September 30, 2015 and 2014, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(4.9) million and $(9.9) million during the three months ended September 30, 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $22.2 million and $20.6 million as of September 30, 2015 and June 30, 2015, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $338.7 million, or 12%, and $292.8 million, or 11%, of the Company’s consolidated net sales for the three months ended September 30, 2015 and 2014, respectively.  This customer accounted for $260.6 million, or 17%, and $139.1 million, or 12%, of the Company’s accounts receivable at September 30, 2015 and June 30, 2015, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	September 30	June 30
(In millions)	2015	2015

Raw materials	$265.7	$306.9
Work in process	132.8	168.7
Finished goods	609.4	581.3
Promotional merchandise	168.8	158.9
	$1,176.7	$1,215.8

Property, Plant and Equipment

	September 30	June 30
(In millions)	2015	2015
Assets (Useful Life)
Land	$15.2	$15.4
Buildings and improvements (10 to 40 years)	182.3	184.9
Machinery and equipment (3 to 10 years)	673.4	671.3
Computer hardware and software (4 to 15 years)	1,024.9	1,012.4
Furniture and fixtures (5 to 10 years)	70.3	73.7
Leasehold improvements	1,641.0	1,621.9
	3,607.1	3,579.6
Less accumulated depreciation and amortization	2,138.6	2,089.4
	$1,468.5	$1,490.2

The cost of assets related to projects in progress of $182.0 million and $192.0 million as of September 30, 2015 and June 30, 2015, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $95.2 million and $98.9 million during the three months ended September 30, 2015 and 2014, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2015	2015

Advertising, merchandising and sampling	$317.9	$293.8
Employee compensation	324.1	463.3
Payroll and other taxes	165.6	142.0
Accrued income taxes	174.3	96.9
Other	504.1	474.4
	$1,486.0	$1,470.4

Income Taxes

The effective rate for income taxes was 29.2% and 31.5% for the three months ended September 30, 2015 and 2014, respectively.  The decrease in the effective tax rate was principally due to a lower effective tax rate related to the Company’s foreign operations.

As of September 30, 2015 and June 30, 2015, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $78.1 million and $77.8 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2015 that, if recognized, would affect the effective tax rate was $50.9 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2015 in the accompanying consolidated statements of earnings was $1.0 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2015 and June 30, 2015 was $16.9 million and $16.5 million, respectively.  On the basis of the information available as of September 30, 2015, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

As of September 30, 2015 and June 30, 2015, the Company had current net deferred tax assets of $274.7 million and $279.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $82.8 million and $72.1 million as of September 30, 2015 and June 30, 2015, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

Debt

As of September 30, 2015, the Company had $422.0 million of commercial paper outstanding, maturing through October 2015, which the Company is refinancing on a periodic basis as it matures at then-prevailing market interest rates.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  In August 2015, the FASB deferred the effective date of the new revenue standard by one year.  As a result, the new standard is not effective for the Company until fiscal 2019.  In addition, the FASB is allowing companies to early adopt this guidance for the Company’s fiscal 2018.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective and has not yet selected a transition method.  The Company is currently evaluating the impact of adoption on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of September 30, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$460.3	$0.6	$—	$460.9
Foreign government and agency securities	35.1	0.1	—	35.2
Corporate notes and bonds	279.3	0.2	(0.6)	278.9
Time deposits	566.9	—	—	566.9
Other securities	25.0	0.1	—	25.1
Total	$1,366.6	$1.0	$(0.6)	$1,367.0

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$265.8	$0.1	$(0.1)	$265.8
Foreign government and agency securities	23.9	—	—	23.9
Corporate notes and bonds	182.7	0.1	(0.4)	182.4
Time deposits	410.8	—	—	410.8
Other securities	34.8	0.1	—	34.9
Total	$918.0	$0.3	$(0.5)	$917.8

The following table presents the Company’s available-for-sale securities by contractual maturity as of September 30, 2015:

(In millions)	Cost	Fair Value
Due within one year	$670.8	$670.8
Due after one through five years	695.8	696.2
	$1,366.6	$1,367.0

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of September 30, 2015:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$296.7	$(0.6)	$—	$—

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Three Months Ended September 30
(In millions)	2015	2014

Gross realized gains	$0.2	$—
Gross realized losses	(0.1)	—
Investment income, net	$0.1	$—

The Company utilizes the first-in, first-out method to determine the cost of the security sold.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2015
Goodwill	$183.9	$449.7	$181.3	$394.7	$1,209.6
Accumulated impairments	(29.1)	—	—	(35.7)	(64.8)
	154.8	449.7	181.3	359.0	1,144.8

Goodwill acquired during the period	—	2.5	—	—	2.5
Translation adjustments	0.1	—	(1.4)	(1.2)	(2.5)
	0.1	2.5	(1.4)	(1.2)	—

Balance as of September 30, 2015
Goodwill	184.2	452.2	179.9	391.5	1,207.8
Accumulated impairments	(29.3)	—	—	(33.7)	(63.0)
	$154.9	$452.2	$179.9	$357.8	$1,144.8

Other intangible assets consist of the following:

	September 30, 2015			June 30, 2015
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$294.1	$232.3	$61.8	$294.4	$228.7	$65.7
License agreements	43.0	43.0	—	43.0	43.0	—
	$337.1	$275.3	61.8	$337.4	$271.7	65.7
Non-amortizable intangible assets:
Trademarks and other			260.1			260.9
Total intangible assets			$321.9			$326.6

The aggregate amortization expense related to amortizable intangible assets was $3.7 million and $3.0 million for the three months ended September 30, 2015 and 2014, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2016 and for each of fiscal 2017 to 2020 is $11.7 million, $13.3 million, $11.8 million, $11.0 million and $4.0 million, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		September 30 2015	June 30 2015		September 30 2015	June 30 2015
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$50.2	$41.1	Other accrued liabilities	$1.9	$4.2
Interest rate swap contracts	Prepaid expenses and other current assets	8.1	—	Other accrued liabilities	—	0.2

Total Derivatives Designated as Hedging Instruments		58.3	41.1		1.9	4.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	6.6	2.0	Other accrued liabilities	1.7	4.1

Total Derivatives		$64.9	$43.1		$3.6	$8.5

(1) See Note 5 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$25.2	$33.7	Cost of sales	$3.7	$(0.4)
			Selling, general and administrative	10.1	0.2
Settled interest rate-related derivatives	—	—	Interest expense	0.2	0.1
Total derivatives	$25.2	$33.7		$14.0	$(0.1)

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $0.1 million and $(1.4) million for the three months ended September 2015 and 2014, respectively.  There was a $0.1 million gain recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2015.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended September 30, 2014.

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		Three Months Ended September 30
(In millions)		2015	2014
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$8.3	$—

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2015	2014
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$7.0	$(2.7)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of September 2017.

The Company enters into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of September 30, 2015, the Company’s foreign currency cash-flow hedges were highly effective.

At September 30, 2015, the Company had foreign currency forward contracts in the amount of $2,171.3 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($415.8 million), British pound ($411.0 million), Chinese yuan ($210.0 million), Hong Kong dollar ($190.1 million), Canadian dollar ($138.4 million), Swiss franc ($133.7 million) and Japanese yen ($107.9 million).

The estimated net gain on foreign currency forward contracts and settled interest rate-related derivatives as of September 30, 2015 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $30.8 million.  The accumulated gain on these derivative instruments in AOCI was $79.6 million and $68.4 million as of September 30, 2015 and June 30, 2015, respectively.

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with a notional amount totaling $250.0 million, to effectively convert the fixed rate interest on its 2.35% Senior Notes due August 15, 2022 to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $64.9 million at September 30, 2015.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$56.9	$—	$56.9
Interest rate swap contracts	—	8.0	—	8.0
Available-for-sale securities:
U.S. government and agency securities	—	460.9	—	460.9
Foreign government and agency securities	—	35.2	—	35.2
Corporate notes and bonds	—	278.9	—	278.9
Time deposits	—	566.9	—	566.9
Other securities	—	25.1	—	25.1
Total	$—	$1,431.9	$—	$1,431.9

Liabilities:
Foreign currency forward contracts	$—	$3.6	$—	$3.6
Contingent consideration	—	—	164.0	164.0
Total	$—	$3.6	$164.0	$167.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$43.1	$—	$43.1
Available-for-sale securities:
U.S. government and agency securities	—	265.8	—	265.8
Foreign government and agency securities	—	23.9	—	23.9
Corporate notes and bonds	—	182.4	—	182.4
Time deposits	—	410.8	—	410.8
Other securities	—	34.9	—	34.9
Total	$—	$960.9	$—	$960.9

Liabilities:
Foreign currency forward contracts	$—	$8.3	$—	$8.3
Interest rate swap contracts	—	0.2	—	0.2
Contingent consideration	—	—	159.3	159.3
Total	$—	$8.5	$159.3	$167.8

The estimated fair values of the Company’s financial instruments are as follows:

	September 30 2015		June 30 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$408.5	$408.5	$1,021.4	$1,021.4
Available-for-sale securities	1,367.0	1,367.0	917.8	917.8
Current and long-term debt	2,066.2	2,166.7	1,637.3	1,697.5
Additional purchase price payable	37.1	37.1	37.0	37.0
Contingent consideration	164.0	164.0	159.3	159.3

Derivatives
Foreign currency forward contracts — asset (liability)	53.2	53.2	34.8	34.8
Interest rate swap contracts — asset (liability)	8.1	8.1	(0.2)	(0.2)

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

Available-for-sale securities — Available-for-sale securities are classified within Level 2 of the valuation hierarchy and are valued using third-party pricing services, and for time deposits, the carrying amount approximates fair value. To determine fair value, the pricing services use market prices or prices derived from other observable market inputs such as benchmark curves, credit spreads, broker/dealer quotes, and other industry and economic factors.

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

Contingent Consideration — The fair value of the Company’s contingent consideration obligations is measured using Level 3 inputs which include a probability weighted-average cost of capital to discount estimated future cash flows based upon the likelihood of achieving certain future operating results. The fair value of the contingent consideration related to the acquisition earn-outs was determined by discounting the future cash flows using discount rates ranging from 9% to 14%.  These rates reflect the relative risk and probability of achieving future operating results with the potential earn-outs on the individual acquisitions.  These implied rates are deemed to be unobservable inputs and as such the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would result in a value that is approximately $5 million higher or $6 million lower than the current liability recorded.

Changes in the fair value of the contingent consideration obligations for the three months ended September 30, 2015 were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2015	$159.3
Change in fair value	4.7
Contingent consideration at September 30, 2015	$164.0

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

The components of net periodic benefit cost for the three months ended September 30, 2015 and 2014 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2015	2014	2015	2014	2015	2014

Service cost	$8.1	$7.9	$6.3	$6.4	$0.7	$0.9
Interest cost	8.2	7.6	3.8	4.6	1.9	1.9
Expected return on plan assets	(12.2)	(12.5)	(5.0)	(5.7)	(0.6)	(0.6)
Amortization of:
Prior service cost	0.1	0.1	0.5	0.6	0.2	0.2
Actuarial loss	2.8	2.5	2.7	2.8	0.1	0.4
Net periodic benefit cost	$7.0	$5.6	$8.3	$8.7	$2.3	$2.8

During the three months ended September 30, 2015, the Company made contributions to its international pension plans totaling approximately $3 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2015	2015
Other assets	$110.5	$113.1
Other accrued liabilities	(23.9)	(23.8)
Other noncurrent liabilities	(373.1)	(373.0)
Funded status	(286.5)	(283.7)
Accumulated other comprehensive loss	335.5	346.2
Net amount recognized	$49.0	$62.5

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return, long-term PSUs and share units, may be granted.  As of September 30, 2015, approximately 6,502,300 shares of the Company’s Class A Common Stock were reserved and available to be granted pursuant to these Plans.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, RSUs, PSUs, PSUs based on total stockholder return, long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2015	2014

Stock-based compensation expense	$68.7	$62.1
Income tax benefit	22.5	20.4

As of September 30, 2015, the total unrecognized compensation cost related to unvested stock-based awards was $249.4 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of September 30, 2015 and changes during the three months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2015	13,437.1	$47.73
Granted at fair value	2,460.5	77.35
Exercised	(179.7)	34.68
Expired	(3.8)	60.28
Forfeited	(28.7)	70.81
Outstanding at September 30, 2015	15,685.4	52.48	$442.3	6.6

Vested and expected to vest at September 30, 2015	15,490.0	52.19	$441.3	6.4

Exercisable at September 30, 2015	9,071.8	37.70	$389.9	5.0

(1)   The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended September 30
(In millions, except per share data)	2015	2014

Per-share weighted-average grant date fair value of stock options granted	$21.45	$22.43

Intrinsic value of stock options exercised	$8.0	$16.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30
	2015	2014

Weighted-average expected stock-price volatility	27%	28%
Weighted-average expected option life	7 years	7 years
Average risk-free interest rate	1.9%	2.2%
Average dividend yield	1.2%	1.1%

The Company uses a weighted-average expected stock-price volatility assumption that is a combination of both current and historical implied volatilities of the underlying stock.  The implied volatilities were obtained from publicly available data sources.  For the weighted-average expected option life assumption, the Company considers the exercise behavior for past grants and models the pattern of aggregate exercises.  The average risk-free interest rate is based on the U.S. Treasury strip rate for the expected term of the options, and the average dividend yield is based on historical experience.

Restricted Stock Units

The Company granted approximately 1,555,400 RSUs during the three months ended September 30, 2015 which, at the time of grant, were scheduled to vest as follows: 544,100 in fiscal 2017, 559,200 in fiscal 2018 and 452,100 in fiscal 2019.  All RSUs are subject to the continued employment or retirement of the grantees.  Beginning in fiscal 2015, the RSUs granted are accompanied by dividend equivalent rights, payable upon settlement either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of September 30, 2015 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2015	2,592.1	$70.31
Granted	1,555.4	77.35
Dividend equivalents	3.7	79.70
Vested	(5.7)	62.12
Forfeited	(26.0)	72.44
Nonvested at September 30, 2015	4,119.5	72.97

Performance Share Units

During the three months ended September 30, 2015, the Company granted approximately 277,400 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2018, all subject to the continued employment or retirement of the grantees.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.  In September 2015, approximately 276,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 249,900 PSUs which vested as of June 30, 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s PSUs as of September 30, 2015 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2015	550.4	$71.59
Granted	277.4	77.35
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2015	827.8	73.52

Performance Share Units Based on Total Stockholder Return

During fiscal 2013, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods, which end June 30, 2015, 2016 and 2017.  Such PSUs will be settled based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  No settlement will occur if the Company’s TSR falls below a minimum threshold, and up to an aggregate of 260,416 shares of the Company’s Class A Common Stock will be issued depending on the extent to which the Company’s TSR equals or exceeds the minimum threshold.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.

The grant date fair value of the PSUs of $11.0 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant, and the dividend yield is based on historical experience.  In September 2015, 42,549 shares of the Company’s Class A Common Stock were issued and related dividends were paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2015.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019 and 2020.  No portion of the award will generally vest unless the Company has achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ending June 30, 2016.  If the Net Earnings goal is met, then performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relative performance period.  Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock.  The grant date fair value of these PSUs of $30.0 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of September 30, 2015 and activity during the three months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2015	110.3	$41.24
Granted	—	—
Dividend equivalents	0.3	77.40
Converted	—	—
Outstanding at September 30, 2015	110.6	41.35

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $(1.2) million and $0.2 million as compensation (income) expense to reflect additional deferrals and the change in the market value for the three months ended September 30, 2015 and 2014, respectively.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2015	2014

Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$309.3	$228.1

Denominator:
Weighted-average common shares outstanding — Basic	372.5	381.8
Effect of dilutive stock options	4.4	4.8
Effect of RSUs	2.0	1.6
Effect of PSUs based on TSR	0.1	—
Weighted-average common shares outstanding — Diluted	379.0	388.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.83	$.60
Diluted	.82	.59

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015 and 2014, outstanding options to purchase 2.5 million and 2.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2015 and 2014, 0.8 million PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

NOTE 10 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2015	$5.7	$2,871.6	$7,004.1	$(381.5)	$(5,856.7)	$3,643.2	$11.1	$3,654.3
Net earnings	—	—	309.3	—	—	309.3	1.5	310.8
Common stock dividends	—	0.3	(89.7)	—	—	(89.4)	(1.1)	(90.5)
Other comprehensive income (loss)	—	—	—	(67.9)	—	(67.9)	0.1	(67.8)
Acquisition of treasury stock	—	—	—	—	(374.7)	(374.7)	—	(374.7)
Stock-based compensation	—	81.9	—	—	(12.0)	69.9	—	69.9
Balance at September 30, 2015	$5.7	$2,953.8	$7,223.7	$(449.4)	$(6,243.4)	$3,490.4	$11.6	$3,502.0

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2015:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2015	August 31, 2015	September 15, 2015	$.24

On October 30, 2015, a dividend was declared in the amount of $.30 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 15, 2015 to stockholders of record at the close of business on November 30, 2015.

Common Stock

During the three months ended September 30, 2015, the Company purchased 4.7 million shares of its Class A Common Stock for $387.0 million.

During the three months ended September 30, 2015, approximately 0.4 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Subsequent to September 30, 2015 and through October 26, 2015, the Company repurchased approximately 1.5 million additional shares of its Class A Common Stock for $117.2 million pursuant to its share repurchase program.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2015:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2015	$(0.1)	$43.9	$(235.0)	$(190.3)	$(381.5)
OCI before reclassifications	0.6	16.4	3.3 (1)	(83.6)	(63.3)
Amounts reclassified from AOCI	(0.1)	(9.0)	4.5	—	(4.6)
Net current-period OCI	0.5	7.4	7.8	(83.6)	(67.9)
Balance at September 30, 2015	$0.4	$51.3	$(227.2)	$(273.9)	$(449.4)

(1) Includes foreign currency translation gains of $4.3 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2015 and 2014:

	Amount Reclassified from AOCI
	Three Months Ended September 30		Affected Line Item in Consolidated
(In millions)	2015	2014	Statement of Earnings

Gain (Loss) on Investments
Gain (loss) on investments	$0.1	$—	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	Provision for income taxes
	$0.1	$—	Net earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$3.7	$(0.4)	Cost of sales
Foreign currency forward contracts	10.1	0.2	Selling, general and administrative
Settled interest rate-related derivatives	0.2	0.1	Interest expense
	14.0	(0.1)	Earnings before income taxes
Benefit (provision) for deferred taxes	(5.0)	—	Provision for income taxes
	$9.0	$(0.1)	Net earnings
Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(0.8)	$(0.9)	(1)
Amortization of actuarial loss	(5.6)	(5.7)	(1)
	(6.4)	(6.6)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.9	1.9	Provision for income taxes
	$(4.5)	$(4.7)	Net earnings
Total reclassification adjustments, net	$4.6	$(4.8)	Net earnings

(1) See Note 6 — Pension and Post-Retirement Benefit Plans for additional information.

NOTE 11 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2015 and 2014 is as follows:

(In millions)	2015	2014

Cash:
Cash paid during the period for interest	$8.2	$8.4
Cash paid during the period for income taxes	$56.2	$68.3

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(0.5)	$(1.5)
Capital lease and asset retirement obligations incurred	$5.5	$1.7
Non-cash purchases (sales) of short- and long-term investments, net	$1.9	$—
Property, plant and equipment accrued but unpaid	$30.5	$26.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, interest expense and interest income and investment income, net.

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2015.

	Three Months Ended September 30
(In millions)	2015	2014

PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,108.8	$1,091.4
Makeup	1,161.8	1,021.3
Fragrance	412.9	377.4
Hair Care	134.3	128.1
Other	16.9	12.8
Net Sales	$2,834.7	$2,631.0
Operating Income (Loss):
Skin Care	$189.7	$176.4
Makeup	189.2	125.9
Fragrance	66.1	39.0
Hair Care	5.7	8.8
Other	2.5	(2.1)
	453.2	348.0

Reconciliation:
Interest expense	17.1	14.8
Interest income and investment income, net	3.0	1.6
Earnings before income taxes	$439.1	$334.8

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,268.3	$1,114.8
Europe, the Middle East & Africa	1,016.8	942.2
Asia/Pacific	549.6	574.0
Net Sales	$2,834.7	$2,631.0
Operating Income (Loss):
The Americas	$90.6	$57.4
Europe, the Middle East & Africa	243.7	169.9
Asia/Pacific	118.9	120.7
Operating Income	$453.2	$348.0

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — SUBSEQUENT EVENTS

In October 2015, officers authorized by the Company’s Board of Directors approved plans to transform and modernize the Company’s global technology infrastructure (“GTI”) to fundamentally change the way it delivers information technology services internally.  As part of this initiative, the Company will transition its GTI from Company-owned assets to a primarily vendor-owned model where it will pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help the Company achieve key strategic opportunities and improve the Company’s agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce the Company’s information technology service and infrastructure costs in the future.  The Company anticipates this initiative will result in related restructuring and other charges of approximately $40 million to $50 million, primarily consisting of non-cash asset write-offs.  The initiative is also expected to result in employee-related and other implementation costs, which will be funded by cash from operations.  The Company expects the implementation of this initiative, and the related charges, will continue through calendar year 2016.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2015 and 2014, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2015	2014

NET SALES
By Region:
The Americas	$1,268.3	$1,114.8
Europe, the Middle East & Africa	1,016.8	942.2
Asia/Pacific	549.6	574.0
Net Sales	$2,834.7	$2,631.0

By Product Category:
Skin Care	$1,108.8	$1,091.4
Makeup	1,161.8	1,021.3
Fragrance	412.9	377.4
Hair Care	134.3	128.1
Other	16.9	12.8
Net Sales	$2,834.7	$2,631.0

OPERATING INCOME (LOSS)
By Region:
The Americas	$90.6	$57.4
Europe, the Middle East & Africa	243.7	169.9
Asia/Pacific	118.9	120.7
Operating Income	$453.2	$348.0

By Product Category:
Skin Care	$189.7	$176.4
Makeup	189.2	125.9
Fragrance	66.1	39.0
Hair Care	5.7	8.8
Other	2.5	(2.1)
Operating Income	$453.2	$348.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2015	2014

Net sales	100.0%	100.0%
Cost of sales	20.4	20.4
Gross profit	79.6	79.6

Operating expenses
Selling, general and administrative	63.6	66.4

Operating income	16.0	13.2
Interest expense	0.6	0.6
Interest income and investment income, net	0.1	0.1

Earnings before income taxes	15.5	12.7
Provision for income taxes	4.5	4.0

Net earnings	11.0	8.7
Net earnings attributable to noncontrolling interests	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	10.9%	8.7%

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

THE ESTÉE LAUDER COMPANIES INC.

Our diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas in prestige beauty. We believe our range of prestige product offerings allows us to expand our share of a consumer’s beauty routine and source consumers from mass.  Skin care, our most profitable product category, remains a strategic priority for us and, as a result, we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de la Mer from La Mer.  We are also developing and introducing new products, such as New Dimension from Estée Lauder, Clinique Smart moisturizers and Clinique Sculptwear serum, as well as The Renewal Oil from La Mer.  We also supplemented our skin care offerings through the fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso. While global prestige skin care growth was slower in the first quarter of fiscal 2016, global growth in prestige makeup accelerated, in part due to social media activities.  This benefited our makeup sales in areas such as lipsticks and foundations, as well as increased prestige makeup usage in Asia. This reinforces our belief that the makeup category represents one of our most compelling growth opportunities. This category is more popular with consumers at this moment, and we have benefited from this growth in our fiscal 2016 first quarter through new product introductions and expanded distribution.  During the first quarter, we successfully launched a number of new products, including new collections from our makeup artist brands, Double Wear Makeup to Go liquid compact and Pure Color Envy liquid lip potion from Estée Lauder, and Chubby Lash fattening mascara from Clinique.  Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, new launches such as Tom Ford Noir Pour Femme, the Michael Kors Gold Fragrance Collection and Jo Malone Mimosa & Cardamom, and our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle.  In addition, we are expanding our hair care brands in salons and other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and incubate smaller brands that we believe have significant growth potential and may provide unique opportunities for profitable growth in the future.

Our global footprint provides many avenues of growth, enabling us to quickly utilize our strengths to capture opportunities around the world by leveraging our regional organization and to align the talents and expertise of our people in an effort to assure that we are locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth primarily in large, image-building cities within core markets such as the United States, the United Kingdom, France, Italy and Japan by strengthening our geographic presence there.  In addition, we continue to expand our presence in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia, India, Mexico and South Africa.  We continue to see a general slowdown in department store traffic in some markets, which is particularly affecting Estée Lauder and Clinique, but we have been able to achieve faster growth in our business in other channels.  In North America, we are hosting targeted in-store events to support key innovations in multiple channels, and we continued to expand our presence in specialty multi-brand retailers and freestanding retail stores.  Internationally, we expanded our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  Travel retail continues to be an important part of our business, profitability and brand building, although it is susceptible to a number of external factors, including fluctuations in foreign currency exchange rates and consumers’ willingness and ability to travel and spend.  We have strategies focused on consumers who purchase in this channel, in stores at their travel destinations or when they return to their home market.  In addition, we have identified opportunities to expand our online portfolio around the world by adding brands to existing markets and expanding into new markets, resulting in strong net sales growth in this channel, and we are in the early stages of developing and testing omnichannel concepts to better serve consumers as they shop across channels.  We are applying what we have learned from our digital strategy in the United States to other markets such as Brazil and Russia. To further drive our online sales, we are expanding our presence on key third-party platforms in China, where we are seeing promising results.

While our business is performing well overall, we continue to see competitive pressures and economic challenges in certain countries around the world.  We remain cautious of slower retail growth in Hong Kong and China, a decline in travel and spending by Russian and Brazilian travelers, unfavorable foreign exchange due to the strength of the U.S. dollar in relation to most currencies, and lower net sales from our travel retail business in Korea, one of our largest markets for travel retail, due to a decrease in the number of travelers there resulting from lingering concerns about the MERS virus.  Additionally, we are monitoring the effects of economic instability in Russia, Greece and Brazil.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas where we see more strength, utilizing the various growth drivers among our brands, channels and markets.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then we expect there could be a negative effect on ongoing consumer confidence, demand and spending and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

THE ESTÉE LAUDER COMPANIES INC.

We continue to navigate through short-term volatility by focusing on our long-term strategy using the multiple growth engines that we believe will promote sustainable growth.  These include strengthening our presence in emerging markets, continuing to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe will enable us to introduce products that resonate with consumers.  Some will involve new sub-categories and others may expand key franchises.  We expect to leverage our topline growth through greater productivity, due in part to cost savings and efficiencies from our Strategic Modernization Initiative (“SMI”).  We plan to continue allocating our resources to growth drivers such as digital capabilities, including the development of omnichannel concepts, retail store expansion, in-store consumer engagement, and information technology enhancements.  We also plan to continue to succeed in high growth product categories, sub-categories and channels of distribution, benefit from regional opportunities, focus on emerging market and luxury consumers and enhance our local relevance.

Investment in our global information systems is an ongoing process.  We have implemented initiatives to leverage our SMI foundation that are focused on sustainment and global efficiencies.  As we continue to modernize our key processes, related systems and infrastructure, we continue to develop upgraded capabilities to support our human resource operations and are making investments to upgrade our global technology infrastructure (“GTI”), as well as our retail systems and retail capabilities globally.  These initiatives are expected to improve profitability by enhancing gross margin and supporting efficiencies in select operating expenses and working capital, freeing resources to strategically reinvest in activities to support our future growth.

In October 2015, officers authorized by our Board of Directors approved plans to transform and modernize our GTI to fundamentally change the way we deliver information technology services internally.  As part of this initiative, we will transition our GTI from Company-owned assets to a primarily vendor-owned model where we will pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help us achieve key strategic opportunities and improve our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce our information technology service and infrastructure costs in the future.  We anticipate this initiative will result in related restructuring and other charges of approximately $40 million to $50 million, primarily consisting of non-cash asset write-offs.  The initiative is also expected to result in employee-related and other implementation costs, which will be funded by cash from operations.  We expect the implementation of this initiative, and the related charges, will continue through calendar year 2016 and will generate a positive return on investment.  Net savings from this initiative may be partially reinvested in other strategic areas of our business.

We rolled out the last major wave of SMI in July 2014, and most of our locations are SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.  In connection with the July 2014 implementation, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The negative impact on the fiscal 2015 first quarter net sales and operating results by product category and geographic region was as follows:

	Three Months Ended September 30, 2014
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

THE ESTÉE LAUDER COMPANIES INC.

The lower orders in the first quarter of fiscal 2015 created a favorable comparison between the first quarters of fiscal 2016 and fiscal 2015 of approximately $178 million in net sales and approximately $127 million in operating results and impacted our operating margin comparisons.  We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

First Quarter Fiscal 2016 as Compared with First Quarter Fiscal 2015

NET SALES

Net sales increased 8%, or $203.7 million, to $2,834.7 million.  This increase included approximately $198 million of unfavorable foreign currency translation due to the strength of the U.S. dollar against most currencies, substantially offset by the favorable comparison to the prior-year period due to the fiscal 2015 accelerated orders of approximately $178 million.  Excluding the impact of foreign currency translation, net sales increased 15%.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales increased 8%.

Reported net sales grew in each of our product categories and geographic regions, with the exception of Asia/Pacific.  Solid net sales increases in product offerings by M•A•C and Smashbox globally drove the growth in the makeup category, helped by improvements from sales of Estée Lauder and Clinique products in North America.  Our fragrance category benefited from net sales increases from our luxury brands and incremental sales from our fiscal 2015 acquisitions.  While the overall growth in the skin care category was driven by the favorable comparison due to the accelerated orders, sales of La Mer products continued to increase, and we had incremental contributions from our fiscal 2015 acquisitions.  Each of our product categories benefited from expanded global distribution, new product offerings and growth from emerging markets, excluding China.  However, while showing improvement in the makeup category due to product launches, net sales of Estée Lauder products have been challenged in the skin care and fragrance categories, primarily reflecting a soft retail environment for our products, particularly in China and Hong Kong.  Excluding the impact of the accelerated orders, net sales of Clinique products continued to be challenged in all of our product categories, particularly in skin care, which reflected a difficult comparison to the prior-year period launches of the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum.

Product Categories

Skin Care

Net sales of skin care products increased 2%, or $17.4 million, to $1,108.8 million, reflecting the favorable comparison due to the fiscal 2015 accelerated orders of approximately $91 million, partially offset by approximately $63 million of unfavorable foreign currency translation.  The reported increase was driven by higher net sales of La Mer products in all regions, including expanded distribution in the travel retail channel, as well as incremental sales from our fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso of approximately $34 million, combined.  Partially offsetting these increases were lower net sales of Estée Lauder and Clinique products of approximately $5 million, combined.  The decrease in net sales of Estée Lauder products primarily reflected softness in China and Hong Kong, as a result of a difficult retail environment.  Lower net sales of Clinique products were primarily due to a difficult comparison with the prior-year period that featured greater launch activity including the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum.  Excluding the impact of foreign currency translation, skin care net sales increased 7%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in skin care would have decreased 6% and 1%, respectively.

THE ESTÉE LAUDER COMPANIES INC

Makeup

Net sales of makeup products increased 14%, or $140.5 million, to $1,161.8 million.  This includes approximately $98 million of unfavorable foreign currency translation, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $65 million.  The reported net sales increase primarily reflected higher net sales from our makeup artist brands, Smashbox, Estée Lauder and Clinique of approximately $129 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores and travel retail.  The higher net sales from Smashbox were primarily due to expanded distribution in specialty multi-brand retailers.  Increased net sales of Estée Lauder products were primarily due to new launches such as Pure Color Envy liquid lip potion and Double Wear Makeup to Go liquid compact.  The higher net sales from Clinique were driven by the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding this impact, Clinique makeup net sales decreased due to unfavorable foreign currency translation, which more than offset new launches such as Beyond Perfecting foundation and concealer and Clinique Pop lip colour + primer.  Excluding the impact of foreign currency translation, makeup net sales increased 23%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in makeup would have increased 7% and 16%, respectively.

Fragrance

Net sales of fragrance products increased 9%, or $35.5 million, to $412.9 million. This includes approximately $32 million of unfavorable foreign currency translation, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $21 million.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Tom Ford, higher sales from the Aramis and Designer Fragrances division, and incremental sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle of approximately $56 million, combined.  The higher net sales from Jo Malone London were partially due to expanded distribution related to freestanding stores and the travel retail channel.  Increased sales from Tom Ford and the Aramis and Designer Fragrances division were primarily due to new product launches such as Tom Ford Noir Pour Femme and the Michael Kors Gold Fragrance collection. Partially offsetting these increases were lower sales of certain Estée Lauder and Clinique fragrances of approximately $19 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 18%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in fragrance would have increased 4% and 12%, respectively.

Hair Care

Hair care net sales increased 5%, or $6.2 million, to $134.3 million, which includes the favorable comparison due to the fiscal 2015 accelerated orders of approximately $1 million.  The increase in net sales reflected expanded global distribution of Aveda products in freestanding stores, salons and in the travel retail channel and Bumble and bumble products in specialty-multi brand retailers.  Excluding the impact of foreign currency translation, hair care net sales increased 6%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in hair care would have increased 4% and 6%, respectively.

Geographic Regions

Net sales in the Americas increased 14%, or $153.5 million, to $1,268.3 million.  Net sales in the United States and Canada increased approximately $153 million, combined, and reflected the favorable comparison due to the fiscal 2015 accelerated orders of approximately $84 million.  The increase in reported net sales was driven by our makeup artist brands due to expanded distribution and our heritage brands primarily due to product launches, particularly in the makeup category.  Net sales in Latin America increased approximately $1 million, primarily reflecting higher net sales in Chile and Venezuela, partially offset by lower sales in Brazil and Mexico as a result of unfavorable foreign currency translation of approximately $18 million.  Excluding the impact of foreign currency translation, the emerging markets of Brazil and Mexico had net sales increases, primarily due to expanded distribution of M•A•C products.  Excluding the impact of foreign currency translation, net sales in the Americas increased 17%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in the Americas would have increased 6% and 9%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 8%, or $74.6 million, to $1,016.8 million.  This includes approximately $104 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $68 million.  Higher sales in our travel retail business, the Middle East and the United Kingdom totaled approximately $76 million, combined.  The higher sales in our travel retail business were driven by the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding this impact, net sales in our travel retail business declined due to the change in travel and shopping patterns and level of spending of certain travelers, particularly in Asia, partially offset by new launch initiatives, an increase in global airline passenger traffic and expanded distribution.  Higher sales in the Middle East were primarily driven by our makeup artist brands and certain of our luxury brands as a result of expanded distribution and product launches such as Tom Ford Noir Pour Femme.  The higher sales in the United Kingdom were due to increased net sales from our makeup artist brands and certain of our luxury brands.  These increases were partially offset by lower net sales in Russia and Iberia of approximately $7 million, combined, driven by the negative impact of foreign currency translation.  Excluding this impact, net sales in Russia increased primarily due to higher net sales from certain of our heritage and luxury brands and net sales in Iberia were higher, in part due to an increase in tourism.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 19%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in Europe, the Middle East & Africa would have increased 1% and 11%, respectively.

Net sales in Asia/Pacific decreased 4%, or $24.4 million, to $549.6 million, driven by approximately $52 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $26 million.  Lower sales in China, Hong Kong, Korea, Australia, Malaysia and Thailand totaled approximately $38 million, combined.  The decrease in net sales in China was primarily due to lower sales of Estée Lauder products as a result of a difficult retail environment.  The lower net sales in Hong Kong were primarily driven by a decrease in traveling Chinese consumers as a result of the previous social instability there, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Korea, Australia, Malaysia and Thailand was primarily due to the negative impact of foreign currency translation; however, they benefited from expanded distribution.  These decreases were partially offset by higher net sales in Japan and, to a lesser extent, the Philippines of approximately $21 million, combined.  The higher net sales in Japan, excluding the impact of the fiscal 2015 accelerated orders and foreign currency translation were attributable to an increase in tourism, particularly from Chinese travelers. For the Philippines, the higher net sales were driven by expanded distribution.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in Asia/Pacific would have decreased 8% and increased less than 1%, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales remained flat at 20.4%.  This reflected a favorable impact of pricing and the mix of our business of approximately 30 basis points, offset by an increase in shipments of promotional items and gifts of approximately 20 basis points and obsolescence charges of approximately 10 basis points.

Since certain promotional activities are components of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales may be impacted by channels of distribution and their relative growth.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 63.6% as compared with 66.4% in the prior-year period, but would have increased approximately 90 basis points if not for the impact of the fiscal 2015 accelerated orders.  The reported decrease primarily reflected lower advertising, merchandising and sampling costs, as a percentage of net sales, of approximately 170 basis points, reflecting the favorable impact of foreign currency translation, as well as brand and channel mix as certain media formats carry different cost structures.  Also contributing to the improvement, as a percentage of net sales, was a decrease in selling and shipping costs of approximately 120 basis points.  Partially offsetting these decreases were higher costs associated with research and development, product development and store operating costs of approximately 10 basis points each.  Adjusting for the impact of the accelerated orders into the fiscal 2014 fourth quarter, the increase of approximately 90 basis points primarily reflected an increase in general and administrative expenses, including stock-based compensation, and higher store operating, product development and research and development costs, partially offset by lower spending on advertising, merchandising and sampling.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income increased 30%, or $105.2 million, to $453.2 million.  Operating margin increased to 16.0% of net sales as compared with 13.2% in the prior-year period.  The overall operating results and operating margin were impacted by a favorable comparison of approximately $127 million related to the accelerated orders into the fiscal 2014 fourth quarter, partially offset by unfavorable foreign currency translation of approximately $60 million.  Adjusting for the impact of the accelerated orders, operating income would have decreased 5% and operating margin would have decreased 90 basis points.

Product Categories

The overall change in operating results in each product category reflected a favorable comparison to the prior-year period due to the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $72 million; makeup, approximately $41 million; fragrance, approximately $14 million; and the impact on hair care was de minimis.

Skin care operating income increased 8%, or $13.3 million, to $189.7 million, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding the impact from accelerated orders, skin care operating income declined, reflecting lower results from Estée Lauder, partially offset by higher results from La Mer.  Makeup operating income increased 50%, or $63.3 million, to $189.2 million, primarily reflecting improved results from M•A•C and Estée Lauder.  Fragrance operating income increased 70%, or $27.1 million, to $66.1 million, reflecting higher results from certain of our luxury fragrance brands and certain designer fragrances, partially offset by lower results from Estée Lauder.  Hair care operating results decreased 35%, or $3.1 million, to $5.7 million, primarily reflecting higher spending on advertising, merchandising and sampling to support new and existing products and expanded distribution from Aveda and Bumble and bumble.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) (24)%, 13%, 25% and (36)%, respectively.

Geographic Regions

The overall change in operating results in each geographic region reflected a favorable comparison to the prior-year period due to the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $53 million; Europe, the Middle East & Africa, approximately $53 million; and Asia/Pacific, approximately $21 million.

Operating income in the Americas increased 58%, or $33.2 million, to $90.6 million, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding the impact of the accelerated orders, operating income decreased, primarily reflecting higher selling, advertising, merchandising and sampling spending behind product launches and in-store promotional activities, higher store operating costs related to expanded distribution, and an increase in product development and research and development expenses.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 18%.

In Europe, the Middle East & Africa, operating income increased 43%, or $73.8 million, to $243.7 million.  Higher results from our travel retail business, driven by the accelerated orders, and in the Middle East and France totaled approximately $58 million.  The higher results in France were due to increased sales from certain of our heritage brands and our makeup artist brands due to increased tourism and expanded distribution.  These higher results were partially offset by lower results in South Africa and Central Europe of approximately $1 million, primarily due to lower net sales.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 9%.

In Asia/Pacific, operating income decreased 1%, or $1.8 million, to $118.9 million.  Lower results in China, Hong Kong, Thailand and Malaysia totaled approximately $26 million, combined.  In addition to the lower sales in China, the decline in operating results was also attributable to increased advertising, merchandising and sampling costs to support certain existing products.  These lower results were mostly offset by higher results in Japan and, to a lesser extent, Taiwan of approximately $25 million, combined.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have decreased 16%.

INTEREST EXPENSE

Interest expense increased to $17.1 million as compared with $14.8 million in the prior-year period, primarily due to the issuance of long-term debt in June 2015.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net increased to $3.0 as compared with $1.6 million in the prior-year period, primarily due to higher interest income as a result of an increase in short- and long-term investment balances and rates in connection with our cash investment strategy.

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

The effective rate for income taxes was 29.2% and 31.5% for the three months ended September 30, 2015 and 2014, respectively.  The decrease in the effective tax rate of 230 basis points was principally due to a lower effective tax rate related to our foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 36%, or $81.2 million, to $309.3 million, and diluted net earnings per common share increased 39% from $.59 to $.82.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					%
					Change
	Three Months Ended				in
	September 30			%	Constant
($ in millions)	2015	2014	Variance	Change	Currency

Net Sales, as reported	$2,834.7	$2,631.0	$203.7	8%	15%
Accelerated orders associated with SMI rollout	—	178.3	(178.3)
Net Sales, as adjusted	$2,834.7	$2,809.3	$25.4	1%	8%

					%
					Change
	Three Months Ended				in
	September 30			%	Constant
($ in millions)	2015	2014	Variance	Change	Currency

Operating Income, as reported	$453.2	$348.0	$105.2	30%	48%
Accelerated orders associated with SMI rollout	—	127.2	(127.2)
Operating Income, as adjusted	$453.2	$475.2	$(22.0)	(5)%	8%

THE ESTÉE LAUDER COMPANIES INC.

					%
					Change
	Three Months Ended				in
	September 30			%	Constant
	2015	2014	Variance	Change	Currency

Diluted net earnings per common share, as reported	$.82	$.59	$.23	39%	58%
Accelerated orders associated with SMI rollout	—	.21	(.21)
Diluted net earnings per common share, as adjusted	$.82	$.80	$.02	2%	16%

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation and the impact of the accelerated orders:

	As Reported
(In millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Variance	Add: Impact of foreign currency translation	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$1,108.8	$1,091.4	$17.4	$62.6	$(91.4)	$(11.4)	2%	(1)%
Makeup	1,161.8	1,021.3	140.5	97.8	(65.4)	172.9	14	16
Fragrance	412.9	377.4	35.5	32.0	(21.0)	46.5	9	12
Hair Care	134.3	128.1	6.2	1.7	(0.5)	7.4	5	6
Other	16.9	12.8	4.1	3.6	—	7.7	32	60
Total	$2,834.7	$2,631.0	$203.7	$197.7	$(178.3)	$223.1	8%	8%

Region:
The Americas	$1,268.3	$1,114.8	$153.5	$41.5	$(84.3)	$110.7	14%	9%
Europe, the Middle East & Africa	1,016.8	942.2	74.6	104.1	(67.9)	110.8	8	11
Asia/Pacific	549.6	574.0	(24.4)	52.1	(26.1)	1.6	(4)	0
Total	$2,834.7	$2,631.0	$203.7	$197.7	$(178.3)	$223.1	8%	8%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2015, we had cash and cash equivalents of $408.5 million compared with $1,021.4 million at June 30, 2015.  The decrease primarily reflects our cash investment strategy implemented during the second quarter of fiscal 2015.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at September 30, 2015 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 26, 2015, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2015, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (1), (7)	$294.0	$—	$294.0
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (2), (7)	249.0	—	249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (3), (7)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	197.9	—	197.9
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (5), (7)	257.9	—	257.9
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (6), (7)	312.1	—	312.1
Commercial paper that matured through October 2015 (0.21% average interest rate)	—	422.0	422.0
Other borrowings	5.0	31.7	36.7
	$1,612.5	$453.7	$2,066.2

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

(5)             Consists of $250.0 million principal, unamortized debt discount of $0.2 million and a $8.1 million adjustment to reflect the fair value of interest rate swaps.

(6)             Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $12.2 million adjustment to reflect the termination value of interest rate swaps.

(7)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  At October 26, 2015, we had $564.0 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.

THE ESTÉE LAUDER COMPANIES INC.

We have a $1.0 billion senior unsecured revolving credit facility (the “Facility”) that is currently set to expire on July 15, 2020.  We have a remaining option to extend the Facility one more year.  At September 30, 2015, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which costs are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 37% at September 30, 2015 from 31% at June 30, 2015, primarily due to the issuance of commercial paper.

Cash Flows

Net cash provided by operating activities was $8.2 million during the three months ended September 30, 2015 as compared with $127.7 million in the prior-year period.  The decrease was driven by the accelerated orders in connection with our July 2014 SMI implementation, which contributed to unfavorable changes in working capital components and the increase in earnings as compared with the prior-year period.  The decrease in cash flows provided by operating activities also reflected an unfavorable change in accounts receivable, reflecting the timing of shipments and collections, and an unfavorable change in accounts payable, primarily due to the timing of payments.  These decreases were partially offset by an increase in net earnings and an increase in accrued income taxes as a result of the level and timing of tax payments.

Net cash used for investing activities was $564.5 million during the three months ended September 30, 2015 as compared with $80.3 million in the prior-year period.  The increase primarily reflected net purchases of investments in connection with the implementation of our cash investment strategy in the second quarter of fiscal 2015.

Net cash used for financing activities was $44.0 million during the three months ended September 30, 2015 as compared with $272.6 million in the prior-year period.  The decrease primarily reflected the proceeds from the issuance of short-term commercial paper, partially offset by an increase in treasury stock repurchases and higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2015, see Notes to Consolidated Financial Statements, Note 10 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the year ended June 30, 2015.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 7 — Contingencies.

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 4 — Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 4 — Derivative Financial Instruments (Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 — Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, the high, low and average measured value-at-risk for the twelve months ended September 30, 2015 and June 30, 2015 related to our derivative financial instruments are as follows:

	September 30, 2015			June 30, 2015
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$28.6	$10.1	$19.4	$28.6	$7.4	$17.8
Interest rate contracts	16.1	12.0	14.1	16.1	16.1	16.1

The change in the value-at-risk measures from June 30, 2015 related to our derivative financial instruments reflected an increase in volatilities and portfolio mix.  We believe that any resulting loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities, other than operating leases, that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Since June 30, 2015, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

THE ESTÉE LAUDER COMPANIES INC.

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

THE ESTÉE LAUDER COMPANIES INC.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2015, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
The 4202 Corporation	August 27, 2015	200,000
Ronald S. Lauder	August 27, 2015	35,000
The 4202 Corporation	September 2, 2015	152,400

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2015, the cumulative total of acquired shares pursuant to the authorization was 192.2 million, reducing the remaining authorized share repurchase balance to 23.8 million.  During the three months ended September 30, 2015, we purchased approximately 4.5 million shares pursuant to the authorization for $374.7 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2015	1,990,780		$87.91	1,990,780	26,385,805
August 2015	1,719,181	(2)	78.20	1,695,400	24,690,405
September 2015	986,471	(2)	78.63	854,597	23,835,808
	4,696,432		82.40	4,540,777

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

Subsequent to September 30, 2015 and through October 26, 2015, we repurchased approximately 1.5 million additional shares of our Class A Common Stock for $117.2 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015). *†

10.2

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015). *†

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

THE ESTÉE LAUDER COMPANIES INC.

Date: November 2, 2015	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015). *†

10.2

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015). *†

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