Form 10-Q
period 2015-12-31
ESTEE LAUDER COMPANIES INC
filed 2016-02-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒                               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

At January 29, 2016, 221,917,421 shares of the registrant’s Class A Common Stock, $.01 par value, and 146,658,737 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
	(In millions, except per share data)

Net Sales	$3,124.8	$3,044.5	$5,959.5	$5,675.5
Cost of Sales	589.0	573.1	1,166.2	1,109.7

Gross Profit	2,535.8	2,471.4	4,793.3	4,565.8

Operating Expenses
Selling, general and administrative	1,887.9	1,838.6	3,692.2	3,585.0
Restructuring and other charges	18.5	—	18.5	—
Total operating expenses	1,906.4	1,838.6	3,710.7	3,585.0

Operating Income	629.4	632.8	1,082.6	980.8

Interest expense	17.0	15.0	34.1	29.8
Interest income and investment income, net	3.2	3.8	6.2	5.4
Earnings before Income Taxes	615.6	621.6	1,054.7	956.4

Provision for income taxes	167.2	183.9	295.5	289.5
Net Earnings	448.4	437.7	759.2	666.9

Net earnings attributable to noncontrolling interests	(2.2)	(2.0)	(3.7)	(3.1)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$446.2	$435.7	$755.5	$663.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.21	$1.15	$2.04	$1.74
Diluted	$1.19	$1.13	$2.00	$1.71

Weighted-average common shares outstanding
Basic	369.6	380.0	371.1	380.9
Diluted	376.0	386.1	377.5	387.1

Cash dividends declared per common share	$.30	$.24	$.54	$.44

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
	(In millions)

Net earnings	$448.4	$437.7	$759.2	$666.9

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(3.9)	(2.9)	(3.4)	(2.8)
Net derivative instrument gain (loss)	(7.0)	21.5	4.2	55.3
Amounts included in net periodic benefit cost	6.4	6.3	12.8	12.9
Translation adjustments	(43.5)	(104.7)	(122.7)	(234.6)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(0.8)	(10.3)	(7.5)	(26.3)
Total other comprehensive income (loss)	(48.8)	(90.1)	(116.6)	(195.5)
Comprehensive income (loss)	399.6	347.6	642.6	471.4

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(2.2)	(2.0)	(3.7)	(3.1)
Translation adjustments	1.0	(1.1)	0.9	0.5
	(1.2)	(3.1)	(2.8)	(2.6)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$398.4	$344.5	$639.8	$468.8

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2015	2015
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$868.1	$1,021.4
Short-term investments	546.1	503.7
Accounts receivable, net	1,410.6	1,174.5
Inventory and promotional merchandise, net	1,077.4	1,215.8
Prepaid expenses and other current assets	573.6	553.1
Total current assets	4,475.8	4,468.5

Property, Plant and Equipment, net	1,496.8	1,490.2

Other Assets
Long-term investments	772.2	420.3
Goodwill	1,147.0	1,144.8
Other intangible assets, net	317.4	326.6
Other assets	372.9	388.8
Total other assets	2,609.5	2,280.5
Total assets	$8,582.1	$8,239.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$374.4	$29.8
Accounts payable	527.4	635.4
Other accrued liabilities	1,577.6	1,470.4
Total current liabilities	2,479.4	2,135.6

Noncurrent Liabilities
Long-term debt	1,607.3	1,607.5
Other noncurrent liabilities	879.9	841.8
Total noncurrent liabilities	2,487.2	2,449.3

Contingencies (Note 8)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2015 and June 30, 2015; shares issued: 420,966,841 at December 31, 2015 and 418,530,857 at June 30, 2015; Class B shares authorized: 304,000,000 at December 31, 2015 and June 30, 2015; shares issued and outstanding: 146,658,737 at December 31, 2015 and 147,046,137 at June 30, 2015	5.7	5.7
Paid-in capital	3,019.4	2,871.6
Retained earnings	7,557.9	7,004.1
Accumulated other comprehensive loss	(497.2)	(381.5)
	10,085.8	9,499.9
Less: Treasury stock, at cost; 198,231,512 Class A shares at December 31, 2015 and 190,694,630 Class A shares at June 30, 2015	(6,482.0)	(5,856.7)
Total stockholders’ equity – The Estée Lauder Companies Inc.	3,603.8	3,643.2
Noncontrolling interests	11.7	11.1
Total equity	3,615.5	3,654.3
Total liabilities and equity	$8,582.1	$8,239.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net earnings	$759.2	$666.9
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	201.6	198.6
Deferred income taxes	(32.0)	(32.8)
Non-cash stock-based compensation	111.2	100.9
Excess tax benefits from stock-based compensation arrangements	(12.7)	(14.1)
Loss on disposal of property, plant and equipment	6.2	8.0
Non-cash restructuring and other charges	13.4	—
Pension and post-retirement benefit expense	35.2	33.7
Pension and post-retirement benefit contributions	(12.0)	(11.9)
Change in fair value of contingent consideration	7.8	—
Other non-cash items	(0.5)	(4.3)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(276.8)	(109.8)
Decrease in inventory and promotional merchandise, net	101.8	107.1
Decrease (increase) in other assets, net	(32.5)	2.9
Decrease in accounts payable	(80.9)	(1.1)
Increase in other accrued and noncurrent liabilities	173.3	49.6
Net cash flows provided by operating activities	962.3	993.7

Cash Flows from Investing Activities
Capital expenditures	(223.4)	(187.4)
Payments for acquired businesses, net of cash acquired	(19.3)	(104.2)
Proceeds from disposition of investments	558.5	61.2
Purchases of investments	(960.0)	(560.5)
Net cash flows used for investing activities	(644.2)	(790.9)

Cash Flows from Financing Activities
Proceeds (repayments) of current debt, net	347.0	50.5
Debt issuance costs	(0.1)	(1.0)
Repayments and redemptions of long-term debt	(4.1)	(4.9)
Net proceeds from stock-based compensation transactions	22.4	23.8
Excess tax benefits from stock-based compensation arrangements	12.7	14.1
Payments to acquire treasury stock	(627.8)	(478.6)
Dividends paid to stockholders	(201.2)	(168.9)
Payments to noncontrolling interest holders for dividends	(2.2)	(3.1)
Net cash flows used for financing activities	(453.3)	(568.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(18.1)	(22.6)
Net Decrease in Cash and Cash Equivalents	(153.3)	(387.9)
Cash and Cash Equivalents at Beginning of Period	1,021.4	1,629.1
Cash and Cash Equivalents at End of Period	$868.1	$1,241.2

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(44.7) million and $(111.4) million, net of tax, during the three months ended December 31, 2015 and 2014, respectively, and $(128.3) million and $(248.1) million, net of tax, during the six months ended December 31, 2015 and 2014, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $10.4 million and $(6.5) million during the three months ended December 31, 2015 and 2014, respectively, and $5.5 million and $(16.3) million during the six months ended December 31, 2015 and 2014, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $20.8 million and $20.6 million as of December 31, 2015 and June 30, 2015, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $253.0 million, or 8%, and $266.0 million, or 9%, of the Company’s consolidated net sales for the three months ended December 31, 2015 and 2014, respectively, and $591.7 million, or 10%, and $558.8 million, or 10%, of the Company’s consolidated net sales for the six months ended December 31, 2015 and 2014, respectively.  This customer accounted for $137.2 million, or 10%, and $139.1 million, or 12%, of the Company’s accounts receivable at December 31, 2015 and June 30, 2015, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	December 31	June 30
(In millions)	2015	2015

Raw materials	$247.3	$306.9
Work in process	122.7	168.7
Finished goods	551.5	581.3
Promotional merchandise	155.9	158.9
	$1,077.4	$1,215.8

Property, Plant and Equipment

	December 31	June 30
(In millions)	2015	2015
Assets (Useful Life)
Land	$15.2	$15.4
Buildings and improvements (10 to 40 years)	181.6	184.9
Machinery and equipment (3 to 10 years)	672.9	671.3
Computer hardware and software (4 to 15 years)	1,051.4	1,012.4
Furniture and fixtures (5 to 10 years)	83.7	73.7
Leasehold improvements	1,697.5	1,621.9
	3,702.3	3,579.6
Less accumulated depreciation and amortization	2,205.5	2,089.4
	$1,496.8	$1,490.2

The cost of assets related to projects in progress of $144.0 million and $192.0 million as of December 31, 2015 and June 30, 2015, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $100.2 million and $96.2 million during the three months ended December 31, 2015 and 2014, respectively, and $195.4 million and $195.1 million during the six months ended December 31, 2015 and 2014, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2015	2015

Advertising, merchandising and sampling	$311.7	$293.8
Employee compensation	354.0	463.3
Payroll and other taxes	196.0	142.0
Accrued income taxes	188.2	96.9
Other	527.7	474.4
	$1,577.6	$1,470.4

Income Taxes

The effective rate for income taxes was 27.2% and 29.6% for the three months ended December 31, 2015 and 2014, respectively, and 28.0% and 30.3% for the six months ended December 31, 2015 and 2014, respectively.  The decrease in the effective tax rate for both periods was attributable to a lower effective tax rate on the Company’s foreign operations, the retroactive reinstatement of the U.S. federal research and development tax credit that was signed into law on December 18, 2015 and the reduced impact of income tax reserves as compared to the prior-year period.

As of December 31, 2015 and June 30, 2015, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $73.8 million and $77.8 million, respectively.  The total amount of unrecognized tax benefits at December 31, 2015 that, if recognized, would affect the effective tax rate was $48.8 million. During the three months ended December 31, 2015, the Company recognized a gross interest and penalty benefit of $0.3 million in the accompanying consolidated statement of earnings.  There was a gross accrued interest and penalty expense of $0.7 million during the six months ended December 31, 2015.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2015 and June 30, 2015 was $16.3 million and $16.5 million, respectively.  On the basis of the information available as of December 31, 2015, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next twelve months.

As of December 31, 2015 and June 30, 2015, the Company had current net deferred tax assets of $275.1 million and $279.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $64.3 million and $72.1 million as of December 31, 2015 and June 30, 2015, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

Debt

As of December 31, 2015, the Company had $340.2 million of commercial paper outstanding, maturing through January 2016, which the Company is refinancing on a periodic basis as it matures at then-prevailing market interest rates.

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  Under current guidance, deferred taxes for each jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability, requiring an in-depth analysis by jurisdiction to allocate between current and noncurrent.  The updated guidance simplifies a company’s analysis by eliminating the requirement to allocate between current and noncurrent deferred taxes by jurisdiction.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, with early adoption permitted.  The Company may apply the guidance prospectively or retrospectively, for all deferred tax assets and liabilities.  The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  In August 2015, the FASB deferred the effective date of the new revenue standard by one year.  As a result, the new standard is not effective for the Company until fiscal 2019, with early adoption permitted.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company will apply this new guidance when it becomes effective in fiscal 2019 and has not yet selected a transition method.  The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of adoption on its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of December 31, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$402.2	$—	$(1.8)	$400.4
Foreign government and agency securities	34.4	—	(0.1)	34.3
Corporate notes and bonds	352.4	0.1	(1.6)	350.9
Time deposits	446.9	—	—	446.9
Other securities	22.9	—	—	22.9
Total	$1,258.8	$0.1	$(3.5)	$1,255.4

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$265.8	$0.1	$(0.1)	$265.8
Foreign government and agency securities	23.9	—	—	23.9
Corporate notes and bonds	182.7	0.1	(0.4)	182.4
Time deposits	410.8	—	—	410.8
Other securities	34.8	0.1	—	34.9
Total	$918.0	$0.3	$(0.5)	$917.8

The following table presents the Company’s available-for-sale securities by contractual maturity as of December 31, 2015:

(In millions)	Cost	Fair Value
Due within one year	$546.2	$546.1
Due after one through five years	712.7	709.3
	$1,258.9	$1,255.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2015:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$713.3	$(3.3)	$61.4	$(0.2)

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2015	2014	2015	2014

Gross realized gains	$0.2	$1.5	$0.4	$1.5
Gross realized losses	(0.3)	—	(0.4)	—
Total	$(0.1)	$1.5	$—	$1.5

The Company utilizes the first-in, first-out method to determine the cost of the security sold.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2015
Goodwill	$183.9	$449.7	$181.3	$394.7	$1,209.6
Accumulated impairments	(29.1)	—	—	(35.7)	(64.8)
	154.8	449.7	181.3	359.0	1,144.8

Goodwill acquired during the period	—	5.5	—	—	5.5
Translation adjustments	0.1	(0.1)	(2.3)	(1.0)	(3.3)
	0.1	5.4	(2.3)	(1.0)	2.2

Balance as of December 31, 2015
Goodwill	183.6	455.1	179.0	390.9	1,208.6
Accumulated impairments	(28.7)	—	—	(32.9)	(61.6)
	$154.9	$455.1	$179.0	$358.0	$1,147.0

Other intangible assets consist of the following:

	December 31, 2015			June 30, 2015
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$294.1	$236.3	$57.8	$294.4	$228.7	$65.7
License agreements	43.0	43.0	—	43.0	43.0	—
	$337.1	$279.3	57.8	$337.4	$271.7	65.7
Non-amortizable intangible assets:
Trademarks and other			259.6			260.9
Total intangible assets			$317.4			$326.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense related to amortizable intangible assets was $4.0 million and $3.1 million for the three months ended December 31, 2015 and 2014, respectively, and was $7.7 million and $6.1 million for the six months ended December 31, 2015 and 2014, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2016 and for each of fiscal 2017 to 2020 is $7.6 million, $12.9 million, $11.9 million, $11.3 million and $4.3 million, respectively.

NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In October 2015, officers authorized by the Company’s Board of Directors approved plans to transform and modernize the Company’s global technology infrastructure (“GTI”) to fundamentally change the way it delivers information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, the Company is transitioning its GTI from Company-owned assets to a primarily vendor-owned model where it will pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help the Company achieve key strategic opportunities and improve the Company’s agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce the Company’s information technology service and infrastructure costs in the future.  The Company anticipates the GTI Restructuring will result in related restructuring and other charges of approximately $40 million to $50 million, consisting of non-cash asset write-offs, as well as employee-related and other implementation costs, which will be funded by cash from operations.  The Company expects the implementation of the GTI Restructuring, and the related charges, will continue through calendar year 2016.

The following table presents GTI Restructuring charges and the related activities under this initiative to date:

(In millions)	Employee- Related Costs	Asset Write-offs	Contract Terminations	Total

Charges	$2.6	$13.4	$0.5	$16.5
Cash payments	—	—	(0.3)	(0.3)
Non-cash asset write-offs	—	(13.4)	—	(13.4)
Accrued GTI Restructuring balance at December 31, 2015	$2.6	$—	$0.2	$2.8

Accrued GTI Restructuring charges at December 31, 2015 are expected to result in cash expenditures funded from cash provided by operations in fiscal 2016.

Other charges in connection with the implementation of this initiative were $2.0 million for the three and six months ended December 31, 2015 and primarily relate to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		December 31 2015	June 30 2015		December 31 2015	June 30 2015
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$45.8	$41.1	Other accrued liabilities	$2.9	$4.2
Interest rate swap contracts	Prepaid expenses and other current assets	5.6	—	Other accrued liabilities	—	0.2

Total Derivatives Designated as Hedging Instruments		51.4	41.1		2.9	4.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	2.5	2.0	Other accrued liabilities	3.5	4.1

Total Derivatives		$53.9	$43.1		$6.4	$8.5

(1) See Note 6 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended December 31			Three Months Ended December 31
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$10.7	$30.4	Cost of sales	$3.7	$2.2
			Selling, general and administrative	13.9	6.6
Settled interest rate-related derivatives	—	—	Interest expense	0.1	—
Total derivatives	$10.7	$30.4		$17.7	$8.8

(1) The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $1.4 million and $0.6 million for the three months ended December 31, 2015 and 2014, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2015.  The amount of gain recognized in earnings related to the ineffective portion of the hedging relationships was $0.6 million for the three months ended December 31, 2014.

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Six Months Ended December 31			Six Months Ended December 31
	2015	2014		2015	2014
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$35.9	$64.1	Cost of sales	$7.4	$1.8
			Selling, general and administrative	24.0	6.8
Settled interest rate-related derivatives	—	—	Interest expense	0.3	0.1
Total derivatives	$35.9	$64.1		$31.7	$8.7

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $1.5 million and $(0.8) million for the six months ended December 31, 2015 and 2014, respectively.  The amount of gain recognized in earnings related to the ineffective portion of the hedging relationships was $0.1 million and $0.6 million for the six months ended December 31, 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		Three Months Ended December 31		Six Months Ended December 31
		2015	2014	2015	2014
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$(2.4)	$—	$5.8	$—

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging Instruments:		Three Months Ended December 31		Six Months Ended December 31
		2015	2014	2015	2014

Foreign currency forward contracts	Selling, general and administrative	$(6.0)	$2.8	$1.0	$0.1

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of December 2017.

The Company enters into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of December 31, 2015, the Company’s foreign currency cash-flow hedges were highly effective.

At December 31, 2015, the Company had foreign currency forward contracts in the amount of $2,489.1 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($498.5 million), Euro ($384.3 million), Chinese yuan ($283.3 million), Hong Kong dollar ($186.0 million), Swiss franc ($177.6 million), Canadian dollar ($151.2 million) and Australian dollar ($140.5 million).

The estimated net gain on foreign currency forward contracts and settled interest rate-related derivatives as of December 31, 2015 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $26.7 million.  The accumulated gain on these derivative instruments in AOCI was $72.6 million and $68.4 million as of December 31, 2015 and June 30, 2015, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $53.9 million at December 31, 2015.  To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$48.3	$—	$48.3
Interest rate swap contracts	—	5.6	—	5.6
Available-for-sale securities:
U.S. government and agency securities	—	400.4	—	400.4
Foreign government and agency securities	—	34.3	—	34.3
Corporate notes and bonds	—	350.9	—	350.9
Time deposits	—	446.9	—	446.9
Other securities	—	22.9	—	22.9
Total	$—	$1,309.3	$—	$1,309.3

Liabilities:
Foreign currency forward contracts	$—	$6.4	$—	$6.4
Contingent consideration	—	—	167.1	167.1
Total	$—	$6.4	$167.1	$173.5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$43.1	$—	$43.1
Available-for-sale securities:
U.S. government and agency securities	—	265.8	—	265.8
Foreign government and agency securities	—	23.9	—	23.9
Corporate notes and bonds	—	182.4	—	182.4
Time deposits	—	410.8	—	410.8
Other securities	—	34.9	—	34.9
Total	$—	$960.9	$—	$960.9

Liabilities:
Foreign currency forward contracts	$—	$8.3	$—	$8.3
Interest rate swap contracts	—	0.2	—	0.2
Contingent consideration	—	—	159.3	159.3
Total	$—	$8.5	$159.3	$167.8

The estimated fair values of the Company’s financial instruments are as follows:

	December 31 2015		June 30 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$868.1	$868.1	$1,021.4	$1,021.4
Available-for-sale securities	1,255.4	1,255.4	917.8	917.8
Current and long-term debt	1,981.7	2,060.8	1,637.3	1,697.5
Additional purchase price payable	37.2	37.2	37.0	37.0
Contingent consideration	167.1	167.1	159.3	159.3

Derivatives
Foreign currency forward contracts – asset (liability)	41.9	41.9	34.8	34.8
Interest rate swap contracts – asset (liability)	5.6	5.6	(0.2)	(0.2)

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, money market funds and time deposits. The carrying amount approximates fair value, primarily because of the short maturity of cash equivalent instruments.

Available-for-sale securities – Available-for-sale securities are classified within Level 2 of the valuation hierarchy and are valued using third-party pricing services, and for time deposits, the carrying amount approximates fair value. To determine fair value, the pricing services use market prices or prices derived from other observable market inputs such as benchmark curves, credit spreads, broker/dealer quotes, and other industry and economic factors.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swap contracts – The fair values of the Company’s interest rate swap contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as swap yield curves and LIBOR forward rates, were obtained from independent pricing services.

Current and long-term debt – The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities.  To a lesser extent, debt also includes capital lease obligations for which the carrying amount approximates the fair value.  The Company’s debt is classified within Level 2 of the valuation hierarchy.

Additional purchase price payable – The Company’s additional purchase price payable represents fixed minimum additional purchase price that was discounted using the Company’s incremental borrowing rate, which was approximately 1%.  The additional purchase price payable is classified within Level 2 of the valuation hierarchy.

Contingent Consideration – The fair value of the Company’s contingent consideration obligations is measured using Level 3 inputs which include a probability weighted-average cost of capital to discount estimated future cash flows based upon the likelihood of achieving certain future operating results. The fair value of the contingent consideration related to the acquisition earn-outs was determined by discounting the future cash flows using discount rates ranging from 9% to 14%.  These rates reflect the relative risk and probability of achieving future operating results with the potential earn-outs on the individual acquisitions.  These implied rates are deemed to be unobservable inputs and as such the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.  An increase or decrease in the risk premium of 100 basis points would result in a value that is approximately $5 million higher or lower than the current liability recorded.

Changes in the fair value of the contingent consideration obligations for the six months ended December 31, 2015 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2015	$159.3
Change in fair value	7.8
Contingent consideration at December 31, 2015	$167.1

NOTE 7 – PENSION AND POST-RETIREMENT BENEFIT PLANS

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

The components of net periodic benefit cost for the three months ended December 31, 2015 and 2014 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2015	2014	2015	2014	2015	2014

Service cost	$8.1	$7.9	$6.2	$6.1	$0.7	$0.8
Interest cost	8.2	7.6	3.8	4.4	1.8	1.9
Expected return on plan assets	(12.2)	(12.5)	(4.9)	(5.3)	(0.5)	(0.6)
Amortization of:
Prior service cost	0.2	0.2	0.5	0.5	0.2	0.2
Actuarial loss	2.8	2.4	2.5	2.6	0.1	0.4
Settlement	—	—	0.1	—	—	—
Net periodic benefit cost	$7.1	$5.6	$8.2	$8.3	$2.3	$2.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the six months ended December 31, 2015 and 2014 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2015	2014	2015	2014	2015	2014

Service cost	$16.2	$15.8	$12.5	$12.5	$1.4	$1.7
Interest cost	16.4	15.2	7.6	9.0	3.7	3.8
Expected return on plan assets	(24.4)	(25.0)	(9.9)	(11.0)	(1.1)	(1.2)
Amortization of:
Prior service cost	0.3	0.3	1.0	1.1	0.4	0.4
Actuarial loss	5.6	4.9	5.2	5.4	0.2	0.8
Settlement	—	—	0.1	—	—	—
Net periodic benefit cost	$14.1	$11.2	$16.5	$17.0	$4.6	$5.5

During the six months ended December 31, 2015, the Company made contributions to its international pension plans totaling approximately $6 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2015	2015
Other assets	$107.9	$113.1
Other accrued liabilities	(23.8)	(23.8)
Other noncurrent liabilities	(373.2)	(373.0)
Funded status	(289.1)	(283.7)
Accumulated other comprehensive loss	326.9	346.2
Net amount recognized	$37.8	$62.5

NOTE 8 – CONTINGENCIES

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

NOTE 9 – STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return, long-term PSUs and share units, may be granted.  During the second quarter of fiscal 2016, the amount of shares of the Company’s Class A Common Stock that was reserved and available to be granted pursuant to these Plans was increased by 10,600,000 to approximately 17,169,000 shares as of December 31, 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, RSUs, PSUs, PSUs based on total stockholder return, long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2015	2014	2015	2014

Compensation expense	$42.5	$38.8	$111.2	$100.9
Income tax benefit	14.0	12.6	36.5	33.0

As of December 31, 2015, the total unrecognized compensation cost related to unvested stock-based awards was $207.8 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of December 31, 2015 and changes during the six months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2015	13,437.1	$47.73
Granted at fair value	2,500.2	77.46
Exercised	(570.0)	39.19
Expired	(8.9)	47.00
Forfeited	(91.7)	70.31
Outstanding at December 31, 2015	15,266.7	52.78	$538.6	6.4

Vested and expected to vest at December 31, 2015	15,125.7	52.56	$537.0	6.2

Exercisable at December 31, 2015	8,746.3	37.81	$439.5	4.8

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2015	2014	2015	2014

Per-share weighted-average grant date fair value of stock options granted	$25.18	$23.62	$21.51	$22.46
Intrinsic value of stock options exercised	$17.6	$15.1	$25.6	$31.9

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014
Weighted-average expected stock-price volatility	27%	28%	27%	28%
Weighted-average expected option life	9 years	9 years	7 years	7 years
Average risk-free interest rate	2.0%	2.3%	1.9%	2.2%
Average dividend yield	1.2%	1.1%	1.2%	1.1%

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

Restricted Stock Units

The Company granted approximately 1,555,400 RSUs during the six months ended December 31, 2015 which, at the time of grant, were scheduled to vest as follows: 544,100 in fiscal 2017, 559,200 in fiscal 2018 and 452,100 in fiscal 2019.  All RSUs are subject to the continued employment or retirement of the grantees.  Beginning in fiscal 2015, the RSUs granted are accompanied by dividend equivalent rights, payable upon settlement either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of December 31, 2015 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2015	2,592.1	$70.31
Granted	1,555.4	77.35
Dividend equivalents	10.8	83.98
Vested	(1,242.2)	67.76
Forfeited	(73.9)	73.25
Nonvested at December 31, 2015	2,842.2	75.25

Performance Share Units

During the six months ended December 31, 2015, the Company granted approximately 277,400 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2018, all subject to the continued employment or retirement of the grantees.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.  In September 2015, approximately 276,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 249,900 PSUs which vested as of June 30, 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s PSUs as of December 31, 2015 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2015	550.4	$71.59
Granted	277.4	77.35
Vested	—	—
Forfeited	(4.5)	67.31
Nonvested at December 31, 2015	823.3	73.55

Performance Share Units Based on Total Stockholder Return

During fiscal 2013, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods. The first performance period ended June 30, 2015, and the remaining performance periods end June 30, 2016 and 2017.  The remaining PSUs will be settled based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  No settlement will occur if the Company’s TSR falls below a minimum threshold, and up to an aggregate of 173,611 shares of the Company’s Class A Common Stock will be issued depending on the extent to which the Company’s TSR equals or exceeds the minimum threshold.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.

The grant date fair value of the PSUs of $11.0 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant, and the dividend yield is based on historical experience.  In September 2015, 42,549 shares of the Company’s Class A Common Stock were issued and related dividends were paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2015. The remaining PSUs have an aggregate target payout of 108,507 shares as of December 31, 2015.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of December 31, 2015 and activity during the six months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2015	110.3	$41.24
Granted	8.9	84.35
Dividend equivalents	0.7	82.89
Converted	—	—
Outstanding at December 31, 2015	119.9	44.69

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.9 million and $0.6 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended December 31, 2015 and 2014, respectively.  The Company recorded $0.7 million and $0.8 million as compensation expense to reflect additional deferrals and the change in the market value for the six months ended December 31, 2015 and 2014, respectively.

NOTE 10 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2015	2014	2015	2014
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$446.2	$435.7	$755.5	$663.8

Denominator:
Weighted-average common shares outstanding – Basic	369.6	380.0	371.1	380.9
Effect of dilutive stock options	4.4	4.6	4.4	4.6
Effect of RSUs	1.9	1.5	1.9	1.6
Effect of PSUs based on TSR	0.1	—	0.1	—
Weighted-average common shares outstanding – Diluted	376.0	386.1	377.5	387.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.21	$1.15	$2.04	$1.74
Diluted	1.19	1.13	2.00	1.71

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014, outstanding options to purchase 0.2 million and 2.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2015 and 2014, 0.8 million shares of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock-Based Compensation.

NOTE 11 – EQUITY

	Total Stockholders’ Equity – The Estée Lauder Companies Inc.
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	Non- controlling Interests	Total Equity

Balance at June 30, 2015	$5.7	$2,871.6	$7,004.1	$(381.5)	$(5,856.7)	$3,643.2	$11.1	$3,654.3
Net earnings	—	—	755.5	—	—	755.5	3.7	759.2
Common stock dividends	—	—	(201.7)	—	—	(201.7)	(2.2)	(203.9)
Other comprehensive loss	—	—	—	(115.7)	—	(115.7)	(0.9)	(116.6)
Acquisition of treasury stock	—	—	—	—	(575.0)	(575.0)	—	(575.0)
Stock-based compensation	—	147.8	—	—	(50.3)	97.5	—	97.5
Balance at December 31, 2015	$5.7	$3,019.4	$7,557.9	$(497.2)	$(6,482.0)	$3,603.8	$11.7	$3,615.5

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2015:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2015	August 31, 2015	September 15, 2015	$.24
October 30, 2015	November 30, 2015	December 15, 2015	$.30

On February 4, 2016, a dividend was declared in the amount of $.30 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on March 15, 2016 to stockholders of record at the close of business on February 29, 2016.

Common Stock

During the six months ended December 31, 2015, the Company purchased 7.6 million shares of its Class A Common Stock for $627.8 million.

During the six months ended December 31, 2015, approximately 0.4 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Subsequent to December 31, 2015 and through January 29, 2016, the Company repurchased approximately 0.9 million additional shares of its Class A Common Stock for $75.0 million pursuant to its share repurchase program.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2015:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total

Balance at June 30, 2015	$(0.1)	$43.9	$(235.0)	$(190.3)	$(381.5)
OCI before reclassifications	(3.4)	23.3	4.1 (1)	(128.3)	(104.3)
Amounts reclassified from AOCI	—	(20.5)	9.1	—	(11.4)
Net current-period OCI	(3.4)	2.8	13.2	(128.3)	(115.7)
Balance at December 31, 2015	$(3.5)	$46.7	$(221.8)	$(318.6)	$(497.2)

(1) Includes foreign currency translation gains of $6.5 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2015 and 2014:

	Amount Reclassified from AOCI
	Three Months Ended December 31		Six Months Ended December 31		Affected Line Item in Consolidated
(In millions)	2015	2014	2015	2014	Statement of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$(0.1)	$1.5	$—	$1.5	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	(0.4)	—	(0.4)	Provision for income taxes
	$(0.1)	$1.1	$—	$1.1	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$3.7	$2.2	$7.4	$1.8	Cost of sales
Foreign currency forward contracts	13.9	6.6	24.0	6.8	Selling, general and administrative
Settled interest rate-related derivatives	0.1	0.1	0.3	0.2	Interest expense
	17.7	8.9	31.7	8.8	Earnings before income taxes
Benefit (provision) for deferred taxes	(6.2)	(3.2)	(11.2)	(3.2)	Provision for income taxes
	$11.5	$5.7	$20.5	$5.6	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(0.9)	$(0.9)	$(1.7)	$(1.8)	(1)
Amortization of actuarial loss	(5.4)	(5.4)	(11.0)	(11.1)	(1)
Settlement	(0.1)	—	(0.1)	—	(1)
	(6.4)	(6.3)	(12.8)	(12.9)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.8	1.9	3.7	3.8	Provision for income taxes
	$(4.6)	$(4.4)	$(9.1)	$(9.1)	Net earnings
Total reclassification adjustments, net	$6.8	$2.4	$11.4	$(2.4)	Net earnings

(1) See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2015 and 2014 is as follows:

(In millions)	2015	2014

Cash:
Cash paid during the period for interest	$39.9	$32.8
Cash paid during the period for income taxes	$188.8	$200.0

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(2.1)	$(2.5)
Capital lease and asset retirement obligations incurred	$22.4	$8.2
Non-cash purchases (sales) of short- and long-term investments, net	$(1.8)	$—
Property, plant and equipment accrued but unpaid	$33.5	$30.3
Increase (decrease) in accrued dividend equivalents	$0.5	$(0.8)
Accrued dividend distribution to noncontrolling interest	$—	$2.6

NOTE 13 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, interest expense and interest income and investment income, net.  Charges associated with restructuring activities are not allocated to product categories because they resulted from activities that are part of a company-wide program to redesign the Company’s GTI.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2015	2014	2015	2014
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,232.2	$1,274.4	$2,341.0	$2,365.8
Makeup	1,251.2	1,176.2	2,413.0	2,197.5
Fragrance	470.6	439.7	883.5	817.1
Hair Care	149.0	137.1	283.3	265.2
Other	21.8	17.1	38.7	29.9
Net Sales	$3,124.8	$3,044.5	$5,959.5	$5,675.5

Operating Income (Loss) before charges associated with restructuring activities:
Skin Care	$309.2	$317.1	$498.9	$493.5
Makeup	260.8	253.4	450.0	379.3
Fragrance	53.2	47.5	119.3	86.5
Hair Care	19.9	16.2	25.6	25.0
Other	4.8	(1.4)	7.3	(3.5)
	647.9	632.8	1,101.1	980.8
Reconciliation:
Charges associated with restructuring activities	(18.5)	—	(18.5)	—
Interest expense	(17.0)	(15.0)	(34.1)	(29.8)
Interest income and investment income, net	3.2	3.8	6.2	5.4
Earnings before income taxes	$615.6	$621.6	$1,054.7	$956.4

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,227.0	$1,201.4	$2,495.3	$2,316.2
Europe, the Middle East & Africa	1,268.4	1,211.5	2,285.2	2,153.7
Asia/Pacific	629.4	631.6	1,179.0	1,205.6
Net Sales	$3,124.8	$3,044.5	$5,959.5	$5,675.5

Operating Income (Loss):
The Americas	$107.8	$120.8	$198.4	$178.2
Europe, the Middle East & Africa	386.5	355.2	630.2	525.1
Asia/Pacific	153.6	156.8	272.5	277.5
	647.9	632.8	1,101.1	980.8
Charges associated with restructuring activities	(18.5)	—	(18.5)	—
Operating Income	$629.4	$632.8	$1,082.6	$980.8

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2015 and 2014, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2015	2014	2015	2014
NET SALES
By Region:
The Americas	$1,227.0	$1,201.4	$2,495.3	$2,316.2
Europe, the Middle East & Africa	1,268.4	1,211.5	2,285.2	2,153.7
Asia/Pacific	629.4	631.6	1,179.0	1,205.6
Net Sales	$3,124.8	$3,044.5	$5,959.5	$5,675.5

By Product Category:
Skin Care	$1,232.2	$1,274.4	$2,341.0	$2,365.8
Makeup	1,251.2	1,176.2	2,413.0	2,197.5
Fragrance	470.6	439.7	883.5	817.1
Hair Care	149.0	137.1	283.3	265.2
Other	21.8	17.1	38.7	29.9
Net Sales	$3,124.8	$3,044.5	$5,959.5	$5,675.5

OPERATING INCOME (LOSS)
By Region:
The Americas	$107.8	$120.8	$198.4	$178.2
Europe, the Middle East & Africa	386.5	355.2	630.2	525.1
Asia/Pacific	153.6	156.8	272.5	277.5
	647.9	632.8	1,101.1	980.8
Charges associated with restructuring activities	(18.5)	—	(18.5)	—
Operating Income	$629.4	$632.8	$1,082.6	$980.8

By Product Category:
Skin Care	$309.2	$317.1	$498.9	$493.5
Makeup	260.8	253.4	450.0	379.3
Fragrance	53.2	47.5	119.3	86.5
Hair Care	19.9	16.2	25.6	25.0
Other	4.8	(1.4)	7.3	(3.5)
	647.9	632.8	1,101.1	980.8
Charges associated with restructuring activities	(18.5)	—	(18.5)	—
Operating Income	$629.4	$632.8	$1,082.6	$980.8

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2015	2014	2015	2014

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.8	18.8	19.6	19.6
Gross profit	81.2	81.2	80.4	80.4

Operating expenses:
Selling, general and administrative	60.4	60.4	61.9	63.1
Restructuring and other charges	0.6	—	0.3	—
Total operating expenses	61.0	60.4	62.2	63.1

Operating income	20.2	20.8	18.2	17.3
Interest expense	0.5	0.5	0.6	0.5
Interest income and investment income, net	(0.1)	(0.1)	(0.1)	—

Earnings before income taxes	19.8	20.4	17.7	16.8
Provision for income taxes	5.4	6.0	5.0	5.1

Net earnings	14.4	14.4	12.7	11.7
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	14.3%	14.3%	12.7%	11.7%

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

Overview

We believe the best way to continue to increase stockholder value is to provide our customers and consumers with superior products and services in the most efficient and profitable manner while recognizing consumers’ changing behaviors and shopping preferences.  To be the global leader in prestige beauty, we are guided by our long-term strategy through fiscal 2018, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, leverage our strengths and make us more productive and profitable.  We plan to continue to build upon and leverage our history of outstanding creativity, innovation and entrepreneurship in high quality products and services and engaging communications.

THE ESTÉE LAUDER COMPANIES INC.

Our diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas in prestige beauty. We believe our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass distribution.  Skin care, our most profitable product category historically, remains a strategic priority for us and we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de la Mer from La Mer.  We are also developing and introducing new products, such as New Dimension and Re-Nutriv Ultimate Diamond eye crème from Estée Lauder, Clinique Smart moisturizers, Clinique smart treatment oil and Clinique Sculptwear serum, as well as The Renewal Oil and Genaissance serum from La Mer.  We supplemented our skin care offerings through the fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso. While global prestige skin care growth remained slow in the second quarter of fiscal 2016, global growth in prestige makeup continued to accelerate, in part due to increased makeup usage in Asia and the visual nature of the category which resonates in social media.  This trend benefited our makeup sales, particularly in areas such as lipsticks and foundations.  We also introduced new products, including new collections from our makeup artist brands, Double Wear Makeup to Go liquid compact and Pure Color Envy liquid lip potion from Estée Lauder, and Chubby Lash fattening mascara and Beyond Perfecting foundation and concealer from Clinique, and expanded our distribution.  We believe that the makeup category represents one of our most compelling growth opportunities.  Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, new launches such as Tom Ford Noir Pour Femme, the Michael Kors Gold Fragrance Collection and Mimosa & Cardamom from Jo Malone London, and incremental net sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle.  In addition, we are expanding our hair care brands in salons and other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and incubate smaller brands that we believe have significant growth potential and may provide unique opportunities for profitable growth in the future.

Our global footprint provides many avenues of growth.  We are leveraging our regional organizations and the talents and expertise of our people in an effort to be locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth in large, image-building core markets such as the United States, the United Kingdom, France, Italy, Japan and Korea by strengthening our presence in these countries.  In addition, we are broadening our presence in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia, India, Mexico and South Africa.  We continue to see slow department store traffic in some markets, which is particularly affecting Estée Lauder and Clinique; however, we are growing faster in other channels, such as e- and m-commerce.  In January 2016, Macy’s Inc., our largest customer, announced the closing of a certain number of its department store locations.  These closings are not expected to have a material impact on our net sales.

In North America, we are hosting targeted in-store events to support key innovations in multiple channels, and we are increasing our presence in specialty multi-brand retailers and freestanding retail stores.  Internationally, we are expanding our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  We are also expanding brands in our travel retail channel, which benefits from increasing international passenger traffic.  Travel retail continues to be an important channel for brand building and profit margin expansion, although it is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.  We have strategies focused on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We are broadening our online portfolio around the world by adding brands to existing markets and entering new markets, resulting in strong net sales growth in the online channel, and we are developing and testing omnichannel concepts to better serve consumers as they shop across channels.  We are applying what we have learned from our digital strategy in the United States to other markets such as Brazil and Russia. To further drive our online sales, we are increasing our presence on key third-party platforms in China, where we are seeing promising results.

While our business is performing well overall, we are faced with strong competition globally and economic challenges in certain countries.  We are cautious of the continued slow retail growth in Hong Kong and China, a decline in travel and spending by Russian and Brazilian travelers and unfavorable foreign exchange due to the continued strength of the U.S. dollar in relation to most currencies.  Additionally, we are monitoring the effects of economic instability in Russia, Greece and Brazil.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength, utilizing the various growth drivers among our brands, channels and markets.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then there could be a negative effect on ongoing consumer confidence, demand and spending and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

THE ESTÉE LAUDER COMPANIES INC.

We navigate through short-term volatility by focusing on our long-term strategy using our multiple growth engines that we believe will promote sustainable growth.  These include strengthening our presence in emerging markets, continuing to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe will enable us to introduce products that resonate with consumers.  Some will involve new sub-categories and others may expand key franchises.  We expect to leverage our topline growth through greater productivity, due in part to cost savings and efficiencies from our Strategic Modernization Initiative (“SMI”).  We plan to continue allocating our resources to growth drivers such as digital capabilities, including the development of omnichannel concepts, retail store expansion, in-store consumer engagement, and information technology enhancements.  We also plan to continue to succeed in high growth product categories, sub-categories and channels of distribution, benefit from regional opportunities, focus on emerging market and luxury consumers and enhance our local relevance.

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

In October 2015, officers authorized by our Board of Directors approved plans to transform and modernize our GTI to fundamentally change the way we deliver information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, we are transitioning our GTI from Company-owned assets to a primarily vendor-owned model where we will pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help us achieve key strategic opportunities and improve our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce our information technology service and infrastructure costs in the future.  We anticipate the GTI Restructuring will result in related restructuring and other charges of approximately $40 million to $50 million, consisting of non-cash asset write-offs, as well as employee-related and other implementation costs, which will be funded by cash from operations.  For the three and six months ended December 31, 2015, we recorded $18.5 million of restructuring and other charges.  We expect the implementation of the GTI Restructuring, and the related charges, will continue through calendar year 2016 and will generate a positive return on investment.  Net savings from this initiative may be partially reinvested in other strategic areas of our business.

For additional information about the GTI Restructuring initiative, see Notes to Consolidated Financial Statements, Note 4 – Charges Associated with Restructuring Activities.

THE ESTÉE LAUDER COMPANIES INC.

We rolled out the last major wave of SMI in July 2014, and most of our locations are now SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.  In connection with the July 2014 implementation, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The negative impact on the net sales and operating results for the six months ended December 31, 2014 by product category and geographic region was as follows:

	Six Months Ended December 31, 2014
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

The lower orders during the six months ended December 31, 2014 created a favorable comparison between the six months ended December 31, 2015 and the six months ended December 31, 2014 of approximately $178 million in net sales and approximately $127 million in operating results and impacted our operating margin comparisons.  We believe the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

As referenced in the discussion herein, our heritage brands are Estée Lauder, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands, and our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo and Editions de Parfums Frédéric Malle.

Second Quarter Fiscal 2016 as Compared with Second Quarter Fiscal 2015

NET SALES

Net sales increased 3%, or $80.3 million, to $3,124.8 million.  This increase included approximately $168 million of unfavorable foreign currency translation due to the strength of the U.S. dollar against most currencies.  Excluding the impact of foreign currency translation, net sales increased 8%.

Reported net sales grew in each product category, with the exception of skin care, and in each geographic region, with the exception of Asia/Pacific.  Skin care continues to be the leading product category in China and Hong Kong, two markets where retail growth is more challenging.  Solid net sales increases in product offerings by M•A•C, Smashbox and Tom Ford globally drove the growth in the makeup category.  Our fragrance category benefited from net sales increases from our luxury brands and incremental sales from our fiscal 2015 acquisitions.  While the overall decline in the skin care category was driven by the unfavorable impact of foreign currency translation, sales of La Mer products continued to increase, and we had incremental contributions from our fiscal 2015 acquisitions.  Each of our product categories benefited from expanded global distribution, new product offerings and growth from emerging markets.  During the current-year period, Estée Lauder showed improvements on a local currency basis in the makeup and skin care categories due to product launches.  Net sales of Clinique products decreased in skin care, which was partially due to unfavorable foreign currency translation and reflected a difficult comparison to the prior-year period launch of Clinique Smart custom-repair serum and the Sonic System Purifying Cleansing Brush.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products decreased 3%, or $42.2 million, to $1,232.2 million, reflecting the unfavorable impact of foreign currency translation of approximately $67 million.  The reported decrease was driven by lower net sales of Estée Lauder and Clinique products of approximately $58 million, combined.  Excluding the impact of foreign currency translation, Estée Lauder skin care net sales increased primarily due to new product launches such as New Dimension and Re-Nutriv Ultimate Diamond eye crème.  Lower net sales of Clinique products were primarily due to a difficult comparison with the prior-year period that featured greater launch activity including Clinique Smart custom-repair serum and the Clinique Sonic System Purifying Cleansing Brush.  Partially offsetting these decreases were higher net sales of La Mer products in all regions, including expanded distribution in the travel retail channel, as well as incremental sales from our fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso of approximately $22 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 2%.

Makeup

Net sales of makeup products increased 6%, or $75.0 million, to $1,251.2 million.  This includes approximately $72 million of unfavorable foreign currency translation.  The reported net sales increase primarily reflected higher net sales from our makeup artist brands, Smashbox, and Tom Ford of approximately $71 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores, and for Bobbi Brown, also in travel retail and specialty-multi retailers.  The higher net sales from Smashbox were primarily due to expanded distribution in department stores.  The higher net sales from Tom Ford were driven by an increase in lipstick net sales, including the expansion of the Lips & Boys line of lipsticks.  Excluding the impact of foreign currency translation, makeup net sales increased 13%.

Fragrance

Net sales of fragrance products increased 7%, or $30.9 million, to $470.6 million. This includes approximately $22 million of unfavorable foreign currency translation.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Tom Ford, and incremental sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle of approximately $40 million, combined.  The higher net sales from Jo Malone London were due to expanded distribution related to department stores and the travel retail channel and the launch of Mimosa & Cardamom.  Increased sales from Tom Ford were primarily due to new product launches such as Tom Ford Noir Extreme and Tom Ford Noir Pour Femme.  Partially offsetting these increases were lower sales of certain Estée Lauder and Clinique fragrances of approximately $2 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 12%.

Hair Care

Hair care net sales increased 9%, or $11.9 million, to $149.0 million, reflecting new product launches from Aveda, such as Shampure dry shampoo and the Aveda Thickening Tonic as well as expanded global distribution of Aveda products in freestanding stores, salons and in the travel retail channel.  To a lesser extent, net sales of Bumble and bumble products increased, reflecting expanded distribution in specialty-multi brand retailers.  Excluding the impact of foreign currency translation, hair care net sales increased 14%.

Geographic Regions

Net sales in the Americas increased 2%, or $25.6 million, to $1,227.0 million. Net sales in the United States and Canada increased approximately $17 million, combined, reflecting growth in makeup net sales, driven by Smashbox and Clinique, incremental sales from our fiscal 2015 acquisitions and higher net sales of Aveda hair care products.  These increases were partially offset by lower sales of fragrances, in particular, certain Estée Lauder and designer fragrances, which more than offset increases in sales of luxury fragrances.  We continue to be challenged by a soft retail environment for Estée Lauder and Clinique products in certain department stores. Net sales in Latin America increased approximately $1 million, primarily reflecting higher net sales in Argentina and Mexico, partially offset by lower sales in Brazil, as a result of unfavorable foreign currency translation of approximately $12 million.  Excluding the impact of foreign currency translation, Brazil had net sales increases, primarily due to expanded distribution of M•A•C products.  Excluding the impact of foreign currency translation, net sales in the Americas increased 4%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 5%, or $56.9 million, to $1,268.4 million.  This includes approximately $100 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region.  Higher reported sales in the United Kingdom, our travel retail business and the Middle East totaled approximately $53 million, combined.  The higher sales in the United Kingdom were due to increased net sales from our makeup artist brands and certain of our luxury brands.  The higher sales in our travel retail business were driven by expanded distribution of our luxury brands and Smashbox.  Higher sales in the Middle East were primarily driven by our makeup artist brands and certain of our luxury brands as a result of expanded distribution and product launches such as Mimosa & Cardamom from Jo Malone London.  These increases were partially offset by lower net sales in Russia and Iberia of approximately $5 million, combined, reflecting the negative impact of foreign currency translation.  Excluding this impact, net sales in Russia increased primarily due to higher net sales from certain of our makeup artist and luxury brands and net sales in Iberia were higher, in part, due to an increase in tourism.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 13%.

Net sales in Asia/Pacific decreased less than 1%, or $2.2 million, to $629.4 million, driven by approximately $40 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region.  Lower sales in Hong Kong, Malaysia, Thailand and Taiwan totaled approximately $15 million, combined.  The lower net sales in Hong Kong were primarily driven by a decrease in traveling Chinese consumers as a result of the previous social instability there, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Malaysia, Thailand and Taiwan was primarily due to the negative impact of foreign currency translation; however, net sales in these countries benefited from expanded distribution.  These decreases were partially offset by higher net sales in China and the Philippines of approximately $11 million, combined.  The higher net sales in China were driven by expanded distribution and increased Guanggun Jie (November 11th) promotional activity. For the Philippines, the higher net sales were driven by expanded distribution, including the introduction of Jo Malone London.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 6%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales remained flat at 18.8%.  This reflected a favorable impact of manufacturing variances of approximately 50 basis points, offset by an unfavorable impact of the mix of our business of approximately 40 basis points and an increase in shipments of promotional items and gifts of approximately 10 basis points.

Since certain promotional activities are components of sales or cost of sales and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales may be impacted by channels of distribution and their relative growth.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 61.0% as compared with 60.4% in the prior-year period.  The increase primarily reflected the fiscal 2016 charges associated with restructuring activities of approximately 60 basis points and higher costs associated with store operations of approximately 40 basis points.  Also contributing to the increase were higher general and administrative expenses of approximately 50 basis points, partially due to increased rent associated with a new larger office in London and higher stock-based compensation, and higher costs associated with research and development of approximately 20 basis points.  Partially offsetting these increases were approximately 40 basis points of lower advertising, merchandising and sampling costs, as a percentage of net sales.  This change reflected the favorable impact of foreign currency translation, as well as the brand and channel mix of our spend, as certain media formats carry different cost structures.  Certain of our brands have lower costs associated with advertising as they focus on digital and social media strategies and rely less on print and television advertising, which carry a higher media cost. Also contributing to the improvement was a favorable change in foreign exchange transactions of approximately 40 basis points and a decrease in selling and shipping costs, as a percentage of net sales, of approximately 30 basis points.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

THE ESTÉE LAUDER COMPANIES INC

OPERATING RESULTS

Operating income decreased 1%, or $3.4 million, to $629.4 million.  Operating margin decreased to 20.2% of net sales as compared with 20.8% in the prior-year period.  The overall operating results and operating margin were impacted by unfavorable foreign currency translation of approximately $56 million.  In addition, the operating results for the three months ended December 31, 2015 include the impact of charges associated with the GTI Restructuring of $18.5 million, or less than 1% of net sales.  Adjusting for the impact of these charges, operating income would have increased 2% and operating margin would have decreased 10 basis points.

Product Categories

Skin care operating income decreased 2%, or $7.9 million, to $309.2 million, reflecting lower results from Estée Lauder, partially offset by higher results from La Mer.  Makeup operating income increased 3%, or $7.4 million, to $260.8 million, primarily reflecting improved results from M•A•C, partially offset by lower results from Bobbi Brown due to increased advertising and promotional spending behind new and existing products.  Fragrance operating income increased 12%, or $5.7 million, to $53.2 million, reflecting higher results from our luxury fragrance brands, partially offset by lower results from Estée Lauder.  Hair care operating results increased 23%, or $3.7 million, to $19.9 million, primarily reflecting higher net sales driven by new product launches and expanded global distribution.

Geographic Regions

Operating income in the Americas decreased 11%, or $13.0 million, to $107.8 million, driven by the impact of foreign currency translation and reflecting higher selling, advertising, merchandising and sampling spending behind product launches and in-store promotional activities, higher store operating costs related to expanded distribution, and an increase in product development and research and development expenses.

In Europe, the Middle East & Africa, operating income increased 9%, or $31.3 million, to $386.5 million.  Higher results from our travel retail business, Germany, the United Kingdom and the Middle East totaled approximately $30 million, primarily due to an increase in net sales.  These higher results were partially offset by lower results in France and Russia of approximately $5 million.  The lower results in France were due to increased advertising, merchandising and sampling and store operating costs.

In Asia/Pacific, operating income decreased 2%, or $3.2 million, to $153.6 million, driven by the impact of foreign currency translation.  As reported, lower results in Hong Kong and China, totaled approximately $8 million, combined.  The decrease in operating results in China was attributable to increased advertising, merchandising and sampling costs to support certain existing products.  These lower results were partially offset by higher results in Japan, Australia and the Philippines of approximately $6 million, combined.  The improved results in Japan were due to lower advertising, merchandising and sampling costs.  The higher results in Australia and the Philippines were due to increased sales.

INTEREST EXPENSE

Interest expense increased to $17.0 million as compared with $15.0 million in the prior-year period, primarily due to the issuance of additional long-term debt in June 2015.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net decreased to $3.2 million as compared with $3.8 million in the prior-year period, due to a realized gain on investments in the prior-year period.

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

THE ESTÉE LAUDER COMPANIES INC.

The effective rate for income taxes was 27.2% and 29.6% for the three months ended December 31, 2015 and 2014, respectively.  The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations, the retroactive reinstatement of the U.S. federal research and development tax credit that was signed into law on December 18, 2015 and the reduced impact of income tax reserves as compared to the prior-year period.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 2%, or $10.5 million, to $446.2 million, and diluted net earnings per common share increased 5% from $1.13 to $1.19.

Six Months Fiscal 2016 as Compared with Six Months Fiscal 2015

NET SALES

Net sales increased 5%, or $284.0 million, to $5,959.5 million.  This increase included approximately $366 million of unfavorable foreign currency translation due to the strength of the U.S. dollar against most currencies, partially offset by the favorable comparison to the prior-year period due to the fiscal 2015 accelerated orders of approximately $178 million.  Excluding the impact of foreign currency translation, net sales increased 11%.  Excluding the impact of the accelerated orders, net sales increased 2%.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales increased 8%.

Reported net sales grew in each product category, with the exception of skin care, and in each geographic region, with the exception of Asia/Pacific.  Skin care continues to be the leading product category in China and Hong Kong, two markets where retail growth is more challenging.  Solid net sales increases in product offerings by M•A•C and Smashbox globally drove the growth in the makeup category, which also benefited from the improved sales of Estée Lauder and Clinique products in North America.  Our fragrance category benefited from net sales increases from our luxury brands and incremental sales from our fiscal 2015 acquisitions.  While the overall decline in the skin care category was driven by the unfavorable impact of foreign currency translation, sales of La Mer products continued to increase, and we had incremental contributions from our fiscal 2015 acquisitions.  Each of our product categories benefited from expanded global distribution, new product offerings and growth from emerging markets, excluding China.  During the current-year period, Estée Lauder net sales improved on a local currency basis in the makeup and skin care categories due to new product launches.  Excluding the impact of the accelerated orders and the impact of foreign currency translation, net sales of Clinique products decreased in all product categories, except makeup, which benefited from new product launches such as Beyond Perfecting foundation and concealer.

Product Categories

Skin Care

Net sales of skin care products decreased 1%, or $24.8 million, to $2,341.0 million, reflecting approximately $129 million of unfavorable foreign currency translation, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $91 million.  The reported decrease was primarily driven by lower net sales of Estée Lauder and Clinique products of approximately $63 million, combined.  Excluding the impact of foreign currency translation, Estée Lauder skin care net sales increased primarily due to new product launches such as New Dimension and Re-Nutriv Ultimate Diamond eye crème, partially offset by continued softness in China and Hong Kong, as a result of a difficult retail environment.  Lower net sales of Clinique products were primarily due to a difficult comparison with the prior-year period that featured greater launch activity including the Clinique Sonic System Purifying Cleansing Brush and Clinique Smart custom-repair serum.  Also contributing to the decrease were lower sales of skin care products from Bobbi Brown and Aveda of approximately $9 million, combined.  Partially offsetting these decreases were higher net sales of La Mer products in all regions, including expanded distribution in perfumeries and specialty-multi retailers, as well as incremental sales from our fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso of approximately $56 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 4%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in skin care would have decreased 5% and increased 1%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Net sales of makeup products increased 10%, or $215.5 million, to $2,413.0 million.  This includes approximately $170 million of unfavorable foreign currency translation, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $65 million.  The reported net sales increase primarily reflected higher net sales from our makeup artist brands, Smashbox, Clinique and Estée Lauder of approximately $196 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores and travel retail.  The higher net sales from Smashbox were primarily due to expanded distribution in specialty multi-brand retailers and department stores.  Net sales of Estée Lauder products improved due to new launches such as Double Wear Makeup to Go liquid compact and Pure Color Envy liquid lip potion.  The higher net sales from Clinique were driven by the favorable comparison due to the fiscal 2015 accelerated orders and also reflected incremental sales from new launches such as Beyond Perfecting foundation and concealer and Clinique Pop lip colour + primer.  Excluding the impact of foreign currency translation, makeup net sales increased 18%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in makeup would have increased 7% and 14%, respectively.

Fragrance

Net sales of fragrance products increased 8%, or $66.4 million, to $883.5 million. This includes approximately $54 million of unfavorable foreign currency translation, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $21 million.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Tom Ford and incremental sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle of approximately $82 million, combined.  The higher net sales from Jo Malone London were partially due to expanded distribution related to department stores and the travel retail channel.  The improvement in Tom Ford net sales reflected incremental sales from new product launches, including Tom Ford Noir Pour Femme. Partially offsetting these increases were lower sales of certain fragrances from our heritage brands of approximately $22 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 15%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in fragrance would have increased 5% and 12%, respectively.

Hair Care

Hair care net sales increased 7%, or $18.1 million, to $283.3 million.  The increase in net sales reflected new product launches from Aveda such as Thickening Tonic and Shampure dry shampoo and, to a lesser extent, expanded global distribution of Aveda products in freestanding stores, salons and in the travel retail channel, and Bumble and bumble products in specialty-multi brand retailers.  Excluding the impact of foreign currency translation, hair care net sales increased 10%.  The impact of the fiscal 2015 accelerated orders on reported and constant currency net sales was de minimis.

Geographic Regions

Net sales in the Americas increased 8%, or $179.1 million, to $2,495.3 million.  Net sales in the United States and Canada increased approximately $177 million, combined, and reflected the favorable comparison due to the fiscal 2015 accelerated orders of approximately $84 million.  The increase in reported net sales was driven by higher makeup sales from certain of our heritage brands, our makeup artist brands and Smashbox and incremental sales from our fiscal 2015 acquisitions, partially offset by lower sales of certain Estée Lauder fragrances.  We continue to be challenged by a soft retail environment for Estée Lauder and Clinique products in certain department stores.  Net sales in Latin America increased approximately $2 million, primarily reflecting higher net sales in Argentina and Chile, partially offset by lower sales in Brazil as a result of unfavorable foreign currency translation of approximately $24 million.  Excluding the impact of foreign currency translation, the emerging markets of Brazil and Mexico had net sales increases, primarily due to expanded distribution of M•A•C products.  Excluding the impact of foreign currency translation, net sales in the Americas increased 11%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in the Americas would have increased 4% and 7%, respectively.

THE ESTÉE LAUDER COMPANIES INC

In Europe, the Middle East & Africa, net sales increased 6%, or $131.5 million, to $2,285.2 million.  This includes approximately $204 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $68 million.  Higher sales in our travel retail business, the United Kingdom and the Middle East totaled approximately $129 million, combined.  The higher sales in our travel retail business were driven by the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding this impact, net sales in our travel retail business declined due to the change in travel and shopping patterns and level of spending of certain travelers, particularly in Asia, resulting from the strength of the U.S. dollar in relation to most currencies.  This decrease was partially offset by new launch initiatives, an increase in global airline passenger traffic and expanded distribution.  The higher sales in the United Kingdom were due to increased net sales from our makeup artist brands and certain of our luxury brands.  Higher sales in the Middle East were primarily driven by our makeup artist brands and certain of our luxury brands as a result of expanded distribution and product launches such as Tom Ford Noir Pour Femme.  These increases were partially offset by lower net sales in Russia and South Africa of approximately $14 million, combined, driven by the negative impact of foreign currency translation.  Excluding this impact, net sales in Russia increased primarily due to higher net sales from certain of our heritage and luxury brands, and the higher net sales in South Africa were primarily driven by our makeup artist and certain of our luxury brands.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 16%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in Europe, the Middle East & Africa would have increased 3% and 12%, respectively.

Net sales in Asia/Pacific decreased 2%, or $26.6 million, to $1,179.0 million, driven by approximately $92 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $26 million.  Lower sales in Hong Kong, Malaysia, Korea, Thailand, Taiwan and Australia totaled approximately $43 million, combined.  The lower net sales in Hong Kong were primarily driven by a decrease in traveling Chinese consumers due, in part, to the previous social instability there, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Malaysia, Korea, Thailand, Taiwan and Australia was primarily due to the negative impact of foreign currency translation; however, these countries benefited from expanded distribution.  These decreases were partially offset by higher net sales in Japan and, to a lesser extent, the Philippines of approximately $23 million, combined.  The higher net sales in Japan, excluding the impact of the fiscal 2015 accelerated orders and foreign currency translation, were attributable to an increase in tourism, particularly from Chinese travelers. For the Philippines, the higher net sales were driven by expanded distribution.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in Asia/Pacific would have decreased 4% and increased 3%, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales remained flat at 19.6%. This reflected a favorable impact of manufacturing variances of approximately 30 basis points, offset by an unfavorable change in the mix of our business of approximately 20 basis points and an increase in shipments of promotional items and gifts of approximately 10 basis points.

Since certain promotional activities are components of sales or cost of sales and the timing, and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales may be impacted by channels of distribution and their relative growth.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 62.2% as compared with 63.1% in the prior-year period, but would have increased approximately 80 basis points if not for the impact of the fiscal 2015 accelerated orders.  The reported decrease primarily reflected lower advertising, merchandising and sampling costs, as a percentage of net sales, of approximately 100 basis points, reflecting the favorable impact of foreign currency translation, as well as the brand and channel mix of our spend as certain media formats carry different cost structures.  Certain of our brands have lower costs associated with advertising as they focus on digital and social media strategies and rely less on print and television advertising, which carry a higher media cost. Also contributing to the improvement, as a percentage of net sales, was a decrease in selling and shipping costs of approximately 70 basis points and a favorable change in foreign exchange transactions of approximately 30 basis points.  Partially offsetting these decreases were the fiscal 2016 charges associated with restructuring activities of approximately 30 basis points.  Also offsetting these decreases were higher costs associated with store operations of approximately 30 basis points, and general and administrative expenses of approximately 20 basis points, as well as research and development, product development and stock compensation of approximately 10 basis points each.  Adjusting for the impact of the fiscal 2015 accelerated orders, the increase of approximately 80 basis points primarily reflected an increase in general and administrative expenses, including stock-based compensation, higher store operating costs and the fiscal 2016 charges associated with restructuring activities, partially offset by lower spending on advertising, merchandising and sampling.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income increased 10%, or $101.8 million, to $1,082.6 million.  Operating margin increased to 18.2% of net sales as compared with 17.3% in the prior-year period.  The overall operating results and operating margin were impacted by a favorable comparison of approximately $127 million related to the fiscal 2015 accelerated orders, substantially offset by unfavorable foreign currency translation of approximately $116 million.  In addition, the operating results for the six months ended December 31, 2015 include the impact of charges associated with the GTI Restructuring of $18.5 million, or less than 1% of net sales.  Adjusting for the impact of the accelerated orders and charges associated with the GTI Restructuring, operating income would have decreased 1% and operating margin would have decreased 40 basis points.

Product Categories

The overall change in operating results in each product category reflected a favorable comparison to the prior-year period due to the fiscal 2015 accelerated orders from certain of our retailers due to our implementation of SMI as follows: skin care, approximately $72 million; makeup, approximately $41 million; fragrance, approximately $14 million; and the impact on hair care was de minimis.

Skin care operating income increased 1%, or $5.4 million, to $498.9 million, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding the impact from accelerated orders, skin care operating income declined, reflecting lower results from Estée Lauder, partially offset by higher results from La Mer.  Makeup operating income increased 19%, or $70.7 million, to $450.0 million, primarily reflecting improved results from M•A•C and Estée Lauder.  Fragrance operating income increased 38%, or $32.8 million, to $119.3 million, reflecting higher results from certain of our luxury fragrance brands and certain designer fragrances, partially offset by lower results from Estée Lauder.  Hair care operating results increased 2%, or $0.6 million, to $25.6 million, primarily reflecting improved results from Aveda.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) (12)%, 7%, 19% and 2%, respectively.

Geographic Regions

The overall change in operating results in each geographic region reflected a favorable comparison to the prior-year period due to the fiscal 2015 accelerated orders from certain of our retailers due to our implementation of SMI as follows: Americas, approximately $53 million; Europe, the Middle East & Africa, approximately $53 million; and Asia/Pacific, approximately $21 million.

Operating income in the Americas increased 11%, or $20.2 million, to $198.4 million, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding the impact of the accelerated orders, operating income decreased, primarily reflecting higher selling, advertising, merchandising and sampling spending behind product launches and in-store promotional activities, higher store operating costs related to expanded distribution, and an increase in product development and research and development expenses.  Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 14%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, operating income increased 20%, or $105.1 million, to $630.2 million.  Higher results from our travel retail business, driven by the accelerated orders, and in the Middle East and Germany totaled approximately $77 million.  The higher results in Germany were due to increased sales from certain of our luxury brands and our makeup artist brands primarily due to expanded distribution.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 9%.

In Asia/Pacific, operating income decreased 2%, or $5.0 million, to $272.5 million.  Lower results in China, Hong Kong and Thailand totaled approximately $35 million, combined.  In addition to the lower sales in China, the decline in operating results was also attributable to increased advertising, merchandising and sampling costs to support certain existing products.  These lower results were mostly offset by higher results in Japan and, to a lesser extent, Taiwan, the Philippines and Singapore of approximately $30 million, combined.  The higher results in Taiwan and Singapore were primarily due to lower selling, advertising, merchandising and sampling spending.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have decreased 9%.

INTEREST EXPENSE

Interest expense increased to $34.1 million as compared with $29.8 million in the prior-year period, primarily due to the issuance of additional long-term debt in June 2015.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net increased to $6.2 million as compared with $5.4 million in the prior-year period, primarily due to higher interest income as a result of an increase in short- and long-term investment balances and rates in connection with our cash investment strategy.

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

The effective rate for income taxes was 28.0% and 30.3% for the six months ended December 31, 2015 and 2014, respectively.  The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations, the retroactive reinstatement of the U.S. federal research and development tax credit that was signed into law on December 18, 2015 and the reduced impact of income tax reserves as compared to the prior-year period.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 14%, or $91.7 million, to $755.5 million, and diluted net earnings per common share increased 17% from $1.71 to $2.00.

THE ESTÉE LAUDER COMPANIES INC.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout, charges associated with restructuring activities and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Six Months Ended December 31			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Net Sales, as reported	$5,959.5	$5,675.5	$284.0	5%	11%
Accelerated orders associated with SMI rollout	—	178.3	(178.3)
Net Sales, as adjusted	$5,959.5	$5,853.8	$105.7	2%	8%

					% Change
	Six Months Ended December 31			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Operating Income, as reported	$1,082.6	$980.8	$101.8	10%	22%
Accelerated orders associated with SMI rollout	—	127.2	(127.2)
Charges associated with restructuring activities	18.5	—	18.5
Operating Income, as adjusted	$1,101.1	$1,108.0	$(6.9)	(1)%	10%

					% Change
	Six Months Ended December 31			%	in Constant
	2015	2014	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.00	$1.71	$.29	17%	30%
Accelerated orders associated with SMI rollout	—	.21	(.21)
Charges associated with restructuring activities	.03	—	.03
Diluted net earnings per common share, as adjusted (1)	$2.03	$1.93	$.11	6%	17%

(1) Not adjusted for differences caused by rounding

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation and the impact of the accelerated orders:

	As Reported
(In millions)	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014	Variance	Add: Impact of foreign currency translation	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$2,341.0	$2,365.8	$(24.8)	$129.1	$(91.4)	$12.9	(1)%	1%
Makeup	2,413.0	2,197.5	215.5	170.2	(65.4)	320.3	10	14
Fragrance	883.5	817.1	66.4	54.0	(21.0)	99.4	8	12
Hair Care	283.3	265.2	18.1	8.6	(0.5)	26.2	7	10
Other	38.7	29.9	8.8	3.7	—	12.5	29	42
Total	$5,959.5	$5,675.5	$284.0	$365.6	$(178.3)	$471.3	5%	8%

Region:
The Americas	$2,495.3	$2,316.2	$179.1	$69.4	$(84.3)	$164.2	8%	7%
Europe, the Middle East & Africa	2,285.2	2,153.7	131.5	204.4	(67.9)	268.0	6	12
Asia/Pacific	1,179.0	1,205.6	(26.6)	91.8	(26.1)	39.1	(2)	3
Total	$5,959.5	$5,675.5	$284.0	$365.6	$(178.3)	$471.3	5%	8%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2015, we had cash and cash equivalents of $868.1 million compared with $1,021.4 million at June 30, 2015.  The decrease primarily reflects cash used to purchase short- and long-term investments pursuant to our cash investment strategy.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at December 31, 2015 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

THE ESTÉE LAUDER COMPANIES INC.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 29, 2016, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At December 31, 2015, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (1), (7)	$294.1	$—	$294.1
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (2), (7)	249.0	—	249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (3), (7)	296.6	—	296.6
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	197.9	—	197.9
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (5), (7)	255.5	—	255.5
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (6), (7)	310.2	—	310.2
Commercial paper that matured through January 2016 (0.40% average interest rate)	—	340.2	340.2
Other borrowings	4.0	34.2	38.2
	$1,607.3	$374.4	$1,981.7

(1)             Consists of $300.0 million principal and unamortized debt discount of $5.9 million.

(2)             Consists of $250.0 million principal and unamortized debt discount of $1.0 million.

(3)             Consists of $300.0 million principal and unamortized debt discount of $3.4 million.

(4)             Consists of $200.0 million principal and unamortized debt discount of $2.1 million.

(5)             Consists of $250.0 million principal, unamortized debt discount of $0.1 million and a $5.6 million adjustment to reflect the fair value of interest rate swaps.

(6)             Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $10.3 million adjustment to reflect the termination value of interest rate swaps.

(7)             The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  At January 29, 2016, we had $354.1 million of commercial paper outstanding, which we may refinance on a periodic basis as it matures at then-prevailing market interest rates.

We have a $1.0 billion senior unsecured revolving credit facility (the “Facility”) that is currently set to expire on July 15, 2020.  We have a remaining option to extend the Facility one more year.  At December 31, 2015, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which costs are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 36% at December 31, 2015 from 31% at June 30, 2015, primarily due to the issuance of commercial paper.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash provided by operating activities was $962.3 million during the six months ended December 31, 2015 as compared with $993.7 million in the prior-year period.  The decrease was driven, in part, by the accelerated orders in connection with our July 2014 SMI implementation, which contributed to unfavorable changes in working capital components.  The decrease in cash flows provided by operating activities also reflected an unfavorable change in accounts receivable, reflecting the timing of shipments and collections, and an unfavorable change in accounts payable, primarily due to the timing of payments.  These decreases were partially offset by higher net earnings and an increase in other accrued liabilities, due, in part, to higher accrued employee incentive compensation and an increase in accrued income taxes as a result of the level and timing of tax payments.

Net cash used for investing activities was $644.2 million during the six months ended December 31, 2015 as compared with $790.9 million in the prior-year period.  The decrease primarily reflected lower net purchases of investments in connection with our cash investment strategy, as compared with the initial implementation of this program in the prior-year period.  Also contributing to the decrease from the prior-year period was cash paid in connection with the fiscal 2015 acquisitions of Le Labo and RODIN olio lusso.  These decreases were partially offset by cash paid in the second quarter of fiscal 2016 for the long-term investment in Have & Be Co. Ltd., the company behind skin care brands Dr. Jart + and Do The Right Thing, and higher capital expenditure activity, primarily related to leasehold improvements.

Net cash used for financing activities was $453.3 million during the six months ended December 31, 2015 as compared with $568.1 million in the prior-year period.  The decrease primarily reflected the proceeds from the issuance of short-term commercial paper, partially offset by an increase in treasury stock repurchases and higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2015, see Notes to Consolidated Financial Statements, Note 11 – Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 8 – Contingencies.

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Credit Risk).

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, the high, low and average measured value-at-risk for the twelve months ended December 31, 2015 and June 30, 2015 related to our derivative financial instruments are as follows:

	December 31, 2015			June 30, 2015
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$28.6	$15.4	$22.1	$28.6	$7.4	$17.8
Interest rate contracts	16.1	9.2	12.4	16.1	16.1	16.1

THE ESTÉE LAUDER COMPANIES INC.

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

(3) consolidations, restructurings, bankruptcies and reorganizations in the retail industry and other factors causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors or ownership of competitors by our customers that are retailers and our inability to collect receivables;

(4) destocking and tighter working capital management by retailers;

(5) the success, or changes in timing or scope, of new product launches and the success, or changes in the timing or the scope, of advertising, sampling and merchandising programs;

THE ESTÉE LAUDER COMPANIES INC.

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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Contingencies.

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

During the six months ended December 31, 2015, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
The 4202 Corporation	August 27, 2015	200,000
Ronald S. Lauder	August 27, 2015	35,000
The 4202 Corporation	September 2, 2015	152,400

THE ESTÉE LAUDER COMPANIES INC.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of December 31, 2015, the cumulative total of acquired shares pursuant to the authorization was 194.6 million, reducing the remaining authorized share repurchase balance to 21.4 million.  During the six months ended December 31, 2015, we purchased approximately 7.0 million shares pursuant to the authorization for $575.0 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2015	1,990,780		$87.91	1,990,780	26,385,805
August 2015	1,719,181	(2)	78.20	1,695,400	24,690,405
September 2015	986,471	(2)	78.63	854,597	23,835,808
October 2015	1,463,501		80.08	1,463,501	22,372,307
November 2015	1,284,801	(2)	84.63	813,441	21,558,866
December 2015	174,297	(2)	85.20	174,528	21,384,338
	7,619,031		82.40	6,992,247

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

Subsequent to December 31, 2015 and through January 29, 2016, we repurchased approximately 0.9 million additional shares of our Class A Common Stock for $75.0 million pursuant to our share repurchase program.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 5, 2016	By:	/s/TRACEY T. TRAVIS
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