Form 10-Q
period 2016-03-31
ESTEE LAUDER COMPANIES INC
filed 2016-05-03
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

At April 26, 2016, 222,579,072 shares of the registrant’s Class A Common Stock, $.01 par value, and 146,658,737 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
	(In millions, except per share data)

Net Sales	$2,656.5	$2,580.5	$8,616.0	$8,256.0
Cost of Sales	504.2	502.9	1,670.4	1,612.6

Gross Profit	2,152.3	2,077.6	6,945.6	6,643.4

Operating Expenses
Selling, general and administrative	1,753.1	1,680.4	5,445.3	5,265.4
Restructuring and other charges	15.2	—	33.7	—
Total operating expenses	1,768.3	1,680.4	5,479.0	5,265.4

Operating Income	384.0	397.2	1,466.6	1,378.0

Interest expense	18.0	15.2	52.1	45.0
Interest income and investment income, net	4.2	3.1	10.4	8.5
Earnings before Income Taxes	370.2	385.1	1,424.9	1,341.5

Provision for income taxes	103.6	112.4	399.1	401.9
Net Earnings	266.6	272.7	1,025.8	939.6

Net earnings attributable to noncontrolling interests	(1.0)	(0.6)	(4.7)	(3.7)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$265.6	$272.1	$1,021.1	$935.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$0.72	$0.72	$2.76	$2.46
Diluted	$0.71	$0.71	$2.71	$2.42

Weighted-average common shares outstanding
Basic	369.1	378.5	370.4	380.1
Diluted	375.6	384.7	376.9	386.3

Cash dividends declared per common share	$.30	$.24	$.84	$.68

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
	(In millions)

Net earnings	$266.6	$272.7	$1,025.8	$939.6

Other comprehensive income (loss):
Net unrealized investment gain (loss)	6.6	2.1	3.2	(0.7)
Net derivative instrument gain (loss)	(36.2)	25.0	(32.0)	80.3
Amounts included in net periodic benefit cost	6.3	10.1	19.1	23.0
Translation adjustments	71.1	(139.5)	(51.6)	(374.1)
Benefit (provision) for deferred income taxes on components of other comprehensive income	11.1	(13.4)	3.6	(39.7)
Total other comprehensive income (loss)	58.9	(115.7)	(57.7)	(311.2)
Comprehensive income (loss)	325.5	157.0	968.1	628.4

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(1.0)	(0.6)	(4.7)	(3.7)
Translation adjustments	(1.0)	2.1	(0.1)	2.6
	(2.0)	1.5	(4.8)	(1.1)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$323.5	$158.5	$963.3	$627.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2016	2015
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$556.3	$1,021.4
Short-term investments	517.5	503.7
Accounts receivable, net	1,416.6	1,174.5
Inventory and promotional merchandise, net	1,150.5	1,215.8
Prepaid expenses and other current assets	611.4	553.1
Total current assets	4,252.3	4,468.5

Property, Plant and Equipment, net	1,510.5	1,490.2

Other Assets
Long-term investments	1,075.3	420.3
Goodwill	1,225.3	1,144.8
Other intangible assets, net	352.3	326.6
Other assets	400.6	388.8
Total other assets	3,053.5	2,280.5
Total assets	$8,816.3	$8,239.2

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$312.8	$29.8
Accounts payable	572.5	635.4
Other accrued liabilities	1,548.4	1,470.4
Total current liabilities	2,433.7	2,135.6

Noncurrent Liabilities
Long-term debt	1,612.5	1,607.5
Other noncurrent liabilities	947.7	841.8
Total noncurrent liabilities	2,560.2	2,449.3

Contingencies (Note 8)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2016 and June 30, 2015; shares issued: 421,624,266 at March 31, 2016 and 418,530,857 at June 30, 2015; Class B shares authorized: 304,000,000 at March 31, 2016 and June 30, 2015; shares issued and outstanding: 146,658,737 at March 31, 2016 and 147,046,137 at June 30, 2015	5.7	5.7
Paid-in capital	3,090.4	2,871.6
Retained earnings	7,711.6	7,004.1
Accumulated other comprehensive loss	(439.3)	(381.5)
	10,368.4	9,499.9
Less: Treasury stock, at cost; 199,110,967 Class A shares at March 31, 2016 and 190,694,630 Class A shares at June 30, 2015	(6,556.6)	(5,856.7)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,811.8	3,643.2
Noncontrolling interests	10.6	11.1
Total equity	3,822.4	3,654.3
Total liabilities and equity	$8,816.3	$8,239.2

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,025.8	$939.6
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	304.9	298.6
Deferred income taxes	(51.4)	(56.2)
Non-cash stock-based compensation	147.3	133.9
Excess tax benefits from stock-based compensation arrangements	(18.1)	(40.7)
Loss on disposal of property, plant and equipment	10.4	8.1
Non-cash restructuring and other charges	14.7	—
Pension and post-retirement benefit expense	52.6	48.3
Pension and post-retirement benefit contributions	(18.7)	(18.5)
Loss on Venezuela remeasurement	—	5.3
Change in fair value of contingent consideration	16.3	4.1
Other non-cash items	(2.1)	(4.4)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(251.1)	(94.2)
Decrease in inventory and promotional merchandise, net	52.9	104.9
Increase in other assets, net	(81.7)	(14.4)
Increase (decrease) in accounts payable	(45.6)	14.8
Increase in other accrued and noncurrent liabilities	160.0	55.8
Net cash flows provided by operating activities	1,316.2	1,385.0

Cash Flows from Investing Activities
Capital expenditures	(334.4)	(279.8)
Payments for acquired businesses, net of cash acquired	(101.2)	(242.0)
Proceeds from disposition of investments	925.2	181.3
Purchases of investments	(1,586.5)	(691.7)
Net cash flows used for investing activities	(1,096.9)	(1,032.2)

Cash Flows from Financing Activities
Proceeds of current debt, net	285.8	118.7
Debt issuance costs	(0.1)	(1.1)
Repayments and redemptions of long-term debt	(5.9)	(6.0)
Net proceeds from stock-based compensation transactions	54.9	83.5
Excess tax benefits from stock-based compensation arrangements	18.1	40.7
Payments to acquire treasury stock	(703.1)	(626.1)
Dividends paid to stockholders	(311.9)	(259.8)
Payments to noncontrolling interest holders for dividends	(3.1)	(4.3)
Net cash flows used for financing activities	(665.3)	(654.4)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19.1)	(39.2)
Net Decrease in Cash and Cash Equivalents	(465.1)	(340.8)
Cash and Cash Equivalents at Beginning of Period	1,021.4	1,629.1
Cash and Cash Equivalents at End of Period	$556.3	$1,288.3

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $71.5 million and $(144.4) million, net of tax, during the three months ended March 31, 2016 and 2015, respectively, and $(56.8) million and $(392.5) million, net of tax, during the nine months ended March 31, 2016 and 2015, respectively.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $10.9 million and $7.2 million during the three months ended March 31, 2016 and 2015, respectively, and $16.4 million and $(9.2) million during the nine months ended March 31, 2016 and 2015, respectively.

For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  In February 2015, the Venezuelan government introduced an open market foreign exchange system (“SIMADI”).  As a result, the Company recorded a remeasurement charge of $5.3 million, on a before and after tax basis, for the three and nine months ended March 31, 2015.  In March 2016, the Venezuelan government made changes to certain of its foreign currency exchange systems.  As part of these changes, a new free-floating exchange rate mechanism (“DICOM”) replaced the SIMADI foreign exchange system and is the only mechanism legally available for the Company’s highest priority transactions, which are the import of goods.  This change had a de minimis impact on the Company’s consolidated statements of earnings.  The Company’s Venezuelan subsidiary is not material to the Company’s consolidated financial statements or liquidity at March 31, 2016.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $20.4 million and $20.6 million as of March 31, 2016 and June 30, 2015, respectively.

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

The Company’s largest customer sells products primarily within the United States and accounted for $247.9 million, or 9%, and $268.6 million, or 10%, of the Company’s consolidated net sales for the three months ended March 31, 2016 and 2015, respectively, and $839.6 million, or 10%, and $827.4 million, or 10%, of the Company’s consolidated net sales for the nine months ended March 31, 2016 and 2015, respectively.  This customer accounted for $178.1 million, or 13%, and $139.1 million, or 12%, of the Company’s accounts receivable at March 31, 2016 and June 30, 2015, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	March 31	June 30
(In millions)	2016	2015

Raw materials	$269.9	$306.9
Work in process	137.9	168.7
Finished goods	612.4	581.3
Promotional merchandise	130.3	158.9
	$1,150.5	$1,215.8

Property, Plant and Equipment

	March 31	June 30
(In millions)	2016	2015
Assets (Useful Life)
Land	$15.2	$15.4
Buildings and improvements (10 to 40 years)	184.6	184.9
Machinery and equipment (3 to 10 years)	670.0	671.3
Computer hardware and software (4 to 15 years)	1,041.5	1,012.4
Furniture and fixtures (5 to 10 years)	86.6	73.7
Leasehold improvements	1,743.5	1,621.9
	3,741.4	3,579.6
Less accumulated depreciation and amortization	2,230.9	2,089.4
	$1,510.5	$1,490.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost of assets related to projects in progress of $164.6 million and $192.0 million as of March 31, 2016 and June 30, 2015, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $99.9 million and $97.2 million during the three months ended March 31, 2016 and 2015, respectively, and $295.3 million and $292.3 million during the nine months ended March 31, 2016 and 2015, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31	June 30
(In millions)	2016	2015

Advertising, merchandising and sampling	$287.0	$293.8
Employee compensation	436.2	463.3
Payroll and other taxes	164.5	142.0
Accrued income taxes	139.2	96.9
Other	521.5	474.4
	$1,548.4	$1,470.4

Income Taxes

The effective rate for income taxes was 28.0% and 29.2% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations.  The effective rate for income taxes was 28.0% and 30.0% for the nine months ended March 31, 2016 and 2015, respectively.  The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations and the reduced impact of income tax reserves as compared to the prior-year period.

As of March 31, 2016 and June 30, 2015, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $73.8 million and $77.8 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2016 that, if recognized, would affect the effective tax rate was $49.1 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2016 in the accompanying consolidated statements of earnings was $0.5 million and $1.2 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2016 and June 30, 2015 was $16.6 million and $16.5 million, respectively.  On the basis of the information available as of March 31, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within the next twelve months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

As of March 31, 2016 and June 30, 2015, the Company had current net deferred tax assets of $294.0 million and $279.0 million, respectively, substantially all of which are included in Prepaid expenses and other current assets in the accompanying consolidated balance sheets.  In addition, the Company had noncurrent net deferred tax assets of $59.3 million and $72.1 million as of March 31, 2016 and June 30, 2015, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

Debt

As of March 31, 2016, the Company had $285.3 million of commercial paper outstanding, maturing through April 2016, which the Company is refinancing on a periodic basis, at then-prevailing market interest rates, as it matures.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. The most significant impact relates to the accounting for income tax effects of share-based compensation awards.  This new guidance is part of the FASB’s simplification initiative and requires that all excess tax benefits and tax deficiencies be recorded as income tax expense or benefit in the income statement. In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  Other updates include changing the threshold on tax withholding requirements.  Under this guidance, an employer can withhold up to the maximum statutory withholding rates in a jurisdiction without tainting the award classification.  Additionally, this guidance allows companies to elect a forfeiture recognition method whereby they account for forfeitures as they occur (actual) or they estimate the number of awards expected to be forfeited (current GAAP).  Lastly, as it relates to public entities, this guidance also provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and excess tax benefits.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, with early adoption permitted, and the guidance prescribes different transition methods for the various provisions (i.e., retrospective, modified retrospective, or prospective).  The Company is currently evaluating the impact of applying this guidance on its consolidated financial statements.

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases.  This guidance becomes effective for the Company’s fiscal 2020 first quarter, with early adoption permitted.  This guidance must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients.  The Company is currently evaluating the timing, impact and method of applying this guidance on its consolidated financial statements.

In November 2015, the FASB issued authoritative guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  Under current guidance, deferred taxes for each jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability, requiring an in-depth analysis by jurisdiction to allocate between current and noncurrent.  The updated guidance simplifies a company’s analysis by eliminating the requirement to allocate between current and noncurrent deferred taxes by jurisdiction.  This guidance becomes effective for the Company’s fiscal 2018 first quarter, with early adoption permitted.  The Company plans to early adopt this guidance retrospectively in the fourth quarter of fiscal 2016, and this reclassification is not expected to have a material impact on its consolidated balance sheets.

In May 2014, the FASB issued authoritative guidance that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes current revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.  In August 2015, the FASB deferred the effective date of the new revenue standard by one year.  As a result, the new standard is not effective for the Company until fiscal 2019, with early adoption permitted.  The guidance permits an entity to apply the standard retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.  In March 2016, the FASB issued authoritative guidance that amended the principal versus agent guidance in its new revenue recognition standard.  These amendments do not change the key aspects of the principal versus agent guidance, including the definition that an entity is a principal if it controls the good or service prior to it being transferred to a customer, but the amendments clarify the implementation guidance related to the considerations that must be made during the contract evaluation process.  In April 2016, the FASB issued further authoritative guidance that amended the new standard to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property.  The Company will apply all of this new guidance when it becomes effective in fiscal 2019 and has not yet selected a transition method.  The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of adoption on its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of March 31, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$631.1	$1.6	$(0.1)	$632.6
Foreign government and agency securities	53.0	0.1	—	53.1
Corporate notes and bonds	396.3	1.7	(0.3)	397.7
Time deposits	416.8	—	—	416.8
Other securities	23.9	0.1	—	24.0
Total	$1,521.1	$3.5	$(0.4)	$1,524.2

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$265.8	$0.1	$(0.1)	$265.8
Foreign government and agency securities	23.9	—	—	23.9
Corporate notes and bonds	182.7	0.1	(0.4)	182.4
Time deposits	410.8	—	—	410.8
Other securities	34.8	0.1	—	34.9
Total	$918.0	$0.3	$(0.5)	$917.8

The following table presents the Company’s available-for-sale securities by contractual maturity as of March 31, 2016:

(In millions)	Cost	Fair Value
Due within one year	$517.5	$517.5
Due after one through five years	1,003.6	1,006.7
	$1,521.1	$1,524.2

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of March 31, 2016:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$267.1	$(0.3)	$53.3	$(0.1)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2016	2015	2016	2015

Gross realized gains	$0.1	$0.1	$0.4	$1.6
Gross realized losses	(0.2)	(0.1)	(0.6)	(0.1)
Total	$(0.1)	$—	$(0.2)	$1.5

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $120.1 million and $133.0 million for the three months ended March 31, 2016 and 2015, respectively, and $501.5 million and $185.9 million for the nine months ended March 31, 2016 and 2015, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine months ended March 31, 2016, the Company acquired By Kilian, a Paris-based prestige fragrance brand, which included the addition of goodwill of $73.6 million, amortizable intangible assets of $6.5 million (with a weighted-average amortization period of approximately 7 years) and non-amortizable intangible assets of $31.9 million related to the Company’s fragrance product category. These amounts are provisional pending final working capital adjustments and completion of the final valuations. In addition, during this period, the Company recognized $8.0 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2015
Goodwill	$183.9	$449.7	$181.3	$394.7	$1,209.6
Accumulated impairments	(29.1)	—	—	(35.7)	(64.8)
	154.8	449.7	181.3	359.0	1,144.8

Goodwill acquired during the period	—	8.0	73.6	—	81.6
Translation adjustments	0.2	—	(0.6)	(0.7)	(1.1)
	0.2	8.0	73.0	(0.7)	80.5

Balance as of March 31, 2016
Goodwill	184.5	457.7	254.3	392.9	1,289.4
Accumulated impairments	(29.5)	—	—	(34.6)	(64.1)
	$155.0	$457.7	$254.3	$358.3	$1,225.3

Other intangible assets consist of the following:

	March 31, 2016			June 30, 2015
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value

Amortizable intangible assets:
Customer lists and other	$300.8	$240.4	$60.4	$294.4	$228.7	$65.7
License agreements	43.0	43.0	—	43.0	43.0	—
	$343.8	$283.4	60.4	$337.4	$271.7	65.7
Non-amortizable intangible assets:
Trademarks and other			291.9			260.9
Total intangible assets			$352.3			$326.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense related to amortizable intangible assets was $3.9 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively, and was $11.6 million and $9.7 million for the nine months ended March 31, 2016 and 2015, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2016 and for each of fiscal 2017 to 2020 is $3.9 million, $13.9 million, $13.0 million, $12.3 million and $5.3 million, respectively.

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

In October 2015, officers authorized by the Company’s Board of Directors approved plans to transform and modernize the Company’s global technology infrastructure (“GTI”) to fundamentally change the way it delivers information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, the Company is transitioning its GTI from Company-owned assets to a primarily vendor-owned model where it will pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help the Company achieve key strategic opportunities and improve the Company’s agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce the Company’s information technology service and infrastructure costs in the future.  The Company anticipates the GTI Restructuring will result in related restructuring and other charges of approximately $40 million to $50 million, consisting of non-cash asset write-offs, as well as employee-related and other implementation costs.  The Company expects the implementation of the GTI Restructuring, and the related charges, will continue through calendar year 2016.

The following table presents GTI Restructuring charges and the related activities under this initiative to date:

(In millions)	Employee-Related Costs	Asset Write-offs	Contract Terminations	Total

Charges	$2.7	$14.7	$11.7	$29.1
Cash payments	(0.6)	—	(9.7)	(10.3)
Non-cash asset write-offs	—	(14.7)	—	(14.7)
Accrued GTI Restructuring balance at March 31, 2016	$2.1	$—	$2.0	$4.1

Accrued GTI Restructuring charges at March 31, 2016 are expected to result in cash expenditures funded from cash provided by operations in fiscal 2016.

Other charges in connection with the implementation of this initiative were $2.6 million and $4.6 million for the three and nine months ended March 31, 2016, respectively and primarily relate to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

On May 3, 2016, the Company announced a multi-year initiative (“Leading Beauty Forward”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  Leading Beauty Forward is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.

The Company plans to approve specific initiatives under Leading Beauty Forward through fiscal 2019 and expects to complete those initiatives through fiscal 2021.  The Company expects that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2016	June 30 2015	Balance Sheet Location	March 31 2016	June 30 2015
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$27.1	$41.1	Other accrued liabilities	$23.1	$4.2
Interest rate swap contracts	Prepaid expenses and other current assets	12.9	—	Other accrued liabilities	—	0.2

Total Derivatives Designated as Hedging Instruments		40.0	41.1		23.1	4.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	26.0	2.0	Other accrued liabilities	7.0	4.1

Total Derivatives		$66.0	$43.1		$30.1	$8.5

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(16.0)	$39.1	Cost of sales	$6.0	$3.6
			Selling, general and administrative	14.0	10.5
Settled interest rate-related derivatives	—	—	Interest expense	0.2	—
Total derivatives	$(16.0)	$39.1		$20.2	$14.1

(1)             The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $(3.0) million and $(0.2) million for the three months ended March 31, 2016 and 2015, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2016 and 2015.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$19.9	$103.2	Cost of sales	$13.4	$5.4
			Selling, general and administrative	38.0	17.3
Settled interest rate-related derivatives	—	—	Interest expense	0.5	0.1
Total derivatives	$19.9	$103.2		$51.9	$22.8

(1)             The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $(1.5) million and $(1.0) million for the nine months ended March 31, 2016 and 2015, respectively.  The amount of gain recognized in earnings related to the ineffective portion of the hedging relationships was $0.1 million and $0.6 million for the nine months ended March 31, 2016 and 2015, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2016	2015	2016	2015
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$7.3	$—	$13.1	$—

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$20.0	$(9.8)	$21.0	$(9.7)

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of March 2018.

The Company enters into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of March 31, 2016, the Company’s foreign currency cash-flow hedges were highly effective.

At March 31, 2016, the Company had foreign currency forward contracts in the amount of $2,933.1 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($671.0 million), British pound ($429.8 million), Chinese yuan ($316.2 million), Hong Kong dollar ($264.2 million), Swiss franc ($206.4 million), Australian dollar ($173.9 million) and Taiwan dollar ($135.6 million).

The estimated net gain on foreign currency forward contracts and settled interest rate-related derivatives as of March 31, 2016 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $7.9 million.  The accumulated gain on these derivative instruments in AOCI was $36.4 million and $68.4 million as of March 31, 2016 and June 30, 2015, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $66.0 million at March 31, 2016.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$53.1	$—	$53.1
Interest rate swap contracts	—	12.9	—	12.9
Available-for-sale securities:
U.S. government and agency securities	—	632.6	—	632.6
Foreign government and agency securities	—	53.1	—	53.1
Corporate notes and bonds	—	397.7	—	397.7
Time deposits	—	416.8	—	416.8
Other securities	—	24.0	—	24.0
Total	$—	$1,590.2	$—	$1,590.2

Liabilities:
Foreign currency forward contracts	$—	$30.1	$—	$30.1
Contingent consideration	—	—	205.3	205.3
Total	$—	$30.1	$205.3	$235.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$43.1	$—	$43.1
Available-for-sale securities:
U.S. government and agency securities	—	265.8	—	265.8
Foreign government and agency securities	—	23.9	—	23.9
Corporate notes and bonds	—	182.4	—	182.4
Time deposits	—	410.8	—	410.8
Other securities	—	34.9	—	34.9
Total	$—	$960.9	$—	$960.9

Liabilities:
Foreign currency forward contracts	$—	$8.3	$—	$8.3
Interest rate swap contracts	—	0.2	—	0.2
Contingent consideration	—	—	159.3	159.3
Total	$—	$8.5	$159.3	$167.8

The estimated fair values of the Company’s financial instruments are as follows:

	March 31 2016		June 30 2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$556.3	$556.3	$1,021.4	$1,021.4
Available-for-sale securities	1,524.2	1,524.2	917.8	917.8
Current and long-term debt	1,925.3	2,065.6	1,637.3	1,697.5
Additional purchase price payable	37.4	37.4	37.0	37.0
Contingent consideration	205.3	205.3	159.3	159.3

Derivatives
Foreign currency forward contracts — asset (liability), net	23.0	23.0	34.8	34.8
Interest rate swap contracts — asset (liability)	12.9	12.9	(0.2)	(0.2)

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

Contingent Consideration — Contingent consideration obligations consist of potential obligations related to our acquisitions. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. The fair value of the contingent consideration related to certain acquisition earn-outs were based on either a discounting of future cash flows using risk-adjusted discount rates (“DCF Method”), or by estimating the fair value using a probability-weighted discount model that considers the achievement of the conditions upon which the respective contingent obligation is dependent (“Monte Carlo Method”).  The contingencies that use the DCF Method were calculated based on risk-adjusted discounted future cash flows using rates ranging from 8% to 13.5%.  An increase or decrease in the risk premium of 100 basis points would result in a value that is approximately $5 million higher or lower than the current liability recorded.  Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  The contingency that uses the Monte Carlo Method has various inputs into the valuation model that include the risk-adjusted projected future operating results of the acquired entity, a risk-adjusted discount rate of 2.1%, a measure of revenue volatility of 4.5%, an asset volatility of 26.5% and a revenue/earnings before income tax, depreciation and amortization correlation factor of 80%.  Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rate, volatility or correlation factors would have a lesser effect.  In both methods, the implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the nine months ended March 31, 2016 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2015	$159.3
Acquisitions	29.7
Change in fair value	16.3
Contingent consideration at March 31, 2016	$205.3

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2016	2015	2016	2015	2016	2015

Service cost	$8.0	$8.0	$6.2	$5.7	$0.7	$0.8
Interest cost	8.2	7.6	3.6	4.1	1.9	1.9
Expected return on plan assets	(12.2)	(12.5)	(4.7)	(5.3)	(0.6)	(0.6)
Amortization of:
Prior service cost	0.2	0.1	0.4	0.5	0.2	0.2
Actuarial loss	2.8	2.4	2.6	2.4	0.1	0.4
Settlement	—	—	—	(1.1)	—	—
Net periodic benefit cost	$7.0	$5.6	$8.1	$6.3	$2.3	$2.7

The components of net periodic benefit cost for the nine months ended March 31, 2016 and 2015 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2016	2015	2016	2015	2016	2015

Service cost	$24.2	$23.8	$18.7	$18.2	$2.1	$2.5
Interest cost	24.6	22.8	11.2	13.1	5.6	5.7
Expected return on plan assets	(36.6)	(37.5)	(14.6)	(16.3)	(1.7)	(1.8)
Amortization of:
Prior service cost	0.5	0.4	1.4	1.6	0.6	0.6
Actuarial loss	8.4	7.3	7.8	7.8	0.3	1.2
Settlement	—	—	0.1	(1.1)	—	—
Net periodic benefit cost	$21.1	$16.8	$24.6	$23.3	$6.9	$8.2

During the nine months ended March 31, 2016, the Company made contributions to its international pension plans totaling approximately $9 million.

As part of its ongoing review of funded levels, the Company made a discretionary contribution of $30.0 million to its domestic trust based, noncontributory qualified defined benefit pension plan in April 2016.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	March 31	June 30
(In millions)	2016	2015
Other assets	$107.1	$113.1
Other accrued liabilities	(23.8)	(23.8)
Other noncurrent liabilities	(383.3)	(373.0)
Funded status	(300.0)	(283.7)
Accumulated other comprehensive loss	322.0	346.2
Net amount recognized	$22.0	$62.5

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

NOTE 9 — STOCK-BASED COMPENSATION

The Company has various stock-based compensation programs (the “Plans”) under which awards, including stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return, long-term PSUs and share units, may be granted.  During the second quarter of fiscal 2016, the amount of shares of the Company’s Class A Common Stock that was reserved and available to be granted pursuant to these Plans was increased by 10,600,000 to approximately 17,092,300 shares as of March 31, 2016.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, RSUs, PSUs, PSUs based on total stockholder return, long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2016	2015	2016	2015

Compensation expense	$36.1	$33.0	$147.3	$133.9
Income tax benefit	11.9	10.9	48.4	43.9

As of March 31, 2016, the total unrecognized compensation cost related to unvested stock-based awards was $179.7 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of March 31, 2016 and changes during the nine months then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value (1) (in millions)	Weighted- Average Contractual Life Remaining in Years

Outstanding at June 30, 2015	13,437.1	$47.73
Granted at fair value	2,506.9	77.48
Exercised	(1,235.2)	44.44
Expired	(11.7)	48.41
Forfeited	(114.0)	71.21
Outstanding at March 31, 2016	14,583.1	52.94	$603.3	6.2

Vested and expected to vest at March 31, 2016	14,455.0	52.72	$601.2	6.0

Exercisable at March 31, 2016	10,153.9	43.09	$520.1	5.1

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2016	2015	2016	2015

Per-share weighted-average grant date fair value of stock options granted	$22.29	$19.58	$21.51	$22.46

Intrinsic value of stock options exercised	$27.0	$57.0	$52.6	$88.9

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015
Weighted-average expected stock-price volatility	27%	27%	27%	28%
Weighted-average expected option life	7 years	7 years	7 years	7 years
Average risk-free interest rate	1.7%	1.6%	1.9%	2.2%
Average dividend yield	1.2%	1.1%	1.2%	1.1%

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

Restricted Stock Units

The Company granted approximately 1,604,000 RSUs during the nine months ended March 31, 2016 which, at the time of grant, were scheduled to vest as follows: 546,000 in fiscal 2017, 566,800 in fiscal 2018 and 491,200 in fiscal 2019.  All RSUs are subject to the continued employment or retirement of the grantees.  Beginning in fiscal 2015, the RSUs granted are accompanied by dividend equivalent rights, payable upon settlement either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of March 31, 2016 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2015	2,592.1	$70.31
Granted	1,604.0	77.55
Dividend equivalents	17.5	87.70
Vested	(1,250.8)	67.71
Forfeited	(104.0)	73.51
Nonvested at March 31, 2016	2,858.8	75.50

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the nine months ended March 31, 2016, the Company granted approximately 277,400 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2018, all subject to the continued employment or retirement of the grantees.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.  In September 2015, approximately 276,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 249,900 PSUs which vested as of June 30, 2015.

The following is a summary of the status of the Company’s PSUs as of March 31, 2016 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Nonvested at June 30, 2015	550.4	$71.59
Granted	277.4	77.35
Vested	—	—
Forfeited	(6.0)	67.31
Nonvested at March 31, 2016	821.8	73.57

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

The grant date fair value of the PSUs of $11.0 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant, and the dividend yield is based on historical experience.  In September 2015, 42,549 shares of the Company’s Class A Common Stock were issued and related dividends were paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2015. The remaining PSUs have an aggregate target payout of 108,507 shares as of March 31, 2016.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During January 2016, the Company granted PSUs to an executive of the Company with an aggregate target payout of 71,694 shares (in three tranches of 23,898 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative service periods that end on January 29, 2018, 2019 and 2020.  No portion of the award will generally vest unless the Company has achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ending June 30, 2017.  Payment with respect to a tranche will be made within 30 business days of the date on which the PSUs vest.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of the Company’s Class A Common Stock.  The grant date fair value of these PSUs of $6.0 million was estimated using the closing stock price of the Company’s Class A Common Stock as of January 28, 2016, the date of grant.

Share Units

The Company grants share units to certain non-employee directors under the Non-Employee Director Share Incentive Plan.  The following is a summary of the status of the Company’s share units as of March 31, 2016 and activity during the nine months then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share

Outstanding at June 30, 2015	110.3	$41.24
Granted	8.9	84.35
Dividend equivalents	1.1	86.58
Converted	—	—
Outstanding at March 31, 2016	120.3	44.85

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.6 million and $1.7 million as compensation expense to reflect additional deferrals and the change in the market value for the three months ended March 31, 2016 and 2015, respectively.  The Company recorded $2.3 million and $2.5 million as compensation expense to reflect additional deferrals and the change in the market value for the nine months ended March 31, 2016 and 2015, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2016	2015	2016	2015
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$265.6	$272.1	$1,021.1	$935.9

Denominator:
Weighted-average common shares outstanding — Basic	369.1	378.5	370.4	380.1
Effect of dilutive stock options	4.5	4.6	4.4	4.6
Effect of RSUs	1.9	1.6	2.0	1.6
Effect of PSUs based on TSR	0.1	—	0.1	—
Weighted-average common shares outstanding — Diluted	375.6	384.7	376.9	386.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.72	$0.72	$2.76	$2.46
Diluted	0.71	0.71	2.71	2.42

As of March 31, 2016 and 2015, outstanding options to purchase 0.2 million and 2.1 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2016 and 2015, 0.8 million shares of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock-Based Compensation.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity

Balance at June 30, 2015	$5.7	$2,871.6	$7,004.1	$(381.5)	$(5,856.7)	$3,643.2	$11.1	$3,654.3
Net earnings	—	—	1,021.1	—	—	1,021.1	4.7	1,025.8
Common stock dividends	—	1.6	(313.6)	—	—	(312.0)	(5.3)	(317.3)
Other comprehensive income (loss)	—	—	—	(57.8)	—	(57.8)	0.1	(57.7)
Acquisition of treasury stock	—	—	—	—	(650.0)	(650.0)	—	(650.0)
Stock-based compensation	—	217.2	—	—	(49.9)	167.3	—	167.3
Balance at March 31, 2016	$5.7	$3,090.4	$7,711.6	$(439.3)	$(6,556.6)	$3,811.8	$10.6	$3,822.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2016:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2015	August 31, 2015	September 15, 2015	$.24
October 30, 2015	November 30, 2015	December 15, 2015	$.30
February 4, 2016	February 29, 2016	March 15, 2016	$.30

On May 2, 2016, a dividend was declared in the amount of $.30 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 15, 2016 to stockholders of record at the close of business on May 31, 2016.

Common Stock

During the nine months ended March 31, 2016, the Company purchased approximately 8.5 million shares of its Class A Common Stock for $703.1 million.

During the nine months ended March 31, 2016, approximately 0.4 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2016:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2015	$(0.1)	$43.9	$(235.0)	$(190.3)	$(381.5)
OCI before reclassifications	3.1	12.9	2.9 (1)	(56.8)	(37.9)
Amounts reclassified from AOCI	0.1	(33.6)	13.6	—	(19.9)
Net current-period OCI	3.2	(20.7)	16.5	(56.8)	(57.8)
Balance at March 31, 2016	$3.1	$23.2	$(218.5)	$(247.1)	$(439.3)

(1) Includes foreign currency translation gains of $5.1 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2016 and 2015:

	Amount Reclassified from AOCI
	Three Months Ended March 31			Nine Months Ended March 31		Affected Line Item in Consolidated
(In millions)	2016		2015	2016	2015	Statement of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$(0.	1)	$—	$(0.1)	$1.5	Interest income and investment income, net
Benefit (provision) for deferred taxes	—		(0.1)	—	(0.5)	Provision for income taxes
	$(0.1)		$(0.1)	$(0.1)	$1.0	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$6.0		$3.6	$13.4	$5.4	Cost of sales
Foreign currency forward contracts	14.0		10.5	38.0	17.3	Selling, general and administrative
Settled interest rate-related derivatives	0.2		—	0.5	0.2	Interest expense
	20.2		14.1	51.9	22.9	Earnings before income taxes
Benefit (provision) for deferred taxes	(7.1)		(4.9)	(18.3)	(8.1)	Provision for income taxes
	$13.1		$9.2	$33.6	$14.8	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(0.8)		$(0.8)	$(2.5)	$(2.6)	(1)
Amortization of actuarial loss	(5.5)		(5.2)	(16.5)	(16.3)	(1)
Settlement	—		1.1	(0.1)	1.1	(1)
	(6.3)		(4.9)	(19.1)	(17.8)	Earnings before income taxes
Benefit (provision) for deferred taxes	1.8		1.5	5.5	5.3	Provision for income taxes
	$(4.5)		$(3.4)	$(13.6)	$(12.5)	Net earnings
Total reclassification adjustments, net	$8.5		$5.7	$19.9	$3.3	Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2016 and 2015 is as follows:

(In millions)	2016	2015

Cash:
Cash paid during the period for interest	$46.9	$41.3
Cash paid during the period for income taxes	$349.4	$317.6

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(5.1)	$(8.6)
Capital lease and asset retirement obligations incurred	$22.9	$7.6
Non-cash purchases (sales) of short- and long-term investments, net	$1.5	$(0.4)
Property, plant and equipment accrued but unpaid	$22.1	$21.7
Accrued dividend equivalents	$4.2	$3.0
Accrued dividend distribution to noncontrolling interest	$2.2	$1.4

NOTE 13 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, interest expense and interest income and investment income, net.  Charges associated with restructuring activities are not allocated to product categories because they resulted from activities that are part of a company-wide program to transform and modernize the Company’s GTI.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2016	2015	2016	2015
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,073.2	$1,101.0	$3,414.2	$3,466.8
Makeup	1,161.0	1,082.5	3,574.0	3,280.0
Fragrance	275.2	263.2	1,158.7	1,080.3
Hair Care	127.3	125.6	410.6	390.8
Other	19.8	8.2	58.5	38.1
Net Sales	$2,656.5	$2,580.5	$8,616.0	$8,256.0

Operating Income (Loss) before charges associated with restructuring activities:
Skin Care	$201.6	$215.7	$700.5	$709.2
Makeup	192.1	159.3	642.1	538.6
Fragrance	(5.8)	17.5	113.5	104.0
Hair Care	10.8	7.1	36.4	32.1
Other	0.5	(2.4)	7.8	(5.9)
	399.2	397.2	1,500.3	1,378.0
Reconciliation:
Charges associated with restructuring activities	(15.2)	—	(33.7)	—
Interest expense	(18.0)	(15.2)	(52.1)	(45.0)
Interest income and investment income, net	4.2	3.1	10.4	8.5
Earnings before income taxes	$370.2	$385.1	$1,424.9	$1,341.5

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,112.0	$1,109.9	$3,607.3	$3,426.1
Europe, the Middle East & Africa	1,023.0	950.3	3,308.2	3,104.0
Asia/Pacific	521.5	520.3	1,700.5	1,725.9
Net Sales	$2,656.5	$2,580.5	$8,616.0	$8,256.0

Operating Income (Loss):
The Americas	$111.7	$109.6	$310.1	$287.8
Europe, the Middle East & Africa	212.2	204.3	842.4	729.4
Asia/Pacific	75.3	83.3	347.8	360.8
	399.2	397.2	1,500.3	1,378.0
Charges associated with restructuring activities	(15.2)	—	(33.7)	—
Operating Income	$384.0	$397.2	$1,466.6	$1,378.0

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2016 and 2015, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2016	2015	2016	2015
NET SALES
By Region:
The Americas	$1,112.0	$1,109.9	$3,607.3	$3,426.1
Europe, the Middle East & Africa	1,023.0	950.3	3,308.2	3,104.0
Asia/Pacific	521.5	520.3	1,700.5	1,725.9
Net Sales	$2,656.5	$2,580.5	$8,616.0	$8,256.0

By Product Category:
Skin Care	$1,073.2	$1,101.0	$3,414.2	$3,466.8
Makeup	1,161.0	1,082.5	3,574.0	3,280.0
Fragrance	275.2	263.2	1,158.7	1,080.3
Hair Care	127.3	125.6	410.6	390.8
Other	19.8	8.2	58.5	38.1
Net Sales	$2,656.5	$2,580.5	$8,616.0	$8,256.0

OPERATING INCOME (LOSS)
By Region:
The Americas	$111.7	$109.6	$310.1	$287.8
Europe, the Middle East & Africa	212.2	204.3	842.4	729.4
Asia/Pacific	75.3	83.3	347.8	360.8
	399.2	397.2	1,500.3	1,378.0
Charges associated with restructuring activities	(15.2)	—	(33.7)	—
Operating Income	$384.0	$397.2	$1,466.6	$1,378.0

By Product Category:
Skin Care	$201.6	$215.7	$700.5	$709.2
Makeup	192.1	159.3	642.1	538.6
Fragrance	(5.8)	17.5	113.5	104.0
Hair Care	10.8	7.1	36.4	32.1
Other	0.5	(2.4)	7.8	(5.9)
	399.2	397.2	1,500.3	1,378.0
Charges associated with restructuring activities	(15.2)	—	(33.7)	—
Operating Income	$384.0	$397.2	$1,466.6	$1,378.0

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.0	19.5	19.4	19.5
Gross profit	81.0	80.5	80.6	80.5

Operating expenses:
Selling, general and administrative	66.0	65.1	63.2	63.8
Restructuring and other charges	0.5	—	0.4	—
Total operating expenses	66.5	65.1	63.6	63.8

Operating income	14.5	15.4	17.0	16.7
Interest expense	0.7	0.6	0.6	0.5
Interest income and investment income, net	0.1	0.1	0.1	0.1

Earnings before income taxes	13.9	14.9	16.5	16.3
Provision for income taxes	3.9	4.3	4.6	4.9

Net earnings	10.0	10.6	11.9	11.4
Net earnings attributable to noncontrolling interests	—	—	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	10.0%	10.6%	11.9%	11.3%

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

Overview

We believe the best way to continue to increase stockholder value is to provide our customers and consumers with superior products and services in the most efficient and profitable manner while recognizing consumers’ changing behaviors and shopping preferences.  To be the global leader in prestige beauty, we are guided by our long-term strategy through fiscal 2018, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, leverage our strengths and make us more productive and profitable.  We plan to continue to build upon and leverage our history of outstanding creativity, innovation, entrepreneurship, high quality products and services, and engaging communications.

THE ESTÉE LAUDER COMPANIES INC.

Our diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty. We believe our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass distribution.  Skin care, our most profitable product category historically, remains a strategic priority for us, and we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de la Mer from La Mer.  We have also continued to develop and introduce new products, such as New Dimension and Re-Nutriv Ultimate Diamond eye crème from Estée Lauder, Clinique Smart moisturizers, Clinique Smart treatment oil and Clinique Sculptwear serum, as well as The Renewal Oil and Genaissance de La Mer The Serum Essence from La Mer.  We supplemented our skin care offerings through the fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso. While growth in global prestige skin care remained relatively slow in the third quarter of fiscal 2016, growth in global prestige makeup continued to show the fastest acceleration.  This trend benefited our makeup sales, particularly in certain areas in Europe, the Middle East & Africa, such as the United Kingdom.  We also introduced new products, including new collections from our makeup artist brands, Double Wear Makeup to Go liquid compact and Pure Color Envy liquid lip potion from Estée Lauder, and Chubby Lash fattening mascara and Beyond Perfecting foundation and concealer from Clinique.  We believe that the makeup category represents one of our most compelling growth opportunities.  Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, new launches such as Tom Ford Noir Pour Femme, the Michael Kors Gold Fragrance Collection and Mimosa & Cardamom from Jo Malone London, and incremental net sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle.  In addition, we are expanding our hair care brands in salons and other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and incubate smaller brands that we believe have significant growth potential and may provide unique opportunities for profitable growth in the future.  During our fiscal 2016 third quarter, we further expanded our luxury fragrance portfolio with the acquisition of By Kilian, a Paris-based prestige fragrance brand.

Our global footprint provides many avenues of growth.  We are leveraging our regional organizations and the talents and expertise of our people in an effort to be locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth in large, image-building core markets such as the United States, the United Kingdom, France, Italy, Japan and Korea by strengthening our presence in these areas.  In addition, we are broadening our presence in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia, India, Mexico and South Africa.  We continue to see slow department store traffic in some markets, which is particularly affecting Estée Lauder and Clinique; however, we are growing faster in other channels, such as e- and m-commerce.

In North America, we are hosting targeted in-store events to support key innovations in multiple channels, and we are increasing our presence in specialty multi-brand retailers and freestanding retail stores.  During our fiscal 2016 third quarter, we expanded our presence in Sephora by launching the Estée Edit, a millennial-focused line of makeup and skin care products.  Internationally, we are expanding our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  We are also expanding brands in our travel retail channel, which benefits from increasing international passenger traffic.  Travel retail continues to be an important channel for brand building and profit margin expansion, although it is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.  We have strategies focused on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  We are broadening our online portfolio around the world by adding brands to existing markets and entering new markets, resulting in strong net sales growth in the online channel, and we are developing and testing omnichannel concepts to better serve consumers as they shop across channels.  We are applying what we have learned from our digital strategy in the United States to other markets such as Brazil and Russia. To further drive our online sales, we are increasing our presence on key third-party platforms in China, where we are continuing to see promising results.

While our business is performing well overall, we are faced with strong competition globally and economic challenges in certain countries. In particular, we are cautious of the continued slow retail growth in Hong Kong and unfavorable foreign exchange due to the continued strength of the U.S. dollar in relation to most currencies.  Additionally, we are continuing to monitor the effects of the macroeconomic environment in Brazil.

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

THE ESTÉE LAUDER COMPANIES INC.

We navigate through short-term volatility by focusing on our long-term strategy and using our multiple engines of growth that we believe will promote sustainable growth.  We are increasing our presence in emerging markets, continuing to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We are also strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe will enable us to introduce products that resonate with consumers.  Some initiatives will involve new sub-categories and others may expand key franchises.  We expect to leverage our top line growth through greater productivity, due in part to cost savings and efficiencies from our Strategic Modernization Initiative (“SMI”).

On May 3, 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.

Specific restructuring actions to be taken under Leading Beauty Forward involve the redesigning, resizing and reorganization of select corporate functions and go-to-market structures to improve effectiveness and create cost-efficiencies in support of increased investment in growth drivers.  As we continue to grow, it is important for us to more efficiently support our diverse portfolio of brands, channels and geographies in the rapidly evolving prestige beauty environment.  The initiatives being evaluated include the creation of a shared-services structure, either through Company-owned or third-party service providers in existing or lower-cost locations.  We also believe that decision making in key areas of innovation, marketing and digital communications should be moved closer to the consumer to increase speed and local relevance.

In connection with Leading Beauty Forward, at this time we estimate a net reduction in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of our current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 and expect to complete those initiatives through fiscal 2021.  We expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.

After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion behind future growth initiatives.

In addition to Leading Beauty Forward, investment in our global information systems is an ongoing process.  We have implemented initiatives to leverage our SMI foundation that are focused on sustainment and global efficiencies.  As we modernize our key processes, related systems and infrastructure, we continue to develop upgraded capabilities to support our human resource operations and are making investments to upgrade our global technology infrastructure (“GTI”), as well as our retail systems and retail capabilities globally.  These initiatives are expected to improve profitability by enhancing gross margin and supporting efficiencies in select operating expenses and working capital, freeing resources to strategically reinvest in activities to support our future growth.

In October 2015, officers authorized by our Board of Directors approved plans to transform and modernize our GTI to fundamentally change the way we deliver information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, we are transitioning our GTI from Company-owned assets to a primarily vendor-owned model where we will pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help us achieve key strategic opportunities and improve our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce our information technology service and infrastructure costs in the future.  We anticipate the GTI Restructuring will result in related restructuring and other charges of approximately $40 million to $50 million, consisting of non-cash asset write-offs, as well as employee-related and other implementation costs, which will be funded by cash from operations.  For the three and nine months ended March 31, 2016, we recorded $15.2 million and $33.7 million, before tax, of restructuring and other charges, respectively.  We expect the implementation of the GTI Restructuring, and the related charges, will continue through calendar year 2016 and will generate a positive return on investment.  Net savings from this initiative may be partially reinvested in other strategic areas of our business.

For additional information about the GTI Restructuring initiative, see Notes to Consolidated Financial Statements, Note 4 — Charges Associated with Restructuring Activities.

THE ESTÉE LAUDER COMPANIES INC.

We rolled out the last major wave of SMI in July 2014, and most of our locations are now SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.  In connection with the July 2014 implementation, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The negative impact on the net sales and operating results for the nine months ended March 31, 2015 by product category and geographic region was as follows:

	Nine Months Ended March 31, 2015
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

The lower orders during the nine months ended March 31, 2015 created a favorable comparison between the nine months ended March 31, 2016 and the nine months ended March 31, 2015 of approximately $178 million in net sales and approximately $127 million in operating results and impacted our operating margin comparisons.  We believe that the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

As referenced in the discussion herein, our heritage brands are Estée Lauder, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands, and our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.

Third Quarter Fiscal 2016 as Compared with Third Quarter Fiscal 2015

NET SALES

Net sales increased 3%, or $76.0 million, to $2,656.5 million.  This increase included approximately $75 million of unfavorable foreign currency translation due to the strength of the U.S. dollar against most currencies.  Excluding the impact of foreign currency translation, net sales increased 6%.

Reported net sales grew in each product category, with the exception of skin care, and in each geographic region.  The overall decline in the skin care category was primarily due to the unfavorable impact of foreign currency translation and the relatively slow growth in global prestige skin care that particularly impacted our net sales in North America, Asia/Pacific and travel retail.  However, this category benefited from increased sales of certain products, particularly from La Mer and, to a lesser extent, Origins.  Net sales increases in product offerings by M•A•C, Smashbox and Tom Ford globally drove the growth in the makeup category.  Our fragrance category benefited from net sales increases from our luxury brands.  Each of our product categories benefited from expanded global distribution, comparable door sales growth from certain brands, new product offerings and growth from emerging markets.  While having been recently challenged in all product categories, Estée Lauder and Clinique have continued to show improvements in the makeup category due to product launches, such as Estée Lauder Double Wear Makeup to Go liquid compact and Clinique Beyond Perfecting makeup products.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

Net sales of skin care products decreased 3%, or $27.8 million, to $1,073.2 million, primarily reflecting the unfavorable impact of foreign currency translation of approximately $23 million and the relatively slow growth in global prestige skin care.  The reported decrease was driven by lower net sales of Estée Lauder, Clinique and, to a lesser extent, Aveda products of approximately $40 million, combined.  The decrease in skin care net sales from Estée Lauder and Clinique was due, in part, to lower sales in travel retail and in certain countries within Asia/Pacific.  In addition, the decrease in Estée Lauder skin care net sales reflected a difficult comparison with the prior-year period that featured greater launch activity, including Re-Nutriv Ultimate Diamond.  Partially offsetting these decreases were higher net sales of La Mer products in all regions, due to expanded distribution and new product introductions including Genaissance de La Mer The Serum Essence, as well as higher sales of Origins products of approximately $21 million, combined.  Excluding the impact of foreign currency translation, skin care net sales decreased less than 1%.

Makeup

Net sales of makeup products increased 7%, or $78.5 million, to $1,161.0 million.  This includes approximately $43 million of unfavorable foreign currency translation.  The reported net sales increase primarily reflected higher net sales from M•A•C, Smashbox, Tom Ford, and, to a lesser extent, Estée Lauder and Clinique, of approximately $83 million, combined.  The increase in M•A•C net sales reflected expanded distribution in freestanding stores and the travel retail channel, as well as incremental sales from new product offerings.  The higher net sales from Smashbox were primarily due to expanded distribution related to specialty-multi brand retailers and department stores.  The higher net sales from Tom Ford were driven by an increase in lipstick sales, partially due to the Lips & Boys line of lipsticks.  Excluding the impact of foreign currency translation, makeup net sales increased 11%.

Fragrance

Net sales of fragrance products increased 5%, or $12.0 million, to $275.2 million. This includes approximately $6 million of unfavorable foreign currency translation.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London, Tom Ford, Le Labo and Editions de Parfums Frédéric Malle of approximately $21 million, combined.  The higher net sales from Jo Malone London were, in part, due to expanded distribution related to department stores, freestanding stores and travel retail, as well as the recent launch of Mimosa & Cardamom.  Increased sales from Tom Ford were primarily due to new product launches such as Neroli Portofino Acqua and Tom Ford Noir Pour Femme.  Partially offsetting these increases were lower sales of certain Estée Lauder and Clinique fragrances of approximately $13 million, combined.  The decrease in Estée Lauder fragrances was partially due to lower sales of the pleasures and Sensuous franchises.  Excluding the impact of foreign currency translation, fragrance net sales increased 7%.

Hair Care

Hair care net sales increased 1%, or $1.7 million, to $127.3 million, reflecting new product launches from Aveda, such as Invati Men in North America, Shampure dry shampoo and the Aveda Thickening Tonic, as well as expanded global distribution of Aveda products in salons and travel retail.  To a lesser extent, Bumble and bumble net sales increased, reflecting expanded distribution in specialty-multi brand retailers and salons, as well as the relaunch of its Bb. Curl products.  Excluding the impact of foreign currency translation, hair care net sales increased 3%.

Geographic Regions

Net sales in the Americas increased less than 1%, or $2.1 million, to $1,112.0 million. Net sales in the United States and Canada increased approximately $3 million, combined, reflecting growth in makeup net sales, driven by Smashbox, Clinique, Tom Ford and Estée Lauder.  These increases were partially offset by lower sales of fragrances, in particular, certain of our designer fragrances, which more than offset increases in sales of luxury fragrances.  We continue to be challenged by a soft retail environment for Estée Lauder and Clinique products in certain department stores, which has impacted our skin care net sales.  Net sales in Latin America decreased approximately $1 million, primarily reflecting lower sales in Venezuela, Chile and Brazil, partially offset by higher net sales in Mexico and Peru.  Excluding the impact of foreign currency translation of approximately $6 million, Brazil had net sales growth in a difficult economic environment, primarily due to expanded distribution of M•A•C products.  Excluding the impact of foreign currency translation, net sales in the Americas increased 2%.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 8%, or $72.7 million, to $1,023.0 million.  This includes approximately $33 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to virtually all currencies in the region.  Higher reported sales in our travel retail business, the United Kingdom, the Middle East, Nordic and Italy totaled approximately $59 million, combined.  The sales growth in our travel retail business reflected higher net sales from certain of our luxury brands and our makeup artist brands, driven in part by expanded distribution.  The higher sales in the United Kingdom were driven by our makeup artist brands, certain of our luxury brands and Estée Lauder.  These increases partially reflected new product introductions and expanded distribution of M•A•C and Jo Malone London.  Higher sales in the Middle East, Nordic and Italy were primarily driven by M•A•C, reflecting expanded distribution and new product offerings, and certain of our heritage brands, which benefited from an increase in investment spending behind existing and new products.  These increases were partially offset by lower net sales in South Africa and Switzerland of approximately $4 million, combined, reflecting the negative impact of foreign currency translation.  Excluding this impact, net sales in South Africa increased, reflecting expanded distribution and new product introductions from M•A•C, Estée Lauder and certain of our luxury brands.  Excluding the impact of foreign currency translation, net sales in Europe, the Middle East & Africa increased 11%.

Net sales in Asia/Pacific increased less than 1%, or $1.2 million, to $521.5 million, driven by approximately $23 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to virtually all currencies in the region.  Higher sales in Japan, Korea, Taiwan and, to a lesser extent, Indonesia and Australia totaled approximately $17 million, combined. The growth in Japan reflected higher tourism and increased net sales from certain of our luxury brands, as well as higher sales of Estée Lauder makeup products.  The higher net sales in Korea were primarily driven by our makeup artist brands, reflecting the launch of the Matchmaster Shade Intelligence cushion compact from M•A•C and the Skin Foundation cushion compact from Bobbi Brown, as well as new product introductions from certain of our luxury brands, such as Genaissance de La Mer The Serum Essence from La Mer.  The net sales increase in Taiwan was partially due to the timing of promotional activities.  These increases were partially offset by lower net sales in Hong Kong and Malaysia of approximately $15 million, combined.  The lower net sales in Hong Kong were primarily driven by a decrease in traveling Chinese consumers, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Malaysia was due to the negative impact of foreign currency translation.  Excluding this impact, net sales in Malaysia increased, primarily due to higher net sales of M•A•C and Jo Malone London products.  Excluding the impact of foreign currency translation, net sales in Asia/Pacific increased 5%.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.0% as compared with 19.5% in the prior-year period.  This reflected a favorable impact of manufacturing variances of approximately 80 basis points and a decrease in shipments of promotional items and gifts of approximately 30 basis points, partially offset by an unfavorable impact of the mix of our business of approximately 30 basis points and the unfavorable change in foreign currency transactions of approximately 20 basis points.

Since certain promotional activities are components of sales or cost of sales, and the timing and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales may be impacted by channels of distribution and their relative growth.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 66.5% as compared with 65.1% in the prior-year period.  The increase primarily reflected higher general and administrative expenses of approximately 110 basis points as a result of higher employee-related costs, partially resulting from our fiscal 2015 acquisitions, and an increase in consulting fees.  Also contributing to the increase were higher selling costs and the charges associated with the GTI Restructuring of approximately 60 basis points each, higher costs associated with store operations of approximately 50 basis points and higher costs associated with stock-based compensation of approximately 10 basis points.  Partially offsetting these increases was the favorable change in foreign exchange transactions of approximately 80 basis points and approximately 40 basis points of lower advertising, merchandising and sampling costs, as a percentage of net sales.  This change reflected the brand and channel mix of our spend, as certain media formats carry different cost structures.  Certain of our brands have lower costs associated with advertising as they focus on digital and social media strategies and rely less on print and television advertising, which carry a higher media cost.  Also offsetting the increase was a favorable comparison to the prior-year period charges related to the remeasurement of net monetary assets in Venezuela of approximately 20 basis points.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income decreased 3%, or $13.2 million, to $384.0 million.  Operating margin decreased to 14.5% of net sales as compared with 15.4% in the prior-year period.  The overall operating results and operating margin were impacted by unfavorable foreign currency translation of approximately $15 million.  In addition, the operating results for the three months ended March 31, 2016 include the impact of charges associated with the GTI Restructuring of $15.2 million.  Adjusting for the impact of these charges, operating income would have increased less than 1% and operating margin would have decreased 40 basis points.

Product Categories

Skin care operating income decreased 7%, or $14.1 million, to $201.6 million, reflecting lower results from Estée Lauder, partially offset by higher results from La Mer.  Makeup operating income increased 21%, or $32.8 million, to $192.1 million, primarily reflecting improved results from M•A•C, Clinique, Estée Lauder and Smashbox, partially offset by lower results from Bobbi Brown due to increased advertising and promotional spending behind new and existing products.  Fragrance operating income decreased more than 100%, or $23.3 million, to a $5.8 million loss, reflecting lower results from certain of our designer fragrances and Estée Lauder, and to a lesser extent, higher selling, advertising and promotional expenses at certain of our luxury brands.  These lower results were partially offset by higher sales from Jo Malone London.  Hair care operating results increased 52%, or $3.7 million, to $10.8 million, primarily reflecting higher net sales driven by new product launches and expanded global distribution.

Geographic Regions

Operating income in the Americas increased 2%, or $2.1 million, to $111.7 million.  The increase was driven by improved results from Clinique, primarily due to the lower costs associated with the timing of our gift-with-purchase promotional activities, which were shifted into the fiscal 2016 second quarter, and Estée Lauder as a result of lower spending on advertising, merchandising and sampling, which is expected to shift into the fiscal 2016 fourth quarter. These increases were partially offset by lower results from certain of our designer fragrances and the adverse impact of foreign currency translation.

In Europe, the Middle East & Africa, operating income increased 4%, or $7.9 million, to $212.2 million.  Higher results from our travel retail business and Nordic totaled approximately $17 million, primarily due to an increase in net sales.  These higher results were partially offset by lower results in Benelux, Switzerland and Russia of approximately $9 million.  The lower results in Benelux were partially due to an increase in advertising spend to support Estée Lauder and Clinique, as well as M•A•C.  The lower results in Russia were primarily due to higher investment spending behind existing and new products.

In Asia/Pacific, operating income decreased 10%, or $8.0 million, to $75.3 million, driven in part by the impact of foreign currency translation.  As reported, lower results in Hong Kong and China totaled approximately $18 million, combined.  The decrease in operating results in China was attributable to increased selling and store operations costs.  These lower results were partially offset by higher results in Japan, Singapore and Thailand of approximately $9 million, combined.  The higher results in Singapore and Thailand were primarily due to higher net sales.

INTEREST EXPENSE

Interest expense increased to $18.0 million as compared with $15.2 million in the prior-year period, primarily due to the issuance of additional long-term debt in June 2015.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net increased to $4.2 million as compared with $3.1 million in the prior-year period, primarily due to higher interest income as a result of an increase in short- and long-term investment balances and rates in connection with our cash investment strategy.

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

The effective rate for income taxes was 28.0% and 29.2% for the three months ended March 31, 2016 and 2015, respectively.  The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period decreased 2%, or $6.5 million, to $265.6 million, and diluted net earnings per common share remained flat at $.71.

Nine Months Fiscal 2016 as Compared with Nine Months Fiscal 2015

NET SALES

Net sales increased 4%, or $360.0 million, to $8,616.0 million.  This increase included approximately $440 million of unfavorable foreign currency translation due to the strength of the U.S. dollar against most currencies, partially offset by the favorable comparison to the prior-year period due to the fiscal 2015 accelerated orders of approximately $178 million.  Excluding the impact of foreign currency translation, net sales increased 10%.  Excluding the impact of the accelerated orders, net sales increased 2%.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales increased 7%.

Reported net sales grew in each product category, with the exception of skin care, and in each geographic region, with the exception of Asia/Pacific.  The overall decline in the skin care category was primarily due to the unfavorable impact of foreign currency translation and the relatively slow growth in global prestige skin care that particularly impacted net sales in North America, Asia/Pacific and travel retail.  However, this category benefited from increased sales of certain products, particularly from La Mer and, to a lesser extent, Origins. Net sales increases in product offerings by M•A•C, Smashbox and Tom Ford globally drove the growth in the makeup category.  Our fragrance category benefited from net sales increases from our luxury brands.  Each of our product categories benefited from expanded global distribution, comparable door sales growth from certain brands, new product offerings and growth from emerging markets.  While having been recently challenged in all product categories, Estée Lauder and Clinique have continued to show improvements in the makeup category due to product launches, such as Estée Lauder Double Wear Makeup to Go liquid compact and Clinique Beyond Perfecting makeup products.

Product Categories

Skin Care

Net sales of skin care products decreased 2%, or $52.6 million, to $3,414.2 million, reflecting approximately $152 million of unfavorable foreign currency translation, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $91 million.  The reported decrease was primarily driven by lower net sales of Estée Lauder, Clinique, and to a lesser extent, Aveda and Bobbi Brown products of approximately $110 million, combined. Excluding the impact of foreign currency translation, Estée Lauder skin care net sales increased, primarily due to new product launches such as New Dimension and Re-Nutriv Ultimate Diamond eye crème, partially offset by slower growth in China and continued softness in Hong Kong, as a result of a difficult retail environment.  The lower sales from Clinique were due to the negative impact of foreign currency translation.  Excluding this impact, Clinique skin care net sales increased, primarily driven by the favorable comparison due to the fiscal 2015 accelerated orders, as well as new product launches in the Clinique Smart franchise. Partially offsetting these decreases were higher net sales of La Mer products in all regions, including expanded distribution in perfumeries and specialty-multi brand retailers, as well as incremental sales from our fiscal 2015 third quarter acquisitions of GLAMGLOW and RODIN olio lusso, of approximately $73 million, combined.  Excluding the impact of foreign currency translation, skin care net sales increased 3%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in skin care would have decreased 4% and increased less than 1%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

Net sales of makeup products increased 9%, or $294.0 million, to $3,574.0 million.  This includes approximately $213 million of unfavorable foreign currency translation, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $65 million.  The reported net sales increase primarily reflected higher net sales from our makeup artist brands, Smashbox, Clinique and Estée Lauder of approximately $296 million, combined. Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores and travel retail.  The higher net sales from Smashbox were primarily due to expanded distribution in specialty multi-brand retailers and department stores.  Net sales of Estée Lauder products improved due to new launches such as Double Wear Makeup to Go liquid compact.  The higher net sales from Clinique were driven by the favorable comparison due to the fiscal 2015 accelerated orders and also reflected incremental sales from new launches such as Clinique Beyond Perfecting makeup products.   Excluding the impact of foreign currency translation, makeup net sales increased 15%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in makeup would have increased 7% and 13%, respectively.

Fragrance

Net sales of fragrance products increased 7%, or $78.4 million, to $1,158.7 million. This includes approximately $60 million of unfavorable foreign currency translation, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $21 million.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Tom Ford and incremental sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle of approximately $102 million, combined.  The higher net sales from Jo Malone London were partially due to expanded distribution related to department stores, freestanding stores and travel retail.  The increase in Tom Ford net sales reflected incremental sales from new product launches, including Tom Ford Noir Pour Femme and expanded distribution, particularly in travel retail. Partially offsetting these increases were lower sales of certain fragrances from our heritage brands of approximately $35 million, combined.  Excluding the impact of foreign currency translation, fragrance net sales increased 13%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in fragrance would have increased 5% and 11%, respectively.

Hair Care

Hair care net sales increased 5%, or $19.8 million, to $410.6 million.  The increase in net sales reflected new product launches from Aveda, such as Thickening Tonic and Shampure dry shampoo and, to a lesser extent, expanded global distribution of Aveda and Bumble and bumble products in salons.  Excluding the impact of foreign currency translation, hair care net sales increased 8%.  The impact of the fiscal 2015 accelerated orders on reported net sales was de minimis.  Adjusting for the impact of the accelerated orders, constant currency net sales in hair care would have increased 8%.

Geographic Regions

Net sales in the Americas increased 5%, or $181.2 million, to $3,607.3 million.  This includes approximately $88 million of unfavorable foreign currency translation.  Net sales in the United States and Canada increased approximately $180 million, combined, and reflected the favorable comparison due to the fiscal 2015 accelerated orders of approximately $84 million.  The increase also reflected higher makeup net sales, driven by Smashbox, Clinique, Tom Ford and Estée Lauder, as well as higher skin care net sales from La Mer, Estée Lauder and Clinique. Also contributing were higher fragrance net sales from Tom Ford and Jo Malone London and higher net sales from our hair care brands, which were partially offset by lower net sales of Estée Lauder fragrances.  Net sales were impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that affected Estée Lauder and Clinique, as well as certain M•A•C freestanding stores, as a result of a decrease in tourism, particularly from Brazilian travelers. Net sales in Latin America increased approximately $1 million, primarily reflecting higher net sales in Mexico and Argentina, partially offset by lower sales in Brazil as a result of unfavorable foreign currency translation of approximately $30 million.  Excluding the impact of foreign currency translation, the emerging markets of Brazil and Mexico had net sales increases, primarily due to expanded distribution of M•A•C products.  Excluding the impact of foreign currency translation, net sales in the Americas increased 8%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in the Americas would have increased 3% and 5%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

In Europe, the Middle East & Africa, net sales increased 7%, or $204.2 million, to $3,308.2 million.  This includes approximately $238 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region, which was partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $68 million.  Higher sales in our travel retail business, the United Kingdom and the Middle East totaled approximately $176 million, combined.  The sales growth in our travel retail business was partially driven by the favorable comparison due to the fiscal 2015 accelerated orders.  This growth also reflected higher net sales from certain of our luxury brands and our makeup artist brands, driven in part by expanded distribution.  Higher sales in the United Kingdom were due to increased net sales from our makeup artist brands and certain of our luxury brands.  Higher sales in the Middle East were primarily driven by our makeup artist brands, Estée Lauder and certain of our luxury brands as a result of expanded distribution.  These increases were partially offset by lower net sales in Russia and South Africa of approximately $17 million, combined, driven by the negative impact of foreign currency translation.  Excluding this impact, net sales in Russia increased primarily due to higher net sales from certain of our heritage and luxury brands, and the higher net sales in South Africa were primarily driven by our makeup artist brands and certain of our luxury brands.  Excluding the impact of foreign currency translation, Europe, the Middle East & Africa net sales increased 14%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in Europe, the Middle East & Africa would have increased 4% and 12%, respectively.

Net sales in Asia/Pacific decreased 1%, or $25.4 million, to $1,700.5 million, driven by approximately $114 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $26 million.  Lower sales in Hong Kong, Malaysia, Thailand, Korea, Australia and China totaled approximately $54 million, combined.  The lower net sales in Hong Kong were primarily driven by a decrease in traveling Chinese consumers due, in part, to the previous social instability there, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Malaysia, Thailand, Korea, Australia and China was primarily due to the negative impact of foreign currency translation; however, these countries benefited from expanded distribution.  These decreases were partially offset by higher net sales in Japan and, to a lesser extent, the Philippines of approximately $32 million, combined.  The net sales in Japan reflected higher tourism and increased net sales from virtually all of our brands, which was primarily driven by the makeup product category.  In the Philippines, the higher net sales were driven by expanded distribution.  Excluding the impact of foreign currency translation, Asia/Pacific net sales increased 5%.  Adjusting for the impact of the accelerated orders, reported and constant currency net sales in Asia/Pacific would have decreased 3% and increased 4%, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

COST OF SALES

Cost of sales as a percentage of total net sales decreased to 19.4% as compared with 19.5% in the prior-year period. This reflected a favorable impact of manufacturing variances of approximately 40 basis points, offset by an unfavorable change in the mix of our business of approximately 20 basis points.

Since certain promotional activities are components of sales or cost of sales and the timing, and level of promotions vary with our promotional calendar, we have experienced, and expect to continue to experience, fluctuations in the cost of sales percentage.  In addition, future cost of sales may be impacted by channels of distribution and their relative growth.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 63.6% as compared with 63.8% in the prior-year period, but would have increased approximately 100 basis points if not for the impact of the fiscal 2015 accelerated orders.  The reported decrease primarily reflected lower advertising, merchandising and sampling costs, as a percentage of net sales, of approximately 80 basis points, in part due to the brand and channel mix of our spend as certain media formats carry different cost structures.  Certain of our brands have lower costs associated with advertising as they focus on digital and social media strategies and rely less on print and television advertising, which carry a higher media cost. Also contributing to the improvement, as a percentage of net sales, was a decrease in selling and shipping costs of approximately 30 basis points, a favorable change in foreign exchange transactions of approximately 20 basis points and a favorable comparison to the prior-year period charges related to the remeasurement of net monetary assets in Venezuela of approximately 10 basis points.  Partially offsetting these decreases were the fiscal 2016 charges associated with restructuring activities of approximately 40 basis points.  Also offsetting these decreases were higher costs associated with store operations of approximately 30 basis points, general and administrative expenses of approximately 30 basis points and research and development costs of approximately 20 basis points.  Adjusting for the impact of the fiscal 2015 accelerated orders, the increase of approximately 100 basis points primarily reflected an increase in general and administrative expenses, higher store operating costs and the charges associated with the GTI Restructuring, partially offset by lower spending on advertising, merchandising and sampling as a percentage of net sales.

THE ESTÉE LAUDER COMPANIES INC.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

Operating income increased 6%, or $88.6 million, to $1,466.6 million.  Operating margin increased to 17.0% of net sales as compared with 16.7% in the prior-year period.  The overall operating results and operating margin were impacted by a favorable comparison of approximately $127 million related to the fiscal 2015 accelerated orders, offset by unfavorable foreign currency translation of approximately $131 million.  In addition, the operating results for the nine months ended March 31, 2016 include the impact of charges associated with the GTI Restructuring of $33.7 million.  Adjusting for the impact of the accelerated orders and charges associated with the GTI Restructuring, operating income would have remained flat and operating margin would have decreased 40 basis points.

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

Skin care operating income decreased 1%, or $8.7 million, to $700.5 million, driven by the unfavorable impact of foreign currency translation.  Excluding this impact, skin care operating results improved, reflecting higher results from La Mer, partially offset by lower results from Estée Lauder.  Makeup operating income increased 19%, or $103.5 million, to $642.1 million, primarily reflecting improved results from M•A•C, Estée Lauder and Smashbox.  Fragrance operating income increased 9%, or $9.5 million, to $113.5 million, reflecting higher results from certain of our luxury fragrance brands, partially offset by lower results from Estée Lauder.  Hair care operating results increased 13%, or $4.3 million, to $36.4 million, primarily reflecting improved results from Aveda.  Adjusting for the impact of the accelerated orders, skin care, makeup, fragrance and hair care operating results would have increased (decreased) (10)%, 11%, (4%) and 13%, respectively.

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

Operating income in the Americas increased 8%, or $22.3 million, to $310.1 million, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding the impact of the accelerated orders, operating income decreased, primarily reflecting higher selling and store operating costs, partially due to expanded distribution, and an increase in product development and research and development expenses.  Operating income was impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that affected Estée Lauder and Clinique, as well as certain M•A•C freestanding stores, as a result of a decrease in tourism, particularly from Brazilian travelers. Adjusting for the impact of the accelerated orders, operating income in the Americas would have decreased 9%.

In Europe, the Middle East & Africa, operating income increased 15%, or $113.0 million, to $842.4 million.  Higher results from our travel retail business, driven by the accelerated orders, and in the Middle East and Germany totaled approximately $88 million, combined.  The higher results in Germany were due to increased sales from certain of our heritage brands and our makeup artist brands, primarily due to new product introductions and expanded distribution.  Adjusting for the impact of the accelerated orders, operating income in Europe, the Middle East & Africa would have increased 8%.

In Asia/Pacific, operating income decreased 4%, or $13.0 million, to $347.8 million.  Lower results in China and Hong Kong totaled approximately $51 million, combined.  In addition to the lower sales in China, the decline in operating results was also attributable to increased advertising, merchandising and sampling costs to support certain existing products.  These lower results were mostly offset by higher results in Japan and, to a lesser extent, Singapore and Australia of approximately $37 million, combined.  The higher results in Singapore were primarily due to lower selling costs.  Adjusting for the impact of the accelerated orders, operating income in Asia/Pacific would have decreased 9%.

INTEREST EXPENSE

Interest expense increased to $52.1 million as compared with $45.0 million in the prior-year period, primarily due to the issuance of additional long-term debt in June 2015.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST INCOME AND INVESTMENT INCOME, NET

Interest income and investment income, net increased to $10.4 million as compared with $8.5 million in the prior-year period, primarily due to higher interest income as a result of an increase in short- and long-term investment balances and rates in connection with our cash investment strategy.

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

The effective rate for income taxes was 28.0% and 30.0% for the nine months ended March 31, 2016 and 2015, respectively.  The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations and the reduced impact of income tax reserves as compared to the prior-year period.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

Net earnings attributable to The Estée Lauder Companies Inc. as compared with the prior-year period increased 9%, or $85.2 million, to $1,021.1 million, and diluted net earnings per common share increased 12% from $2.42 to $2.71.

NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout, charges associated with restructuring activities, the fiscal 2015 Venezuela remeasurement charge, and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Nine Months Ended March 31			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Net Sales, as reported	$8,616.0	$8,256.0	$360.0	4%	10%
Accelerated orders associated with SMI rollout	—	178.3	(178.3)
Net Sales, as adjusted	$8,616.0	$8,434.3	$181.7	2%	7%

					% Change
	Three Months Ended March 31			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Operating Income, as reported	$384.0	$397.2	$(13.2)	(3)%	0%
Charges associated with restructuring activities	15.2	—	15.2
Venezuela remeasurement charge	—	5.3	(5.3)
Operating Income, as adjusted	$399.2	$402.5	$(3.3)	(1)%	3%

THE ESTÉE LAUDER COMPANIES INC.

					% Change
	Nine Months Ended March 31			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Operating Income, as reported	$1,466.6	$1,378.0	$88.6	6%	16%
Accelerated orders associated with SMI rollout	—	127.2	(127.2)
Charges associated with restructuring activities	33.7	—	33.7
Venezuela remeasurement charge	—	5.3	(5.3)
Operating Income, as adjusted	$1,500.3	$1,510.5	$(10.2)	(1)%	8%

					% Change
	Three Months Ended March 31			%	in Constant
	2016	2015	Variance	Change	Currency

Diluted net earnings per common share, as reported	$.71	$.71	$—	0%	4%
Charges associated with restructuring activities	.02	—	.02
Venezuela remeasurement charge	—	.01	(.01)
Diluted net earnings per common share, as adjusted	$.73	$.72	$.01	2%	5%

					% Change
	Nine Months Ended March 31			%	in Constant
	2016	2015	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.71	$2.42	$.29	12%	22%
Accelerated orders associated with SMI rollout	—	.21	(.21)
Charges associated with restructuring activities	.06	—	.06
Venezuela remeasurement charge	—	.01	(.01)
Diluted net earnings per common share, as adjusted (1)	$2.77	$2.65	$.12	4%	14%

(1) Not adjusted for differences caused by rounding

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation and the impact of the accelerated orders:

	As Reported
(In millions)	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015	Variance	Add: Impact of foreign currency translation	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$3,414.2	$3,466.8	$(52.6)	$152.2	$(91.4)	$8.2	(2)%	0%
Makeup	3,574.0	3,280.0	294.0	212.7	(65.4)	441.3	9	13
Fragrance	1,158.7	1,080.3	78.4	60.4	(21.0)	117.8	7	11
Hair Care	410.6	390.8	19.8	10.4	(0.5)	29.7	5	8
Other	58.5	38.1	20.4	4.7	—	25.1	54	66
Total	$8,616.0	$8,256.0	$360.0	$440.4	$(178.3)	$622.1	4%	7%

Region:
The Americas	$3,607.3	$3,426.1	$181.2	$88.3	$(84.3)	$185.2	5%	5%
Europe, the Middle East & Africa	3,308.2	3,104.0	204.2	237.8	(67.9)	374.1	7	12
Asia/Pacific	1,700.5	1,725.9	(25.4)	114.3	(26.1)	62.8	(1)	4
Total	$8,616.0	$8,256.0	$360.0	$440.4	$(178.3)	$622.1	4%	7%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2016, we had cash and cash equivalents of $556.3 million compared with $1,021.4 million at June 30, 2015.  The decrease primarily reflects cash used to purchase short- and long-term investments pursuant to our cash investment strategy.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at March 31, 2016 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

THE ESTÉE LAUDER COMPANIES INC.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 26, 2016, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At March 31, 2016, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (1), (7)	$294.1	$—	$294.1
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (2), (7)	249.0	—	249.0
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (3), (7)	296.7	—	296.7
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	198.0	—	198.0
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (5), (7)	262.8	—	262.8
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (6), (7)	308.3	—	308.3
Commercial paper that matured through April 2016 (0.43% average interest rate)	—	285.3	285.3
Other borrowings	3.6	27.5	31.1
	$1,612.5	$312.8	$1,925.3

(1)             Consists of $300.0 million principal and unamortized debt discount of $5.9 million.

(2)             Consists of $250.0 million principal and unamortized debt discount of $1.0 million.

(3)             Consists of $300.0 million principal and unamortized debt discount of $3.3 million.

(4)             Consists of $200.0 million principal and unamortized debt discount of $2.0 million.

(5)             Consists of $250.0 million principal, unamortized debt discount of $0.2 million and a $13.0 million adjustment to reflect the fair value of interest rate swaps.

(6)             Consists of $300.0 million principal, unamortized debt discount of $0.1 million and a $8.4 million adjustment to reflect the termination value of interest rate swaps.

(7)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

We have a $1.0 billion commercial paper program under which we may issue commercial paper in the United States.  At April 26, 2016, we had $390.5 million of commercial paper outstanding, which we may refinance on a periodic basis, at then-prevailing market interest rates, as it matures.

We have a $1.0 billion senior unsecured revolving credit facility (the “Facility”) that is currently set to expire on July 15, 2020.  We have a remaining option to extend the Facility one more year.  At March 31, 2016, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes.  Up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  We incurred costs of approximately $1.0 million to establish the Facility, which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on our current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 34% at March 31, 2016 from 31% at June 30, 2015, primarily due to the issuance of commercial paper.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

Net cash provided by operating activities was $1,316.2 million during the nine months ended March 31, 2016 as compared with $1,385.0 million in the prior-year period.  The decrease was driven, in part, by the accelerated orders in connection with our July 2014 SMI implementation, which contributed to an unfavorable comparison in working capital components.  The decrease in cash flows provided by operating activities also reflected an unfavorable change in accounts receivable, reflecting the timing of shipments and collections, and an unfavorable change in accounts payable, primarily due to the timing of payments.  Also contributing to the decrease were higher long-term payments related to new freestanding retail store locations, including cash payments made to former tenants to acquire the rights under commercial property leases.  These decreases were partially offset by higher net earnings and an increase in other accrued liabilities, due, in part, to higher accrued employee incentive compensation.

Net cash used for investing activities was $1,096.9 million during the nine months ended March 31, 2016 as compared with $1,032.2 million in the prior-year period.  This increase primarily reflected higher net purchases of investments in connection with our cash investment strategy, as well as cash paid in the second quarter of fiscal 2016 for the long-term investment in Have & Be Co. Ltd., the company behind the skin care brands Dr. Jart + and Do The Right Thing.  The increase in cash used for investing activities also reflected higher capital expenditure activity, primarily related to leasehold improvements.  Partially offsetting these increases were lower payments related to acquisitions.  Cash paid in connection with the fiscal 2015 acquisitions of Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle and GLAMGLOW was partially offset by cash paid in connection with the fiscal 2016 acquisition of By Kilian and an additional purchase price true-up payment related to a fiscal 2015 acquisition.

Net cash used for financing activities was $665.3 million during the nine months ended March 31, 2016 as compared with $654.4 million in the prior-year period.  The increase primarily reflected an increase in treasury stock repurchases and higher dividend payments, partially offset by the proceeds from the issuance of short-term commercial paper.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2016, see Notes to Consolidated Financial Statements, Note 11 — Equity.

Pension and Post-retirement Plan Funding

As part of our ongoing review of funded levels, we made a discretionary contribution of $30.0 million to the noncontributory qualified defined benefit pension plan in April 2016.  There have been no other significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 8 — Contingencies.

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.

Market Risk

Using the value-at-risk model, as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, the high, low and average measured value-at-risk for the twelve months ended March 31, 2016 and June 30, 2015 related to our derivative financial instruments are as follows:

	March 31, 2016			June 30, 2015
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$23.8	$15.4	$20.0	$28.6	$7.4	$17.8
Interest rate contracts	16.1	9.2	12.1	16.1	16.1	16.1

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the nine months ended March 31, 2016, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
The 4202 Corporation	August 27, 2015	200,000
Ronald S. Lauder	August 27, 2015	35,000
The 4202 Corporation	September 2, 2015	152,400

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of March 31, 2016, the cumulative total of acquired shares pursuant to the authorization was 195.5 million, reducing the remaining authorized share repurchase balance to 20.5 million.  During the nine months ended March 31, 2016, we purchased approximately 7.9 million shares pursuant to the authorization for $650.0 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2015	1,990,780		$87.91	1,990,780	26,385,805
August 2015	1,719,181	(2)	78.20	1,695,400	24,690,405
September 2015	986,471	(2)	78.63	854,597	23,835,808
October 2015	1,463,501		80.08	1,463,501	22,372,307
November 2015	1,284,801	(2)	84.63	813,441	21,558,866
December 2015	174,297	(2)	85.20	174,528	21,384,338
January 2016	895,751	(2)	84.03	892,538	20,491,800
February 2016	—		—	—	20,491,800
March 2016	33	(2)	86.37	—	20,491,800
	8,514,815		82.57	7,884,785

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

Item 6. Exhibits.

Exhibit Number	Description
10.1

Performance Share Unit Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016).* †

10.2

Form of Performance Share Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016).* †

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 3, 2016	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

Performance Share Unit Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016).* †

10.2

Form of Performance Share Unit Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016).* †

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