Form 10-K
period 2016-06-30
ESTEE LAUDER COMPANIES INC
filed 2016-08-24
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $19.6 billion at December 31, 2015 (the last business day of the registrant’s most recently completed second quarter).*

At August 18, 2016, 220,942,974 shares of the registrant’s Class A Common Stock, $.01 par value, and 144,770,237 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 11, 2016	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, our expectations regarding sales, earnings or other future financial performance and liquidity, our long-term strategy, restructuring and other initiatives, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale, and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M•A•C, Bobbi Brown, La Mer, Jo Malone London and Aveda.  We are also the global licensee for fragrances and/or cosmetics sold under various designer brand names, including Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Tom Ford.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

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

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 18, 2016, shares of Class A Common Stock and Class B Common Stock having approximately 87% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs.  These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products.  A number of our products are developed for use on particular areas of the body, such as the face, the hands or around the eyes.

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

Other - We also sell ancillary products and services.

Our Brands

Given the personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes.  Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands in the market.  Beauty brands are differentiated by numerous factors, including quality, performance, a particular lifestyle, where they are distributed (e.g., prestige, mass) and price point.  Below is a chart showing most of the brands that we sell and how we view them based on lifestyle and price point:

Estée Lauder brand products, which have been sold since 1946, have a reputation for innovation, sophistication and superior quality, Estée Lauder is one of the world’s most renowned beauty brands, producing iconic skin care, makeup and fragrances.

We pioneered the marketing of the prestige men’s fragrance and grooming products with the introduction of Aramis products in 1964.

We have exclusive global license arrangements to manufacture and sell fragrances and in some cases cosmetics under the following brand names: Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Ermenegildo Zegna and Tory Burch.

Introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. Clinique also offers select fragrances. The skin care and makeup products are based on the research and related expertise of leading dermatologists.

Lab Series, introduced in 1987, is a full range of products for cleansing, shaving, treatment and body that is especially formulated to address the unique needs of men’s skin.

Introduced in 1990, Origins seeks to create high-performance natural skin care products that are “powered by nature and proven by science.” Origins also sells makeup, fragrance and hair care products, and has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

M•A•C, a leading brand of professional cosmetics, was created in Toronto, Canada in 1984. We completed our acquisition of M•A•C in 1998. The brand’s popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists, models, photographers and journalists around the world.

Acquired in 1995, Bobbi Brown is an exclusive beauty line developed by celebrated makeup artist Bobbi Brown with a focus on service and teaching women to be their own makeup artists. The Bobbi Brown line includes color cosmetics, skin care, professional makeup brushes and tools, accessories and fragrances.

Acquired in 1995, La Mer products primarily consist of high-end moisturizing creams, lotions, serums and other skin care products. The brand, which is available in limited distribution in the United States and many other countries, is an extension of the initial Crème de la Mer product.

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

Launched in 2012, AERIN is a luxury lifestyle beauty and fragrance brand inspired by the signature style of its founder, Aerin Lauder. We are the licensee for beauty and fragrances.

Acquired in October 2014, RODIN olio lusso provides a highly selective line of premium, sensorial skin care products that appeal to discriminating consumers of all ages and skin types.

Acquired in November 2014, Le Labo is a fragrance and sensory lifestyle brand with a distinct French heritage and an emphasis on fine craftsmanship and personalization in its products and services.

Acquired in January 2015, Editions de Parfums Frédéric Malle is a curated line of exclusive fragrances crafted by some of the world’s most talented perfumers.

Acquired in January 2015, GLAMGLOW is a Hollywood skin care brand focused on fast-acting treatment masks designed to deliver camera-ready results.

Acquired in February 2016, By Kilian is a prestige fragrance brand that embodies timeless sophistication and modern luxury.

In addition to the brands described above, we manufacture and sell products under the Prescriptives, GoodSkin Labs, Ojon and Osiao brands.  We also develop and sell products under a license from Kiton.

Our heritage brands are Estée Lauder, Clinique and Origins.  Our makeup artist brands are M•A•C and Bobbi Brown. Our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.  Our designer fragrances are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Ermenegildo Zegna and Tory Burch licenses noted above.

Distribution

We sell our products primarily through limited distribution channels that complement the luxury image and prestige status of our brands.  These channels consist primarily of upscale department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores that are operated either by us or by authorized third parties, through our own and third-party operated e-commerce websites and websites of our authorized retailers, in various travel retail locations such as stores in airports and on cruise ships, in-flight and duty-free shops, and certain fragrances are sold in self-select outlets.  As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested and approved.

As part of our strategy, we have selectively opened new freestanding stores globally that we or authorized third parties operate, with M•A•C, Jo Malone London and Bobbi Brown as the brands leading this expansion, and we are also evaluating opportunities to open additional freestanding stores for certain of our other brands. As of June 30, 2016, we operated approximately 1,260 freestanding stores, and more than 400 freestanding stores are operated around the world by authorized third parties.  We expect the number of freestanding stores to increase over the next several years.

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

We maintain dedicated sales teams that manage our retail accounts.  We have wholly-owned operations in over 50 countries, and two controlling interests that operate in several countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through carefully selected distributors that share our commitment to protecting the image and position of our brands.  In addition, we sell certain products in select domestic and international U.S. military exchanges.  For information regarding our net sales and long-lived assets by geographic region, see “Item 8. Financial Statements and Supplementary Data – Note 20 – Segment Data and Related Information.”

Customers

Our strategy is to build strong relationships with selected retailers globally, as well as with our consumers directly through freestanding stores and online sales and social media.  Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 9% of our consolidated net sales for fiscal 2016 and 10% for fiscal 2015 and fiscal 2014, and 13% and 12% of our accounts receivable as of June 30, 2016 and 2015, respectively.

Marketing

Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories.  This portfolio enhances our presence in the multiple geographies and distribution channels where our products are sold and our brands’ global reputations benefit us when entering into emerging markets.  Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local appeal.  This strategy is built around “Bringing the Best to Everyone We Touch.” Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application.

Our marketing strategies vary by brand and local market.  Our diverse portfolio of brands employ different engagement models suited to each brand’s equity, distribution, product focus and understanding of the core consumer.  This enables us to elevate the consumer experience as we attract new customers, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors.  Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively.  This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods.  Most of our creative marketing work is done by in-house teams that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.  We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites through digital and social media, magazines and newspapers, television, billboards in cities and airports, and direct mail and email.  In addition, we seek editorial coverage for our brands and products not only in publications and other traditional media, but increasingly in digital and social media, leveraging significant opportunities for amplification.

We are increasing our brand awareness and sales by continuing to elevate our digital presence encompassing e-commerce and m-commerce, as well as digital and social media. In order to continue to offer unparalleled service and set the standard for prestige beauty shopping online, we continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and consumer engagement, and support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites.  We have opportunities to expand our balanced brand portfolio online around the world, and we are investing in and testing new omnichannel concepts in the United States and other established markets to increase brand loyalty by better serving consumers as they shop across channels.  We have dedicated resources to implement creative, coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to other product offerings from the respective brands.  Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as sampling programs, including purchase with purchase and gift with purchase, and we continue to believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.  Such activities attract consumers to our counters and websites and keep existing consumers engaged.  Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty consultants and makeup artists at the points of sale to enable us to offer a seamless experience across channels of distribution.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We continue to maintain and enhance these systems in alignment with our long-term strategy. Certain elements of our information technology infrastructure are managed by third-party providers.  We have executed our plans to transform and modernize our global technology infrastructure (“GTI”) to fundamentally change the way we deliver information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, we transitioned our GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where we pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help us achieve key strategic opportunities and improve our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is also expected to result in operational efficiencies and reduce our information technology service and infrastructure costs in the future.  During fiscal 2016, we also completed the deployment of our core human resource (“HR”) transformation program globally.  This initiative should provide managers with greater visibility into our global workforce and provide managers and employees with better self-service HR capabilities.

As we continue to strengthen and modernize our key processes, related systems and infrastructure, we continue to make investments to upgrade many of our legacy systems, including retail systems and retail capabilities globally.  The retail system upgrades are expected to enhance the effectiveness of store operations, and support our omnichannel objectives.  Over the next few years, we will continue to implement upgraded point of sale, retail merchandising, and retail workforce management solutions in certain key markets globally.

Most of our locations are currently enabled with SAP-based technologies (“SAP”).  We continue to develop and invest in new data insight and analytic capabilities to allow us to more effectively utilize the information provided by SAP, as well as strategic sources of both internal and external data.  In addition, we are making continuous investments to integrate changes to systems applications with SAP that we expect will bring value creation to the business and increase productivity.  In particular, initiatives are currently underway to optimize certain of our supply chain capabilities, including inventory and warehouse management, as well as adding capabilities to enhance certain financial processes and workforce management solutions.

Research and Development

We believe that we are an industry leader in the development of new products.  Our research and development group, which includes scientists and other employees involved in product innovation and packaging design and development, works closely with our marketing and product development teams and third-party suppliers to cultivate ideas, develop new products and product-line extensions, and create new packaging concepts, as well as to improve, redesign or reformulate existing products.  In addition, these research and development personnel provide ongoing technical assistance and know-how to quality and assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver products that meet or exceed consumer expectations.  The research and development group has long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  Members of the research and development group are also responsible for regulatory compliance matters.

Research and development costs are expensed as incurred.  As of June 30, 2016, we had approximately 800 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see “Item 2. Properties.”

We do not conduct animal testing on our products or ingredients, and do not ask others to test on our behalf, except when required by law.

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one category of product (e.g., makeup) for all of the principal brands.  Our plants are modern, and our manufacturing processes are substantially automated.  While we believe that our network of manufacturing facilities and third-party manufacturers is sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity, technology, productivity and align our manufacturing with regional sales demand.  To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis.

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

Competition

There is vigorous competition within each market where our skin care, makeup, fragrance and hair care products are sold.  Brand recognition, quality, performance, availability and price are some of the factors that impact consumers’ choices among competing products and brands.  Advertising, promotion, social media activities, merchandising, the pace and timing of new product introductions, line extensions and the quality of in-store demonstrations also have a significant impact on consumers’ buying decisions.  With our numerous brands, sold in various channels, we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.  We compete against a number of companies, some of which have substantially greater resources than we do.

Our principal competitors consist of large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include, among others, L’Oreal S.A.; Shiseido Company, Ltd.; Beiersdorf AG; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; Avon Products, Inc.; Chanel S.A.; Groupe Clarins; and Amorepacific. We also face competition from a number of independent brands, as well as some retailers that have their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, GoodSkin Labs, Ojon, Smashbox, Osiao, Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle, GLAMGLOW and By Kilian and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna, AERIN and Tory Burch.  For further discussion on license arrangements, including their duration, see “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.”  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2016, we had approximately 46,000 full-time employees worldwide (including demonstrators at points of sale who are employed by us).  We have no employees in the United States that are covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

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

Availability of Reports

We make available financial information, news releases and other information on our website at www.elcompanies.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge via the EDGAR database at www.sec.gov or our website, as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these reports without charge.

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents and any waiver of a provision of the Code granted to any senior officer or director or any material amendment to the Code, may be found in the “Investor Relations” section of our website: www.elcompanies.com under the heading “Corporate Governance.”  The charters for the Audit Committee, Compensation Committee and Nominating and Board Affairs Committee may be found in the same location on our website.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	60	Executive Group President
Fabrizio Freda	58	President, Chief Executive Officer and a Director
Carl Haney	53	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Leonard A. Lauder	83	Chairman Emeritus and a Director
Ronald S. Lauder	72	Chairman of Clinique Laboratories, LLC
William P. Lauder	56	Executive Chairman and a Director
Sara E. Moss	69	Executive Vice President and General Counsel
Michael O’Hare	48	Executive Vice President – Global Human Resources
Gregory F. Polcer	61	Executive Vice President – Global Supply Chain
Cedric Prouvé	56	Group President – International
Tracey T. Travis	54	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	51	Executive Vice President – Global Communications

John Demsey was appointed Executive Group President in January 2016.  In this role, he is responsible for numerous brands, including Clinique, Aramis, Prescriptives, M·A·C, Bobbi Brown, Jo Malone London, Bumble and bumble, Smashbox, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW and By Kilian.  Mr. Demsey served as Group President from July 2006 to January 2016.  He became Global Brand President of Estée Lauder after serving as President and Managing Director of M•A•C since 1998.  From 1991 to 1998, Mr. Demsey held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  Mr. Demsey also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  He serves as Chairman of the M•A•C AIDS Fund and is on the Board of Directors of Baccarat S.A.

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

Michael O’Hare is Executive Vice President - Global Human Resources.  Prior to joining the Company in 2013, he was with Heineken N.V., a global brewer based in the Netherlands, where he served since 2009 as Global Chief Human Resources Officer.  Prior to that, he spent 13 years at PepsiCo, a global food and beverage company, where he held a variety of senior roles in Human Resources, including Chief Personnel Officer/Vice President for Asia Pacific.

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

Tracey T. Travis is Executive Vice President and Chief Financial Officer.  Prior to joining the Company in 2012, she was Senior Vice President and Chief Financial Officer of Ralph Lauren Corporation since 2005, responsible for Global Finance, Internal Audit, Treasury, Tax, Business Development, Investor Relations and Global Information Technology.  Previously, Ms. Travis was Senior Vice President, Finance of Intimate Brands for Limited Brands, Inc. from 2002 to 2004.  She also spent a decade at PepsiCo Inc. and the Pepsi Bottling Group, where she held operations management and finance roles.  She began her career as an engineer and financial analyst at General Motors Company.  Ms. Travis is a member of the Board of Directors of Campbell Soup Company.  She is also a member of the Board of Overseers at Columbia Business School.

Alexandra C. Trower is Executive Vice President - Global Communications.  She directs the Company’s overall communications strategy, overseeing brand communications, corporate communications, internal communications and philanthropic communications.  Prior to joining the Company in 2008, Ms. Trower was Senior Vice President, Media Relations for Bank of America from July 2003 to March 2008.  From 1997 to 2003, she worked at JPMorgan Chase, where she was responsible for corporate communications at JPMorgan Fleming Asset Management.  From 1987 to 1997, Ms. Trower worked at a former division of Citibank, Chancellor Capital Management (now part of Invesco), where she held a variety of communications roles.  Ms. Trower serves on the Board of Directors of Hollins University, and she is co-chair of The International Women’s Media Foundation.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some of these competitors have greater resources than we do and others are new companies competing in emerging distribution channels.  In some cases, our competitors may be able to respond to changing business and economic conditions more quickly than us. Competition in the beauty business is based on pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas. A consolidation in the retail trade may result in us becoming increasingly dependent on key retailers. This could result in an increased risk related to the concentration of our customers. A severe adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities) or change or terminate their relationship with us, there could be a material adverse effect on our business.

Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business. Our Company has a well-recognized and strong reputation that could be negatively impacted by many factors.  If the Company’s reputation is adversely affected, its ability to attract and retain customers and consumers could be impacted.  In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands. Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop for those products. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly. The issue is compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.  In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands. If such a situation persists or a number of brands fail to perform as expected, there could be a material adverse effect on our business, financial condition and results of operations.

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

In addition, sudden disruptions in business conditions, for example, from events such as a pandemic, or other local or global health issues, conflicts around the world, or as a result of a terrorist attack, retaliation or similar threats, or as a result of adverse weather conditions, climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel and/or purchase our products while traveling may impact our business, including travel retail, a significant contributor to our overall results, and our strategy to market and sell products to international travelers at their destinations.

A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability. We remain cautious of the continued slow retail growth in Hong Kong, the decline in retail traffic primarily related to mid-tier department stores, as well as certain M•A•C freestanding stores, in the United States as a result of the impact of shifts in preferences of certain consumers as to where and how they shop for our products.  We also remain cautious of the continued strength of the U.S. dollar in relation to most currencies.  Additionally, we are continuing to monitor the effects of the macroeconomic environment in Brazil, the United Kingdom’s anticipated exit from the European Union, the political instability in Turkey, the impact of declining oil prices on consumer purchases in the Middle East, and global security issues.

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

We operate on a global basis, with a majority of our fiscal 2016 net sales and operating income generated outside the United States.  We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. A majority of our cash and cash equivalents that result from these earnings remain outside the United States. If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

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

Our implementation and maintenance of global information systems, including supply chain and finance systems, human resource management systems, creative asset management and retail operating systems, as well as associated hardware and use of cloud-based models, involve risks and uncertainties. Failure to implement and maintain these and other systems as planned, in terms of timing, specifications, costs, or otherwise, could have an adverse impact on our business and results of operations.

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

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. Accordingly, when we announced our year-end financial results for fiscal 2016, we provided guidance as to certain assumptions, including ranges for our expected net sales and earnings per share for the quarter ending September 30, 2016 and the fiscal year ending June 30, 2017. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. Such targets are more difficult to predict than our current quarter and fiscal year expectations.  We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock.  At any time, we could stop or suspend payment of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.

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

As of August 18, 2016, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 87% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are employees, including three who are members of our Board of Directors. Another family member is on our board and is a party to a consulting agreement and a license agreement with us.

As a result of the stock ownership and their positions at the Company, the Lauder family has the ability to exercise significant control and influence over our business, including, all matters requiring stockholder approval, including the election of directors, amendments to the certificate of incorporation and significant corporate transactions, such as a merger or other sale of our Company or its assets, for the foreseeable future.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, are relying on exemptions from certain corporate governance requirements that are designed to provide protection to stockholders of companies that are not “controlled companies.”

The Lauder family and their related entities own more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements; (1) that a majority of our board of directors consists of independent directors; (2) that we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (3) that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities as of August 18, 2016.  The leases expire at various times through 2034 subject to certain renewal options.

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

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 741,000 square feet of rentable space for our principal offices in New York, New York.  We own a building of approximately 57,000 square feet of office space in Melville, New York.  As of June 30, 2016, we directly leased and operated approximately 1,260 retail stores.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Commitments and Contingencies.”

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2016 and fiscal 2015:

	Fiscal 2016			Fiscal 2015
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$91.68	$73.67	$.24	$77.66	$72.83	$.20
Second Quarter	89.93	79.49	.30	77.98	70.18	.24
Third Quarter	94.93	81.02	.30	85.28	70.38	.24
Fourth Quarter	97.48	87.08	.30	90.33	81.08	.24

Fiscal Year	97.48	73.67	$1.14	90.33	70.18	$.92

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  On August 18, 2016, a dividend was declared in the amount of $.30 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2016 to stockholders of record at the close of business on August 31, 2016.

As of August 18, 2016, there were 8,503 record holders of Class A Common Stock and 16 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2016, the cumulative total of acquired shares pursuant to the authorization was 197.5 million, reducing the remaining authorized share repurchase balance to 18.5 million.  During fiscal 2016, we purchased approximately 9.9 million shares pursuant to the authorization for $835.0 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2015	1,990,780		$87.91	1,990,780	26,385,805
August 2015	1,719,181	(2)	78.20	1,695,400	24,690,405
September 2015	986,471	(2)	78.63	854,597	23,835,808
October 2015	1,463,501		80.08	1,463,501	22,372,307
November 2015	1,284,801	(2)	84.63	813,441	21,558,866
December 2015	174,297	(2)	85.20	174,528	21,384,338
January 2016	895,751	(2)	84.03	892,538	20,491,800
February 2016	—		—	—	20,491,800
March 2016	33	(2)	86.37	—	20,491,800
April 2016	3,784	(2)	94.75	—	20,491,800
May 2016	1,175,000		92.52	1,175,000	19,316,800
June 2016	840,822	(2)	92.51	824,245	18,492,555
	10,534,421		84.48	9,884,030

(1)             In November 2012, the Board of Directors authorized the repurchase of 40.0 million shares.

(2)             Includes shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of stock-based compensation.

Subsequent to June 30, 2016 and as of August 18, 2016, we purchased approximately 2.2 million additional shares of our Class A Common Stock for $200.0 million pursuant to our share repurchase program.

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

During the year ended June 30, 2016, the stockholders set forth in the table below converted shares of Class B Common Stock into Class A Common Stock on the dates set forth below:

Stockholder That Converted Class B Common Stock to Class A Common Stock	Date of Conversion	Number of Shares Converted/ Received
LAL Family Partners L.P.	June 8, 2016	200,000
LAL Family Partners L.P.	June 7, 2016	200,000
LAL Family Partners L.P.	June 6, 2016	200,000
LAL Family Partners L.P.	June 3, 2016	200,000
The 4202 Corporation	May 11, 2016	88,500
LAL Family Partners L.P.	May 11, 2016	500,000
LAL Family Partners L.P.	May 9, 2016	500,000
The 4202 Corporation	September 2, 2015	152,400
The 4202 Corporation	August 27, 2015	200,000
Ronald S. Lauder	August 27, 2015	35,000

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2016 (a)	2015	2014 (a)	2013 (a)	2012 (a)
	(In millions, except per share data)
Statement of Earnings Data:
Net sales (b)	$11,262.3	$10,780.4	$10,968.8	$10,181.7	$9,713.6
Net earnings attributable to The Estée Lauder Companies Inc. (b) – (d)	1,114.6	1,088.9	1,204.1	1,019.8	856.9
Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic (b) – (d)	$3.01	$2.87	$3.12	$2.63	$2.20
Diluted (b) – (d)	2.96	2.82	3.06	2.58	2.16
Cash dividends declared per common share	1.14	.92	.78	1.08	.525
Balance Sheet Data:
Total assets (e)	$9,223.3	$8,226.9	$7,860.0	$7,135.5	$6,586.3
Total debt (d)(e)	2,241.5	1,624.9	1,334.3	1,334.6	1,281.4

(a) Fiscal 2016 results included $91.3 million, after tax, or $.24 per diluted share related to total charges associated with restructuring activities.  Fiscal 2014 results included $(1.8) million, after tax, related to total adjustments associated with restructuring activities.  Fiscal 2013 results included $11.7 million, after tax, or $.03 per diluted share related to total charges associated with restructuring activities.  Fiscal 2012 results included $44.1 million, after tax, or $.11 per diluted share related to total charges associated with restructuring activities.

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

(d) In May 2016, we issued $450.0 million of 1.70% Senior Notes due May 10, 2021 and an additional $150.0 million of our 4.375% Senior Notes due June 15, 2045.  In June 2015, we issued $300.0 million of 4.375% Senior Notes due June 15, 2045 in a public offering.  We are using the net proceeds of the offerings for general corporate purposes.  In September 2012, we redeemed the $230.1 million principal amount of our 7.75% Senior Notes due November 1, 2013 (“2013 Senior Notes”) at a price of 108% of the principal amount.  We recorded a pre-tax expense on the extinguishment of debt of $19.1 million ($12.2 million after tax, or $.03 per diluted share) representing the call premium of $18.6 million and the pro-rata write-off of $0.5 million of issuance costs and debt discount.  In August 2012, we issued $250.0 million of 2.35% Senior Notes due August 15, 2022 and $250.0 million of 3.70% Senior Notes due August 15, 2042 in a public offering.  We used the net proceeds of the offering to redeem the 2013 Senior Notes and for general corporate purposes.

(e) For the year ended June 30, 2016, we retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  As a result, we restated the June 30, 2015, 2014, 2013 and 2012 consolidated balance sheets to reclassify $12.4 million, $8.8 million, $9.7 million and $6.7 million, respectively, from Other assets to Long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2016 and our results of operations for the three fiscal years ended June 30, 2016 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets and income taxes.

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

For a discussion of our Revenue Recognition accounting policy, see “Item 8. Financial Statements and Supplementary Data — Note 2 – Summary of Significant Accounting Policies.”

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

For further discussion of our Inventory accounting policy, see “Item 8. Financial Statements and Supplementary Data — Note 2 — Summary of Significant Accounting Policies.”

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

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2016, net periodic benefit cost was determined using discount rates for our Domestic Plans of 4.40% and 3.70% and varying rates on our international plans between 0.75% and 7.00%.  The discount rates for our Domestic Plans were based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We used an above-mean yield curve which represents an estimate of the effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of our Domestic Plans.  For our international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.

For fiscal 2016, we used an expected return on plan assets of 7.00% for our U.S. Qualified Plan and varying rates of between 2.00% and 7.00% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  See “Item 8.  Financial Statements and Supplementary Data – Note 13 – Pension, Deferred Compensation and Post-retirement Benefit Plans” for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2016, our pension plans had actual return on assets of approximately $84 million as compared with expected return on assets of approximately $68 million.  The resulting net deferred gain of approximately $16 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 8 to 19 years.  The actual return on plan assets from our global pension plans was higher than expected, primarily due to strong performance of fixed income assets attributable to our international pension plan in the United Kingdom and the U.S. Qualified Plan, partially offset by equity underperformance globally.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2016 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(4.3)	$4.4
Expected return on assets	$(2.9)	$2.8

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A 100 basis-point change in assumed health care cost trend rates for fiscal 2016 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease

Effect on total service and interest costs	$1.2	$(0.9)
Effect on post-retirement benefit obligations	$14.8	$(12.7)

To determine the fiscal 2017 net periodic benefit cost, we are using discount rates of 3.70% and 3.00% for the U.S. Qualified Plan and the non-qualified domestic noncontributory pension plan, respectively, and varying rates for our international plans of between .25% and 6.00%.  We are using an expected return on plan assets of 7.00% for the U.S. Qualified Plan and varying rates for our international pension plans of between 1.50% and 6.00%.  The net change in these two key assumptions from those used in fiscal 2016 will result in an increase in pension expense of approximately $17 million in fiscal 2017.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For fiscal 2016 and 2015, we elected to perform the qualitative assessment for the majority of our reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. For those reporting units acquired in fiscal 2015, a quantitative assessment was performed.  We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, Other Intangible Assets and Long-Lived Assets, see “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.”

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2016, we have net deferred tax assets of $422.3 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $118.4 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.

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

For further discussion of our Income Taxes accounting policy, see “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.”

Quantitative Analysis

During the three-year period ended June 30, 2016, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

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

A 250 basis-point change in the items above collectively would have had the following effects for fiscal 2016:

(In millions, except per share data)	250 Basis-Point Increase	250 Basis-Point Decrease

Gross profit	$(5.7)	$5.7
Operating income	$(5.7)	$5.7
Income taxes	$(0.1)	$0.1
Net earnings attributable to The Estée Lauder Companies Inc.	$(5.6)	$5.6
Net earnings attributable to The Estée Lauder Companies Inc. per diluted common share	$(.02)	$.02

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for fiscal 2016, 2015 and 2014 and reflects the basis of presentation described in “Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 20 – Segment Data and Related Information” for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2016	2015	2014
	(In millions)
NET SALES
By Region:
The Americas	$4,710.3	$4,513.8	$4,572.3
Europe, the Middle East & Africa	4,380.7	4,086.4	4,163.7
Asia/Pacific	2,172.7	2,180.2	2,232.7
	11,263.7	10,780.4	10,968.7
(Returns) adjustments associated with restructuring activities	(1.4)	—	0.1
Net Sales	$11,262.3	$10,780.4	$10,968.8

By Product Category:
Skin Care	$4,446.2	$4,478.7	$4,769.8
Makeup	4,702.6	4,304.6	4,210.2
Fragrance	1,486.7	1,416.4	1,425.0
Hair Care	554.2	530.6	515.6
Other	74.0	50.1	48.1
	11,263.7	10,780.4	10,968.7
(Returns) adjustments associated with restructuring activities	(1.4)	—	0.1
Net Sales	$11,262.3	$10,780.4	$10,968.8

OPERATING INCOME (LOSS)
By Region:
The Americas	$346.1	$302.3	$537.3
Europe, the Middle East & Africa	1,027.1	943.3	938.3
Asia/Pacific	371.8	360.7	349.1
	1,745.0	1,606.3	1,824.7
(Charges) adjustments associated with restructuring activities	(134.7)	—	2.9
Operating Income	$1,610.3	$1,606.3	$1,827.6

By Product Category:
Skin Care	$842.1	$832.2	$975.8
Makeup	758.3	659.3	715.9
Fragrance	87.4	82.8	104.1
Hair Care	51.8	37.9	33.7
Other	5.4	(5.9)	(4.8)
	1,745.0	1,606.3	1,824.7
(Charges) adjustments associated with restructuring activities	(134.7)	—	2.9
Operating Income	$1,610.3	$1,606.3	$1,827.6

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2016	2015	2014

Net sales	100.0%	100.0%	100.0%
Cost of sales	19.4	19.5	19.7
Gross profit	80.6	80.5	80.3

Operating expenses:
Selling, general and administrative	65.1	65.6	63.6
Restructuring and other charges	1.2	—	—
Total operating expenses	66.3	65.6	63.6

Operating income	14.3	14.9	16.7
Interest expense	0.6	0.6	0.5
Interest income and investment income, net	0.1	0.2	—

Earnings before income taxes	13.8	14.5	16.2
Provision for income taxes	3.9	4.4	5.2

Net earnings	9.9	10.1	11.0
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	9.9%	10.1%	11.0%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

We believe the best way to continue to increase stockholder value is to provide our customers and consumers with superior products and services in the most efficient and profitable manner while recognizing consumers’ changing behaviors and shopping preferences.  We are guided by our long-term strategy through fiscal 2019, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to continue to build upon and leverage our history of outstanding creativity, innovation, entrepreneurship, high quality products and services, and engaging communications while investing for long-term sustainable growth.

Our diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty. We believe our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass distribution.  Skin care, our most profitable product category historically, remains a strategic priority for us, and we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de la Mer from La Mer.  We have also continued to develop and introduce new products, such as New Dimension and Re-Nutriv Ultimate Diamond Transformative Energy eye crème from Estée Lauder, Clinique Smart moisturizers, Clinique Smart treatment oil and Clinique Sculptwear lift and contour serum for face and neck, as well as The Renewal Oil and Genaissance de La Mer The Serum Essence from La Mer.  We supplemented our skin care offerings through the fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso. While growth in global prestige skin care remained relatively slow in fiscal 2016, growth in global prestige makeup continued to show the fastest acceleration.  This trend benefited our makeup sales, particularly in certain areas in Europe, the Middle East & Africa, such as the United Kingdom.  We also introduced new products, including new collections from our makeup artist brands and Smashbox, Double Wear Makeup to Go liquid compact and Pure Color Envy liquid lip potion from Estée Lauder, and Chubby Lash fattening mascara and Beyond Perfecting foundation + concealer from Clinique.  We believe that the makeup category represents one of our most compelling growth opportunities.  Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, new launches such as Mimosa & Cardamom from Jo Malone London and Tom Ford Noir Pour Femme, and incremental net sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle.  In addition, we are expanding our hair care brands in salons and other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and grow smaller brands that we believe have significant growth potential and may provide unique opportunities for profitable growth in the future.  During our fiscal 2016 third quarter, we further expanded our luxury fragrance portfolio with the acquisition of By Kilian, a prestige fragrance brand.

Our global footprint provides many avenues of growth.  We are leveraging our regional organizations and the talents and expertise of our people in an effort to continue to be locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth in large, image-building core markets such as the United States, the United Kingdom, France, Italy, Japan and Korea by strengthening our presence in these areas.  During the second quarter of fiscal 2016, we purchased a minority interest in Have & Be Co. Ltd., the Korean company behind the skin care brands Dr. Jart + and Do The Right Thing. This investment provides us with a strategic opportunity to participate in the expanding Korean beauty trend.  In addition, we are broadening our presence in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia, India, Mexico and South Africa.  While we continue to see slow department store traffic in some markets, which is particularly affecting Estée Lauder and Clinique, we are growing faster in other channels such as e- and m-commerce.

In North America, we are hosting targeted in-store events to support key innovations in multiple channels, and we are increasing our presence in specialty multi-brand retailers and freestanding retail stores.  Internationally, we are expanding our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  We approach distribution strategically by brand, as each is at a different stage of development. We seek to optimize distribution in both channels and geographies, matching each brand with appropriate opportunities.  We focus on those areas where we believe our brands will expand consumer coverage and gain high-quality distribution consistent with their positioning.  As part of this strategy, we continue to expand brands in our travel retail channel, which benefits from increasing international passenger traffic.  Travel retail continues to be an important channel for brand building and profit margin expansion, although it is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.  We have strategies focused on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  This includes partnering with our retailers to open individual boutiques within airports to compete more effectively in this channel.  We are broadening our online portfolio around the world by adding brands to existing markets and entering new markets, resulting in strong net sales growth in the online channel, and we continue to develop and test omnichannel concepts to better serve consumers as they shop across channels.  We have identified opportunities to expand our online portfolio around the world, which we expect will result in continued net sales growth in this channel.  Our success in delivering particularly strong online growth in emerging markets is a result of taking key learnings from our online strategy in established markets, such as the United States, the United Kingdom and Germany, and customizing them to meet local market needs.  To further drive our online sales, we are planning new e- and m-commerce site launches in new and existing markets, and we are extending our third-party platform model, which has been successful in China, into certain other international locations.

While our business is performing well overall, we are faced with strong competition globally and economic challenges in certain countries. In particular, we are cautious of the continued slow retail growth in Hong Kong, the decline in retail traffic primarily related to mid-tier department stores, as well as certain M•A•C freestanding stores, in the United States as a result of the impact of shifts in preferences of certain consumers as to where and how they shop for our products.  We are also cautious of the continued strength of the U.S. dollar in relation to most currencies.  Additionally, we are continuing to monitor the effects of the macroeconomic environment in Brazil, the United Kingdom’s anticipated exit from the European Union, the political instability in Turkey, the impact of declining oil prices on consumer purchases in the Middle East, and global security issues.

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

We navigate through short-term volatility while focusing on our long-term strategy and using our multiple engines of growth that we believe will promote sustainable growth.  We are increasing our presence in emerging markets, continuing efforts to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We are also strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe will enable us to introduce products that resonate with consumers.  Some initiatives will involve new sub-categories and others may expand key franchises.  We expect to leverage our top line growth through greater productivity, due in part to cost savings and efficiencies from our Strategic Modernization Initiative (“SMI”).

On May 3, 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 and expect to complete those initiatives through fiscal 2021.  We expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion behind future growth initiatives.  For additional information about Leading Beauty Forward, see “Item 8. Financial Statements and Supplementary Data –  Note 7 – Charges Associated with Restructuring Activities.”

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

In October 2015, we approved plans to transform and modernize our GTI to fundamentally change the way we deliver information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, we transitioned our GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where we pay for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help us achieve key strategic opportunities and improve our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  This transition is expected to result in operational efficiencies and reduce our information technology service and infrastructure costs in the future.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.  Net savings from this initiative may be partially reinvested in other strategic areas of our business.  For additional information about the GTI Restructuring initiative, see “Item 8. Financial Statements and Supplementary Data – Note 7 – Charges Associated with Restructuring Activities.”

We rolled out the last major wave of SMI in July 2014, and most of our locations are now SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.  In connection with the July 2014 implementation, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The negative impact on the net sales and operating results for the year ended June 30, 2015 by product category and geographic region was as follows:

	Year Ended June 30, 2015
(In millions)	Net Sales	Operating Results
Product Category:
Skin Care	$91	$72
Makeup	65	41
Fragrance	21	14
Hair Care	1	—
Other	—	—
Total	$178	$127

Region:
The Americas	$84	$53
Europe, the Middle East & Africa	68	53
Asia/Pacific	26	21
Total	$178	$127

The lower orders during the year ended June 30, 2015 created a favorable comparison between fiscal 2016 and fiscal 2015 of approximately $178 million in net sales and approximately $127 million in operating results and impacted our operating margin comparisons.  We believe that the presentation of certain year-to-date comparative information in the following discussions that excludes the impact of the timing of these orders is useful in analyzing the net sales performance and operating results of our business.

See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

NET SALES

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$11,262.3	$10,780.4
$ Change from prior year	481.9	(188.4)
% Change from prior year	4%	(2)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	7%	6%

_________________

(a)  See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in fiscal 2016 grew in each product category, with the exception of skin care, and in each geographic region, with the exception of Asia/Pacific.  The overall decline in the skin care category was primarily due to the unfavorable impact of foreign currency translation and the relatively slow growth in global prestige skin care that particularly impacted net sales in North America, Asia/Pacific and travel retail.  However, this category benefited from increased sales of certain products, particularly from La Mer and Origins.  Net sales increases in product offerings by M•A•C, Smashbox, Tom Ford, Clinique, Bobbi Brown and Estée Lauder globally drove the growth in the makeup category.  Our fragrance category benefited from net sales increases from our luxury brands.  Incremental sales from our acquisitions during the past two years also helped drive our skin care and fragrance sales.  The net sales increase in our hair care category was driven by product offerings from Aveda and Bumble and bumble, as well as expanded consumer coverage.  Each of our product categories benefited from brand expansion, comparable door sales growth from certain brands, new product offerings and growth from emerging markets.

Net sales in fiscal 2015 decreased from fiscal 2014, entirely driven by the negative impact of foreign currency translation of approximately $519 million and the difficult comparison due to the accelerated orders, as discussed above, of approximately $357 million.  Inclusive of these items, higher net sales in our makeup and hair care product categories were more than offset by declines in our skin care and fragrance product categories, while geographically, we experienced lower net sales in each region.  Our makeup artist and luxury brands continued to grow net sales through successful product launches and the broadening of their presence globally.  However, net sales from Estée Lauder and Clinique were challenged in all of our product categories and reflected a difficult comparison to fiscal 2014, which featured significant launch activity related to the reformulation of certain iconic skin care products and several significant fragrance launches.  In addition, we experienced strong growth in certain channels such as specialty-multi, online and freestanding stores, as well as expansion in emerging markets.  Excluding the impact of foreign currency translation and the impact of the accelerated orders, net sales would have increased in each of our major product categories and within each geographic region.

Returns associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net Sales by Product Categories and Geographic Regions exclude the fiscal 2016 impact of returns associated with restructuring activities of $1.4 million.

Product Categories

Skin Care

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$4,446.2	$4,478.7
$ Change from prior year	(32.5)	(291.1)
% Change from prior year	(1)%	(6)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	1%	2%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Skin care net sales decreased in fiscal 2016, reflecting approximately $163 million of unfavorable foreign currency translation, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $91 million.  The reported net sales decrease reflected lower net sales from Estée Lauder and Clinique of approximately $138 million, combined. The decrease in net sales of Estée Lauder and Clinique products was due, in part, to lower sales in certain countries within Asia/Pacific, particularly Hong Kong reflecting continued retail softness.  The lower net sales from Clinique also reflected decreased sales in travel retail. These decreases were partially offset by higher net sales of La Mer and Origins products, as well as incremental sales from our fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso, of approximately $108 million, combined.   Net sales of La Mer products grew in all regions, driven by the continued momentum of the fiscal 2016 launches of The Renewal Oil, The Lifting Eye Serum and Genaissance de La Mer The Serum Essence and an increase in distribution in specialty-multi brand retailers and department stores.  Net sales growth of Origins products benefited from higher sales of facial mask products.

Skin care net sales decreased in fiscal 2015, reflecting the negative impact of foreign currency translation of approximately $215 million. The decrease, as reported, reflected lower net sales of Estée Lauder and Clinique products of approximately $303 million, combined, primarily due to the accelerated orders and significant launch activity in fiscal 2014 related to the reformulation of certain iconic products.  These decreases were partially offset by higher sales of La Mer products, primarily due to fiscal 2015 launches and expanded distribution in the travel retail channel, and incremental sales from our fiscal 2015 acquisitions of approximately $23 million, combined.

Makeup

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$4,702.6	$4,304.6
$ Change from prior year	398.0	94.4
% Change from prior year	9%	2%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	13%	10%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Makeup net sales increased in fiscal 2016 despite approximately $233 million of unfavorable foreign currency translation. The increase was also impacted by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $65 million.  The reported net sales increase primarily reflected higher net sales from our makeup artist brands, Clinique, Smashbox, Tom Ford and Estée Lauder of approximately $397 million, combined. Sales from our makeup artist brands benefited from new product offerings, as well as the continued broadening of the brands’ presence in a number of channels, including our freestanding retail stores and travel retail.  The higher net sales from Clinique reflected incremental sales from new launches such as Clinique Beyond Perfecting makeup products.   Sales from Smashbox were primarily driven by specialty multi-brand retailers, reflecting the overall strength of the makeup category in that channel.  The increase in Tom Ford net sales was driven by higher sales of lip color products.  Net sales of Estée Lauder products improved partially due to higher sales from the Double Wear line of products and the Pure Color Envy franchise.

Makeup net sales increased in fiscal 2015 and included the negative impact of foreign currency translation of approximately $205 million.  The net sales increase, as reported, primarily reflected higher net sales from our makeup artist brands, Tom Ford and Smashbox of approximately $293 million, combined.  Sales from our makeup artist brands benefited from new product offerings, as well as expanded distribution in a number of channels, including our freestanding retail stores.  The higher net sales from Tom Ford and Smashbox were primarily due to expanded distribution of Tom Ford in the travel retail channel and Smashbox in specialty multi-brand retailers.  Partially offsetting these increases were lower sales of Clinique and Estée Lauder products of approximately $161 million, combined.

Fragrance

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$1,486.7	$1,416.4
$ Change from prior year	70.3	(8.6)
% Change from prior year	5%	(1)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	9%	8%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Fragrance net sales increased in fiscal 2016 despite approximately $75 million of unfavorable foreign currency translation.  This increase was also impacted by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $21 million.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Tom Ford, as well as incremental sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle and the fiscal 2016 acquisition of By Kilian of approximately $134 million, combined.  The higher net sales from Jo Malone London were, in part, due to brand expansion in department stores, freestanding stores and travel retail, the recent launch of Mimosa & Cardamom, and increased sales of existing products.  The increase in Tom Ford net sales reflected incremental sales from new product launches, including Tom Ford Noir Pour Femme and increased distribution, particularly in travel retail. Partially offsetting these increases were lower sales of certain fragrances from our heritage brands and certain designer fragrances of approximately $62 million, combined.

Fragrance net sales decreased in fiscal 2015, driven entirely by the negative impact of foreign currency translation of approximately $75 million.  The decrease, as reported, primarily reflected lower sales of certain Estée Lauder, Clinique, Coach and Tommy Hilfiger fragrances of approximately $98 million, combined.  These decreases were mostly offset by the strong performance of luxury fragrances from Jo Malone London and Tom Ford that resulted in higher net sales of approximately $91 million, combined.

Hair Care

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$554.2	$530.6
$ Change from prior year	23.6	15.0
% Change from prior year	4%	3%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	7%	7%

____________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Hair care net sales increased in fiscal 2016 despite the negative impact of foreign currency translation of approximately $14 million.  The increase in net sales reflected new product launches from Aveda, such as Invati Men and Shampure dry shampoo and, to a lesser extent, an increase in distribution of Aveda products in salons and travel retail and Bumble and bumble products in specialty multi-brand retailers.

Hair care net sales increased in fiscal 2015 and included the negative impact of foreign currency translation of approximately $22 million.  The increase in net sales reflected expanded global distribution of Aveda products in department stores, freestanding retail stores, salons and in the travel retail channel, and Bumble and bumble products in specialty multi-brand retailers.  The category also benefited from increased sales of Smooth Infusion Naturally Straight from Aveda, as well as the expansion of the Hairdresser’s invisible oil line of products from Bumble and bumble which contributed approximately $12 million to the increase, combined.  Partially offsetting these increases were lower sales of the Invati line of products and Dry Remedy moisturizing shampoo from Aveda of approximately $6 million, combined.

Geographic Regions

The Americas

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$4,710.3	$4,513.8
$ Change from prior year	196.5	(58.5)
% Change from prior year	4%	(1)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	5%	6%

_____________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in the Americas increased in fiscal 2016 despite the negative impact of approximately $101 million of unfavorable foreign currency translation.  Net sales in the United States and Canada increased approximately $191 million, combined, and reflected the favorable comparison due to the fiscal 2015 accelerated orders of approximately $84 million.  The increase also reflected higher makeup net sales, driven by Clinique, Smashbox, Estée Lauder and M•A•C, as well as higher skin care and hair care net sales from La Mer and Aveda, respectively. Also contributing were higher fragrance net sales from Tom Ford and Jo Malone London, which were more than offset by lower net sales of Estée Lauder fragrances.  Net sales were impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that principally affected Estée Lauder and Clinique, as well as certain M•A•C freestanding stores, as a result of a decrease in tourism, particularly from Brazilian travelers.  Net sales in Latin America increased approximately $6 million, primarily reflecting higher net sales in Mexico and Argentina, partially offset by lower sales in Brazil as a result of unfavorable foreign currency translation of approximately $33 million.  Excluding the impact of foreign currency translation, the emerging markets of Brazil and Mexico had net sales increases of approximately $56 million, primarily driven by M•A•C.

Net sales in the Americas decreased in fiscal 2015.  Net sales in the United States and Canada decreased by approximately $53 million, combined, primarily due to lower net sales from certain of our heritage brands, driven by the impact of the accelerated orders and a difficult comparison with fiscal 2014, which featured significant launch activity related to the reformulation of certain iconic products.  These decreases were partially offset by higher net sales from our makeup artist, luxury and hair care brands.  Net sales in Latin America decreased approximately $5 million, primarily reflecting lower net sales in Venezuela, partially offset by higher net sales in Brazil.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$4,380.7	$4,086.4
$ Change from prior year	294.3	(77.3)
% Change from prior year	7%	(2)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	12%	8%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in Europe, the Middle East & Africa increased in fiscal 2016.  This increase includes approximately $265 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region. The increase was also impacted by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $68 million.  Higher sales in our travel retail business, the United Kingdom and the Middle East totaled approximately $225 million, combined.  The sales growth in our travel retail business was partially driven by the favorable comparison due to the fiscal 2015 accelerated orders.  Travel retail growth also reflected higher net sales from Jo Malone London, Tom Ford, M•A•C and Smashbox, driven in part by increased distribution and new product offerings.  Higher sales in the United Kingdom and the Middle East were primarily due to increased net sales from Estée Lauder, our makeup artist brands and Smashbox, reflecting the strength of our makeup category, as well as higher sales from certain of our luxury brands.  These increases were partially offset by lower net sales in Russia and South Africa of approximately $17 million, combined, driven by the negative impact of foreign currency translation.  Excluding this impact, net sales in Russia and South Africa increased $57 million, combined. The sales growth in Russia was primarily due to higher net sales from certain of our heritage and luxury brands. The higher net sales in South Africa were primarily driven by our makeup artist brands and certain of our luxury brands, reflecting successful in-store promotional events.

Net sales in Europe, the Middle East & Africa decreased in fiscal 2015, driven by approximately $285 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to most currencies in the region.  Lower sales in our travel retail business, Germany, Iberia and Italy totaled approximately $185 million, combined. The lower sales in our travel retail business were driven by the impact of the accelerated orders.  Excluding this impact, travel retail net sales increased due to a strategic expansion of certain of our luxury brands and our makeup artist brands, partially offset by the negative impact of the social instability in Hong Kong, as well as changes in the purchasing power of key groups of travelers.  The decrease in sales in Germany, Iberia and Italy was due to the weakening of the Euro against the U.S. dollar.  Excluding this impact, net sales in Germany, Iberia and Italy increased, primarily driven by certain of our luxury, makeup artist and hair care brands as a result of expanded distribution and new product introductions.  Partially offsetting these reported decreases were higher sales in the United Kingdom and the Middle East of approximately $122 million, combined.  The increase in sales in the United Kingdom was primarily driven by our makeup artist and luxury brands.  Higher sales in the Middle East were primarily driven by certain of our luxury brands and makeup artist brands as a result of new product introductions and expanded distribution.

Asia/Pacific

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Net Sales	$2,172.7	$2,180.2
$ Change from prior year	(7.5)	(52.5)
% Change from prior year	Decreased less than 1%	(2)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the impact of accelerated orders	4%	4%

_____________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in Asia/Pacific decreased in fiscal 2016, reflecting approximately $122 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $26 million.  Lower sales in Hong Kong, Thailand, Malaysia and Korea totaled approximately $56 million, combined.  The lower net sales in Hong Kong were primarily driven by a decrease in traveling Chinese consumers and changes in their spending patterns, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Thailand, Malaysia, and Korea was driven by the negative impact of foreign currency translation.  Excluding this negative impact, the higher sales in Korea were primarily driven by our makeup artist brands, reflecting successful in-store promotional events from M•A•C and the launch of the Skin Foundation Cushion Compact from Bobbi Brown, as well as new product introductions from certain of our luxury brands, such as Genaissance de La Mer The Serum Essence from La Mer.  These decreases were partially offset by higher net sales in Japan and, to a lesser extent, the Philippines of approximately $48 million, combined.  The net sales in Japan reflected higher tourism and increased net sales from virtually all of our brands, which was primarily driven by the makeup product category.  In the Philippines, the higher net sales reflected the introduction of Jo Malone London and Origins.

Net sales in Asia/Pacific decreased in fiscal 2015, driven by approximately $79 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to certain currencies in the region. Lower sales in Japan and Hong Kong totaled approximately $94 million, combined.  The decrease in net sales in Japan primarily reflected the impact of the accelerated orders and foreign currency translation, partially offset by higher sales of certain of our luxury and makeup artist brands.  The lower sales in Hong Kong were primarily due to the negative impact to our business as a result of the social instability there.  These decreases were partially offset by higher net sales in China, Australia and Korea of approximately $46 million, combined.  The higher net sales in China were primarily driven by certain of our heritage and luxury brands, and our makeup artist brands as a result of expanded distribution in department stores, freestanding stores and online.  For Australia and Korea, the higher net sales were from certain of our makeup artist and luxury brands.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS PROFIT

Gross profit in fiscal 2016 increased to 80.6% as compared with 80.5% in fiscal 2015 and 80.3% in fiscal 2014.

Fiscal 2016 vs. Fiscal 2015 Favorable (Unfavorable) Basis Points		Fiscal 2015 vs. Fiscal 2014 Favorable (Unfavorable) Basis Points
Manufacturing variances	40	Foreign exchange transactions	20
Obsolescence charges	10	Other	10
Mix of business	(20)	Obsolescence charges	(10)
Foreign exchange transactions	(10)	Total	20
Other	(10)
Total	10

OPERATING EXPENSES

Operating expenses as a percentage of net sales in fiscal 2016 increased to 66.3% as compared with 65.6% in fiscal 2015 and 63.6% in fiscal 2014.

Fiscal 2016 vs. Fiscal 2015 Favorable (Unfavorable) Basis Points		Fiscal 2015 vs. Fiscal 2014 Favorable (Unfavorable) Basis Points
Store operating costs	(40)	General and administrative expenses	(100)
Stock-based compensation costs	(10)	Store operating and selling costs	(110)
Advertising, merchandising and sampling	60	Stock-based compensation costs	(10)
Selling and shipping	30	Advertising, merchandising and sampling	(10)
Foreign exchange transactions	10	Foreign exchange transactions	10
Subtotal	50	Other expenses	(10)
Charges associated with restructuring activities	(120)	Subtotal	(230)
Total	(70)	Venezuela remeasurement charge	30
		Total	(200)

Fiscal 2016 as compared with Fiscal 2015

The lower advertising, merchandising and sampling costs in fiscal 2016, as a percentage of net sales, as compared to fiscal 2015, were in part due to the brand and channel mix of our spend as certain media formats carry different cost structures.  Certain of our brands have lower costs associated with advertising as they focus on digital and social media strategies and rely less on print and television advertising, which carry a higher media cost.

Adjusting for the impact of the fiscal 2015 accelerated orders, operating expense margin in fiscal 2016 would have increased an additional 90 basis points, to 160 basis points unfavorable as compared to fiscal 2015.  This additional increase, as a percentage of net sales, was reflected in general and administrative, selling and shipping, and advertising, merchandising and sampling costs.

Fiscal 2015 as compared with Fiscal 2014

The increase in general and administrative expenses in fiscal 2015 as compared to fiscal 2014 was a result of higher support spending behind capability-building initiatives, such as information technology, as well as for acquisition-related expenses.  The higher store operating and selling costs in fiscal 2015 as compared to fiscal 2014 were primarily driven by the expansion of M•A•C and Jo Malone London freestanding retail stores.

In fiscal 2015, adjusting for the impact of the accelerated orders into the fiscal 2014 fourth quarter, operating expenses as a percentage of net sales would have increased approximately 10 basis points, primarily reflecting an increase in general and administrative expenses and higher store operating costs, partially offset by lower spending on advertising, merchandising and sampling and lower charges related to the remeasurement of net monetary assets in Venezuela.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$1,610.3	$1,606.3
$ Change from prior year	4.0	(221.3)
% Change from prior year	Less than 1%	(12)%

Operating Margin	14.3%	14.9%

Non-GAAP Financial Measure (a):
% Change in operating income from prior year adjusting for the impact of accelerated orders and charges associated with restructuring activities	1%	2%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The overall operating results and operating margin in fiscal 2016 were impacted by a favorable comparison of approximately $127 million related to the fiscal 2015 accelerated orders, more than offset by unfavorable foreign currency translation of approximately $134 million, which negatively impacted each product category and geographic region.  In addition, the operating results for fiscal 2016 include the impact of charges associated with restructuring activities of $134.7 million.  Adjusting for the impact of the accelerated orders and charges associated with restructuring activities, operating income would have increased 1% and operating margin would have decreased 30 basis points.

In fiscal 2015, operating margin decreased reflecting an increase in our operating expense margin, partially offset by our higher gross margin.  Our skin care, makeup and fragrance results declined, primarily reflecting the accelerated orders, as well as certain challenges and difficult comparisons affecting our net sales growth in certain markets and channels by our heritage brands as previously discussed.  These decreases were partially offset by improved results from our makeup artist, certain luxury, and our hair care brands.  While certain operating expenses have increased as a percentage of net sales during fiscal 2015, we were able to implement cost containment measures to mitigate the impact.

Charges associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures and to transform and modernize the Company’s GTI.  Accordingly, the following discussions of Operating Income by Product Categories and Geographic Regions exclude the fiscal 2016 impact of charges associated with restructuring activities of $134.7 million, or 1% of net sales.

Product Categories

The overall change in operating results in each product category was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows:

(In millions)	Operating Results
Product Category:
Skin Care	$72
Makeup	41
Fragrance	14
Hair Care	—
Total	$127

Skin Care

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$842.1	$832.2
$ Change from prior year	9.9	(143.6)
% Change from prior year	1%	(15)%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	(7)%	—

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Skin care operating income increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding this impact, skin care operating income decreased, reflecting lower results from Estée Lauder and Clinique.  Skin care operating income decreased in fiscal 2015, reflecting the impact of the accelerated orders and a difficult comparison to the significant launch activity in fiscal 2014 by certain of our heritage brands.

Makeup

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$758.3	$659.3
$ Change from prior year	99.0	(56.6)
% Change from prior year	15%	(8)%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	8%	4%

_____________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Makeup operating income increased in fiscal 2016, reflecting higher results from M•A•C, Smashbox, Estée Lauder and Clinique.  Makeup operating income decreased in fiscal 2015, primarily due to lower results from our heritage brands, reflecting the impact of the accelerated orders, partially offset by improved results from our makeup artist brands.

Fragrance

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$87.4	$82.8
$ Change from prior year	4.6	(21.3)
% Change from prior year	6%	(20)%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	(9)%	7%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Fragrance operating income increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding this impact, fragrance operating income decreased, reflecting lower results from Estée Lauder and higher investment spending behind our recently acquired brands, partially offset by higher results from certain of our luxury fragrance brands.  Fragrance operating income decreased in fiscal 2015, reflecting the lower launch activity from certain designer fragrances and heritage brands, partially offset by higher results from certain of our luxury fragrance brands.

Hair Care

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$51.8	$37.9
$ Change from prior year	13.9	4.2
% Change from prior year	37%	12%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	36%	13%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Hair care operating results increased in fiscal 2016, reflecting higher results from our two hair care brands due in part to increased sales.  Hair care operating results increased in fiscal 2015, primarily reflecting higher net sales driven by expanded global distribution and new product launches, as well as lower investment spending as compared with the higher level of spending in fiscal 2014 to support the Invati line of products.

Geographic Regions

The overall change in operating results in each geographic region was negatively impacted by the accelerated orders into the fiscal 2014 fourth quarter from certain of our retailers due to our implementation of SMI as follows:

(In millions)	Operating Results
Region:
The Americas	$106
Europe, the Middle East & Africa	106
Asia/Pacific	42
Total	$254

The Americas

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$346.1	$302.3
$ Change from prior year	43.8	235.0
% Change from prior year	14%	(44)%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	(3)%	(27)%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Operating income in the Americas increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding the impact of the accelerated orders, operating income decreased, primarily reflecting an increase in advertising, merchandising and sampling expenses related to M•A•C in-store promotional events and certain of our luxury brands, as well as higher store operating and selling costs as a result of increased distribution.  Operating income was impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that primarily affected Estée Lauder and Clinique, as well as certain M•A•C freestanding stores, as a result of a decrease in tourism, particularly from Brazilian travelers.

Operating income in the Americas decreased in fiscal 2015, primarily reflecting the decrease in net sales from our heritage brands in the United States and Canada associated with the accelerated orders and the significant launch activity in fiscal 2014 related to the reformulation of certain iconic products, as well as higher general and administrative expenses, which include acquisition-related expenses.  This decrease was partially offset by lower advertising, merchandising and sampling spending by our heritage brands due to the lower launch activity and a reallocation of spending among media formats.  The region also benefited from higher results in Latin America, primarily driven by lower charges related to the remeasurement of net monetary assets in Venezuela.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$1,027.1	$943.3
$ Change from prior year	83.8	5.0
% Change from prior year	9%	Less than 1%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	3%	13%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

In Europe, the Middle East & Africa, operating income increased in fiscal 2016, primarily reflecting higher results from our travel retail business, which benefited mostly from the accelerated orders, Germany and the Middle East of approximately $92 million, combined.  The higher results in Germany were due to increased sales from certain of our heritage brands and our makeup artist brands, primarily due to new product introductions, as well as more effective promotional programs.  These higher results were partially offset by lower results in the United Kingdom, France and Russia of approximately $33 million.  The lower results in the United Kingdom were driven by the negative impact of foreign currency.  The lower results in France were partially due to higher investment spending behind certain of our heritage and luxury brands.

Operating income in Europe, the Middle East & Africa increased in fiscal 2015.  Higher operating results in the United Kingdom, the Middle East, France, India, Russia and Switzerland of approximately $83 million, combined, were partially offset by lower operating results in our travel retail business, due to the accelerated orders, and, to a lesser extent, Germany of approximately $79 million, combined.  The higher results in France, India, Russia and Switzerland were primarily due to an increase in constant currency net sales.

Asia/Pacific

	Year Ended June 30
($ in millions)	2016	2015

As Reported:
Operating Income	$371.8	$360.7
$ Change from prior year	11.1	11.6
% Change from prior year	3%	3%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the impact of accelerated orders	(3)%	16%

______________________

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 42 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

In fiscal 2016, operating income increased in Asia/Pacific, reflecting the favorable comparison due to the fiscal 2015 accelerated orders.  Excluding this impact, operating income decreased.  Lower results in Hong Kong and China totaled approximately $36 million, combined.  The decline in operating results in China was also attributable to higher selling and shipping costs.  These lower results were partially offset by higher results in Japan, driven by the impact of the accelerated orders, and, to a lesser extent, Australia, Korea and Taiwan of approximately $44 million, combined.  The improved results in Australia were due to higher sales from virtually all of our brands, as well as an improvement in selling and shipping costs. The higher results in Korea were primarily due to lower advertising, merchandising and sampling expenses.  The improved results from Taiwan were primarily due to an increase in net sales.

In fiscal 2015, operating income in Asia/Pacific increased, primarily reflecting higher results in China, Korea and Australia of approximately $49 million, combined.  These higher results were partially offset by lower results in Japan, due to the accelerated orders, and Singapore of approximately $40 million, combined.

INTEREST AND INVESTMENT INCOME

	Year Ended June 30
($ in millions)	2016	2015	2014

Interest expense	$70.7	$60.0	$59.4
Interest income and investment income, net	$15.6	$14.3	$8.6

Interest expense increased in fiscal 2016, primarily due to the issuance of additional long-term debt in June 2015 and May 2016.

Interest expense increased in fiscal 2015, primarily due to higher short- and long- term debt levels.

Interest income and investment income, net increased in fiscal 2016 and 2015, primarily due to higher interest income as a result of an increase in short- and long-term investment balances and rates in connection with our cash investment strategy.  The increase in fiscal 2015 also reflected realized gains on investments.  See “Financial Condition” below for further discussion of our modified cash investment strategy.

PROVISION FOR INCOME TAXES

	Year Ended June 30
	2016	2015	2014

Effective rate for income taxes	27.9%	29.9%	32.0%
Basis-point change from prior year	(200)	(210)

The decrease in the effective tax rate in fiscal 2016 was principally attributable to a lower effective tax rate related to our foreign operations, as well as a decrease in income tax reserve adjustments recorded in the current year.

The decrease in the effective tax rate in fiscal 2015 was principally attributable to a lower effective tax rate related to our foreign operations, which included Venezuela remeasurement charges in fiscal 2015 and 2014 of $5.3 million and $38.3 million, respectively, for which no tax benefit was provided. This reduction was partially offset by an increase in income tax reserve adjustments recorded in fiscal 2015.

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

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2016	2015	2014

As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,114.6	$1,088.9	$1,204.1
$ Change from prior year	25.7	(115.2)
% Change from prior year	2%	(10)%
Diluted net earnings per common share	$2.96	$2.82	$3.06
% Change from prior year	5%	(8)%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from prior year adjusting for the impact of accelerated orders, charges associated with restructuring activities and Venezuela remeasurement charges	5%	3%

______________________

(a) See “Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding these items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of accelerated orders associated with the July 2014 SMI rollout (i.e. the fiscal 2015 accelerated orders), charges associated with restructuring activities, the fiscal 2015 Venezuela remeasurement charge and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Fiscal 2016 as compared with Fiscal 2015

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Net Sales, as reported	$11,262.3	$10,780.4	$481.9	4%	9%
Accelerated orders associated with SMI rollout	—	178.3	(178.3)
Returns associated with restructuring activities	1.4	—	1.4
Net Sales, as adjusted	$11,263.7	$10,958.7	$305.0	3%	7%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Operating Income, as reported	$1,610.3	$1,606.3	$4.0	0%	9%
Accelerated orders associated with SMI rollout	—	127.2	(127.2)
Venezuela remeasurement charge	—	5.3	(5.3)
Charges associated with restructuring activities	134.7	—	134.7
Operating Income, as adjusted	$1,745.0	$1,738.8	$6.2	0%	8%

					% Change
	Year Ended June 30			%	in Constant
(Not adjusted for differences caused by rounding)	2016	2015	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.96	$2.82	$.14	5%	14%
Accelerated orders associated with SMI rollout	—	.21	(.21)
Venezuela remeasurement charge	—	.01	(.01)
Charges associated with restructuring activities	.24	—	.24
Diluted net earnings per common share, as adjusted	$3.20	$3.05	$.15	5%	13%

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation and the impact of the accelerated orders:

	As Reported
(In millions)	Year ended June 30, 2016	Year ended June 30, 2015	Variance	Add: Impact of foreign currency translation	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$4,446.2	$4,478.7	$(32.5)	$162.8	$(91.4)	$38.9	(1)%	1%
Makeup	4,702.6	4,304.6	398.0	233.3	(65.4)	565.9	9	13
Fragrance	1,486.7	1,416.4	70.3	74.6	(21.0)	123.9	5	9
Hair Care	554.2	530.6	23.6	13.6	(0.5)	36.7	4	7
Other	74.0	50.1	23.9	3.2	—	27.1	48	54
Total	$11,263.7	$10,780.4	$483.3	$487.5	$(178.3)	$792.5	4%	7%

Region:
The Americas	$4,710.3	$4,513.8	$196.5	$100.5	$(84.3)	$212.7	4%	5%
Europe, the Middle East & Africa	4,380.7	4,086.4	294.3	264.6	(67.9)	491.0	7	12
Asia/Pacific	2,172.7	2,180.2	(7.5)	122.4	(26.1)	88.8	0	4
Total	$11,263.7	$10,780.4	$483.3	$487.5	$(178.3)	$792.5	4%	7%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of the accelerated orders:

	As Reported
(In millions)	Year ended June 30, 2016	Year ended June 30, 2015	Variance	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$842.1	$832.2	$9.9	$(71.7)	$(61.8)	1%	(7)%
Makeup	758.3	659.3	99.0	(41.7)	57.3	15	8
Fragrance	87.4	82.8	4.6	(13.7)	(9.1)	6	(9)
Hair Care	51.8	37.9	13.9	(0.1)	13.8	37	36
Other	5.4	(5.9)	11.3	—	11.3	100 +	100 +
	1,745.0	1,606.3	138.7	(127.2)	11.5	9%	1%
Charges associated with restructuring activities	(134.7)	—	(134.7)	—	(134.7)
Total	$1,610.3	$1,606.3	$4.0	$(127.2)	$(123.2)	0%	(7)%

Region:
The Americas	$346.1	$302.3	$43.8	$(52.8)	$(9.0)	14%	(3)%
Europe, the Middle East & Africa	1,027.1	943.3	83.8	(53.2)	30.6	9	3
Asia/Pacific	371.8	360.7	11.1	(21.2)	(10.1)	3	(3)
	1,745.0	1,606.3	138.7	(127.2)	11.5	9%	1%
Charges associated with restructuring activities	(134.7)	—	(134.7)	—	(134.7)
Total	$1,610.3	$1,606.3	$4.0	$(127.2)	$(123.2)	0%	(7)%

Fiscal 2015 as compared with Fiscal 2014

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Net Sales, as reported	$10,780.4	$10,968.8	$(188.4)	(2)%	3%
Accelerated orders associated with SMI rollout	178.3	(178.3)	356.6
Adjustments associated with restructuring activities	—	(0.1)	0.1
Net Sales, as adjusted	$10,958.7	$10,790.4	$168.3	2%	6%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2015	2014	Variance	Change	Currency

Operating Income, as reported	$1,606.3	$1,827.6	$(221.3)	(12)%	(5)%
Accelerated orders associated with SMI rollout	127.2	(127.2)	254.4
Venezuela remeasurement charge	5.3	38.3	(33.0)
Total adjustments associated with restructuring activities	—	(2.9)	2.9
Operating Income, as adjusted	$1,738.8	$1,735.8	$3.0	0%	8%

					% Change
	Year Ended June 30			%	in Constant
(Not adjusted for differences caused by rounding)	2015	2014	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.82	$3.06	$(.24)	(8)%	0%
Accelerated orders associated with SMI rollout	.21	(.21)	.42
Venezuela remeasurement charge	.01	.10	(.08)
Total adjustments associated with restructuring activities	—	(.00)	—
Diluted net earnings per common share, as adjusted	$3.05	$2.95	$.10	3%	12%

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

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of the accelerated orders:

	As Reported
(In millions)	Year ended June 30, 2015	Year ended June 30, 2014	Variance	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$832.2	$975.8	$(143.6)	$143.4	$(0.2)	(15)%	0%
Makeup	659.3	715.9	(56.6)	83.3	26.7	(8)	4
Fragrance	82.8	104.1	(21.3)	27.5	6.2	(20)	7
Hair Care	37.9	33.7	4.2	0.2	4.4	12	13
Other	(5.9)	(4.8)	(1.1)	—	(1.1)	23	23
Total	$1,606.3	$1,824.7	$(218.4)	$254.4	$36.0	(12)%	2%

Region:
The Americas	$302.3	$537.3	$(235.0)	$105.6	$(129.4)	(44)%	(27)%
Europe, the Middle East & Africa	943.3	938.3	5.0	106.4	111.4	1	13
Asia/Pacific	360.7	349.1	11.6	42.4	54.0	3	16
Total	$1,606.3	$1,824.7	$(218.4)	$254.4	$36.0	(12)%	2%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2016, we had cash and cash equivalents of $914.1 million compared with $1,021.4 million at June 30, 2015.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

The decrease in cash and cash equivalents from the prior year primarily reflects cash used to purchase short- and long-term investments pursuant to our cash investment strategy.  Our investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in our investment policy.  These investments are classified as available-for-sale and totaled $1,504.5 million and $917.8 million at June 30, 2016 and 2015, respectively.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, restructuring activities, commitments and other contractual obligations on both a near-term and long-term basis. Our cash and cash equivalents and short- and long-term investment balances at June 30, 2016 include approximately $2,002 million of cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 18, 2016, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt and Access to Liquidity

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 39% at June 30, 2016 from 31% at June 30, 2015, primarily due to the issuance of the $450.0 million of 1.70% Senior Notes due May 2021 (“2021 Senior Notes”) and an additional $150.0 million of our 4.375% Senior Notes due June 2045 (“2045 Senior Notes”).

For further information regarding our current and long-term debt and available financing, see “Item 8. Financial Statements and Supplementary Data – Note 10 – Debt.”

Cash Flows

	Year Ended June 30
($ in millions)	2016	2015	2014

Net cash provided by operating activities	$1,788.7	$1,943.3	$1,535.2
Net cash used for investing activities	$1,269.3	$1,616.2	$511.6
Net cash used for financing activities	$604.9	$894.8	$856.9

The fiscal 2016 decrease in net cash provided by operating activities as compared with fiscal 2015 was primarily driven by the accelerated orders in connection with our July 2014 SMI implementation, which contributed to an unfavorable comparison in certain working capital components and the increase in net earnings.  The decrease in net cash provided by operating activities also reflected an unfavorable change in accounts receivable, reflecting the timing of shipments and collections, and higher long-term payments related to new freestanding retail store locations, including cash payments made to former tenants to acquire the rights under commercial property leases.  Also contributing to the decrease was an unfavorable change in accounts payable, primarily due to the timing of expenses.  These decreases were partially offset by an increase in other accrued liabilities, due, in part, to higher accrued restructuring costs and employee incentive compensation.

The fiscal 2015 increase in net cash provided by operating activities as compared with fiscal 2014 primarily reflected a favorable change in accounts receivable, reflecting the timing of shipments and improved collections, a favorable change in inventory, reflecting our initiative to better align supply levels with forecasted demand and other supply chain improvements, and a favorable change in accounts payable, primarily due to the timing of payments.  The accelerated orders in connection with our July 2014 SMI implementation also contributed to the favorable changes in these working capital components and the decrease in net earnings as compared to fiscal 2014.

The fiscal 2016 decrease in net cash used for investing activities as compared with fiscal 2015 primarily reflected lower net purchases of investments in connection with our cash investment strategy.  The decrease in cash used for investing activities also reflected lower payments related to acquisitions.  Cash paid in connection with the fiscal 2015 acquisitions was partially offset by cash paid in connection with the fiscal 2016 acquisition of By Kilian and an additional purchase price true-up payment related to a fiscal 2015 acquisition.  Partially offsetting the decrease was cash paid in the second quarter of fiscal 2016 for the long-term investment in Have & Be Co. Ltd., the company behind the skin care brands Dr. Jart + and Do The Right Thing, as well as higher capital expenditure activity, primarily related to leasehold improvements.

The fiscal 2015 increase in net cash used for investing activities as compared with fiscal 2014 primarily reflected purchases of investments in connection with the implementation of our cash investment strategy, as previously discussed.  Also contributing to the increase was cash paid in connection with the acquisitions of RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and GLAMGLOW.  Partially offsetting cash used for investing activities were proceeds from the disposition of investments and, to a lesser extent, lower capital expenditure activity.

The fiscal 2016 decrease in net cash used for financing activities as compared with fiscal 2015 primarily reflected the proceeds from the issuance of the 2021 Senior Notes and additional 2045 Senior Notes, as well as lower treasury stock purchases, partially offset by higher dividend payments.

The fiscal 2015 increase in net cash used for financing activities as compared with fiscal 2014 primarily reflected an increase in treasury stock purchases and higher dividend payments, partially offset by the proceeds from the issuance of the 2045 Senior Notes.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2016 and through August 18, 2016, see “Item 8. Financial Statements and Supplementary Data – Note 15 – Common Stock.”

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

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assists us in maintaining our overall funded ratio.  During fiscal 2016, we made a cash contribution to the U.S. Qualified Plan of $30.0 million.  For fiscal 2016 and 2015, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.  As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2017.

The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

(In millions)	Expected 2017	2016	2015

Non-qualified domestic noncontributory pension plan benefit payments	$17.1	$8.6	$4.9
International defined benefit pension plan contributions	$22.4	$21.8	$22.8
Post-retirement plan benefit payments	$6.6	$6.2	$6.3

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

Contractual Obligations

For a discussion of our contractual obligations, see “Item 8. Financial Statements and Supplementary Data – Note 14 – Commitments and Contingencies (Contractual Obligations).”

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments.”

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments (Cash-Flow Hedges).”

Credit Risk

For a discussion of credit risk, see “Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments (Credit Risk).”

Market Risk

We use a value-at-risk model to assess the market risk of our derivative financial instruments.  Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level.  We estimate value-at-risk across all of our derivative financial instruments using a model with historical volatilities and correlations calculated over the past 250-day period.  The high, low and average measured value-at-risk during fiscal 2016 and 2015 related to our derivative financial instruments is as follows:

	June 30, 2016			June 30, 2015
(In millions)	High	Low	Average	High	Low	Average

Foreign exchange contracts	$160.7	$15.4	$54.2	$28.6	$7.4	$17.8
Interest rate contracts	16.1	9.2	12.7	16.1	16.1	16.1

The model estimates were made assuming normal market conditions and a 95 percent confidence level.  We used a statistical simulation model that valued our derivative financial instruments against one thousand randomly generated market price paths.

Our calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results, which may or may not occur.  It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our portfolio of derivative financial instruments during the year.  Value-at-risk during fiscal 2016 was higher than fiscal 2015, primarily due to higher volatility in foreign exchange rates.  We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend,” “forecast” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include:

(1) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses;

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

(17) the timing and impact of acquisitions, investments and divestitures; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date, due to a material weakness in internal control over financial reporting.

(b)   Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  During the fourth quarter of fiscal 2016, we identified a material weakness in internal control over financial reporting related to ineffective general information technology controls in the areas of user access and program change management over certain information technology systems that are relevant to the Company’s financial reporting processes and system of internal control over financial reporting.  As a result, our business process automated and manual controls that are dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted.  However, this material weakness did not result in any identified misstatements to the financial statements or restatement of prior-period financial statements, and there were no changes in previously released financial results.

As a result of the material weakness noted above, we completed additional substantive procedures prior to filing this Annual Report on Form 10-K for the year ended June 30, 2016 (“Form 10-K”).  Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with generally accepted accounting principles.  Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.  In addition, we have developed a remediation plan for this material weakness, which is described below.

Management’s Report on Internal Control over Financial Reporting and the description of the material weakness are included on page F-2 of this Annual Report on Form 10-K and is incorporated herein by reference.  The Company’s independent registered public accounting firm has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, which appears on page F-3 of this Annual Report on Form 10-K.

(c)    Changes in Internal Controls Over Financial Reporting

Except for the control deficiencies discussed above that have been assessed as a material weakness as of June 30, 2016, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)   Remediation Plan

Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.  The remediation actions we are taking, and expect to take, include: (i) improving general information technology program change control activities and policies, including processes to maintain sufficient documentation evidencing execution of these policies; (ii) improving the control activities and procedures associated with user access to certain information technology systems, including proper segregation of duties related to the affected information systems; (iii) educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes and (iv) implementing enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness.  However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed in fiscal 2017.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under “Item 1. Business — Executive Officers,” will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).  The 2016 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2016 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the 2016 Proxy Statement.  The 2016 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2016 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under “Equity Compensation Plan Information” as set forth below, will be included in the 2016 Proxy Statement.  The 2016 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2016 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2016 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	18,604,070(b)	$52.92(c)	17,121,772(d)

(a)                                                Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).

(b)                                               Consists of 14,007,516 shares issuable upon exercise of outstanding options, 2,795,424 shares issuable upon conversion of outstanding Restricted Stock Units, 1,084,198 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout and approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for PSUs vested as of June 30, 2016), 120,702 shares issuable upon conversion of Share Units,  136,688 shares issuable upon conversion of PSUs based on total stockholder return (assuming maximum payout and approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for those vested as of June 30, 2016) and 459,542 shares issuable upon conversion of Long-term PSUs.

(c)                                                Calculated based upon outstanding options in respect of 14,007,516 shares of our Class A Common Stock.

(d)                                               The 2002 Plan authorizes the grant of shares and benefits other than stock options.  As of June 30, 2016, there were 16,477,446 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs and PSUs based on total stockholder return vested as of June 30, 2016).  Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan.  The Director Plan currently provides for an annual grant of options and stock units to non-employee directors.  As of June 30, 2016, there were 644,326 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2016, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 10% to 403,485,652.  Of the outstanding options to purchase 14,007,516 shares of Class A Common Stock, all such shares are exercisable at a price less than $91.02, the closing price on June 30, 2016.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 4% to 381,767,326.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2016 Proxy Statement.  The 2016 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2016 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2016 Proxy Statement.  The 2016 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2016 and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)               1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a

Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No. 1-14064).*

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

4.14

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.17	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

Exhibit Number	Description
10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on August 23, 2013) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.14b

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.15

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.16	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.16a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

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

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.16e

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

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16i

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.16j

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.16k

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.16l

Form of Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16m

Form of Performance Share Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16n

Form of Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16o

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16p

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.16q

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.16r

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16s

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16t

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16u

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16v

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16w

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.18

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.18a

Amendment No. 1 dated as of May 28, 2015, to the Credit Agreement, dated as of July 15, 2014 (the “Credit Agreement”), by and among The Estée Lauder Companies Inc. (the “Company”), the eligible subsidiaries of the Company as listed in the Credit Agreement, the lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (filed as Exhibit 10.18a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.23

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.23a

First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.23b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016.†

10.24

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

Exhibit Number	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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
Date: August 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 24, 2016
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 24, 2016
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 24, 2016
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 24, 2016
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 24, 2016
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 24, 2016
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 24, 2016
Paul J. Fribourg

MELLODY HOBSON*	Director	August 24, 2016
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 24, 2016
Irvine O. Hockaday, Jr.

AERIN LAUDER*	Director	August 24, 2016
Aerin Lauder

JANE LAUDER*	Director	August 24, 2016
Jane Lauder

RICHARD D. PARSONS*	Director	August 24, 2016
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 24, 2016
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 24, 2016
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 24, 2016
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 24, 2016
Tracey T. Travis	Chief Financial Officer
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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting also includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  During this assessment, management identified a material weakness in internal control over financial reporting related to ineffective general information technology controls in the areas of user access and program change management over certain information technology systems that are relevant to the Company’s financial reporting processes and system of internal control over financial reporting.  As a result, our business process automated and manual controls that are dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted.  These control deficiencies are a result of insufficient awareness of, and training related to, internal control over financial reporting by information technology control owners in connection with a transition to a new information technology service provider.  However, this material weakness did not result in any identified misstatements to the financial statements or restatement of prior-period financial statements, and there were no changes in previously released financial results.  Based on this material weakness, the Company’s management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting was not effective.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, which appears on page F-3 below.

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

There were ineffective general information technology controls in the areas of user access and program change management over certain information technology systems that are relevant to the Company’s financial reporting processes and system of internal control over financial reporting.  As a result, business process automated and manual controls that are dependent on the affected general information technology controls were also ineffective because they could have been adversely impacted.  These control deficiencies are a result of insufficient awareness of, and training related to, internal control over financial reporting by information technology control owners in connection with a transition to a new information technology service provider.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2016. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated August 24, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, The Estée Lauder Companies Inc. has not maintained effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after June 30, 2016, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

New York, New York

August 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 24, 2016

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2016	2015	2014
	(In millions, except per share data)

Net Sales	$11,262.3	$10,780.4	$10,968.8
Cost of Sales	2,181.1	2,100.6	2,158.2

Gross Profit	9,081.2	8,679.8	8,810.6

Operating expenses
Selling, general and administrative	7,337.8	7,073.5	6,985.9
Restructuring and other charges	133.1	—	(2.9)
Total operating expenses	7,470.9	7,073.5	6,983.0

Operating Income	1,610.3	1,606.3	1,827.6

Interest expense	70.7	60.0	59.4
Interest income and investment income, net	15.6	14.3	8.6
Earnings before Income Taxes	1,555.2	1,560.6	1,776.8

Provision for income taxes	434.4	467.2	567.7
Net Earnings	1,120.8	1,093.4	1,209.1

Net earnings attributable to noncontrolling interests	(6.2)	(4.5)	(5.0)
Net earnings attributable to The Estée Lauder Companies Inc.	$1,114.6	$1,088.9	$1,204.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$3.01	$2.87	$3.12
Diluted	$2.96	$2.82	$3.06

Weighted-average common shares outstanding
Basic	370.0	379.3	386.2
Diluted	376.6	385.7	393.1

Cash dividends declared per common share	$1.14	$.92	$.78

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2016	2015	2014
	(In millions)

Net earnings	$1,120.8	$1,093.4	$1,209.1

Other comprehensive income (loss):
Net unrealized investment gain (loss)	6.7	(1.9)	0.9
Net derivative instrument gain (loss)	(18.2)	69.6	(29.7)
Amounts included in net periodic benefit cost	(87.3)	(23.8)	(13.0)
Translation adjustments	(100.5)	(306.0)	87.2
Benefit (provision) for deferred income taxes on components of other comprehensive income	35.8	(21.2)	12.5
Total other comprehensive income (loss)	(163.5)	(283.3)	57.9
Comprehensive income (loss)	957.3	810.1	1,267.0

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(6.2)	(4.5)	(5.0)
Translation adjustments	0.2	2.1	(0.7)
	(6.0)	(2.4)	(5.7)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$951.3	$807.7	$1,261.3

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2016	2015
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$914.1	$1,021.4
Short-term investments	469.3	503.7
Accounts receivable, net	1,258.3	1,174.5
Inventory and promotional merchandise, net	1,263.4	1,215.8
Prepaid expenses and other current assets	320.0	268.2
Total current assets	4,225.1	4,183.6

Property, Plant and Equipment, net	1,583.3	1,490.2

Other Assets
Long-term investments	1,107.7	420.3
Goodwill	1,227.8	1,144.8
Other intangible assets, net	344.5	326.6
Other assets	734.9	661.4
Total other assets	3,414.9	2,553.1
Total assets	$9,223.3	$8,226.9

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$331.5	$29.8
Accounts payable	716.7	635.4
Other accrued liabilities	1,632.3	1,464.6
Total current liabilities	2,680.5	2,129.8

Noncurrent Liabilities
Long-term debt	1,910.0	1,595.1
Other noncurrent liabilities	1,045.5	847.7
Total noncurrent liabilities	2,955.5	2,442.8

Commitments and Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2016 and June 30, 2015; shares issued: 424,109,008 at June 30, 2016 and 418,530,857 at June 30, 2015; Class B shares authorized: 304,000,000 at June 30, 2016 and June 30, 2015; shares issued and outstanding: 144,770,237 at June 30, 2016 and 147,046,137 at June 30, 2015	5.7	5.7
Paid-in capital	3,160.7	2,871.6
Retained earnings	7,693.3	7,004.1
Accumulated other comprehensive loss	(544.8)	(381.5)
	10,314.9	9,499.9
Less: Treasury stock, at cost; 201,119,435 Class A shares at June 30, 2016 and 190,694,630 Class A shares at June 30, 2015	(6,743.0)	(5,856.7)
Total stockholders’ equity – The Estée Lauder Companies Inc.	3,571.9	3,643.2
Noncontrolling interests	15.4	11.1
Total equity	3,587.3	3,654.3
Total liabilities and equity	$9,223.3	$8,226.9

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2016	2015	2014
	(In millions)

Common stock, beginning of year	$5.7	$5.6	$5.6
Stock-based compensation	—	0.1	—
Common stock, end of year	5.7	5.7	5.6

Paid-in capital, beginning of year	2,871.6	2,562.7	2,289.9
Stock-based compensation	289.1	308.9	272.8
Paid-in capital, end of year	3,160.7	2,871.6	2,562.7

Retained earnings, beginning of year	7,004.1	6,265.8	5,364.1
Common stock dividends	(425.4)	(350.6)	(302.4)
Net earnings attributable to The Estée Lauder Companies Inc.	1,114.6	1,088.9	1,204.1
Retained earnings, end of year	7,693.3	7,004.1	6,265.8

Accumulated other comprehensive income (loss), beginning of year	(381.5)	(100.3)	(157.5)
Other comprehensive income (loss)	(163.3)	(281.2)	57.2
Accumulated other comprehensive income (loss), end of year	(544.8)	(381.5)	(100.3)

Treasury stock, beginning of year	(5,856.7)	(4,878.9)	(4,215.2)
Acquisition of treasury stock	(835.0)	(927.7)	(617.1)
Stock-based compensation	(51.3)	(50.1)	(46.6)
Treasury stock, end of year	(6,743.0)	(5,856.7)	(4,878.9)

Total stockholders’ equity – The Estée Lauder Companies Inc.	3,571.9	3,643.2	3,854.9

Noncontrolling interests, beginning of year	11.1	14.5	15.0
Net earnings attributable to noncontrolling interests	6.2	4.5	5.0
Distributions to noncontrolling interest holders	(5.3)	(5.8)	(6.2)
Acquisition of noncontrolling interest	3.6	—	—
Other comprehensive income (loss)	(0.2)	(2.1)	0.7
Noncontrolling interests, end of year	15.4	11.1	14.5

Total equity	$3,587.3	$3,654.3	$3,869.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2016	2015	2014
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,120.8	$1,093.4	$1,209.1
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	414.7	409.3	384.6
Deferred income taxes	(94.1)	(52.6)	(56.4)
Non-cash stock-based compensation	183.5	165.0	152.6
Excess tax benefits from stock-based compensation arrangements	(23.1)	(47.6)	(40.2)
Loss on disposal of property, plant and equipment	17.3	14.5	13.4
Goodwill and other intangible asset impairments	—	0.5	—
Non-cash restructuring and other charges	18.6	—	—
Pension and post-retirement benefit expense	71.1	64.5	70.9
Pension and post-retirement benefit contributions	(66.6)	(59.0)	(41.3)
Loss on Venezuela remeasurement	—	5.3	38.3
Change in fair value of contingent consideration	8.2	7.3	—
Other non-cash items	(6.7)	(5.5)	(0.5)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(100.9)	103.2	(196.2)
Increase in inventory and promotional merchandise, net	(69.0)	(26.2)	(156.8)
Decrease (increase) in other assets, net	(72.0)	7.8	(45.2)
Increase in accounts payable	101.4	146.5	34.0
Increase in other accrued and noncurrent liabilities	285.5	116.9	168.9
Net cash flows provided by operating activities	1,788.7	1,943.3	1,535.2

Cash Flows from Investing Activities
Capital expenditures	(525.3)	(473.0)	(510.2)
Payments for acquired businesses, net of cash acquired	(101.3)	(241.0)	(9.2)
Proceeds from the disposition of investments	1,373.5	305.0	8.4
Purchases of investments	(2,016.2)	(1,207.2)	(0.6)
Net cash flows used for investing activities	(1,269.3)	(1,616.2)	(511.6)

Cash Flows from Financing Activities
Proceeds (repayments) of current debt, net	(0.4)	13.5	5.1
Proceeds from issuance of long-term debt, net	616.2	294.0	—
Debt issuance costs	(4.0)	(4.5)	—
Repayments and redemptions of long-term debt	(7.6)	(8.3)	(11.8)
Net proceeds from stock-based compensation transactions	84.4	101.4	84.8
Excess tax benefits from stock-based compensation arrangements	23.1	47.6	40.2
Payments to acquire treasury stock	(889.9)	(982.8)	(667.2)
Dividends paid to stockholders	(422.5)	(349.9)	(301.8)
Payments to noncontrolling interest holders for dividends	(4.2)	(5.8)	(6.2)
Net cash flows used for financing activities	(604.9)	(894.8)	(856.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(21.8)	(40.0)	(33.3)
Net Increase (Decrease) in Cash and Cash Equivalents	(107.3)	(607.7)	133.4
Cash and Cash Equivalents at Beginning of Year	1,021.4	1,629.1	1,495.7
Cash and Cash Equivalents at End of Year	$914.1	$1,021.4	$1,629.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under brand names, including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Ojon, Smashbox, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW and By Kilian.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Ermenegildo Zegna, Tory Burch and AERIN brand names for fragrances and/or cosmetics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”).  All significant intercompany balances and transactions have been eliminated.

During the year ended June 30, 2016, the Company retrospectively adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that requires all deferred tax assets and liabilities to be classified as non-current.  As a result, the Company restated the June 30, 2015 consolidated balance sheet to reclassify $284.9 million related to deferred taxes from Prepaid expenses and other current assets to Other assets, and $5.9 million from Other accrued liabilities to Other noncurrent liabilities.  The Company also retrospectively adopted new accounting guidance issued by the FASB that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  As a result, the Company restated the June 30, 2015 balance sheet to reclassify $12.4 million from Other assets to Long-term debt.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(108.2) million, $(322.5) million and $95.1 million, net of tax, in fiscal 2016, 2015 and 2014, respectively.

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

In February 2015, the Venezuelan government introduced an open market foreign exchange system (“SIMADI”).  As a result, the Company recorded a remeasurement charge of $5.3 million, on a before and after tax basis, for the year ended June 30, 2015.  In March 2016, the Venezuelan government made changes to certain of its foreign currency exchange systems.  As part of these changes, a new free-floating exchange rate mechanism (“DICOM”) replaced the SIMADI foreign exchange system and is the only mechanism legally available for the Company’s highest priority transactions, which are the import of goods.  This change had a de minimis impact on the Company’s consolidated statements of earnings.  The Company’s Venezuelan subsidiary is not material to the Company’s consolidated financial statements or liquidity at June 30, 2016.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange (gains) losses on foreign currency transactions, including the effect of the Venezuela remeasurement charges, of $(15.7) million, $(4.1) million and $46.7 million in fiscal 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $204.5 million and $373.4 million of short-term time deposits at June 30, 2016 and 2015, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

The Company’s investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in the Company’s investment policy.  These investments are classified as available-for-sale, with any temporary difference between the cost and fair value of an investment presented as a separate component of accumulated other comprehensive income (loss) (“AOCI”).  See Note 12 – Fair Value Measurements for further information about how the fair values of investments are determined.

Investments in privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are generally accounted for under the equity method of accounting.  These investments were not material to the Company’s consolidated financial statements as of June 30, 2016 and 2015 and are included in Long-term investments in the accompanying consolidated balance sheets.

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

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $24.1 million and $20.6 million as of June 30, 2016 and 2015, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

For fiscal 2016 and 2015, the Company elected to perform the qualitative assessment for the majority of its reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value.  The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry.  In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For those reporting units acquired in fiscal 2015, a quantitative assessment was performed.  The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.  To determine the fair value of the reporting units, the Company used an equal weighting of the income and market approaches.  Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows.  Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The key estimates and factors used in these two approaches include revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.

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

The Company’s largest customer sells products primarily within the United States and accounted for $1,064.5 million, or 9%, $1,060.4 million, or 10%, and $1,142.7 million, or 10%, of the Company’s consolidated net sales in fiscal 2016, 2015 and 2014, respectively.  This customer accounted for $164.0 million, or 13%, and $139.1 million, or 12%, of the Company’s accounts receivable at June 30, 2016 and 2015, respectively.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.1% in fiscal 2016 and 3.4% in fiscal 2015 and 2014.

Payments to Customers

Certain incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been accrued and recorded as a reduction of Net Sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to demonstration, advertising and counter construction, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  To the extent the Company receives an identifiable benefit in exchange for consideration and the fair-value of the benefit can be reasonably estimated, the Company’s share of the counter depreciation and the other costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,387 million, $1,378 million and $1,410 million in fiscal 2016, 2015 and 2014, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development were $2,820.7 million, $2,771.5 million and $2,840.0 million in fiscal 2016, 2015 and 2014, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, costs for advertising, merchandising, sampling, promotion and product development included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings were $2,607.3 million, $2,558.6 million and $2,618.1 million in fiscal 2016, 2015 and 2014, respectively.

Research and Development

Research and development costs of $191.3 million, $178.1 million and $157.9 million in fiscal 2016, 2015 and 2014, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $362.6 million, $363.6 million and $373.6 million in fiscal 2016, 2015 and 2014, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  Our current licenses have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  Most of our license agreements have renewal terms in 5 year increments, with potential renewal periods ranging from approximately 5 years to 25 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements.  Upon the exercise of stock options or the vesting of restricted stock units, performance share units, performance share units based on total stockholder return and long-term performance share units, the resulting excess tax benefits, if any, are credited to additional paid-in capital.  Any resulting tax deficiencies will first be offset against those cumulative credits to additional paid-in capital.  If the cumulative credits to additional paid-in capital are exhausted, tax deficiencies will be recorded to the provision for income taxes.

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

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs.  Under the revised guidance, entities would no longer be able to recognize debt issuance costs as an asset in the balance sheet.  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  Upon adoption, the Company applied the new guidance on a retrospective basis and complied with the applicable disclosures for a change in an accounting principle, as required.

Adopted date – The Company adopted this guidance retrospectively during the fiscal 2016 fourth quarter.

Impact on consolidated financial statements – The Company restated the June 30, 2015 balance sheet to reclassify $12.4 million from Other assets to Long-term debt.

Deferred Income Taxes

As part of their simplification initiative to reduce the complexity in accounting standards, in November 2015, the FASB issued authoritative guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet.  Under current guidance, deferred taxes for each jurisdiction are presented on a net current and net noncurrent basis, requiring an in depth analysis by jurisdiction to make the allocation.  The updated guidance simplified the Company’s analysis by eliminating the requirement to allocate between current and noncurrent deferred taxes by jurisdiction.

Adopted date – The Company adopted this guidance retrospectively during the fiscal 2016 fourth quarter.

Impact on consolidated financial statements – The Company restated the June 30, 2015 consolidated balance sheet to reclassify $284.9 million related to deferred taxes from Prepaid expenses and other current assets to Other assets and $5.9 million from Other accrued liabilities to Other noncurrent liabilities.

Recently Issued Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued authoritative guidance that requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses.  In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures.  In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance.

Effective date – This guidance becomes effective for the Company’s fiscal 2021 first quarter.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation - Stock Compensation

In March 2016, as part of its simplification initiative, the FASB issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. This new guidance requires that all excess tax benefits and tax deficiencies related to share-based compensation awards be recorded as income tax expense or benefit in the income statement.  In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  This guidance also permits an employer to withhold up to the maximum statutory withholding rates in a jurisdiction without triggering liability classification, allows companies to elect to account for forfeitures as they occur, and provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and for the classification of excess tax benefits.  The new guidance prescribes different transition methods for the various provisions.

Effective date – This guidance becomes effective for the Company’s fiscal 2018 first quarter, with early adoption permitted.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance on its consolidated financial statements.

Leases

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense, and financing leases resulting in a front-loaded expense similar to the current accounting for capital leases.  This guidance must be adopted using a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and provides for certain practical expedients.

Effective date – This guidance becomes effective for the Company’s fiscal 2020 first quarter, with early adoption permitted.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance on its consolidated financial statements.

Revenue from Contracts with Customers

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

In April 2016, the FASB issued authoritative guidance that amended the new standard to clarify the guidance on identifying performance obligations and accounting for licenses of intellectual property.

In May 2016, the FASB issued authoritative guidance that clarified certain terms, guidance and disclosure requirements during the transition period related to completed contracts and contract modifications.  In addition, the FASB provided clarification on the concept of collectability, the calculation of the fair value of noncash consideration and the presentation of sales and other similar taxes.

In May 2016, the FASB issued authoritative guidance to reflect the Securities and Exchange Commission Staff’s rescission of their prior comments that covered, among other things, accounting for shipping and handling costs and accounting for consideration given by a vendor to a customer.

Effective date – In August 2015, the FASB deferred the effective date of the new revenue standard by one year.  As a result, the new standard is not effective for the Company until fiscal 2019, with early adoption permitted.  An entity is permitted to apply the foregoing guidance retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on consolidated financial statements – The Company will apply all of this new guidance when it becomes effective in fiscal 2019 and has not yet selected a transition method.  The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of adoption on its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$560.6	$2.9	$—	$563.5
Foreign government and agency securities	60.5	0.3	—	60.8
Corporate notes and bonds	454.6	3.2	(0.1)	457.7
Time deposits	390.0	—	—	390.0
Other securities	32.1	0.4	—	32.5
Total	$1,497.8	$6.8	$(0.1)	$1,504.5

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2015 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$265.8	$0.1	$(0.1)	$265.8
Foreign government and agency securities	23.9	—	—	23.9
Corporate notes and bonds	182.7	0.1	(0.4)	182.4
Time deposits	410.8	—	—	410.8
Other securities	34.8	0.1	—	34.9
Total	$918.0	$0.3	$(0.5)	$917.8

The following table presents the Company’s available-for-sale securities by contractual maturity as of June 30, 2016:

(In millions)	Cost	Fair Value
Due within one year	$469.3	$469.3
Due after one through five years	1,028.5	1,035.2
	$1,497.8	$1,504.5

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of June 30, 2016:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$41.3	$—	$26.0	$(0.1)

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Year Ended June 30
(In millions)	2016	2015

Gross realized gains	$0.7	$2.5
Gross realized losses	(0.8)	(0.1)
Total	$(0.1)	$2.4

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sale proceeds from investments classified as available-for-sale were $794.3 million and $280.6 million in fiscal 2016 and 2015, respectively.

NOTE 4 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2016	2015
Inventory and promotional merchandise, net consists of:
Raw materials	$305.7	$306.9
Work in process	176.4	168.7
Finished goods	622.4	581.3
Promotional merchandise	158.9	158.9
	$1,263.4	$1,215.8

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2016	2015
Assets (Useful Life)

Land	$15.2	$15.4
Buildings and improvements (10 to 40 years)	186.9	184.9
Machinery and equipment (3 to 10 years)	679.8	671.3
Computer hardware and software (4 to 10 years)	1,041.1	1,012.4
Furniture and fixtures (5 to 15 years)	83.6	73.7
Leasehold improvements	1,789.5	1,621.9
	3,796.1	3,579.6
Less accumulated depreciation and amortization	(2,212.8)	(2,089.4)
	$1,583.3	$1,490.2

The cost of assets related to projects in progress of $186.3 million and $192.0 million as of June 30, 2016 and 2015, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $401.2 million, $400.0 million and $378.1 million in fiscal 2016, 2015 and 2014, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended June 30, 2016, the Company acquired By Kilian, a prestige fragrance brand, which included the addition of goodwill of $78.2 million, amortizable intangible assets of $5.5 million (with a weighted-average amortization period of approximately 8 years) and non-amortizable intangible assets of $31.9 million related to the Company’s fragrance product category.  These amounts are provisional pending final working capital adjustments.  During the year ended June 30, 2016, the Company recognized $10.5 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2014
Goodwill	$68.9	$440.7	$54.8	$402.3	$966.7
Accumulated impairments	(33.6)	—	—	(39.9)	(73.5)
	35.3	440.7	54.8	362.4	893.2

Goodwill acquired during the year	120.1	9.4	126.8	—	256.3
Translation and other adjustments	(0.6)	(0.4)	(0.3)	(3.4)	(4.7)
	119.5	9.0	126.5	(3.4)	251.6

Balance as of June 30, 2015
Goodwill	183.9	449.7	181.3	394.7	1,209.6
Accumulated impairments	(29.1)	—	—	(35.7)	(64.8)
	154.8	449.7	181.3	359.0	1,144.8

Goodwill acquired during the year	—	10.5	78.2	—	88.7
Translation and other adjustments	0.2	—	(4.4)	(1.5)	(5.7)
	0.2	10.5	73.8	(1.5)	83.0

Balance as of June 30, 2016
Goodwill	184.1	460.2	255.1	392.1	1,291.5
Accumulated impairments	(29.1)	—	—	(34.6)	(63.7)
	$155.0	$460.2	$255.1	$357.5	$1,227.8

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter, or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2016 and 2015 were not significant to the Company’s results of operations.

Other intangible assets consist of the following:

	June 30, 2016			June 30, 2015
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$298.9	$244.1	$54.8	$294.4	$228.7	$65.7
License agreements	43.0	43.0	—	43.0	43.0	—
	$341.9	$287.1	54.8	$337.4	$271.7	65.7
Non-amortizable intangible assets:
Trademarks and other			289.7			260.9
Total intangible assets			$344.5			$326.6

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense related to amortizable intangible assets for fiscal 2016, 2015 and 2014 was $15.8 million, $13.7 million and $12.4 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2017	2018	2019	2020	2021

Estimated aggregate amortization expense	$13.5	$12.6	$11.9	$5.0	$3.8

NOTE 7 – CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

Charges associated with restructuring activities in fiscal 2016 were as follows:

			Operating Expenses
(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total

Global Technology Infrastructure	$—	$—	$46.0	$7.6	$53.6
Leading Beauty Forward	1.4	0.2	75.4	4.1	81.1
Total	$1.4	$0.2	$121.4	$11.7	$134.7

Restructuring charges are comprised of the following:

Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.  Employee-related costs are expensed when specific employees have been identified and when payment is probable and estimable, which generally occurs upon approval of the related initiative by management with authority delegated from the Company’s Board of Directors.

Asset-Related Costs – Asset-related costs primarily consist of asset write-offs or accelerated depreciation related to long-lived assets that will be taken out of service prior to their existing useful life as a direct result of a restructuring initiative. The accelerated portion of depreciation expense will be expensed on a straight-line basis and be classified as restructuring charges, while the portion relating to the previous existing useful life will continue to be reported in Selling, general and administrative expenses.

Contract Terminations – Costs related to contract terminations include continuing payments to a third-party after the Company has ceased benefiting from the rights conveyed in the contract, or a payment made to terminate a contract prior to its expiration.  These may include continuing operating lease payments (less estimated sublease payments) to a landlord after exiting a location prior to the lease-end date as a direct result of an approved restructuring initiative.  Contract terminations also include minimum payments or fees related to the early termination of license or other personal services contracts.  Costs related to contract terminations are expensed upon the cease-use date of a leased property or upon the notification date to the third party in the event of a license or personal service contract termination.

Other Exit Costs – Other exit costs related to restructuring activities generally include costs to relocate facilities or employees, recruiting to fill positions as a result of relocation of operations, and employee outplacement for separated employees.  Other exit costs are charged to expense as incurred.

Other charges associated with restructuring activities are comprised of the following:

Sales Returns and Cost of Sales – Product returns (offset by the related cost of sales) and inventory write-offs or write-downs as a direct result of an approved restructuring initiative to exit certain businesses or locations will be recorded as a component of Net Sales and/or Cost of Sales when estimable and reasonably assured.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Charges – The Company approved other charges related to the design and implementation of approved initiatives that primarily include the following:

•      Consulting and other professional services for organizational design of the future structures, processes and technologies, and implementation thereof

•      Temporary labor backfill

•      Costs to establish and maintain a Project Management Office (“PMO”) for the duration of Leading Beauty Forward, including internal costs for employees dedicated solely to project management activities, and other PMO-related expenses incremental to the Company’s ongoing operations (e.g., rent, utilities)

•      Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative

Global Technology Infrastructure

In October 2015, officers authorized by the Company’s Board of Directors approved plans to transform and modernize the Company’s global technology infrastructure (“GTI”) to fundamentally change the way it delivers information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, the Company transitioned its GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where it pays for services as they are used.  This model, with a different third-party provider, is expected to provide an enhanced scalable platform to better support current and future requirements, help the Company achieve key strategic opportunities and improve the Company’s agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.

The following table presents GTI Restructuring charges and the related activities under this initiative to date:

(In millions)	Employee- Related Costs	Asset-Related Costs	Contract Terminations	Other Exit Costs	Total

Charges	$4.3	$17.4	$24.0	$0.3	$46.0
Cash payments	(1.2)	—	(23.6)	(0.3)	(25.1)
Non-cash asset write-offs	—	(17.4)	—	—	(17.4)
Accrued GTI Restructuring balance at June 30, 2016	$3.1	$—	$0.4	$—	$3.5

Accrued GTI Restructuring charges at June 30, 2016 are expected to result in cash expenditures funded from cash provided by operations in fiscal 2017.

Other charges in connection with the implementation of this initiative were $7.6 million for the year ended June 30, 2016 and primarily relate to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

Leading Beauty Forward

On May 3, 2016, the Company announced a multi-year initiative (“Leading Beauty Forward” or “LBF”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.

The Company plans to approve specific initiatives under LBF through fiscal 2019 and expects to complete those initiatives through fiscal 2021.  The Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.

Restructuring actions to be taken over the duration of LBF involve the redesigning, resizing and reorganization of select corporate functions and go-to-market structures to improve effectiveness and create cost-efficiencies in support of increased investment in growth drivers.  As the Company continues to grow, it is important to more efficiently support its diverse portfolio of brands, channels and geographies in the rapidly evolving prestige beauty environment.  The initiatives being evaluated include the creation of a shared-services structure, either through Company-owned or third-party service providers in existing or lower-cost locations.  The Company also believes that decision-making in key areas of innovation, marketing and digital communications should be moved closer to the consumer to increase speed and local relevance.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with LBF, at this time, the Company estimates a net reduction in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

Specific actions taken since the Program inception included:

•                  Optimize Select Corporate Functions – The Company approved initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including research and development, global information systems and human resources.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services related to the design of the future structures, processes and technologies of certain corporate functions including finance, legal, real estate, human resources and global consumer care, as well as the initial organizational design phase of a potential shared-services support structure.  To a lesser extent, also included in the approved other charges are costs to establish a Leading Beauty Forward PMO.

•                  Optimize Supply Chain – An initiative to centralize the Company’s supply chain management, and redesign of supply chain planning and transportation management activities, was approved.  This initiative includes the relocation of certain operations and positions, with some employees being separated and positions replaced in a new location.  Other charges approved are primarily related to consulting fees for design and implementation, temporary labor backfill during the transition and project management costs.

•                  Optimize Corporate and Region Market Support Structures – The Company approved initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels.  These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.

•                  Exit Underperforming Businesses – To further improve profitability in certain areas of the Company’s brands and regions, the Company approved initiatives to exit certain businesses in select markets and channels of distribution.  The Company has also decided to close a number of underperforming freestanding retail stores and exit mid-tier department stores for certain brands in the United States to redirect resources to other retail locations and channels with potential for greater profitability.  These activities will result in product returns, inventory write-offs, reduction of workforce, accelerated depreciation and termination of contracts.

The following table presents LBF restructuring charges and the related activities under this initiative to date:

(In millions)	Employee- Related Costs	Asset- Related Costs	Other Exit Costs	Total

Charges	$74.5	$0.7	$0.2	$75.4
Cash payments	(0.5)	—	—	(0.5)
Non-cash asset write-offs	—	(0.7)	—	(0.7)
Translation adjustments	(0.6)	—	—	(0.6)
Other adjustments	(0.5)	—	—	(0.5)
Accrued Leading Beauty Forward balance at June 30, 2016	$72.9	$—	$0.2	$73.1

Accrued restructuring charges at June 30, 2016 are expected to result in cash expenditures funded from cash provided by operations of approximately $30 million, $35 million and $8 million in fiscal 2017, 2018 and 2019, respectively.

Other charges in connection with the implementation of this initiative were $4.1 million for the year ended June 30, 2016 and primarily relate to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2016	2015	2014
Current:
Federal	$224.4	$236.8	$338.2
Foreign	293.0	251.2	265.4
State and local	11.1	31.8	20.5
	528.5	519.8	624.1

Deferred:
Federal	(72.7)	(55.5)	(41.7)
Foreign	(21.9)	2.1	(18.6)
State and local	0.5	0.8	3.9
	(94.1)	(52.6)	(56.4)
	$434.4	$467.2	$567.7

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,448 million, $1,420 million and $1,384 million for fiscal 2016, 2015 and 2014, respectively.  A portion of these earnings are taxed in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2016	2015	2014

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.9	1.1	1.4
Taxation of foreign operations	(8.0)	(6.8)	(4.0)
Income tax reserve adjustments	(0.3)	0.5	(0.5)
Other, net	0.3	0.1	0.1
Effective tax rate	27.9%	29.9%	32.0%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.

Federal income and foreign withholding taxes have not been provided on approximately $3,548 million of undistributed earnings of foreign subsidiaries at June 30, 2016.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2016	2015
Deferred tax assets:
Compensation related expenses	$239.9	$218.5
Inventory obsolescence and other inventory related reserves	86.4	82.2
Retirement benefit obligations	129.0	97.4
Various accruals not currently deductible	197.4	167.1
Net operating loss, credit and other carryforwards	111.2	117.5
Unrecognized state tax benefits and accrued interest	24.8	25.8
Other differences between tax and financial statement values	87.4	87.0
	876.1	795.5
Valuation allowance for deferred tax assets	(118.4)	(120.9)
Total deferred tax assets	757.7	674.6

Deferred tax liabilities:
Depreciation and amortization	(293.4)	(279.6)
Other differences between tax and financial statement values	(42.0)	(43.9)
Total deferred tax liabilities	(335.4)	(323.5)
Total net deferred tax assets	$422.3	$351.1

As of June 30, 2016 and 2015, the Company had net deferred tax assets of $422.3 million and $351.1 million, respectively, substantially all of which are included in Other assets in the accompanying balance sheets.

As of June 30, 2016 and 2015, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $410 million and $430 million, respectively.  With the exception of approximately $390 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2016, these carryforwards expire at various dates through fiscal 2035.  Deferred tax assets, net of valuation allowances, in the amount of $3.5 million and $4.6 million as of June 30, 2016 and 2015, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2016 and 2015, the Company had gross unrecognized tax benefits of $82.1 million and $77.8 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $54.8 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  The total gross accrued interest and penalty expenses during the fiscal years ended June 30, 2016 and June 30, 2015 in the accompanying consolidated statement of earnings was $0.1 million and $5.9 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2016 and 2015 were $18.4 million and $16.5 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2016	2015

Beginning of the year balance of gross unrecognized tax benefits	$77.8	$58.1
Gross amounts of increases as a result of tax positions taken during a prior period	16.1	21.9
Gross amounts of decreases as a result of tax positions taken during a prior period	(14.1)	(8.1)
Gross amounts of increases as a result of tax positions taken during the current period	11.8	11.2
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(7.5)	(3.1)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2.0)	(2.2)
End of year balance of gross unrecognized tax benefits	$82.1	$77.8

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

During the fourth quarter of fiscal 2016, the Company formally concluded the compliance process with respect to fiscal 2015 under the IRS CAP.  The conclusion of this process did not impact the Company’s consolidated financial statements.  As of June 30, 2016, the compliance process was ongoing with respect to fiscal year 2016.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

During fiscal 2016, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $10 million to $15 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2016, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2013 – 2016
Canada	2009 – 2016
China	2012 – 2016
France	2013 – 2016
Germany	2013 – 2016
Hong Kong	2010 – 2016
Japan	2016
Korea	2014 – 2016
Russia	2015 – 2016
Spain	2012 – 2016
Switzerland	2011 – 2016
United Kingdom	2015 – 2016
United States	2016
State of California	2012 – 2016
State and City of New York	2011 – 2016

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2016	2015
Advertising, merchandising and sampling	$282.7	$293.8
Employee compensation	504.2	463.3
Payroll and other taxes	163.3	142.0
Other	682.1	565.5
	$1,632.3	$1,464.6

NOTE 10 – DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2016
(In millions)	2016	2015	Committed	Uncommitted
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	$455.4	$290.6	$—	$—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	246.6	246.6	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	293.3	293.1	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197.3	197.2	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	266.5	248.5	—	—
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”)	447.5	—	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	306.3	313.4	—	—
Commercial paper	—	—	—	1,000.0
Other long-term borrowings	3.4	5.7	—	—
Other current borrowings	25.2	29.8	—	132.7
Revolving credit facility	—	—	1,000.0	—
	2,241.5	1,624.9	$1,000.0	$1,132.7
Less current debt including current maturities	(331.5)	(29.8)
	$1,910.0	$1,595.1

As of June 30, 2016, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2045 Senior Notes (1)	June 2015	97.999%	4.497%	$300.0	$(5.9)	$—	$(3.3)	June 15/December 15
2045 Senior Notes (1)	May 2016	110.847	3.753	150.0	16.2	—	(1.6)	June 15/December 15
2042 Senior Notes	August 2012	99.567	3.724	250.0	(1.0)	—	(2.4)	February 15/August 15
2037 Senior Notes (2)	May 2007	98.722	6.093	300.0	(3.3)	—	(3.4)	May 15/November 15
2033 Senior Notes (3)	September 2003	98.645	5.846	200.0	(2.0)	—	(0.7)	April 15/October 15
2022 Senior Notes (4)	August 2012	99.911	2.360	250.0	(0.2)	17.6	(0.9)	February 15/August 15
2021 Senior Notes (5)	May 2016	99.976	1.705	450.0	(0.1)	—	(2.4)	May 10/November 10

(1) In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes in June 2015, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $300.0 million at a weighted-average all-in rate of 2.38%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a gain in OCI of $17.5 million that will be amortized against interest expense over the life of the 2045 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2045 Senior Notes will be 4.216% over the life of the debt. In May 2016, the Company reopened this offering with the same terms and issued an additional $150.0 million for an aggregate amount outstanding of $450.0 of 2045 Senior Notes.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210.0 million at a weighted-average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in OCI of $0.9 million that is being amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

(3)  In May 2003, in anticipation of the issuance of the 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195.0 million at a weighted-average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15.0 million that is being amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

(4)  In June 2015, the Company entered into interest rate swap agreements with a notional amount totaling $250.0 million to effectively convert the fixed rate interest on its outstanding 2022 Senior Notes to variable interest rates based on three-month LIBOR plus a margin.

(5)  In April 2016, in anticipation of the issuance of the 2021 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $400.0 million at a weighted-average all-in rate of 1.27%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company made a payment of $0.5 million that is being amortized against interest expense over the life of the 2021 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2021 Senior Notes will be 1.844% over the life of the debt.

The Company has a $1.0 billion commercial paper program under which it may issue commercial paper in the United States.  At June 30, 2016, the Company had no commercial paper outstanding.  At August 18, 2016, the Company had $290.0 million of commercial paper outstanding, which may be refinanced on a periodic basis as it matures at the then-prevailing market interest rates.

The Company has a $1.0 billion senior unsecured revolving credit facility (the “Facility”) that is currently set to expire on July 15, 2020.  At June 30, 2016, no borrowings were outstanding under the Facility.  The Facility may be used for general corporate purposes and up to the equivalent of $350 million of the Facility is available for multi-currency loans.  The interest rate on borrowings under the Facility is based on LIBOR or on the higher of prime, which is the rate of interest publicly announced by the administrative agent, or ½% plus the Federal funds rate.  The Company incurred costs of approximately $1.0 million to establish the Facility, which are being amortized over the term of the Facility.  The Facility has an annual fee of $0.6 million, payable quarterly, based on the Company’s current credit ratings.  The Facility also contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $150.0 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under the Facility.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2016 and 2015, the monthly average amount outstanding was approximately $30.5 million and $15.4 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 12.5% and 11.3%, respectively.

Refer to Note 14 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2016, over the next five fiscal years.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		June 30			June 30
		2016	2015		2016	2015
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$36.8	$41.1	Other accrued liabilities	$18.0	$4.2

Interest rate swap contracts	Prepaid expenses and other current assets	17.6	—	Other accrued liabilities	—	0.2

Total Derivatives Designated as Hedging Instruments		54.4	41.1		18.0	4.4

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	10.8	2.0	Other accrued liabilities	7.6	4.1

Total Derivatives		$65.2	$43.1		$25.6	$8.5

(1) See Note 12 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	June 30			June 30
	2016	2015		2016	2015
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$48.1	$90.3	Cost of sales	$17.2	$9.1
			Selling, general and administrative	48.0	28.7
Settled interest rate-related derivatives	(0.5)	17.5	Interest expense	0.6	0.4
Total derivatives	$47.6	$107.8		$65.8	$38.2

(1) The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $(1.0) million and $(1.5) million for fiscal 2016 and 2015, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of hedging relationships for fiscal 2016.  The gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships was $1.8 million for fiscal 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		June 30
		2016	2015
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$17.8	$(0.2)

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2016	2015

Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$5.2	$(2.0)

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of June 2018.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The Company enters into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of June 30, 2016, the Company’s foreign currency cash-flow hedges were highly effective.

At June 30, 2016, the Company had foreign currency forward contracts in the amount of $3,265.2 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($961.5 million), British pound ($497.0 million), Chinese yuan ($313.3 million), Hong Kong dollar ($273.8 million), Swiss franc ($256.1 million), Australian dollar ($157.2 million) and Taiwan dollar ($129.7 million).

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

In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements, which were designated as cash-flow hedges.  In April 2016, in anticipation of the issuance of the 2021 Senior Notes, the Company entered into a series of treasury lock agreements, which were designated as cash-flow hedges.  See Note 10 – Debt for further discussion.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain on the Company’s derivative instruments designated as cash-flow hedges as of June 30, 2016 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14.6 million.  The accumulated gain on derivative instruments in AOCI was $50.2 million and $68.4 million as of June 30, 2016 and 2015, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $65.2 million at June 30, 2016.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$47.6	$—	$47.6
Interest rate swap contracts	—	17.6	—	17.6
Available-for-sale securities:
U.S. government and agency securities	—	563.5	—	563.5
Foreign government and agency securities	—	60.8	—	60.8
Corporate notes and bonds	—	457.7	—	457.7
Time deposits	—	390.0	—	390.0
Other securities	—	32.5	—	32.5
Total	$—	$1,569.7	$—	$1,569.7

Liabilities:
Foreign currency forward contracts	$—	$25.6	$—	$25.6
Contingent consideration	—	—	196.1	196.1
Total	$—	$25.6	$196.1	$221.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$43.1	$—	$43.1
Available-for-sale securities:
U.S. government and agency securities	—	265.8	—	265.8
Foreign government and agency securities	—	23.9	—	23.9
Corporate notes and bonds	—	182.4	—	182.4
Time deposits	—	410.8	—	410.8
Other securities	—	34.9	—	34.9
Total	$—	$960.9	$—	$960.9

Liabilities:
Foreign currency forward contracts	$—	$8.3	$—	$8.3
Interest rate swap contracts	—	0.2	—	0.2
Contingent consideration	—	—	159.3	159.3
Total	$—	$8.5	$159.3	$167.8

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2016		2015
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$914.1	$914.1	$1,021.4	$1,021.4
Available-for-sale securities	1,504.5	1,504.5	917.8	917.8
Current and long-term debt	2,241.5	2,482.0	1,624.9	1,688.7
Additional purchase price payable	37.4	37.4	37.0	37.0
Contingent consideration	196.1	196.1	159.3	159.3

Derivatives
Foreign currency forward contracts – asset (liability), net	22.0	22.0	34.8	34.8
Interest rate swap contracts – asset (liability)	17.6	17.6	(0.2)	(0.2)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingent Consideration – Contingent consideration obligations consist of potential obligations related to our acquisitions. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. The fair values of the contingent consideration related to certain acquisition earn-outs were estimated using a probability-weighted discount model that considers the achievement of the conditions upon which the respective contingent obligation is dependent (“Monte Carlo Method”).  The Monte Carlo Method has various inputs into the valuation model that include the risk-adjusted projected future operating results of the acquired entity, a risk-adjusted discount rate ranging from 1.1% to 1.6%, a measure of revenue volatility ranging from 4.6% to 13.5%, an asset volatility ranging from 27.6% to 30.0% and a revenue/earnings before income tax, depreciation and amortization correlation factor ranging from 80% to 90%.  Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rate, volatility or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the fiscal year ended June 30, 2016 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2015	$159.3
Acquisitions	28.6
Change in fair value	8.2
Contingent consideration at June 30, 2016	$196.1

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$794.4	$755.2	$586.2	$598.7	$175.3	$186.7
Service cost	32.3	31.7	25.0	23.8	2.8	3.3
Interest cost	32.8	30.4	14.9	17.3	7.4	7.6
Plan participant contributions	—	—	3.6	3.2	0.9	0.8
Actuarial loss (gain)	61.5	10.0	53.3	38.6	12.5	(11.9)
Foreign currency exchange rate impact	—	—	(38.0)	(65.1)	(1.2)	(4.1)
Benefits, expenses, taxes and premiums paid	(43.7)	(32.9)	(28.8)	(24.9)	(7.1)	(7.1)
Plan amendments	—	—	0.3	—	—	—
Settlements and curtailments	—	—	(1.5)	(5.9)	—	—
Special termination benefits	—	—	0.9	0.5	—	—
Benefit obligation at end of year	$877.3	$794.4	$615.9	$586.2	$190.6	$175.3

Change in plan assets:
Fair value of plan assets at beginning of year	$721.0	$723.0	$519.3	$513.7	$31.9	$31.7
Actual return on plan assets	27.4	1.0	56.5	59.5	1.3	0.2
Foreign currency exchange rate impact	—	—	(41.8)	(51.6)	—	—
Employer contributions	38.6	29.9	21.8	22.8	6.2	6.3
Plan participant contributions	—	—	3.6	3.2	0.9	0.8
Settlements	—	—	(1.5)	(3.4)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(43.7)	(32.9)	(28.8)	(24.9)	(7.1)	(7.1)
Fair value of plan assets at end of year	$743.3	$721.0	$529.1	$519.3	$33.2	$31.9

Funded status	$(134.0)	$(73.4)	$(86.8)	$(66.9)	$(157.4)	$(143.4)

Amounts recognized in the Balance Sheet consist of:
Other assets	$—	$44.3	$78.8	$68.8	$—	$—
Other accrued liabilities	(16.9)	(14.4)	(4.3)	(3.3)	(6.5)	(6.1)
Other noncurrent liabilities	(117.1)	(103.3)	(161.3)	(132.4)	(150.9)	(137.3)
Funded status	(134.0)	(73.4)	(86.8)	(66.9)	(157.4)	(143.4)
Accumulated other comprehensive loss	269.6	198.6	123.1	125.1	34.8	22.5
Net amount recognized	$135.6	$125.2	$36.3	$58.2	$(122.6)	$(120.9)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$32.3	$31.7	$31.6	$25.0	$23.8	$24.8	$2.8	$3.3	$3.4
Interest cost	32.8	30.4	31.2	14.9	17.3	19.1	7.4	7.6	8.0
Expected return on assets	(48.7)	(50.1)	(46.8)	(19.6)	(21.5)	(20.8)	(2.2)	(2.3)	(2.0)
Amortization of:
Actuarial loss	11.2	9.8	7.4	10.4	10.4	9.2	0.3	1.5	0.8
Prior service cost	0.6	0.6	0.7	1.9	2.1	2.9	0.8	0.8	0.8
Settlements	—	—	—	0.3	(0.5)	0.6	—	—	—
Curtailments	—	—	—	—	(0.9)	—	—	—	—
Special termination benefits	—	—	—	0.9	0.5	—	—	—	—
Net periodic benefit cost	$28.2	$22.4	$24.1	$33.8	$31.2	$35.8	$9.1	$10.9	$11.0

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	3.00 – 3.70%	3.70 – 4.40%	3.60 – 4.30%	.25 – 6.00%	.75 – 7.00%	.50 – 6.75%	3.50 – 9.50%	4.25 – 9.00%	4.10 – 9.00%

Rate of compensation	3.00 –	3.00 –	3.00 –	0 –	0 –	1.00 –	N/A	N/A	N/A
increase	7.00%	7.00%	7.00%	5.50%	5.50%	5.50%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	3.70 –	3.60 –	4.30 –	.75 –	.50 –	1.00 –	4.25 –	4.10 –	4.75 –
	4.40%	4.30%	4.90%	7.00%	6.75%	7.25%	9.00%	9.00%	8.75%

Expected return on assets	7.00%	7.50%	7.50%	2.00 –	2.00 –	2.25 –	7.00%	7.50%	7.50%
				7.00%	6.75%	7.25%

Rate of compensation	3.00 –	3.00 –	4.00 –	0 –	1.00 –	1.00 –	N/A	N/A	N/A
increase	7.00%	7.00%	12.00%	5.50%	5.50%	5.50%

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 7.67% while the weighted-average ultimate trend rate of 4.53% is expected to be reached in approximately 21 years.  A 100 basis-point change in assumed health care cost trend rates for fiscal 2016 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease

Effect on total service and interest costs	$1.2	$(0.9)
Effect on post-retirement benefit obligations	$14.8	$(12.7)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in AOCI (before tax) as of June 30, 2016 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial losses, beginning of year	$195.1	$122.2	$20.0	$337.3
Actuarial losses recognized	82.8	16.3	13.4	112.5
Amortization and settlements included in net periodic benefit cost	(11.2)	(10.7)	(0.3)	(22.2)
Translation adjustments	—	(4.8)	—	(4.8)
Net actuarial losses, end of year	266.7	123.0	33.1	422.8

Net prior service cost, beginning of year	3.5	2.9	2.5	8.9
Prior service cost recognized	—	0.3	—	0.3
Amortization included in net periodic benefit cost	(0.6)	(1.9)	(0.8)	(3.3)
Translation adjustments	—	(1.2)	—	(1.2)
Net prior service cost, end of year	2.9	0.1	1.7	4.7

Total amounts recognized in AOCI	$269.6	$123.1	$34.8	$427.5

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2017 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Net prior service cost	$0.5	$1.7	$0.8
Net actuarial losses	$16.0	$10.9	$1.6

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2016	2015	2016	2015	2016	2015

Projected benefit obligation	$754.1	$676.7	$123.2	$117.7	$615.9	$586.2
Accumulated benefit obligation	$709.6	$632.9	$108.7	$103.9	$548.9	$524.1
Fair value of plan assets	$743.3	$721.0	$—	$—	$529.1	$519.3

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $330.4 million and $256.8 million and aggregate fair value of plan assets of $164.8 million and $121.1 million at June 30, 2016 and 2015, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $226.1 million and $201.9 million and aggregate fair value of plan assets of $93.1 million and $94.6 million at June 30, 2016 and 2015, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2017	$—	$22.4	$—
Expected benefit payments for year ending June 30,
2017	73.3	21.8	6.6
2018	69.2	20.6	7.3
2019	63.0	19.5	8.0
2020	58.9	20.3	8.8
2021	60.4	22.0	9.5
Years 2022 – 2026	314.7	130.5	57.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s target asset allocation at June 30, 2016 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	30%	18%	30%
Debt securities	39%	53%	39%
Other	31%	29%	31%
	100%	100%	100%

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

Short-term investment funds – The fair values are determined using the Net Asset Value (“NAV”) provided by the administrator of the fund.  These assets are classified within Level 2 of the valuation hierarchy and the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions.

Government and agency securities – The fair values are determined using third-party pricing services using market prices or prices derived from observable market inputs such as benchmark curves, broker/dealer quotes, and other industry and economic factors.  These investments are classified within Level 2 of the valuation hierarchy.

Debt instruments – The fair values are determined using third-party pricing services using market prices or prices derived from observable market inputs such as credit spreads, broker/dealer quotes, benchmark curves and other industry and economic factors.  These investments are classified within Level 2 of the valuation hierarchy.

Equity securities – The fair values are determined using the closing price reported on a major market where the individual securities are traded.  These investments are classified within Level 1 of the valuation hierarchy.

Commingled funds – The fair values of publicly traded funds are based upon market quotes and are classified within Level 1 of the valuation hierarchy.  The fair values for non-publicly traded funds are determined using the NAV provided by the administrator of the fund.  Those investments where the Company has the ability to redeem at the measurement date or within the near term are classified within Level 2 of the valuation hierarchy.  When the Company is unable to redeem in the near term, these investments are classified within Level 3.

Insurance contracts – The fair values are based on negotiated value and the underlying investments held in separate account portfolios as well as considering the creditworthiness of the issuer.  The underlying investments are primarily government, asset-backed and fixed income securities.  Insurance contracts are generally classified as Level 3 as there are no quoted prices or other observable inputs for pricing.

Interests in limited partnerships and hedge fund investments – The fair values are determined using the NAV provided by the administrator of the partnership/fund.  Those investments where the Company has the ability to redeem at the measurement date or within the near term without redemption restrictions are classified within Level 2 of the valuation hierarchy. When the Company is unable to redeem in the near term, these investments are classified within Level 3.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$13.8	$—	$—	$13.8
Short-term investment funds	—	48.6	—	48.6
Government and agency securities	—	29.2	—	29.2
Equity securities	17.2	—	—	17.2
Debt instruments	—	145.1	—	145.1
Commingled funds	238.9	640.9	9.2	889.0
Insurance contracts	—	—	44.9	44.9
Limited partnerships and hedge fund investments	—	101.7	16.1	117.8
Total	$269.9	$965.5	$70.2	$1,305.6

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2015:

(In millions)	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2.8	$—	$—	$2.8
Short-term investment funds	—	53.1	—	53.1
Government and agency securities	—	30.5	—	30.5
Equity securities	22.8	—	—	22.8
Debt instruments	—	168.9	—	168.9
Commingled funds	247.5	550.4	35.0	832.9
Insurance contracts	—	—	40.4	40.4
Limited partnerships and hedge fund investments	—	106.8	14.0	120.8
Total	$273.1	$909.7	$89.4	$1,272.2

The following table presents the changes in Level 3 plan assets for fiscal 2016:

(In millions)	Commingled Funds	Insurance Contracts	Limited Partnerships and Hedge Fund Investments	Total

Balance as of June 30, 2015	$35.0	$40.4	$14.0	$89.4
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.1)	3.7	2.1	5.7
Relating to assets sold during the year	0.2	—	(1.6)	(1.4)
Purchases, sales, issuances and settlements, net	(23.1)	0.9	1.6	(20.6)
Foreign exchange impact	(2.8)	(0.1)	—	(2.9)
Balance as of June 30, 2016	$9.2	$44.9	$16.1	$70.2

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $37.4 million, $35.1 million and $33.3 million for fiscal 2016, 2015 and 2014, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company accrues for deferred compensation and interest thereon, and for the change in the value of cash units pursuant to agreements with certain key executives and outside directors.  The amounts included in the accompanying consolidated balance sheets under these plans were $70.5 million and $74.7 million as of June 30, 2016 and 2015, respectively.  The expense for fiscal 2016, 2015 and 2014 was $6.3 million, $8.6 million and $10.6 million, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2016:

		Payments Due in Fiscal
(In millions)	Total	2017	2018	2019	2020	2021	Thereafter

Debt service (1)	$3,717.0	$414.0	$74.0	$73.0	$72.1	$522.0	$2,561.9
Operating lease commitments (2)	2,111.1	340.0	327.7	278.8	229.3	178.1	757.2
Unconditional purchase obligations (3)	2,542.8	1,155.5	473.4	372.3	398.4	70.7	72.5
Gross unrecognized tax benefits and interest – current (4)	3.9	3.9	—	—	—	—	—
Total contractual obligations	$8,374.8	$1,913.4	$875.1	$724.1	$699.8	$770.8	$3,391.6

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt are projected to be $88.6 million in fiscal 2017, $72.0 million in each of the years from fiscal 2018 through fiscal 2021 and $1,111.9 million thereafter.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2016.  Refer to Note 10 – Debt.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $441.8 million, $402.2 million and $356.1 million in fiscal 2016, 2015 and 2014, respectively.

(3)        Unconditional purchase obligations primarily include: inventory commitments, additional purchase price payable and contingent consideration which resulted from the fiscal 2016 and 2015 acquisitions, earn-out payments related to the acquisition of Bobbi Brown, royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, non-discretionary planned funding of pension and other post-retirement benefit obligations and commitments pursuant to executive compensation arrangements.  Future contingent consideration, earn-out payments and royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2016, without consideration for potential renewal periods.

(4)        Refer to Note 8 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2016, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $96.6 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

NOTE 15 – COMMON STOCK

As of June 30, 2016, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2013	239,016.2	148,978.1
Acquisition of treasury stock	(9,602.2)	—
Conversion of Class B to Class A	250.0	(250.0)
Stock-based compensation	4,492.4	—
Balance at June 30, 2014	234,156.4	148,728.1
Acquisition of treasury stock	(12,397.1)	—
Conversion of Class B to Class A	1,682.0	(1,682.0)
Stock-based compensation	4,394.9	—
Balance at June 30, 2015	227,836.2	147,046.1
Acquisition of treasury stock	(10,534.4)	—
Conversion of Class B to Class A	2,275.9	(2,275.9)
Stock-based compensation	3,411.9	—
Balance at June 30, 2016	222,989.6	144,770.2

The Company is authorized by the Board of Directors to repurchase up to 216.0 million shares of Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2016, the cumulative total of acquired shares pursuant to the authorization was 197.5 million, reducing the remaining authorized share repurchase balance to 18.5 million.  Subsequent to June 30, 2016 and as of August 18, 2016, the Company purchased approximately 2.2 million additional shares of its Class A Common Stock for $200.0 million pursuant to its share repurchase program.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2016:

Date Declared	Record Date	Payable Date	Amount per Share

August 14, 2015	August 31, 2015	September 15, 2015	$.24
October 30, 2015	November 30, 2015	December 15, 2015	$.30
February 4, 2016	February 29, 2016	March 15, 2016	$.30
May 2, 2016	May 31, 2016	June 15, 2016	$.30

On August 18, 2016, a dividend was declared in the amount of $.30 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2016 to stockholders of record at the close of business on August 31, 2016.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCK PROGRAMS

As of June 30, 2016, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of 76,806,200 shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2016, approximately 17,121,800 shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards include stock options, performance share units (“PSU”), restricted stock units (“RSU”), PSUs based on total stockholder return, long-term PSUs and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, RSUs, PSUs, PSUs based on total stockholder return, long-term PSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2016	2015	2014
Compensation expense	$183.5	$165.0	$152.6
Income tax benefit	60.4	54.1	50.2

As of June 30, 2016, the total unrecognized compensation cost related to unvested stock-based awards was $143.5 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of June 30, 2016 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2015	13,437.1	$47.73
Granted at fair value	2,506.9	77.48
Exercised	(1,795.6)	47.04
Expired	(12.2)	49.05
Forfeited	(128.7)	71.63
Outstanding at June 30, 2016	14,007.5	52.92	$533.7	5.9

Vested and expected to vest at June 30, 2016	13,897.8	52.73	$532.2	5.9

Exercisable at June 30, 2016	9,659.9	42.75	$466.3	4.8

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2016	2015	2014
Per-share weighted-average grant date fair value of stock options granted	$21.51	$22.44	$23.13

Intrinsic value of stock options exercised	$75.3	$114.2	$104.7

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2016	2015	2014
Weighted-average expected stock-price volatility	27%	28%	33%
Weighted-average expected option life	7 years	7 years	7 years
Average risk-free interest rate	1.9%	2.2%	2.5%
Average dividend yield	1.2%	1.1%	1.1%

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

Restricted Stock Units

The Company granted approximately 1,610,300 RSUs during fiscal 2016 which, at the time of grant, were scheduled to vest as follows: 546,000 in fiscal 2017, 566,800 in fiscal 2018 and 497,500 in fiscal 2019.  All RSUs are subject to the continued employment or retirement of the grantees.  Beginning in fiscal 2015, the RSUs granted are accompanied by dividend equivalent rights, payable upon settlement of the RSU either in cash or shares (based on the terms of the particular award) upon settlement of the RSU and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of June 30, 2016 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2015	2,592.1	$70.31
Granted	1,610.3	77.62
Dividend equivalents	24.2	63.31
Vested	(1,297.5)	67.59
Forfeited	(133.7)	73.88
Nonvested at June 30, 2016	2,795.4	75.55

Performance Share Units

During fiscal 2016, the Company granted approximately 277,400 PSUs, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2018, all subject to the continued employment or retirement of the grantees.  Settlement will be made pursuant to a range of opportunities relative to the net sales, diluted net earnings per common share and return on invested capital targets of the Company and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs generally vest at the end of the performance period.  Approximately 274,300 shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 284,100 PSUs that vested as of June 30, 2016.  In September 2015, approximately 276,200 shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 249,900 PSUs which vested as of June 30, 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the status of the Company’s PSUs as of June 30, 2016 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2015	550.4	$71.59
Granted	277.4	77.35
Vested	(284.1)	67.38
Forfeited	(4.6)	67.31
Nonvested at June 30, 2016	539.1	76.81

Performance Share Units Based on Total Stockholder Return

During fiscal 2013, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods.  The first two performance periods ended June 30, 2015 and June 30, 2016, and the remaining performance period ends June 30, 2017.  The remaining PSUs will be settled based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  No settlement will occur on the remaining PSUs if the Company’s TSR falls below a minimum threshold, and up to an aggregate of 86,806 shares of the Company’s Class A Common Stock will be issued depending on the extent to which the Company’s TSR equals or exceeds the minimum threshold.  The remaining PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.

The grant date fair value of the PSUs of $11.0 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant, and the dividend yield is based on historical experience.  In September 2015, 42,549 shares of the Company’s Class A Common Stock were issued and related dividends were paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2015.  In September 2016, an additional 49,882 shares of the Company’s Class A Common Stock are anticipated to be issued, and related dividends to be paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2016.  The remaining PSUs have an aggregate target payout of 54,254 shares as of June 30, 2016.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019 and 2020.  Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period.  Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock.  The grant date fair value of these PSUs of $30.0 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Units

The Company grants share units to certain non-employee directors under the Amended and Restated Non-Employee Director Share Incentive Plan.  The share units are convertible into shares of the Company’s Class A Common Stock as provided for in that plan.  Share units are accompanied by dividend equivalent rights that are converted to additional share units when such dividends are declared.

The following is a summary of the status of the Company’s share units as of June 30, 2016 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2015	110.3	$41.24
Granted	8.9	84.35
Dividend equivalents	1.5	87.73
Converted	—	—
Outstanding at June 30, 2016	120.7	45.00

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $1.7 million, $3.4 million and $2.4 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2016, 2015 and 2014, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2016	2015	2014
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,114.6	$1,088.9	$1,204.1

Denominator:
Weighted-average common shares outstanding – Basic	370.0	379.3	386.2
Effect of dilutive stock options	4.6	4.6	5.0
Effect of PSUs	0.1	0.1	0.1
Effect of RSUs	1.8	1.6	1.4
Effect of performance share units based on TSR	0.1	0.1	0.1
Effect of market share unit	—	—	0.3
Weighted-average common shares outstanding – Diluted	376.6	385.7	393.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.01	$2.87	$3.12
Diluted	2.96	2.82	3.06

As of June 30, 2016, there were 0.2 million stock options excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2015, there were no anti-dilutive stock options to be excluded from the computation of diluted EPS.  As of June 30, 2014, there were 0.1 million anti-dilutive stock options excluded from the computation of diluted EPS.  As of June 30, 2016, 2015 and 2014, 0.5 million, 0.6 million and 0.5 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2016	2015	2014
Net unrealized investment gains (losses), beginning of year	$(0.1)	$1.4	$0.8
Unrealized investment gains (losses)	6.7	0.5	0.9
Benefit (provision) for deferred income taxes	—	(0.2)	(0.3)
Reclassification to earnings during the year (1)	—	(2.4)	—
Benefit (provision) for deferred income taxes on reclassification (2)	—	0.8	—
Translation adjustments	—	(0.2)	—
Net unrealized investment gains (losses), end of year	6.6	(0.1)	1.4

Net derivative instruments, beginning of year	43.9	(0.9)	18.3
Gain (loss) on derivative instruments	47.6	107.8	(22.2)
Benefit (provision) for deferred income taxes	(16.7)	(38.3)	7.9
Reclassification to earnings during the year:
Foreign currency forward contracts (3)	(65.2)	(37.8)	(7.2)
Settled interest rate-related derivatives (4)	(0.6)	(0.4)	(0.3)
Benefit (provision) for deferred income taxes on reclassification (2)	23.2	13.5	2.6
Net derivative instruments, end of year	32.2	43.9	(0.9)

Net pension and post-retirement adjustments, beginning of year	(235.0)	(233.0)	(213.7)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(112.5)	(48.3)	(42.1)
Net prior service credit (cost) recognized	(0.3)	—	6.7
Translation adjustments	6.0	15.8	(10.2)
Benefit (provision) for deferred income taxes	38.5	13.2	10.4
Amortization, settlements and curtailments included in net periodic benefit cost (5):
Net actuarial (gains) losses	22.2	21.2	18.0
Net prior service cost (credit)	3.3	3.3	4.4
Benefit (provision) for deferred income taxes on reclassification (2)	(7.3)	(7.2)	(6.5)
Net pension and post-retirement adjustments, end of year	(285.1)	(235.0)	(233.0)

Cumulative translation adjustments, beginning of year	(190.3)	132.2	37.1
Translation adjustments	(106.3)	(319.5)	96.7
Benefit (provision) for deferred income taxes	(1.9)	(3.0)	(1.6)
Cumulative translation adjustments, end of year	(298.5)	(190.3)	132.2

Accumulated other comprehensive income (loss)	$(544.8)	$(381.5)	$(100.3)

(1)  Amounts recorded in Interest income and investment income, net in the accompanying consolidated statements of earnings.

(2) Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.

(3)  For the year ended June 30, 2016, $17.2 million and $48.0 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2015, $9.1 million and $28.7 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings. For the year ended June 30, 2014, $4.5 million and $2.7 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.

(4) Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.

(5) See Note 13 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2016	2015	2014
Cash:
Cash paid during the year for interest	$78.8	$65.5	$66.0
Cash paid during the year for income taxes	$450.9	$417.4	$534.7

Non-cash investing and financing activities:
Incremental tax benefit from the exercise of stock options	$(8.0)	$(10.1)	$(8.1)
Capital lease and asset retirement obligations incurred	$27.1	$8.7	$12.9
Pending purchase price true-up payment	$—	$10.6	$—
Non-cash purchases (sales) of short- and long-term investments, net	$(2.2)	$1.8	$—
Property, plant and equipment accrued but unpaid	$28.5	$28.6	$30.5
Accrued dividend equivalents	$5.3	$3.4	$2.7
Accrued dividend distribution to noncontrolling interest	$1.1	$—	$—

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

Product category performance is measured based upon net sales before returns associated with restructuring activities, and earnings before income taxes, other income, interest expense, interest income and investment income, net, and charges associated with restructuring activities.  Returns and charges associated with restructuring activities are not allocated to the product categories because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures, and to transform and modernize the Company’s GTI.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2016	2015	2014
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$4,446.2	$4,478.7	$4,769.8
Makeup	4,702.6	4,304.6	4,210.2
Fragrance	1,486.7	1,416.4	1,425.0
Hair Care	554.2	530.6	515.6
Other	74.0	50.1	48.1
	11,263.7	10,780.4	10,968.7
(Returns) adjustments associated with restructuring activities	(1.4)	—	0.1
	$11,262.3	$10,780.4	$10,968.8

Depreciation and Amortization:
Skin Care	$150.5	$158.1	$157.1
Makeup	184.2	168.4	166.1
Fragrance	52.1	54.3	49.4
Hair Care	24.2	25.9	11.1
Other	3.7	2.6	0.9
	$414.7	$409.3	$384.6

Operating Income (Loss) before (charges) adjustments associated with restructuring activities:
Skin Care	$842.1	$832.2	$975.8
Makeup	758.3	659.3	715.9
Fragrance	87.4	82.8	104.1
Hair Care	51.8	37.9	33.7
Other	5.4	(5.9)	(4.8)
	1,745.0	1,606.3	1,824.7
Reconciliation:
(Charges) adjustments associated with restructuring activities	(134.7)	—	2.9
Interest expense	(70.7)	(60.0)	(59.4)
Interest income and investment income, net	15.6	14.3	8.6
Earnings before income taxes	$1,555.2	$1,560.6	$1,776.8

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2016	2015	2014
GEOGRAPHIC DATA
Net Sales:
The Americas	$4,710.3	$4,513.8	$4,572.3
Europe, the Middle East & Africa	4,380.7	4,086.4	4,163.7
Asia/Pacific	2,172.7	2,180.2	2,232.7
	11,263.7	10,780.4	10,968.7
(Returns) adjustments associated with restructuring activities	(1.4)	—	0.1
	$11,262.3	$10,780.4	$10,968.8

Operating Income (Loss):
The Americas	$346.1	$302.3	$537.3
Europe, the Middle East & Africa	1,027.1	943.3	938.3
Asia/Pacific	371.8	360.7	349.1
	1,745.0	1,606.3	1,824.7
(Charges) adjustments associated with restructuring activities	(134.7)	—	2.9
	$1,610.3	$1,606.3	$1,827.6

Total Assets:
The Americas	$5,423.7	$4,897.6	$4,337.4
Europe, the Middle East & Africa	3,016.0	2,614.2	2,657.0
Asia/Pacific	783.6	715.1	865.6
	$9,223.3	$8,226.9	$7,860.0

Long-Lived Assets (property, plant and equipment, net):
The Americas	$978.6	$956.8	$954.4
Europe, the Middle East & Africa	463.8	399.9	410.2
Asia/Pacific	140.9	133.5	138.0
	$1,583.3	$1,490.2	$1,502.6

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2016, 2015 and 2014 were $4,150.9 million, $3,972.1 million and $3,999.5 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2016, 2015 and 2014 were $862.2 million, $855.9 million and $849.9 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2016 and 2015:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2016
Net Sales	$2,834.7	$3,124.8	$2,656.5	$2,646.3	$11,262.3
Gross Profit	2,257.5	2,535.8	2,152.3	2,135.6	9,081.2
Operating Income	453.2	629.4	384.0	143.7	1,610.3
Net Earnings Attributable to The Estée Lauder Companies Inc.	309.3	446.2	265.6	93.5	1,114.6

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.83	1.21	.72	.25	3.01
Diluted	.82	1.19	.71	.25	2.96

Fiscal 2015
Net Sales	$2,631.0	$3,044.5	$2,580.5	$2,524.4	$10,780.4
Gross Profit	2,094.4	2,471.4	2,077.6	2,036.4	8,679.8
Operating Income	348.0	632.8	397.2	228.3	1,606.3
Net Earnings Attributable to The Estée Lauder Companies Inc.	228.1	435.7	272.1	153.0	1,088.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.60	1.15	.72	.41	2.87
Diluted	.59	1.13	.71	.40	2.82

(1)             As a result of the Company’s July 2014 SMI rollout, approximately $178 million of accelerated orders were recorded as net sales (approximately $127 million as operating income or $.21 per diluted common share) in the fiscal 2014 fourth quarter that would have occurred in the fiscal 2015 first quarter.

(2)             Fiscal 2016 second quarter results include charges associated with restructuring activities of $(18.5) million ($(12.4) million after tax, or $(.03) per diluted common share).

(3)             Fiscal 2016 third quarter results include charges associated with restructuring activities of $(15.2) million ($(9.3) million after tax, or $(.02) per diluted common share).  Fiscal 2015 third quarter results include a charge related to the remeasurement of net monetary assets in Venezuela of $(5.3) million, before and after tax, or $(.01) per diluted common share.

(4)             Fiscal 2016 fourth quarter results include charges associated with restructuring activities of $(101.0) million ($(69.6) million after tax, or $(.18) per diluted common share).

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2016

(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2016	$20.6	$13.5	$—	$10.0	(a)	$24.1

Year ended June 30, 2015	$23.9	$7.2	$—	$10.5	(a)	$20.6

Year ended June 30, 2014	$22.7	$9.5	$—	$8.3	(a)	$23.9

Sales return accrual:

Year ended June 30, 2016	$97.3	$373.1	$—	$374.6	(b)	$95.8

Year ended June 30, 2015	$93.7	$399.7	$—	$396.1	(b)	$97.3

Year ended June 30, 2014	$74.6	$410.2	$—	$391.1	(b)	$93.7

Deferred tax valuation allowance:

Year ended June 30, 2016	$120.9	$6.5	$—	$9.0		$118.4

Year ended June 30, 2015	$115.2	$9.8	$—	$4.1		$120.9

Year ended June 30, 2014	$92.9	$22.9	$—	$0.6		$115.2

Accrued restructuring for fiscal 2016 initiatives:

Year ended June 30, 2016	$—	$121.4	$—	$44.8		$76.6

Year ended June 30, 2015	$—	$—	$—	$—		$—

Year ended June 30, 2014	$—	$—	$—	$—		$—

(a)         Includes amounts written-off, net of recoveries.

(b)         Represents actual returns.

S-1

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a

Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on January 27, 2000) (SEC File No. 1-14064).*

3.3	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No. 1-14064).*

3.4	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

4.14

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

Exhibit Number	Description
4.16

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.17	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on August 23, 2013) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.14b

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.15

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.16	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.16a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

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

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.16e

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

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16i

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16j

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.16k

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.16l

Form of Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16m

Form of Performance Share Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16n

Form of Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16o

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

Exhibit Number	Description
10.16p

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.16q

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.16r

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16s

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16t

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16u

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16v

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16w

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.18

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.18a

Amendment No. 1 dated as of May 28, 2015, to the Credit Agreement, dated as of July 15, 2014 (the “Credit Agreement”), by and among The Estée Lauder Companies Inc. (the “Company”), the eligible subsidiaries of the Company as listed in the Credit Agreement, the lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (filed as Exhibit 10.18a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

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

10.23

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.23a

First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.23b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016. †

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