Form 10-Q
period 2016-09-30
ESTEE LAUDER COMPANIES INC
filed 2016-11-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

At October 26, 2016, 222,278,648 shares of the registrant’s Class A Common Stock, $.01 par value, and 144,161,737 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
	2016	2015
	(In millions, except per share data)

Net Sales	$2,865	$2,835
Cost of Sales	596	577

Gross Profit	2,269	2,258

Operating Expenses
Selling, general and administrative	1,825	1,805
Restructuring and other charges	26	—
Total operating expenses	1,851	1,805

Operating Income	418	453

Interest expense	21	17
Interest income and investment income, net	6	3
Earnings before Income Taxes	403	439

Provision for income taxes	107	128
Net Earnings	296	311

Net earnings attributable to noncontrolling interests	(2)	(2)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$294	$309

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.80	$.83
Diluted	$.79	$.82

Weighted-average common shares outstanding
Basic	366.4	372.5
Diluted	373.3	379.0

Cash dividends declared per common share	$.30	$.24

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
	2016	2015
	(In millions)

Net earnings	$296	$311

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(4)	1
Net derivative instrument gain (loss)	(6)	11
Amounts included in net periodic benefit cost	8	6
Translation adjustments	1	(79)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(1)	(7)
Total other comprehensive income (loss)	(2)	(68)
Comprehensive income (loss)	294	243

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(2)	(2)
Translation adjustments	(1)	—
	(3)	(2)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$291	$241

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
	2016	2016
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$664	$914
Short-term investments	525	469
Accounts receivable, net	1,624	1,258
Inventory and promotional merchandise, net	1,296	1,264
Prepaid expenses and other current assets	292	320
Total current assets	4,401	4,225

Property, Plant and Equipment, net	1,569	1,583

Other Assets
Long-term investments	1,050	1,108
Goodwill	1,229	1,228
Other intangible assets, net	340	344
Other assets	759	735
Total other assets	3,378	3,415
Total assets	$9,348	$9,223

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$592	$332
Accounts payable	546	717
Other accrued liabilities	1,574	1,632
Total current liabilities	2,712	2,681

Noncurrent Liabilities
Long-term debt	1,908	1,910
Other noncurrent liabilities	1,053	1,045
Total noncurrent liabilities	2,961	2,955

Contingencies (Note 8)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2016 and June 30, 2016; shares issued: 425,646,311 at September 30, 2016 and 424,109,008 at June 30, 2016; Class B shares authorized: 304,000,000 at September 30, 2016 and June 30, 2016; shares issued and outstanding: 144,161,737 at September 30, 2016 and 144,770,237 at June 30, 2016	6	6
Paid-in capital	3,286	3,161
Retained earnings	7,876	7,693
Accumulated other comprehensive loss	(548)	(545)
	10,620	10,315
Less: Treasury stock, at cost; 203,485,000 Class A shares at September 30, 2016 and 201,119,435 Class A shares at June 30, 2016	(6,963)	(6,743)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,657	3,572
Noncontrolling interests	18	15
Total equity	3,675	3,587
Total liabilities and equity	$9,348	$9,223

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net earnings	$296	$311
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	106	98
Deferred income taxes	(32)	(21)
Non-cash stock-based compensation	88	69
Excess tax benefits from stock-based compensation arrangements	(10)	(4)
Net (gain) loss on disposal of property, plant and equipment	(7)	2
Non-cash restructuring and other charges	1	—
Pension and post-retirement benefit expense	20	18
Pension and post-retirement benefit contributions	(4)	(7)
Change in fair value of contingent consideration	4	5
Other non-cash items	(4)	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(365)	(389)
Decrease (increase) in inventory and promotional merchandise, net	(31)	17
Decrease (increase) in other assets, net	4	(22)
Decrease in accounts payable	(170)	(101)
Increase (decrease) in other accrued and noncurrent liabilities	(46)	32
Net cash flows provided by (used for) operating activities	(150)	8

Cash Flows from Investing Activities
Capital expenditures	(85)	(90)
Payments for acquired businesses, net of cash acquired	(10)	(19)
Proceeds from disposition of investments	365	233
Purchases of investments	(348)	(688)
Proceeds from sale of property, plant and equipment	12	—
Net cash flows used for investing activities	(66)	(564)

Cash Flows from Financing Activities
Proceeds of current debt, net	263	426
Repayments and redemptions of long-term debt	(2)	(2)
Net proceeds from stock-based compensation transactions	26	6
Excess tax benefits from stock-based compensation arrangements	10	4
Payments to acquire treasury stock	(222)	(387)
Dividends paid to stockholders	(111)	(90)
Payments to noncontrolling interest holders for dividends	—	(1)
Net cash flows used for financing activities	(36)	(44)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(13)
Net Decrease in Cash and Cash Equivalents	(250)	(613)
Cash and Cash Equivalents at Beginning of Period	914	1,021
Cash and Cash Equivalents at End of Period	$664	$408

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were de minimis for the three months ended September 30, 2016 and $(84) million during the three months ended September 30, 2015.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $5 million and $(5) million during the three months ended September 30, 2016 and 2015, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $25 million and $24 million as of September 30, 2016 and June 30, 2016, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s largest customer sells products primarily within the United States and accounted for $307 million, or 11%, and $339 million, or 12%, of the Company’s consolidated net sales for the three months ended September 30, 2016 and 2015, respectively.  This customer accounted for $247 million, or 15%, and $164 million, or 13%, of the Company’s accounts receivable at September 30, 2016 and June 30, 2016, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	September 30	June 30
(In millions)	2016	2016
Raw materials	$293	$306
Work in process	148	177
Finished goods	671	622
Promotional merchandise	184	159
	$1,296	$1,264

Property, Plant and Equipment

	September 30	June 30
(In millions)	2016	2016
Assets (Useful Life)
Land	$19	$15
Buildings and improvements (10 to 40 years)	185	187
Machinery and equipment (3 to 10 years)	686	680
Computer hardware and software (4 to 15 years)	1,062	1,041
Furniture and fixtures (5 to 10 years)	91	84
Leasehold improvements	1,817	1,789
	3,860	3,796
Less accumulated depreciation and amortization	(2,291)	(2,213)
	$1,569	$1,583

The cost of assets related to projects in progress of $177 million and $186 million as of September 30, 2016 and June 30, 2016, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $102 million and $95 million during the three months ended September 30, 2016 and 2015, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2016	2016
Advertising, merchandising and sampling	$305	$283
Employee compensation	335	504
Payroll and other taxes	195	163
Other	739	682
	$1,574	$1,632

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 26.6% and 29.2% for the three months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate was attributable to a lower effective tax rate on the Company’s foreign operations, as well as a reduction in income tax reserves.

As of September 30, 2016 and June 30, 2016, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $83 million and $82 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2016 that, if recognized, would affect the effective tax rate was $55 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2016 in the accompanying consolidated statements of earnings was $1 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2016 and June 30, 2016 was $19 million and $18 million, respectively.  On the basis of the information available as of September 30, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $10 million to $15 million within the next twelve months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

Debt

As of September 30, 2016, the Company had $270 million of commercial paper outstanding, maturing through November 2016, which the Company is refinancing on a periodic basis at prevailing market interest rates as it matures. In October 2016, the Company increased the size of its commercial paper program to $1.5 billion (from $1.0 billion) under which it may issue commercial paper in the United States.

In October 2016, the Company replaced its undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 15, 2020 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  At September 30, 2016, no borrowings were outstanding under the Prior Facility.  The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The Company incurred costs of approximately $1 million to establish the New Facility, which will be amortized over the term of the facility.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

Recently Issued Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses.  In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, as well as additional disclosures.  In general, this guidance will require modified retrospective adoption for all outstanding instruments that fall under this guidance.

Effective date for the Company — Fiscal 2021 first quarter.

Impact on consolidated financial statements — Currently evaluating the impact of applying this guidance.

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

Effective date for the Company — Fiscal 2018 first quarter, with early adoption permitted.

Impact on consolidated financial statements — Currently evaluating the impact of applying this guidance.

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

Effective date for the Company — Fiscal 2020 first quarter, with early adoption permitted.

Impact on consolidated financial statements — Currently evaluating the impact of applying this guidance.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective date for the Company — Fiscal 2019, with early adoption permitted.  An entity is permitted to apply the foregoing guidance retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.

Impact on consolidated financial statements — The Company will apply all of this new guidance when they become effective in fiscal 2019 and has not yet selected a transition method.  The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of adoption on its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of September 30, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$496	$1	$—	$497
Foreign government and agency securities	76	—	—	76
Corporate notes and bonds	512	2	—	514
Time deposits	390	—	—	390
Other securities	21	—	—	21
Total	$1,495	$3	$—	$1,498

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$560	$3	$—	$563
Foreign government and agency securities	61	—	—	61
Corporate notes and bonds	454	3	—	457
Time deposits	390	—	—	390
Other securities	32	1	—	33
Total	$1,497	$7	$—	$1,504

The following table presents the Company’s available-for-sale securities by contractual maturity as of September 30, 2016:

(In millions)	Cost	Fair Value
Due within one year	$525	$525
Due after one through five years	970	973
	$1,495	$1,498

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of September 30, 2016:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$261	$—	$22	$—

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Three Months Ended September 30
(In millions)	2016	2015
Gross realized gains	$1	$—
Gross realized losses	—	—
Total	$1	$—

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $181 million and $194 million for the three months ended September 30, 2016 and 2015, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2016
Goodwill	$184	$460	$255	$393	$1,292
Accumulated impairments	(29)	—	—	(35)	(64)
	155	460	255	358	1,228

Goodwill acquired during the period	—	3	—	—	3
Translation adjustments	—	—	(2)	—	(2)
	—	3	(2)	—	1

Balance as of September 30, 2016
Goodwill	184	463	253	392	1,292
Accumulated impairments	(29)	—	—	(34)	(63)
	$155	$463	$253	$358	$1,229

Other intangible assets consist of the following:

	September 30, 2016			June 30, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$299	$248	$51	$299	$245	$54
License agreements	43	43	—	43	43	—
	$342	$291	51	$342	$288	54
Non-amortizable intangible assets:
Trademarks and other			289			290
Total intangible assets			$340			$344

The aggregate amortization expense related to amortizable intangible assets was $4 million for the three months ended September 30, 2016 and 2015.  The estimated aggregate amortization expense for the remainder of fiscal 2017 and for each of fiscal 2018 to 2021 is $10 million, $13 million, $12 million, $5 million and $4 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING ACTIVITIES

Background

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward” or “LBF”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.

The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through September 30, 2016, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.

Restructuring actions to be taken over the duration of LBF involve the redesigning, resizing and reorganization of select corporate functions and go-to-market structures to improve effectiveness and create cost efficiencies in support of increased investment in growth drivers.  As the Company continues to grow, it is important to more efficiently support its diverse portfolio of brands, channels and geographies in the rapidly evolving prestige beauty environment.  The initiatives being evaluated include the creation of a shared-services structure, either through Company-owned or third-party service providers in existing or lower-cost locations.  The Company also believes that decision-making in key areas of innovation, marketing and digital communications should be moved closer to the consumer to increase speed and local relevance.

In connection with LBF, at this time, the Company estimates a net reduction in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through September 30, 2016 were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$3	$87	$96	$190
Three months ended September 30, 2016	—	—	7	1	8
Cumulative through September 30, 2016	$4	$3	$94	$97	$198

Included in the above table, cumulative restructuring initiatives approved by the Company through September 30, 2016 by major cost type were:

(In millions)	Employee-Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Three months ended September 30, 2016	6	—	—	1	7
Cumulative through September 30, 2016	$81	$3	$5	$5	$94

During the three months ended September 30, 2016, the Company continued to approve initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels.  These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring initiatives for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Three months ended September 30, 2016	2	3	8	18	31
Cumulative through September 30, 2016	$3	$3	$83	$23	$112

Charges recorded during the three months ended September 30, 2016 included returns (and the related cost of sales) and inventory write-offs related to the exit of certain businesses in select markets and channels of distribution.  Cost of sales also included consulting and professional services incurred related to the design of supply chain planning activities.  Other charges associated with LBF initiatives primarily reflected consulting and other professional services related to the design of the future structures, processes and technologies of certain corporate functions and, to a lesser extent, costs to establish and maintain the LBF Project Management Office.  Other charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

Included in the above table, aggregate restructuring charges by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Three months ended September 30, 2016	5	1	2	—	8
Charges recorded through September 30, 2016	$79	$2	$2	$—	$83

Accrued restructuring charges from program inception through September 30, 2016 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Non-cash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	5	1	2	—	8
Cash payments	(7)	—	(2)	—	(9)
Non-cash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at September 30, 2016	$70	$—	$—	$—	$70

Accrued restructuring charges at September 30, 2016 are expected to result in cash expenditures funded from cash provided by operations of approximately $26 million, $36 million and $8 million in fiscal 2017, 2018 and 2019, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		September 30 2016	June 30 2016		September 30 2016	June 30 2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$33	$37	Other accrued liabilities	$21	$18
Interest rate swap contracts	Prepaid expenses and other current assets	14	18	Other accrued liabilities	—	—

Total Derivatives Designated as Hedging Instruments		47	55		21	18

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	4	11	Other accrued liabilities	3	8

Total Derivatives		$51	$66		$24	$26

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended		AOCI into	Three Months Ended
	September 30		Earnings	September 30
(In millions)	2016	2015	(Effective Portion)	2016	2015
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$3	$25	Cost of sales	$2	$4
			Selling, general and administrative	7	10
Total derivatives	$3	$25		$9	$14

(1) The amount of loss recognized in earnings related to the amount excluded from effectiveness testing was $1 million and de minimis for the three months ended September 2016 and 2015, respectively.  The gain recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for the three months ended September 30, 2016 and 2015.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended September 30
(In millions)	Derivatives	2016	2015
Derivatives in Fair Value Hedging Relationships

Interest rate swap contracts	Interest expense	$(4)	$8

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended September 30
(In millions)	Derivatives	2016	2015
Derivatives Not Designated as Hedging Instruments

Foreign currency forward contracts	Selling, general and administrative	$(2)	$7

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of September 2018.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of September 30, 2016, the Company’s foreign currency cash-flow hedges were highly effective.

At September 30, 2016, the Company had foreign currency forward contracts in the amount of $2,758 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($398 million), British pound ($398 million), Swiss franc ($324 million), Hong Kong dollar ($311 million), Chinese yuan ($291 million), Australian dollar ($146 million) and Japanese yen ($129 million).

The estimated net gain on the Company’s derivative instruments designated as cash-flow hedges as of September 30, 2016 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $11 million.  The accumulated gain on derivative instruments in AOCI was $44 million and $50 million as of September 30, 2016 and June 30, 2016, respectively.

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with a notional amount totaling $250 million to effectively convert the fixed rate interest on its 2022 Senior Notes to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $51 million at September 30, 2016.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$37	$—	$37
Interest rate swap contracts	—	14	—	14
Available-for-sale securities:
U.S. government and agency securities	—	497	—	497
Foreign government and agency securities	—	76	—	76
Corporate notes and bonds	—	514	—	514
Time deposits	—	390	—	390
Other securities	—	21	—	21
Total	$—	$1,549	$—	$1,549

Liabilities:
Foreign currency forward contracts	$—	$24	$—	$24
Contingent consideration	—	—	200	200
Total	$—	$24	$200	$224

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$48	$—	$48
Interest rate swap contracts	—	18	—	18
Available-for-sale securities:
U.S. government and agency securities	—	563	—	563
Foreign government and agency securities	—	61	—	61
Corporate notes and bonds	—	457	—	457
Time deposits	—	390	—	390
Other securities	—	33	—	33
Total	$—	$1,570	$—	$1,570

Liabilities:
Foreign currency forward contracts	$—	$26	$—	$26
Contingent consideration	—	—	196	196
Total	$—	$26	$196	$222

The estimated fair values of the Company’s financial instruments are as follows:

	September 30		June 30
	2016		2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$664	$664	$914	$914
Available-for-sale securities	1,498	1,498	1,504	1,504
Current and long-term debt	2,500	2,725	2,242	2,482
Additional purchase price payable	38	38	37	37
Contingent consideration	200	200	196	196

Derivatives
Foreign currency forward contracts — asset (liability), net	13	13	22	22
Interest rate swap contracts — asset (liability)	14	14	18	18

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

Contingent consideration — Contingent consideration obligations consist of potential obligations related to our acquisitions. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. The fair values of the contingent consideration related to certain acquisition earn-outs were estimated using a probability-weighted discount model that considers the achievement of the conditions upon which the respective contingent obligation is dependent (“Monte Carlo Method”).  The Monte Carlo Method has various inputs into the valuation model that include, at September 30, 2016, the risk-adjusted projected future operating results of the acquired entity, a risk-adjusted discount rate ranging from 1.2% to 1.7%, a measure of revenue volatility ranging from 4.8% to 14.0%, an asset volatility ranging from 28.6% to 31.0% and a revenue/earnings before income tax, depreciation and amortization correlation factor of 80%.  Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rate, volatility or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the three months ended September 30, 2016 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2016	$196
Change in fair value	4
Contingent consideration at September 30, 2016	$200

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

The components of net periodic benefit cost for the three months ended September 30, 2016 and 2015 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$9	$8	$7	$6	$1	$1
Interest cost	8	8	3	4	2	2
Expected return on plan assets	(13)	(12)	(4)	(5)	(1)	(1)
Amortization of:
Prior service cost	1	—	—	1	—	—
Actuarial loss	4	3	3	3	—	—
Net periodic benefit cost	$9	$7	$9	$9	$2	$2

During the three months ended September 30, 2016, the Company made contributions to its international pension plans totaling approximately $2 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2016	2016
Other assets	$78	$79
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(439)	(429)
Funded status	(388)	(377)
Accumulated other comprehensive loss	419	427
Net amount recognized	$31	$50

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return (“TSR”), long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2016	2015
Stock-based compensation expense	$88	$69
Income tax benefit	29	22

Stock Options

During the three months ended September 30, 2016, the Company granted approximately 2.4 million stock options with a weighted-average exercise price per share of $89.47 and a weighted-average grant date fair value per share of $22.83. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2016, was $32 million.

Restricted Stock Units

The Company granted approximately 1.4 million RSUs during the three months ended September 30, 2016 with a weighted-average grant date fair value per share of $89.47 which, at the time of grant, were scheduled to vest as follows: 0.5 million in fiscal 2018, 0.5 million in fiscal 2019 and 0.4 million in fiscal 2020.  All RSUs are subject to the continued employment or retirement of the grantees.  The RSUs granted are accompanied by dividend equivalent rights, payable upon settlement either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units

During the three months ended September 30, 2016, the Company granted approximately 0.3 million PSUs with a weighted-average grant date fair value per share of $89.47, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2019, all subject to the continued employment or retirement of the grantees.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.  In September 2016, approximately 0.3 million shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2016.

Performance Share Units Based on Total Stockholder Return

In September 2016, 49,882 shares of the Company’s Class A Common Stock were issued, and related dividends paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2016.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2016	2015
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$294	$309

Denominator:
Weighted-average common shares outstanding — Basic	366.4	372.5
Effect of dilutive stock options	4.5	4.4
Effect of PSUs	0.1	—
Effect of RSUs	2.3	2.0
Effect of PSUs based on TSR	—	0.1
Weighted-average common shares outstanding — Diluted	373.3	379.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.80	$.83
Diluted	.79	.82

As of September 30, 2016 and 2015, outstanding options to purchase 2.6 million and 2.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2016 and 2015, 0.8 million shares of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock Programs.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance at June 30, 2016	$6	$3,161	$7,693	$(545)	$(6,743)	$3,572	$15	$3,587
Net earnings	—	—	294	—	—	294	2	296
Common stock dividends	—	1	(111)	—	—	(110)	—	(110)
Other comprehensive income (loss)	—	—	—	(3)	—	(3)	1	(2)
Acquisition of treasury stock	—	—	—	—	(207)	(207)	—	(207)
Stock-based compensation	—	124	—	—	(13)	111	—	111
Balance at September 30, 2016	$6	$3,286	$7,876	$(548)	$(6,963)	$3,657	$18	$3,675

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2016:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2016	August 31, 2016	September 15, 2016	$.30

On November 1, 2016, a dividend was declared in the amount of $.34 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 15, 2016 to stockholders of record at the close of business on November 30, 2016.

Common Stock

During the three months ended September 30, 2016, the Company purchased approximately 2.4 million shares of its Class A Common Stock for $222 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2016, approximately 0.6 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2016:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2016	$7	$32	$(285)	$(299)	$(545)
OCI before reclassifications	(3)	2	(1)	—	(2)
Amounts reclassified from AOCI	(1)	(6)	6	—	(1)
Net current-period OCI	(4)	(4)	5	—	(3)
Balance at September 30, 2016	$3	$28	$(280)	$(299)	$(548)

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2016 and 2015:

	Amount Reclassified from AOCI
	Three Months Ended September 30		Affected Line Item in Consolidated
(In millions)	2016	2015	Statements of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$1	$—	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	Provision for income taxes
	$1	$—	Net earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$2	$4	Cost of sales
Foreign currency forward contracts	7	10	Selling, general and administrative
	9	14	Earnings before income taxes
Benefit (provision) for deferred taxes	(3)	(5)	Provision for income taxes
	$6	$9	Net earnings
Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(1)	$(1)	(1)
Amortization of actuarial loss	(7)	(6)	(1)
	(8)	(7)	Earnings before income taxes
Benefit (provision) for deferred taxes	2	2	Provision for income taxes
	$(6)	$(5)	Net earnings
Total reclassification adjustments, net	$1	$4	Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2016 and 2015 is as follows:

(In millions)	2016	2015
Cash:
Cash paid during the period for interest	$8	$8
Cash paid during the period for income taxes	$71	$56

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$5	$5
Non-cash purchases (sales) of short- and long-term investments, net	$14	$2
Property, plant and equipment accrued but unpaid	$36	$30

NOTE 13 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, interest expense and interest income and investment income, net.  Returns and charges associated with restructuring activities are not allocated to product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2016.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2016	2015
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,102	$1,109
Makeup	1,166	1,162
Fragrance	442	413
Hair Care	136	134
Other	21	17
	2,867	2,835
Returns associated with restructuring activities	(2)	—
Net Sales	$2,865	$2,835
Operating Income (Loss):
Skin Care	$212	$190
Makeup	149	189
Fragrance	72	66
Hair Care	13	6
Other	3	2
	449	453

Reconciliation:
Charges associated with restructuring activities	(31)	—
Interest expense	(21)	(17)
Interest income and investment income, net	6	3
Earnings before income taxes	$403	$439

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,233	$1,268
Europe, the Middle East & Africa	1,044	1,017
Asia/Pacific	590	550
	2,867	2,835
Returns associated with restructuring activities	(2)	—
Net Sales	$2,865	$2,835
Operating Income (Loss):
The Americas	$63	$90
Europe, the Middle East & Africa	256	244
Asia/Pacific	130	119
	449	453
Charges associated with restructuring activities	(31)	—
Operating Income	$418	$453

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2016 and 2015, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2016	2015
NET SALES
By Region:
The Americas	$1,233	$1,268
Europe, the Middle East & Africa	1,044	1,017
Asia/Pacific	590	550
	2,867	2,835
Returns associated with restructuring activities	(2)	—
Net Sales	$2,865	$2,835

By Product Category:
Skin Care	$1,102	$1,109
Makeup	1,166	1,162
Fragrance	442	413
Hair Care	136	134
Other	21	17
	2,867	2,835
Returns associated with restructuring activities	(2)	—
Net Sales	$2,865	$2,835

OPERATING INCOME (LOSS)
By Region:
The Americas	$63	$90
Europe, the Middle East & Africa	256	244
Asia/Pacific	130	119
	449	453
Charges associated with restructuring activities	(31)	—
Operating Income	$418	$453

By Product Category:
Skin Care	$212	$190
Makeup	149	189
Fragrance	72	66
Hair Care	13	6
Other	3	2
	449	453
Charges associated with restructuring activities	(31)	—
Operating Income	$418	$453

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	20.8	20.4
Gross profit	79.2	79.6

Operating expenses
Selling, general and administrative	63.7	63.6
Restructuring and other charges	0.9	—
Total operating expenses	64.6	63.6

Operating income	14.6	16.0
Interest expense	0.7	0.6
Interest income and investment income, net	0.2	0.1

Earnings before income taxes	14.1	15.5
Provision for income taxes	3.7	4.5

Net earnings	10.3	11.0
Net earnings attributable to noncontrolling interests	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	10.3%	10.9%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.

Our diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty. We believe that our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass distribution.  Skin care, our most profitable product category historically, remains a strategic priority for us, and we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de la Mer from La Mer.  We also continue to develop and introduce new products, such as Advanced Night Repair Intensive Recovery Ampoules and Advanced Night Repair Recovery Powerfoil Mask from Estée Lauder, The Pep-Start line of products from Clinique, and the Moisturizing Soft Lotion from La Mer.  While growth in global prestige skin care remained relatively slow, global prestige makeup continued to be the fastest growing category.  We introduced new makeup products, including new collections from our makeup artist brands and Smashbox, Double Wear Nude Cushion Stick Radiant Makeup and Pure Color Envy Hi-Lustre Light Sculpting Lipstick from Estée Lauder, and Superbalanced silk makeup broad spectrum SPF 15 from Clinique.  The continued rapid growth in this category has attracted new competitors as barriers to entry have lowered; however, we continue to believe that the makeup category represents one of our most compelling growth opportunities. Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, new launches such as Basil and Neroli from Jo Malone London, and incremental net sales from our fiscal 2016 acquisition of By Kilian.  In addition, we are expanding our hair care brands in salons and other retail channels.  To complement the strategies in our existing business, we are continuously looking to acquire and grow brands that we believe have significant growth potential and may provide unique opportunities for profitable growth in the future.

Our global footprint provides many avenues of growth.  We are leveraging our regional organizations and the talents and expertise of our people in an effort to continue to be locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth in large, image-building core markets such as the United States, the United Kingdom, France, Italy, Japan and Korea by strengthening our presence in these areas.  In addition, we are broadening our presence in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia, India, Mexico and South Africa.  In some markets, we continue to see slow department store traffic, which is particularly affecting Estée Lauder and M•A•C, as well as the impact of a decrease in tourism in the United States that has impacted certain M•A•C freestanding stores.  However, we are growing faster in other channels, where there is continued opportunity to add brands to existing markets and expand into new markets, such as e- and m-commerce and specialty multi-brand retailers.  In October 2016, we signed an agreement to acquire BECCA, a high-growth makeup brand that has a robust presence within specialty multi-brand retailers.

In North America, we are hosting targeted in-store events to support key innovations in multiple channels, and we are increasing our presence in specialty multi-brand retailers and freestanding retail stores.  We have opportunities to accelerate our growth within specialty multi-brand retailers by adding brands to existing retail locations and through new doors being opened by such retailers.  Internationally, we are expanding our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  We approach distribution strategically by brand, as each is at a different stage of development. We seek to optimize distribution in both channels and geographies, matching each brand with appropriate opportunities while maintaining high productivity per door.  We focus on those areas where we believe our brands will expand consumer coverage and gain high-quality distribution consistent with their positioning.  As part of this strategy, we continue to expand brands in our travel retail channel, which benefits from increasing international passenger traffic.  Travel retail continues to be an important channel for brand building and profit margin expansion, although it is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.  We have strategies focused on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  This includes partnering with our retailers to open individually branded boutiques within airports to compete more effectively in this channel.  We are broadening our online portfolio around the world by adding brands to existing markets and entering new markets, resulting in strong net sales growth in the online channel, and we continue to develop and test omnichannel concepts to better serve consumers as they shop across channels.  We have identified opportunities to expand our online portfolio around the world, which we expect will result in continued net sales growth in this channel.  Our success in delivering particularly strong online growth in emerging markets is a result of taking key learnings from our online strategy in established markets, such as the United States, the United Kingdom and Germany, and customizing them to meet local market needs.  To further drive our online sales, we are planning new e- and m-commerce site launches in new and existing markets, and we are extending our third-party platform model, which has been successful in China, into certain other international locations.

THE ESTÉE LAUDER COMPANIES INC.

While our business is performing well overall, we are faced with strong competition globally and economic challenges in certain countries. In particular, we are cautious of the continued slow retail environment in Hong Kong, and the decline in retail traffic primarily related to mid-tier department stores in the United States as a result of the impact of shifts in preferences of certain consumers as to where and how they shop for our products.  We are also cautious of the continued strength of the U.S. dollar in relation to most currencies and its impact on tourism, which has particularly impacted certain M•A•C freestanding stores in the United States.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East, the United Kingdom’s anticipated exit from the European Union, and global security issues.

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

We navigate through short-term volatility while focusing on our long-term strategy and using our multiple engines of growth that we believe will promote sustainable results.  We are increasing our presence in emerging markets, continuing efforts to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We are also strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe will enable us to introduce products that resonate with consumers.  Some initiatives will involve new sub-categories and others may expand key franchises.  We expect to leverage our top line growth through greater productivity due, in part, to cost savings and efficiencies from our Strategic Modernization Initiative (“SMI”).

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through September 30, 2016, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion behind future growth initiatives.  For additional information about Leading Beauty Forward, see Notes to Consolidated Financial Statements, Note 4 — Charges Associated with Restructuring Activities.

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

As referenced by the Company, our heritage brands are Estée Lauder, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands, and our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.

THE ESTÉE LAUDER COMPANIES INC.

First Quarter Fiscal 2017 as Compared with First Quarter Fiscal 2016

NET SALES

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$2,865	$2,835
$ Change from prior-year period	30
% Change from prior-year period	1%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	2%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales grew in each product category, with the exception of skin care, and in each geographic region, with the exception of the Americas.  Skin care net sales decreased slightly, due to the unfavorable impact of foreign currency translation.  However, this category benefited from increased sales of certain products, particularly from La Mer and Origins.  Net sales increases from Tom Ford, Estée Lauder, Clinique and Smashbox drove growth in the makeup category.  Our fragrance category primarily benefited from net sales increases from Jo Malone London.  Increased sales from our acquisitions during the past two years also contributed to our skin care and fragrance businesses.  The net sales increase in our hair care category was driven by growth from Bumble and bumble in specialty multi-brand retailers, along with strategic targeted consumer reach.  Each of our product categories benefited from brand expansion, comparable door sales growth from certain brands, new product offerings and growth from emerging markets.

Returns associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net Sales by Product Categories and Geographic Regions exclude impact of returns associated with restructuring activities of $2 million.

Product Categories

Skin Care

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$1,102	$1,109
$ Change from prior-year period	(7)
% Change from prior-year period	(1)%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	Less than 1%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Skin care net sales decreased, reflecting approximately $12 million of unfavorable foreign currency translation.  The reported net sales decrease reflected lower net sales from Estée Lauder and Clinique of approximately $45 million, combined. The decrease in net sales of Estée Lauder and Clinique products was due, in part, to lower sales in certain countries within Asia/Pacific, reflecting continued retail softness.  These lower net sales also reflected a difficult comparison with greater launch activity in the prior-year period.  These decreases were partially offset by higher net sales of La Mer, Origins, Aveda and Bobbi Brown products of approximately $33 million, combined.  Net sales of La Mer products grew in all regions, reflecting the launch of The Moisturizing Soft Lotion, brand expansion in the travel retail channel, and increased sales of existing products.  The increase in net sales of Origins products was due, in part, to higher sales of facial mask products.  Net sales growth in skin care from Aveda was due to the introduction of the Tulasara line of products.  The increase in net sales of Bobbi Brown skin care products was due to the launch of the Instant Confident Stick.

Makeup

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$1,166	$1,162
$ Change from prior-year period	4
% Change from prior-year period	Less than 1%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	1%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Makeup net sales increased slightly despite approximately $10 million of unfavorable foreign currency translation. The reported net sales increase primarily reflected higher net sales from Tom Ford, Estée Lauder, Clinique and Smashbox of approximately $37 million, combined. The increase in Tom Ford net sales was driven by higher sales of lip color products. Net sales of Estée Lauder products improved, partially due to higher sales from the Double Wear line of products and the Pure Color Envy franchise.  The higher net sales from Clinique reflected incremental sales from new launches such as Superbalanced silk makeup broad spectrum SPF 15.  Sales increases from Smashbox were primarily driven by specialty multi-brand retailers, reflecting the overall strength of the makeup category in that channel.  Partially offsetting these increases were lower net sales from M•A•C, and to a lesser extent, Bobbi Brown of approximately $30 million, combined.  The lower net sales from M•A•C primarily reflected the decline in U.S. mid-tier department store traffic and in certain M•A•C freestanding stores in the United States as a result of a decrease in tourism.  The decrease in Bobbi Brown net sales was primarily due to a difficult comparison with the prior-year period that featured greater launch activity.

Fragrance

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$442	$413
$ Change from prior-year period	29
% Change from prior-year period	7%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	10%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance net sales increased despite approximately $11 million of unfavorable foreign currency translation.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Le Labo, as well as incremental sales from By Kilian of approximately $37 million, combined.  The higher net sales from Jo Malone London were, in part, due to strategic targeted consumer reach in the travel retail and department store channels, the recent launch of Basil and Neroli, and increased sales of existing products.  These increases were partially offset by lower net sales from certain designer fragrances of approximately $15 million.

Hair Care

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$136	$134
$ Change from prior-year period	2
% Change from prior-year period	1%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	1%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Hair care net sales increased, primarily reflecting increased distribution of Bumble and bumble products in specialty multi-brand retailers, along with strategic targeted consumer reach.  Net sales from Aveda were slightly lower due to the planned launch of its hair care initiatives later this fiscal year.

Geographic Regions

The Americas

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$1,233	$1,268
$ Change from prior-year period	(35)
% Change from prior-year period	(3)%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	(2)%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in the Americas decreased, primarily reflecting lower sales in the makeup category.  Net sales in the United States decreased approximately $42 million.  The decrease reflected lower makeup net sales from M•A•C, as well as lower net sales from certain designer fragrances. Net sales were impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that principally affected Estée Lauder and M•A•C, as well as certain M•A•C freestanding stores in the United States as a result of a decrease in tourism.  Partially offsetting this decrease was an increase in net sales in Latin America and Canada of approximately $7 million, combined.  The increase in sales in Latin America primarily reflected higher net sales in Mexico and Chile.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$1,044	$1,017
$ Change from prior-year period	27
% Change from prior-year period	3%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	7%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in Europe, the Middle East & Africa increased despite approximately $43 million of unfavorable foreign currency translation. Higher sales from our travel retail business, and in Italy, Germany, Iberia and the Balkans totaled approximately $67 million, combined.  The sales growth in our travel retail business reflected higher net sales from Jo Malone London, Tom Ford, M•A•C, Bobbi Brown and Aveda, driven in part by strategic targeted consumer reach and new product offerings.  The higher net sales in Italy, Germany, Iberia and the Balkans were primarily driven by increased net sales from Estée Lauder, Clinique, M•A•C and La Mer.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $46 million, combined.  The lower net sales in the United Kingdom were due to the negative impact of foreign currency translation.  Excluding this impact, net sales in the United Kingdom increased, primarily driven by higher net sales from Tom Ford, Jo Malone London and Estée Lauder, partially reflecting the timing of new product launches. The lower net sales in the Middle East were primarily driven by the rebalancing of inventory levels by certain of our distributors reflecting the impact of the macroeconomic environment on consumer purchases.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Net Sales	$590	$550
$ Change from prior-year period	40
% Change from prior-year period	7%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	5%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in Asia/Pacific increased, reflecting approximately $14 million of favorable foreign currency translation.  Higher net sales in Japan, Korea and Australia totaled approximately $38 million, combined, partially reflecting the favorable impact of foreign currency translation, as well as increased sales from our makeup artist brands and certain of our luxury brands, including Jo Malone London and Tom Ford.  These increases were partially offset by lower net sales in Hong Kong and China of approximately $9 million, combined.  The lower net sales in Hong Kong were primarily driven by the continued decrease in traveling Chinese consumers and changes in their spending patterns, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in China was driven by the unfavorable impact of foreign currency translation.  Excluding this impact, net sales in China increased, primarily reflecting successful promotional events both online and in store at specialty multi-brand retailers.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

GROSS PROFIT

Gross profit decreased to 79.2% as compared with 79.6% in the prior-year period.

Favorable (Unfavorable) Basis Points
Foreign exchange transactions	(50)
Mix of business	(20)
Obsolescence charges	(20)
Manufacturing variances	60
Subtotal	(30)
Charges associated with restructuring activities	(10)
Total	(40)

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 64.6% as compared with 63.6% in the prior-year period.

Favorable (Unfavorable) Basis Points
Stock-based compensation	(60)
Store operating costs	(50)
Selling	(40)
Shipping	(20)
Advertising, merchandising and sampling	60
Gain on sale of property, plant and equipment	40
Foreign exchange transactions	40
Product development and research and development	20
Subtotal	(10)
Restructuring and other charges	(90)
Total	(100)

The increase in operating expenses reflected higher stock-based compensation, primarily related to accounting for grants to retirement-eligible employees, and higher store operating costs related to selective global expansion.  These increases were partially offset by lower advertising, merchandising and sampling costs due, in part, to using media formats that carry lower cost structures.

Changes in advertising, merchandising and sampling spending result from the type, timing and level of activities related to product launches and rollouts, as well as the markets and brands being emphasized.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$418	$453
$ Change from prior-year period	(35)
% Change from prior-year period	(8)%

Operating Margin	14.6%	16.0%

Non-GAAP Financial Measure (a):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring activities	(1)%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The overall operating results and operating margin were impacted by unfavorable foreign currency translation of approximately $10 million, which negatively impacted each product category and geographic region, with the exception of hair care and Asia/Pacific.  In addition, the operating results for the current-year period include the impact of charges associated with restructuring activities of $31 million.  Adjusting for the impact of the charges associated with restructuring activities, operating income would have decreased 1% and operating margin would have decreased 30 basis points.

Charges associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Operating Income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring activities.

Product Categories

Skin Care

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$212	$190
$ Change from prior-year period	22
% Change from prior-year period	12%

Skin care operating income increased, reflecting higher results from Clinique, La Mer and Estée Lauder.  The higher results from Clinique and Estée Lauder were primarily due to a favorable comparison to the higher level of prior-year period support spending behind launches such as New Dimension from Estée Lauder. The increase in operating income from La Mer reflected higher net sales.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$149	$189
$ Change from prior-year period	(40)
% Change from prior-year period	(21)%

Makeup operating income decreased, reflecting lower results from M•A•C primarily due to a decrease in net sales.  These lower results were partially offset by higher results from Estée Lauder, Clinique, Tom Ford and Smashbox, reflecting higher net sales.

Fragrance

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$72	$66
$ Change from prior-year period	6
% Change from prior-year period	9%

Fragrance operating income increased, reflecting higher results from Jo Malone London and Estée Lauder reflecting higher net sales.  The higher results from Estée Lauder also reflected a favorable comparison to the higher level of prior-year period support spending behind launches such as Modern Muse Le Rouge.  Partially offsetting these higher results were lower results from Tom Ford reflecting higher investments behind new products.

Hair Care

	Three Months Ended September 30
($ in millions)	2016		2015

As Reported:
Operating Income	$13		$6
$ Change from prior-year period	7
% Change from prior-year period	100+	%

Hair care operating income increased, primarily reflecting higher results from Aveda due to effective expense management.  Operating results from Bumble and bumble also increased, reflecting higher net sales.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Americas

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$63	$90
$ Change from prior-year period	(27)
% Change from prior-year period	(30)%

Operating income in the Americas decreased, primarily reflecting lower results from M•A•C due to a decrease in net sales.  Operating income was impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that principally affected Estée Lauder and M•A•C, as well as certain M•A•C freestanding stores in the United States, as a result of a decrease in tourism.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$256	$244
$ Change from prior-year period	12
% Change from prior-year period	5%

In Europe, the Middle East & Africa, operating income increased, primarily reflecting higher results from our travel retail business and Switzerland of approximately $48 million, combined.  The higher results in our travel retail business reflected higher net sales.  The increased operating results in Switzerland were primarily due to a gain on the sale of property, plant and equipment.  These higher results were partially offset by lower results in the Middle East, France and the United Kingdom of approximately $33 million, combined.  The lower results in France were partially due to higher investment spending behind our makeup artist brands and certain of our heritage brands, as well as lower net sales due to a decline in tourism.  The lower results in the United Kingdom were driven by the negative impact of foreign currency.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2016	2015

As Reported:
Operating Income	$130	$119
$ Change from prior-year period	11
% Change from prior-year period	9%

Operating income increased in Asia/Pacific, reflecting higher results in Japan and China of approximately $12 million, combined, driven by constant currency sales growth.  The results in China also reflected a decrease in advertising, merchandising and sampling costs. These higher results were partially offset by lower results in Hong Kong due to lower net sales and, to a lesser extent, Australia of approximately $5 million, combined.  The lower results in Australia were due to higher selling and store operations costs attributable to increased distribution related to freestanding stores.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2016	2015
Interest expense	$21	$17
Interest income and investment income, net	$6	$3

Interest expense increased as compared with the prior-year period, primarily due to higher short-and long-term debt levels.  Interest and investment income, net increased primarily due to higher cash and long-term investment balances, as well as from an increase in interest rates.

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

	Three Months Ended September 30
	2016	2015

Effective rate for income taxes	26.6%	29.2%
Basis-point change from the prior-year period	(260)

The decrease in the effective tax rate was attributable to a lower effective tax rate on our foreign operations, as well as a reduction in income tax reserves.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2016	2015

As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$294	$309
$ Change from prior-year period	(15)
% Change from prior-year period	(5)%
Diluted net earnings per common share	$.79	$.82
% Change from prior-year period	(3)%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring activities	3%

(a) See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring activities and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Three Months Ended September 30			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency
Net Sales, as reported	$2,865	$2,835	$30	1%	2%
Returns associated with restructuring activities	2	—	2
Net Sales, as adjusted	$2,867	$2,835	$32	1%	2%

					% Change
	Three Months Ended September 30			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency
Operating Income, as reported	$418	$453	$(35)	(8)%	(6)%
Charges associated with restructuring activities	31	—	31
Operating Income, as adjusted	$449	$453	$(4)	(1)%	1%

					% Change
	Three Months Ended September 30			%	in Constant
	2016	2015	Variance	Change	Currency
Diluted net earnings per common share, as reported	$.79	$.82	$(.03)	(3)%	(1)%
Charges associated with restructuring activities	.05	—	.05
Diluted net earnings per common share, as adjusted	$.84	$.82	$.02	3%	5%

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Variance	Add: Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$1,102	$1,109	$(7)	$12	$5	(1)%	—%
Makeup	1,166	1,162	4	10	14	—	1
Fragrance	442	413	29	11	40	7	10
Hair Care	136	134	2	—	2	1	1
Other	21	17	4	—	4	24	24
Total	$2,867	$2,835	$32	$33	$65	1%	2%

Region:
The Americas	$1,233	$1,268	$(35)	$4	$(31)	(3)%	(2)%
Europe, the Middle East & Africa	1,044	1,017	27	43	70	3	7
Asia/Pacific	590	550	40	(14)	26	7	5
Total	$2,867	$2,835	$32	$33	$65	1%	2%

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2016, we had cash and cash equivalents of $664 million compared with $914 million at June 30, 2016.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at September 30, 2016 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 26, 2016, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At September 30, 2016, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (1), (8)	$455	$—	$455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (2), (8)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (3), (8)	293	—	293
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	197	—	197
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (5), (8)	263	—	263
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (6), (8)	448	—	448
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (7), (8)	—	305	305
Commercial paper that matures through November 2016 (0.54% average interest rate)	—	270	270
Other borrowings	5	17	22
	$1,908	$592	$2,500

(1)             Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $5 million.

(2)             Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.

(3)             Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $4 million.

(4)             Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.

(5)             Consists of $250 million principal, a $14 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(6)             Consists of $450 million principal and debt issuance costs of $2 million.

(7)             Consists of $300 million principal and a $5 million adjustment to reflect the termination value of interest rate swaps.

(8)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

In October 2016, we increased the size of our commercial paper program to $1.5 billion (from $1.0 billion) under which we may issue commercial paper in the United States.  At October 26, 2016, we had $305 million of commercial paper outstanding, which we may refinance on a periodic basis, at then-prevailing market interest rates, as it matures.

In October 2016, we replaced our undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 15, 2020 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  We incurred costs of approximately $1 million to establish the New Facility, which will be amortized over the term of the facility.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on our current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 41% at September 30, 2016 from 39% at June 30, 2016, primarily due to the issuance of commercial paper.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

	Three Months Ended September 30
(In millions)	2016	2015
Net cash provided by (used for) operating activities	$(150)	$8
Net cash used for investing activities	$66	$564
Net cash used for financing activities	$36	$44

The decrease in cash flows from operations reflected an unfavorable change in accounts payable, primarily due to the timing of payments.  This decrease also reflected a change in other accrued liabilities, partially reflecting the payment of accrued annual incentive employee compensation and a reduction in accrued income taxes due to the timing of payments.  Also contributing to the decrease was an unfavorable change in inventory and a decrease in net earnings.  These decreases were partially offset by a decrease in accounts receivable, reflecting the timing of shipments and collections, and a decrease in other assets primarily driven by a favorable change in prepaid taxes.

The decrease in net cash used for investing activities reflected lower net purchases of investments in connection with our cash investment strategy.

The decrease in net cash used for financing activities primarily reflected lower treasury stock purchases, partially offset by a change in short-term debt due to lower commercial paper borrowings in the current-year period.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2016, see Notes to Consolidated Financial Statements, Note 11 — Equity.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

During the first quarter of fiscal 2017, we changed our market risk assessment model from a value-at-risk model to a sensitivity based model. This sensitivity analysis utilizes hypothetical changes in currency exchange rates and interest rates at the end of the reporting period to express the potential future losses for an instrument or portfolio from adverse changes in market factors.  We believe this model provides greater insight into the impact of market risk exposures on our derivative instruments.

THE ESTÉE LAUDER COMPANIES INC.

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $15 million and $22 million as of September 30, 2016 and June 30, 2016, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $14 million and $15 million as of September 30, 2016 and June 30, 2016, respectively.

Our sensitivity analysis represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results, which may or may not occur.  It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our portfolio of derivative financial instruments during the year.  We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities, other than operating leases, that would be expected to have a material current or future effect upon our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Since June 30, 2016, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

THE ESTÉE LAUDER COMPANIES INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend,” “forecast” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information systems initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2016 and, based on their evaluation have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(b)   Internal Control over Financial Reporting

As disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, during the fourth quarter of fiscal 2016, we identified a material weakness in internal control over financial reporting related to ineffective general information technology controls in the areas of user access and program change management over certain technology systems that are relevant to our financial reporting processes and system of internal control over financial reporting.

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.  Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.  In addition, we continue to implement the remediation plan for this material weakness as disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, which is described below.

THE ESTÉE LAUDER COMPANIES INC.

(c)    Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation Plan

Management is continuing to implement the remediation plan as disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by our Board of Directors to repurchase up to 216.0 million shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of September 30, 2016, the cumulative total of acquired shares pursuant to the authorization was 199.8 million, reducing the remaining authorized share repurchase balance to 16.2 million.  During the three months ended September 30, 2016, we purchased approximately 2.2 million shares pursuant to the authorization for $207 million as outlined in the following table:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 2016	1,725,000		$92.12	1,725,000	16,767,555
August 2016	469,547	(2)	92.94	441,702	16,325,853
September 2016	217,068	(2)	88.86	80,041	16,245,812
	2,411,615		91.98	2,246,743

(1)             In November 2012, our Board of Directors authorized the repurchase of 40.0 million shares.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: November 2, 2016	By:	/s/TRACEY T. TRAVIS
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