Form 10-Q
period 2016-12-31
ESTEE LAUDER COMPANIES INC
filed 2017-02-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

At January 26, 2017, 222,244,079 shares of the registrant’s Class A Common Stock, $.01 par value, and 144,161,737 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
	(In millions, except per share data)

Net Sales	$3,208	$3,124	$6,073	$5,959
Cost of Sales	637	589	1,233	1,166

Gross Profit	2,571	2,535	4,840	4,793

Operating Expenses
Selling, general and administrative	1,917	1,886	3,742	3,691
Restructuring and other charges	37	19	63	19
Total operating expenses	1,954	1,905	3,805	3,710

Operating Income	617	630	1,035	1,083

Interest expense	22	17	43	34
Interest income and investment income, net	5	3	11	6
Earnings before Income Taxes	600	616	1,003	1,055

Provision for income taxes	170	167	277	295
Net Earnings	430	449	726	760

Net earnings attributable to noncontrolling interests	(2)	(2)	(4)	(4)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$428	$447	$722	$756

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.17	$1.21	$1.97	$2.04
Diluted	$1.15	$1.19	$1.94	$2.00

Weighted-average common shares outstanding
Basic	366.9	369.6	366.7	371.1
Diluted	372.6	376.0	372.9	377.5

Cash dividends declared per common share	$.34	$.30	$.64	$.54

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
	(In millions)

Net earnings	$430	$449	$726	$760

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(7)	(4)	(11)	(3)
Net derivative instrument gain (loss)	40	(7)	34	4
Amounts included in net periodic benefit cost	8	6	16	13
Translation adjustments	(114)	(43)	(113)	(123)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(18)	(1)	(19)	(8)
Total other comprehensive income (loss)	(91)	(49)	(93)	(117)
Comprehensive income (loss)	339	400	633	643

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(2)	(2)	(4)	(4)
Translation adjustments	—	1	(1)	1
	(2)	(1)	(5)	(3)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$337	$399	$628	$640

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
	2016	2016
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,262	$914
Short-term investments	413	469
Accounts receivable, net	1,508	1,258
Inventory and promotional merchandise, net	1,278	1,264
Prepaid expenses and other current assets	328	320
Total current assets	4,789	4,225

Property, Plant and Equipment, net	1,563	1,583

Other Assets
Long-term investments	996	1,108
Goodwill	1,938	1,228
Other intangible assets, net	1,349	344
Other assets	577	735
Total other assets	4,860	3,415
Total assets	$11,212	$9,223

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$2,143	$332
Accounts payable	617	717
Other accrued liabilities	1,698	1,632
Total current liabilities	4,458	2,681

Noncurrent Liabilities
Long-term debt	1,890	1,910
Other noncurrent liabilities	1,056	1,045
Total noncurrent liabilities	2,946	2,955

Contingencies (Note 10)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2016 and June 30, 2016; shares issued: 427,123,920 at December 31, 2016 and 424,109,008 at June 30, 2016; Class B shares authorized: 304,000,000 at December 31, 2016 and June 30, 2016; shares issued and outstanding: 144,161,737 at December 31, 2016 and 144,770,237 at June 30, 2016	6	6
Paid-in capital	3,349	3,161
Retained earnings	8,178	7,693
Accumulated other comprehensive loss	(639)	(545)
	10,894	10,315
Less: Treasury stock, at cost; 205,150,411 Class A shares at December 31, 2016 and 201,119,435 Class A shares at June 30, 2016	(7,101)	(6,743)
Total stockholders’ equity — The Estée Lauder Companies Inc.	3,793	3,572
Noncontrolling interests	15	15
Total equity	3,808	3,587
Total liabilities and equity	$11,212	$9,223

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net earnings	$726	$760
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	218	202
Deferred income taxes	(55)	(32)
Noncash stock-based compensation	134	111
Excess tax benefits from stock-based compensation arrangements	(14)	(13)
Net (gain) loss on disposal of property, plant and equipment	(7)	6
Noncash restructuring and other charges	3	13
Pension and post-retirement benefit expense	39	35
Pension and post-retirement benefit contributions	(10)	(12)
Change in fair value of contingent consideration	4	8
Other noncash items	(8)	—
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(243)	(277)
Decrease in inventory and promotional merchandise, net	78	102
Increase in other assets, net	(32)	(33)
Decrease in accounts payable	(143)	(81)
Increase in other accrued and noncurrent liabilities	134	173
Net cash flows provided by operating activities	824	962

Cash Flows from Investing Activities
Capital expenditures	(208)	(223)
Payments for acquired businesses, net of cash acquired	(1,690)	(19)
Proceeds from disposition of investments	637	558
Purchases of investments	(478)	(960)
Proceeds from sale of property, plant and equipment	12	—
Net cash flows used for investing activities	(1,727)	(644)

Cash Flows from Financing Activities
Proceeds of current debt, net	1,817	347
Repayments and redemptions of long-term debt	(3)	(4)
Net proceeds from stock-based compensation transactions	41	22
Excess tax benefits from stock-based compensation arrangements	14	13
Payments to acquire treasury stock	(363)	(628)
Dividends paid to stockholders	(236)	(201)
Payments to noncontrolling interest holders for dividends	—	(2)
Net cash flows provided by (used for) financing activities	1,270	(453)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	(18)
Net Increase (decrease) in Cash and Cash Equivalents	348	(153)
Cash and Cash Equivalents at Beginning of Period	914	1,021
Cash and Cash Equivalents at End of Period	$1,262	$868

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $(120) million and $(45) million, net of tax, during the three months ended December 31, 2016 and 2015, respectively, and $(120) million and $(128) million, net of tax, during the six months ended December 31, 2016 and 2015, respectively.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $1 million and $10 million during the three months ended December 31, 2016 and 2015, respectively, and $6 million during the six months ended December 31, 2016 and 2015.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $23 million and $24 million as of December 31, 2016 and June 30, 2016, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s largest customer sells products primarily within the United States and accounted for $226 million, or 7%, and $253 million, or 8%, of the Company’s consolidated net sales for the three months ended December 31, 2016 and 2015, respectively, and $533 million, or 9%, and $592 million, or 10%, of the Company’s consolidated net sales for the six months ended December 31, 2016 and 2015, respectively.  This customer accounted for $146 million, or 10%, and $164 million, or 13%, of the Company’s accounts receivable at December 31, 2016 and June 30, 2016, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	December 31	June 30
(In millions)	2016	2016
Raw materials	$275	$306
Work in process	140	177
Finished goods	691	622
Promotional merchandise	172	159
	$1,278	$1,264

Property, Plant and Equipment

	December 31	June 30
(In millions)	2016	2016
Assets (Useful Life)
Land	$28	$15
Buildings and improvements (10 to 40 years)	183	187
Machinery and equipment (3 to 10 years)	679	680
Computer hardware and software (4 to 15 years)	1,082	1,041
Furniture and fixtures (5 to 10 years)	89	84
Leasehold improvements	1,820	1,789
	3,881	3,796
Less accumulated depreciation and amortization	(2,318)	(2,213)
	$1,563	$1,583

The cost of assets related to projects in progress of $267 million and $186 million as of December 31, 2016 and June 30, 2016, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $108 million and $100 million during the three months ended December 31, 2016 and 2015, respectively, and $210 million and $195 million during the six months ended December 31, 2016 and 2015, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2016	2016
Advertising, merchandising and sampling	$341	$283
Employee compensation	368	504
Payroll and other taxes	242	163
Other	747	682
	$1,698	$1,632

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 28.3% and 27.2% for the three months ended December 31, 2016 and 2015, respectively, and 27.6% and 28.0% for the six months ended December 31, 2016 and 2015, respectively.

The increase in the effective tax rate for the three months ended December 31, 2016 was principally attributable to the prior-year period impact of the retroactive reinstatement of the U.S. federal research and development tax credit.  The decrease in the effective tax rate for the six months ended December 31, 2016 was principally attributable to a favorable geographical mix of earnings.

As of December 31, 2016 and June 30, 2016, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $82 million at the end of each respective period.  The total amount of unrecognized tax benefits at December 31, 2016 that, if recognized, would affect the effective tax rate was $55 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2016 in the accompanying consolidated statements of earnings was de minimis and $1 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2016 and June 30, 2016 was $19 million and $18 million, respectively.  On the basis of the information available as of December 31, 2016, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within the next twelve months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

Recently Issued Accounting Standards

Goodwill

In January 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test.  The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.  The Company will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test.

Effective for the Company — Fiscal 2021 first quarter, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Impact on consolidated financial statements — The impact of applying this guidance will be evaluated by the Company for future interim and annual impairment tests.

Income Taxes

In October 2016, the FASB issued authoritative guidance that changes the way companies account for income taxes relating to intra-entity transfers of assets other than inventory.  This new guidance requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period in which the transfer takes place. Under current guidance, recognition of current and deferred income taxes of an intra-entity asset transfer is prohibited until the asset has been sold to an outside party.  This new guidance may affect consolidated earnings where the intra-entity transfer of an asset other than inventory occurs between entities in jurisdictions with different tax rates.  This guidance must be adopted using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

Effective for the Company — Fiscal 2019 first quarter, with early adoption permitted.

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

Effective for the Company — Fiscal 2021 first quarter.

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

Effective for the Company — Fiscal 2018 first quarter, with early adoption permitted.

Impact on consolidated financial statements — The Company will adopt this guidance in its fiscal 2018 first quarter.  For the fiscal years ended June 30, 2016 and 2015, the Company recognized $22 million and $47 million of excess tax benefits, respectively, directly in its consolidated statements of equity. These amounts may or may not be representative of future amounts to be recognized in the income statement upon the adoption of this new standard, as the impact of the adoption will be primarily dependent on the timing and intrinsic value of stock-based compensation awards, employee exercise behavior and applicable tax rates.

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

Effective for the Company — Fiscal 2020 first quarter, with early adoption permitted.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2016, the FASB issued authoritative guidance that amends various aspects of the new standard to clarify certain terms, guidance and disclosure requirements.  In particular, the guidance addresses disclosure requirements for remaining performance obligations, impairment testing for contract costs and accrual of advertising costs, as well as clarifies several examples.

Effective for the Company — Fiscal 2019, with early adoption permitted.  An entity is permitted to apply the foregoing guidance retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.

Impact on consolidated financial statements — The Company will apply all of this new guidance when they become effective in fiscal 2019 and has not yet selected a transition method.  The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of adoption and assessing the impact on third-party customer arrangements and the Company’s customer loyalty programs.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of December 31, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$431	$1	$(2)	$430
Foreign government and agency securities	88	—	(1)	87
Corporate notes and bonds	510	—	(2)	508
Time deposits	280	—	—	280
Other securities	28	—	—	28
Total	$1,337	$1	$(5)	$1,333

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$560	$3	$—	$563
Foreign government and agency securities	61	—	—	61
Corporate notes and bonds	454	3	—	457
Time deposits	390	—	—	390
Other securities	32	1	—	33
Total	$1,497	$7	$—	$1,504

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s available-for-sale securities by contractual maturity as of December 31, 2016:

(In millions)	Cost	Fair Value
Due within one year	$413	$413
Due after one through five years	924	920
	$1,337	$1,333

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2016:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$781	$(5)	$14	$—

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings for the three and six months ended December 31, 2016 and 2015 were de minimis.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $151 million and $194 million for the three months ended December 31, 2016 and 2015, respectively, and $332 million and $389 million for the six months ended December 31, 2016 and 2015, respectively.

NOTE 3 — ACQUISITION OF BUSINESSES

On December 19, 2016, the Company acquired 100% of Too Faced, a makeup brand, for approximately $1.5 billion.  This acquisition is expected to complement the Company’s distribution in the specialty-multi channel.  The amount paid at closing was funded by cash on hand including the proceeds from the issuance of commercial paper.  The purchase price recorded is provisional pending final working capital adjustments and completion of the final valuation.  The results of operations of Too Faced are included in the Company’s consolidated financial statements commencing on the acquisition date.

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date.  The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill, which includes value associated with assembled workforce.  The calculation of purchase price and purchase price allocation is as follows:

(In millions, unaudited)
Cash	$28
Accounts receivable(1)	40
Inventory	105
Other current assets	3
Property, plant and equipment	8
Intangible assets	858
Goodwill	613
Total assets acquired	1,655

Accounts payable	56
Other accrued liabilities	15
Deferred income taxes	100
Total liabilities assumed	171
Total purchase price	$1,484

(1)       Represents the gross amount of trade receivables of $44 million, net of estimated customer deductions of $4 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2016, the Company’s statements of earnings included approximately $13 million of net sales and $(4) million, net of tax, of net earnings (loss), inclusive of acquisition-related costs, related to Too Faced.  Acquisition-related costs, which primarily include financial advisory, accounting and legal fees, in the amount of $9 million are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

On November 14, 2016, the Company also acquired 100% of BECCA, a makeup brand.  Pro forma results of operations reflecting the Too Faced and BECCA acquisitions have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 3 — Acquisition of Businesses, during the six months ended December 31, 2016, the Company acquired Too Faced and BECCA, which included the addition of goodwill of $712 million, amortizable intangible assets of $394 million (with a weighted-average amortization period of approximately 10 years) and non-amortizable intangible assets of $623 million.  Goodwill associated with the acquisitions is primarily attributable to the future revenue growth opportunities associated with additional share in the makeup category.  As such, the goodwill has been allocated to the Company’s makeup product category.  Approximately $265 million of goodwill recorded in connection with certain of these acquisitions is expected to be deductible for tax purposes.  These amounts are provisional pending final working capital adjustments and completion of the final valuations.  During the six months ended December 31, 2016, the Company recognized $6 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

The intangible assets acquired in connection with the acquisitions of Too Faced and BECCA are classified as level 3 in the fair value hierarchy.  The estimate of the fair values of acquired amortizable intangible assets was determined using a multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods.  Fair value was determined under this approach by estimating future cash flows over multiple periods, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.  The estimate of the fair values of acquired intangible assets not subject to amortization was determined using an income approach, specifically the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2016
Goodwill	$184	$460	$255	$393	$1,292
Accumulated impairments	(29)	—	—	(35)	(64)
	155	460	255	358	1,228

Goodwill acquired during the period	—	718	—	—	718
Translation adjustments	—	—	(7)	(1)	(8)
	—	718	(7)	(1)	710

Balance as of December 31, 2016
Goodwill	183	1,178	248	391	2,000
Accumulated impairments	(28)	—	—	(34)	(62)
	$155	$1,178	$248	$357	$1,938

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	December 31, 2016			June 30, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$693	$253	$440	$299	$245	$54
License agreements	43	43	—	43	43	—
	$736	$296	440	$342	$288	54
Non-amortizable intangible assets:
Trademarks and other			909			290
Total intangible assets			$1,349			$344

The aggregate amortization expense related to amortizable intangible assets was $5 million and $4 million for the three months ended December 31, 2016 and 2015, respectively, and was $9 million and $8 million for the six months ended December 31, 2016 and 2015, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2017 and for each of fiscal 2018 to 2021 is $26 million, $51 million, $51 million, $44 million and $43 million, respectively.

NOTE 5 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

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

The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through December 31, 2016, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.

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

In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through December 31, 2016 were:

	Sales Returns			Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales		Restructuring Charges	Other Charges		Total
Approval Period
Fiscal 2016	$4	$28	(1)	$87	$71	(1)	$190
Six months ended December 31, 2016	—	2		33	25		60
Cumulative through December 31, 2016	$4	$30		$120	$96		$250

(1)       Reflects approximately $25 million of supply chain consulting and professional services expected to be recognized in Cost of Sales, which were previously classified under Operating Expenses.

Included in the above table, cumulative restructuring initiatives approved by the Company through December 31, 2016 by major cost type were:

(In millions)	Employee-Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Six months ended December 31, 2016	30	1	—	2	33
Cumulative through December 31, 2016	$105	$4	$5	$6	$120

Specific actions taken during the six months ended December 31, 2016 included:

•            Optimize Corporate and Region Market Support Structures - The Company continued to approve initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels.  These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities, as well as other charges primarily for recruitment and training related to the new capabilities.

•            Optimize Select Corporate Functions - The Company approved other charges to support the LBF Project Management Office (“PMO”).  The approved charges primarily consist of internal costs for employees dedicated solely to project management activities, with a focus on project integration, program communications and change management.

•            Optimize Supply Chain - The Company approved certain activities related to an initiative to generate distribution capabilities and efficiencies through a third-party service provider.  The Company also approved certain activities related to initiatives to enhance strategic sourcing capabilities for direct and indirect procurement activities.  Collectively, these actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  To enable the implementation of these initiatives, other charges were approved for PMO costs, professional fees and asset write-offs.  The Company also approved consulting fees for an initiative to improve the organizational design of manufacturing and engineering activities related to certain product lines.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other initiatives for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Six months ended December 31, 2016	2	7	29	34	72
Cumulative through December 31, 2016	$3	$7	$104	$39	$153

Charges recorded during the six months ended December 31, 2016 included returns (and the related cost of sales) and inventory write-offs related to the exit of certain businesses in select markets and channels of distribution.  Cost of sales also included consulting and professional services incurred, primarily related to the design of supply chain planning activities.  Other charges associated with LBF initiatives primarily reflected consulting and other professional services related to the design of the future structures, processes and technologies of certain corporate functions and, to a lesser extent, costs to establish and maintain the LBF Project Management Office.  Other charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

Included in the above table, aggregate restructuring charges by major cost type were:

(In millions)	Employee-Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Six months ended December 31, 2016	25	2	1	1	29
Charges recorded through December 31, 2016	$99	$3	$1	$1	$104

Accrued restructuring charges from program inception through December 31, 2016 were:

(In millions)	Employee-Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	25	2	1	1	29
Cash payments	(16)	—	(1)	—	(17)
Noncash asset write-offs	—	(2)	—	—	(2)
Translation adjustments	(2)	—	—	—	(2)
Balance at December 31, 2016	$80	$—	$—	$1	$81

Accrued restructuring charges at December 31, 2016 are expected to result in cash expenditures funded from cash provided by operations of approximately $21 million, $41 million and $19 million in fiscal 2017, 2018 and 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — DEBT

As of December 31, 2016, the Company had $1.8 billion of commercial paper outstanding, maturing through March 2017, which the Company intends to refinance or repay as it matures.  Proceeds from the issuance of commercial paper were used to finance a portion of the purchase price related to the acquisition of Too Faced and for other general corporate purposes.  In November 2016, the Company increased the size of its commercial paper program to $3 billion (from $1.5 billion) under which it may issue commercial paper in the United States.

In November 2016, the Company entered into a senior unsecured credit agreement that provides for a 364 day revolving credit facility (the “364 Day Facility”) in the amount of $1.5 billion.  The Facility expires on November 13, 2017.  Interest rates on borrowings under the 364 Day Facility will be based on prevailing market interest rates in accordance with the agreement.  Costs incurred to establish the 364 Day Facility were de minimis and are being amortized over the term of the facility.  The 364 Day Facility has an annual fee of less than $1 million, payable quarterly, based on the Company’s current credit ratings.  The 364 Day Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  The Company intends to use the 364 Day Facility, together with its New Facility (as defined below), for credit support for the Company’s commercial paper program and for general corporate purposes. At December 31, 2016, no borrowings were outstanding under the 364 Day Facility.

In October 2016, the Company replaced its undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 15, 2020 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).   The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The Company incurred costs of approximately $1 million to establish the New Facility, which will be amortized over the term of the facility.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At December 31, 2016, no borrowings were outstanding under the New Facility.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2016	June 30 2016	Balance Sheet Location	December 31 2016	June 30 2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$47	$37	Other accrued liabilities	$7	$18
Interest rate-related derivatives	Prepaid expenses and other current assets	11	—	Not applicable
Interest rate swap contracts	Prepaid expenses and other current assets	1	18	Other accrued liabilities	5	—

Total Derivatives Designated as Hedging Instruments		59	55		12	18
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	9	11	Other accrued liabilities	4	8

Total Derivatives		$68	$66		$16	$26

(1) See Note 8 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended December 31		from AOCI into Earnings	Three Months Ended December 31
(In millions)	2016	2015	(Effective Portion)	2016	2015
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$45	$11	Cost of sales	$4	$4
			Selling, general and administrative	12	14
Interest rate-related derivatives	11	—	Not applicable
Total Derivatives	$56	$11		$16	$18

(1)   The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was de minimis and $1 million for the three months ended December 31, 2016 and 2015, respectively.  The amount of gain recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for the three months ended December 31, 2016.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended December 31, 2015.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Six Months Ended December 31		from AOCI into Earnings	Six Months Ended December 31
(In millions)	2016	2015	(Effective Portion)	2016	2015
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$48	$36	Cost of sales	$6	$7
			Selling, general and administrative	19	24
Interest rate-related derivatives	11	—	Not applicable
Total Derivatives	$59	$36		$25	$31

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $(1) million and $2 million for the six months ended December 31, 2016 and 2015, respectively.  The amount of gain recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for the six months ended December 31, 2016 and 2015.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2016	2015	2016	2015
Derivatives in Fair Value Hedging Relationships
Interest rate swap contracts	Interest expense	$(17)	$(2)	$(22)	$6

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Selling, general and administrative	$4	$(6)	$1	$1

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of December 2018.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of December 31, 2016, the Company’s foreign currency cash-flow hedges were highly effective.

At December 31, 2016, the Company had foreign currency forward contracts in the amount of $3,016 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($477 million), Chinese yuan ($358 million), Hong Kong dollar ($351 million), Euro ($343 million), Swiss franc ($324 million), Australian dollar ($172 million) and Japanese yen ($130 million).

The estimated net gain on the Company’s derivative instruments designated as cash-flow hedges as of December 31, 2016 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $25 million.  The accumulated gain on derivative instruments in AOCI was $84 million and $50 million as of December 31, 2016 and June 30, 2016, respectively.

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with a notional amount totaling $450 million and $250 million to effectively convert the fixed rate interest on its 2021 and 2022 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $68 million at December 31, 2016.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

NOTE 8 — FAIR VALUE MEASUREMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$56	$—	$56
Interest rate-related derivatives	—	11	—	11
Interest rate swap contracts	—	1	—	1
Available-for-sale securities:
U.S. government and agency securities	—	430	—	430
Foreign government and agency securities	—	87	—	87
Corporate notes and bonds	—	508	—	508
Time deposits	—	280	—	280
Other securities	—	28	—	28
Total	$—	$1,401	$—	$1,401

Liabilities:
Foreign currency forward contracts	$—	$11	$—	$11
Interest rate swap contracts	—	5	—	5
Contingent consideration	—	—	200	200
Total	$—	$16	$200	$216

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$48	$—	$48
Interest rate swap contracts	—	18	—	18
Available-for-sale securities:
U.S. government and agency securities	—	563	—	563
Foreign government and agency securities	—	61	—	61
Corporate notes and bonds	—	457	—	457
Time deposits	—	390	—	390
Other securities	—	33	—	33
Total	$—	$1,570	$—	$1,570

Liabilities:
Foreign currency forward contracts	$—	$26	$—	$26
Contingent consideration	—	—	196	196
Total	$—	$26	$196	$222

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	December 31		June 30
	2016		2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,262	$1,262	$914	$914
Available-for-sale securities	1,333	1,333	1,504	1,504
Current and long-term debt	4,033	4,120	2,242	2,482
Additional purchase price payable	37	37	37	37
Contingent consideration	200	200	196	196

Derivatives
Foreign currency forward contracts - asset (liability), net	45	45	22	22
Interest rate-related derivatives - asset	11	11	—	—
Interest rate swap contracts - asset (liability), net	(4)	(4)	18	18

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

Interest rate-related derivatives and swap contracts — The fair values of the Company’s interest rate-related derivatives and swap contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as treasury yield curves, swap yield curves, and LIBOR forward rates, were obtained from independent pricing services.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent consideration — Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. The fair values of the contingent consideration related to certain acquisition earn-outs were estimated using a probability-weighted discount model that considers the achievement of the conditions upon which the respective contingent obligation is dependent (“Monte Carlo Method”).  The Monte Carlo Method has various inputs into the valuation model that include, at December 31, 2016, the risk-adjusted projected future operating results of the acquired entity, a risk-adjusted discount rate ranging from 1.8% to 2.5%, a measure of revenue volatility ranging from 5.1% to 13.4%, an asset volatility ranging from 29.6% to 33.0% and a revenue/earnings before income tax, depreciation and amortization correlation factor of 80%.  Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rate, volatility or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the six months ended December 31, 2016 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2016	$196
Change in fair value	4
Contingent consideration at December 31, 2016	$200

NOTE 9 — PENSION AND POST-RETIREMENT BENEFIT PLANS

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

The components of net periodic benefit cost for the three months ended December 31, 2016 and 2015 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$9	$8	$7	$6	$1	$1
Interest cost	7	8	3	4	1	2
Expected return on plan assets	(13)	(12)	(4)	(5)	—	—
Amortization of:
Prior service cost	—	—	1	—	—	—
Actuarial loss	4	3	2	3	1	—
Net periodic benefit cost	$7	$7	$9	$8	$3	$3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the six months ended December 31, 2016 and 2015 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2016	2015	2016	2015	2016	2015
Service cost	$18	$16	$14	$12	$2	$2
Interest cost	15	16	6	8	3	4
Expected return on plan assets	(26)	(24)	(8)	(10)	(1)	(1)
Amortization of:
Prior service cost	1	—	1	1	—	—
Actuarial loss	8	6	5	6	1	—
Net periodic benefit cost	$16	$14	$18	$17	$5	$5

During the six months ended December 31, 2016, the Company made contributions to its international pension plans totaling approximately $6 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2016	2016
Other assets	$73	$79
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(436)	(429)
Funded status	(390)	(377)
Accumulated other comprehensive loss	405	427
Net amount recognized	$15	$50

NOTE 10 — CONTINGENCIES

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

NOTE 11 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return (“TSR”), long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2016	2015	2016	2015
Compensation expense	$46	$43	$134	$111
Income tax benefit	15	14	44	37

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

During the six months ended December 31, 2016, the Company granted approximately 2.5 million stock options with a weighted-average exercise price per share of $89.26 and a weighted-average grant date fair value per share of $22.80. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the three and six months ended December 31, 2016, was $39 million and $71 million, respectively.

Restricted Stock Units

The Company granted approximately 1.4 million RSUs during the six months ended December 31, 2016 with a weighted-average grant date fair value per share of $89.47 which, at the time of grant, were scheduled to vest as follows: 0.5 million in fiscal 2018, 0.5 million in fiscal 2019 and 0.4 million in fiscal 2020.  In January 2017, the Company granted approximately 0.2 million RSUs, with a weighted-average grant date fair value per share of $80.79 which, at the time of grant, were scheduled to vest through fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment of the grantees.  RSUs are accompanied by dividend equivalent rights, payable upon settlement either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units

During the six months ended December 31, 2016, the Company granted PSUs with a target payout of approximately 0.3 million shares with a weighted-average grant date fair value per share of $89.47, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2019.  In January 2017, the Company granted PSUs with a target payout of approximately 0.3 million shares with a weighted-average grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2020. In January 2017, the Company granted PSUs with a target payout of approximately 0.2 million shares with a weighted-average grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2022.  For PSU grants, no settlement will occur for results below the applicable minimum threshold.  Vesting of PSUs is generally subject to continued employment of the grantees. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.

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

NOTE 12 — NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2016	2015	2016	2015
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$428	$447	$722	$756

Denominator:
Weighted-average common shares outstanding — Basic	366.9	369.6	366.7	371.1
Effect of dilutive stock options	3.7	4.4	4.0	4.4
Effect of PSUs	0.2	—	0.2	—
Effect of RSUs	1.8	1.9	2.0	1.9
Effect of PSUs based on TSR	—	0.1	—	0.1
Weighted-average common shares outstanding — Diluted	372.6	376.0	372.9	377.5

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.17	$1.21	$1.97	$2.04
Diluted	1.15	1.19	1.94	2.00

As of December 31, 2016 and 2015, outstanding options to purchase 2.5 million and 0.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2016 and 2015, 0.8 million shares of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 11 — Stock Programs.

NOTE 13 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	Non-controlling Interests	Total Equity
Balance at June 30, 2016	$6	$3,161	$7,693	$(545)	$(6,743)	$3,572	$15	$3,587
Net earnings	—	—	722	—	—	722	4	726
Common stock dividends	—	1	(237)	—	—	(236)	(5)	(241)
Other comprehensive income (loss)	—	—	—	(94)	—	(94)	1	(93)
Acquisition of treasury stock	—	—	—	—	(307)	(307)	—	(307)
Stock-based compensation	—	187	—	—	(51)	136	—	136
Balance at December 31, 2016	$6	$3,349	$8,178	$(639)	$(7,101)	$3,793	$15	$3,808

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2016:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2016	August 31, 2016	September 15, 2016	$.30
November 1, 2016	November 30, 2016	December 15, 2016	$.34

On February 1, 2017, a dividend was declared in the amount of $.34 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on March 15, 2017 to stockholders of record at the close of business on February 28, 2017.

Common Stock

During the six months ended December 31, 2016, the Company purchased approximately 4.1 million shares of its Class A Common Stock for $363 million.

During the six months ended December 31, 2016, approximately 0.6 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2016:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2016	$7	$32	$(285)	$(299)	$(545)
OCI before reclassifications	(10)	38	4 (1)	(120)	(88)
Amounts reclassified from AOCI	(1)	(16)	11	—	(6)
Net current-period OCI	(11)	22	15	(120)	(94)
Balance at December 31, 2016	$(4)	$54	$(270)	$(419)	$(639)

(1) Includes foreign currency translation gains of $6 million.

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2016 and 2015:

	Amount Reclassified from AOCI
	Three Months Ended December 31		Six Months Ended December 31		Affected Line Item in Consolidated
(In millions)	2016	2015	2016	2015	Statement of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$—	$—	$1	$—	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	—	—	Provision for income taxes
	$—	$—	$1	$—	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$4	$4	$6	$7	Cost of sales
Foreign currency forward contracts	12	14	19	24	Selling, general and administrative
	16	18	25	31	Earnings before income taxes
Benefit (provision) for deferred taxes	(6)	(6)	(9)	(11)	Provision for income taxes
	$10	$12	$16	$20	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(1)	$(1)	$(2)	$(1)	(1)
Amortization of actuarial loss	(7)	(5)	(14)	(12)	(1)
	(8)	(6)	(16)	(13)	Earnings before income taxes
Benefit (provision) for deferred taxes	3	1	5	4	Provision for income taxes
	$(5)	$(5)	$(11)	$(9)	Net earnings
Total reclassification adjustments, net	$5	$7	$6	$11	Net earnings

(1) See Note 9 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2016 and 2015 is as follows:

(In millions)	2016	2015
Cash:
Cash paid during the period for interest	$48	$40
Cash paid during the period for income taxes	$213	$189

Noncash investing and financing activities:
Capital lease and asset retirement obligations incurred	$6	$22
Noncash purchases (sales) of short- and long-term investments, net	$—	$(2)
Property, plant and equipment accrued but unpaid	$30	$34

NOTE 15 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales and earnings before income taxes, interest expense and interest income and investment income, net.  Returns and charges associated with restructuring and other activities are not allocated to product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures, and to transform and modernize the Company’s global technology infrastructure.

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  Other than the increase in total assets as a result of the acquisitions discussed in Note 3 - Acquisition of Businesses, which primarily impacted the Americas region, there has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2016.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2016	2015	2016	2015
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,248	$1,232	$2,350	$2,341
Makeup	1,306	1,251	2,472	2,413
Fragrance	497	470	939	883
Hair Care	137	149	273	283
Other	20	22	41	39
	3,208	3,124	6,075	5,959
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$3,208	$3,124	$6,073	$5,959

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$351	$309	$563	$499
Makeup	221	261	370	450
Fragrance	69	54	141	120
Hair Care	13	20	26	26
Other	4	5	7	7
	658	649	1,107	1,102
Reconciliation:
Charges associated with restructuring and other activities	(41)	(19)	(72)	(19)
Interest expense	(22)	(17)	(43)	(34)
Interest income and investment income, net	5	3	11	6
Earnings before income taxes	$600	$616	$1,003	$1,055

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,242	$1,227	$2,475	$2,495
Europe, the Middle East & Africa	1,307	1,268	2,351	2,285
Asia/Pacific	659	629	1,249	1,179
	3,208	3,124	6,075	5,959
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$3,208	$3,124	$6,073	$5,959

Operating Income (Loss):
The Americas	$86	$108	$149	$198
Europe, the Middle East & Africa	412	387	668	631
Asia/Pacific	160	154	290	273
	658	649	1,107	1,102
Charges associated with restructuring and other activities	(41)	(19)	(72)	(19)
Operating Income	$617	$630	$1,035	$1,083

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2016 and 2015, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2016	2015	2016	2015
NET SALES
By Region:
The Americas	$1,242	$1,227	$2,475	$2,495
Europe, the Middle East & Africa	1,307	1,268	2,351	2,285
Asia/Pacific	659	629	1,249	1,179
	3,208	3,124	6,075	5,959
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$3,208	$3,124	$6,073	$5,959

By Product Category:
Skin Care	$1,248	$1,232	$2,350	$2,341
Makeup	1,306	1,251	2,472	2,413
Fragrance	497	470	939	883
Hair Care	137	149	273	283
Other	20	22	41	39
	3,208	3,124	6,075	5,959
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$3,208	$3,124	$6,073	$5,959

OPERATING INCOME (LOSS)
By Region:
The Americas	$86	$108	$149	$198
Europe, the Middle East & Africa	412	387	668	631
Asia/Pacific	160	154	290	273
	658	649	1,107	1,102
Charges associated with restructuring and other activities	(41)	(19)	(72)	(19)
Operating Income	$617	$630	$1,035	$1,083

By Product Category:
Skin Care	$351	$309	$563	$499
Makeup	221	261	370	450
Fragrance	69	54	141	120
Hair Care	13	20	26	26
Other	4	5	7	7
	658	649	1,107	1,102
Charges associated with restructuring and other activities	(41)	(19)	(72)	(19)
Operating Income	$617	$630	$1,035	$1,083

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.9	18.8	20.3	19.6
Gross profit	80.1	81.2	79.7	80.4

Operating expenses:
Selling, general and administrative	59.8	60.4	61.6	61.9
Restructuring and other charges	1.1	0.6	1.1	0.3
Total operating expenses	60.9	61.0	62.7	62.2

Operating income	19.2	20.2	17.0	18.2
Interest expense	0.7	0.5	0.7	0.6
Interest income and investment income, net	(0.2)	(0.1)	(0.2)	(0.1)

Earnings before income taxes	18.7	19.8	16.5	17.7
Provision for income taxes	5.3	5.4	4.6	5.0

Net earnings	13.4	14.4	11.9	12.7
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	13.3%	14.3%	11.8%	12.7%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.

Overview

We believe the best way to continue to increase stockholder value is to provide superior products and services in the most efficient and profitable manner while recognizing consumers’ changing behaviors and shopping preferences.  We are guided by our long-term strategy through fiscal 2019, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to continue to build upon and leverage our history of outstanding creativity, innovation, entrepreneurship, high quality products and services, and engaging communications while investing for long-term sustainable growth.

Our balanced, diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty. We believe that our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass distribution.  Skin care, our most profitable product category historically, remains a strategic priority for us, and we continue to support our large, long-standing skin care product lines including Advanced Night Repair from Estée Lauder, Clinique’s 3-Step Skin Care System and Crème de La Mer from La Mer.  We also continue to develop and introduce new products, such as Advanced Night Repair Intensive Recovery Ampoules and Advanced Night Repair Recovery Powerfoil Mask from Estée Lauder, The Pep-Start line of products from Clinique, and the Moisturizing Soft Concentrated Lotion from La Mer.  While growth in global prestige skin care remained relatively slow, global prestige makeup continued to be the fastest growing category.  We introduced new makeup products, including new collections from our makeup artist brands and Smashbox, Double Wear Nude Cushion Stick Radiant Makeup and Pure Color Envy Hi-Lustre Light Sculpting Lipstick from Estée Lauder, and Superbalanced silk makeup broad spectrum SPF 15 from Clinique.  The continued rapid growth in this category has attracted new competitors as barriers to entry have lowered; however, we continue to believe that the makeup category represents one of our most compelling growth opportunities. Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, new launches such as Basil and Neroli from Jo Malone London, and incremental net sales from our fiscal 2016 acquisition of By Kilian.  In the hair care category, we are expanding our presence in salons and other retail channels, and Aveda plans to launch hair care initiatives later this fiscal year.  To complement the strategies in our existing business, we are continuously looking to acquire and grow brands that we believe have significant growth potential and may provide unique opportunities for profitable growth in the future.

Our global footprint provides many avenues of growth.  We are leveraging our regional organizations and the talents and expertise of our people in an effort to continue to be locally relevant with our products, services, channels, marketing and visual merchandising.  We are seeking share growth in large, image-building core markets such as the United States, the United Kingdom, France, Italy, Japan and Korea by strengthening our presence in these areas.  In addition, we are broadening our presence in emerging markets such as China, the Middle East, Eastern Europe, Brazil, Russia, India, Mexico and South Africa.  We are growing faster in certain channels as we take advantage of continuing opportunities to add brands to faster growing channels, such as e- and m-commerce and specialty multi-brand retailers, and we are expanding certain brands into geographic markets where they are not yet sold.  In some markets, we continue to see slow department store traffic, which is particularly affecting Clinique and M•A•C.  In addition, certain M•A•C freestanding stores in the United States that in previous periods benefited from tourist traffic have experienced declines attributable, in part, to the strong dollar and have also been impacted by shifts in preferences of certain consumers as to where and how they shop.  During our fiscal 2017 second quarter, we further expanded our makeup brand portfolio with the acquisitions of Too Faced and BECCA.  Both of these brands are primarily distributed in the specialty-multi channel.  They are expected to help us increase our sales and share in the specialty-multi channel and are expected to continue to see overall growth.

THE ESTÉE LAUDER COMPANIES INC.

In North America, we continue to deploy a number of strategies to accelerate growth, despite a challenging environment especially in brick and mortar department stores, and in certain Latin American countries such as Brazil to support key innovations in multiple channels.  In the specialty-multi channel, we are also increasing our presence through the two acquisitions that we made in our fiscal 2017 second quarter and the expansion of our existing brands.  In addition, we believe we have opportunities to accelerate our growth within specialty-multi brand retailers as they continue to open new doors.  We are also selectively increasing the net number of freestanding retail stores.  Internationally, we are expanding our business in freestanding stores, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.  We approach distribution strategically by brand, as each is at a different stage of development. We seek to optimize distribution in both channels and geographies, matching each brand with appropriate opportunities while maintaining high productivity per door.  We focus on those areas where we believe our brands will expand consumer coverage and gain high-quality distribution consistent with their positioning.  As part of this strategy, we continue to expand brands in our travel retail channel, which benefits from increasing international passenger traffic.  Travel retail continues to be an important channel for brand building and profit margin expansion, although it is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.  We have strategies focused on consumers who purchase in the travel retail channel, in stores at their travel destinations or when they return to their home market.  This includes partnering with our retailers to open individually branded boutiques within airports to compete more effectively in this channel.  Online net sales continue to grow strongly globally, particularly m-commerce, and we are adding brands to existing markets and entering new markets.  We also continue to develop and test omnichannel concepts to better serve consumers as they shop across channels.  Our success in delivering particularly strong online growth in emerging markets is a result of taking key learnings from our online strategy in established markets, such as the United States, the United Kingdom and Germany, and customizing the strategy to meet local market needs.  To further drive our online sales, we are launching e- and m-commerce sites in new and existing markets and continuing to partner with our retailers globally to drive sales of our products on their online sites.

While our business is performing well overall, we are faced with strong competition globally and economic challenges in certain countries. In particular, we are cautious of the continued slow retail environment in Hong Kong and the continued decline in retail traffic primarily related to mid-tier department stores in the United States as a result of the impact of shifts in preferences of certain consumers as to where and how they shop for our products.  We are also cautious of the continued strength of the U.S. dollar in relation to most currencies and its impact on tourism, which has particularly impacted certain M•A•C freestanding stores in the United States.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East, the United Kingdom’s anticipated exit from the European Union, and global security issues.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength, and by utilizing the various growth drivers among our brands, channels and markets.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously discussed are further prolonged, then there could be a negative effect on ongoing consumer confidence, demand and spending and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

We navigate through short-term volatility while focusing on our long-term strategy and using our multiple engines of growth that we believe will help promote sustainable results.  We are increasing our presence in emerging markets, continuing efforts to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We are also strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe enable us to introduce products that resonate with consumers.  Some initiatives will involve new sub-categories and others may expand key franchises.

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through December 31, 2016, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion behind future growth initiatives.  For additional information about Leading Beauty Forward, see Notes to Consolidated Financial Statements, Note 5 — Charges Associated with Restructuring and Other Activities.

THE ESTÉE LAUDER COMPANIES INC.

As referenced by the Company, our heritage brands are Estée Lauder, Clinique and Origins.  M•A•C and Bobbi Brown are our makeup artist brands, and our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.

NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$3,208	$3,124	$6,073	$5,959
$ Change from prior-year period	84		114
% Change from prior-year period	3%		2%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	5%		4%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and six months ended December 31, 2016, reported net sales grew in each major product category except hair care.  Reported net sales grew in each geographic region for the three and six months ended December 31, 2016, except in the Americas during the six-month period.  Skin care net sales benefited from increased sales of certain products, particularly from La Mer.  Net sales increases from Tom Ford, Estée Lauder, La Mer and Smashbox drove growth in the makeup category.  In addition, the makeup category benefited from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA. Our fragrance category primarily benefited from net sales increases from Jo Malone London.  Increased sales from our other acquisitions during the past two years also contributed to our skin care and fragrance businesses.  The net sales decrease in our hair care category was driven by Aveda, partially due to a difficult comparison with the prior-year period that featured greater launch activity.  Each of our product categories benefited from targeted expanded consumer reach, comparable door sales growth from certain brands, new product offerings and growth from emerging markets.  We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities, which were de minimis for the three months ended December 31, 2016, and were $2 million for the six months ended December 31, 2016.

Product Categories

Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$1,248	$1,232	$2,350	$2,341
$ Change from prior-year period	16		9
% Change from prior-year period	1%		Less than 1%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	3%		2%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

The reported skin care net sales increase for the three months ended December 31, 2016 reflected higher net sales from La Mer, GLAMGLOW and Estée Lauder of approximately $48 million, combined, partially offset by lower net sales from Clinique, M•A•C and Origins of approximately $34 million, combined.  The net sales increase for the six months ended December 31, 2016, reflected higher net sales from La Mer, GLAMGLOW and Aveda of approximately $64 million, combined, partially offset by lower net sales from Clinique and Estée Lauder of approximately $57 million, combined.

For the three and six months ended December 31, 2016, higher net sales from La Mer were primarily due to expanded targeted consumer reach in our travel retail business, and the increase in net sales from GLAMGLOW reflected incremental sales from new launches such as Volcasmic.  Higher net sales from Estée Lauder for the three months ended December 31, 2016 were partially due to increased sales in our travel retail business.  Net sales growth for the six months ended December 31, 2016 was also due to the introduction of the Tulasara line of products from Aveda.  The decrease in net sales of Clinique products for the three and six months ended December 31, 2016 was due, in part, to lower sales within Asia/Pacific, reflecting continued retail softness, as well as a difficult comparison with the prior-year periods that featured greater launch activity.  The lower net sales from M•A•C for the three and six months ended December 31, 2016 were impacted by the decline in U.S. mid-tier department store traffic.  In addition, certain M•A•C freestanding stores that in previous periods benefited from tourist traffic have experienced declines attributable, in part, to the strong dollar and shifts in preferences of certain consumers as to where and how they shop.

The net sales increase for skin care was adversely affected by approximately $21 million and $33 million of unfavorable foreign currency translation for the three and six months ended December 31, 2016, respectively.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$1,306	$1,251	$2,472	$2,413
$ Change from prior-year period	55		59
% Change from prior-year period	4%		2%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	7%		4%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Approximately $69 million and $101 million of the reported makeup net sales increase for the three and six months ended December 31, 2016, respectively, were due to higher net sales from Tom Ford, Estée Lauder, Smashbox and La Mer, as well as incremental sales from our fiscal 2017 second quarter acquisitions.  Increased sales from Tom Ford were driven by higher sales of lipstick products, partially due to expanded targeted consumer reach and new product offerings including The Soleil Color franchise.  Increased sales of Estée Lauder products were due, in part, to higher sales from the Double Wear line of products and the Pure Color Envy franchise.  Sales increases from Smashbox were primarily driven by specialty multi-brand retailers, reflecting the overall strength of the makeup category in that channel.  The higher net sales from La Mer reflected the recent launch of the Skin Color Collection.

Partially offsetting these increases were approximately $18 million and $40 million of lower net sales of Clinique and M•A•C products for the three and six months ended December 31, 2016, respectively.  The decrease in net sales of Clinique products for the three months ended December 31, 2016 reflected the earlier timing of a gift-with-purchase program, and the six months ended December 31, 2016 reflected a difficult comparison with greater launch activity in the prior-year period.  The lower net sales from M•A•C for the three months ended December 31, 2016 were due to the negative impact of foreign currency translation.  Excluding the negative impact of foreign currency translation, net sales of M•A•C products would have increased for the three months ended December 31, 2016, primarily driven by higher net sales in our travel retail business and the Asia Pacific region.

The lower net sales from M•A•C for the three and six months ended December 31, 2016 were also attributable to the decline in U.S. mid-tier department store traffic.  In addition, certain M•A•C freestanding stores that in previous periods benefited from tourist traffic have experienced declines attributable, in part, to the strong dollar and shifts in preferences of certain consumers as to where and how they shop.

THE ESTÉE LAUDER COMPANIES INC.

The net sales increase for the makeup product category was adversely affected by approximately $31 million and $41million of unfavorable foreign currency translation for the three and six months ended December 31, 2016, respectively.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$497	$470	$939	$883
$ Change from prior-year period	27		56
% Change from prior-year period	6%		6%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	11%		10%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Approximately $39 million and $76 million of the reported fragrance net sales increase for the three and six months ended December 31, 2016, respectively, was due to higher net sales from our luxury fragrance brands, including incremental sales from By Kilian.  The higher net sales from Jo Malone London were, in part, due to increased strategic targeted consumer reach in the travel retail and department store channels, the recent launch of Basil and Neroli, and increased sales of existing products.  Increased sales from Tom Ford reflected, in part, the continued success and growth of existing fragrances, as well as new product launches.

Partially offsetting these increases were approximately $17 million and $28 million of lower net sales of certain Estée Lauder and designer fragrances for the three and six months ended December 31, 2016, respectively.  The lower net sales of certain Estée Lauder fragrances were partially due to a strategic decision to expand the qualifying purchase for the brand’s holiday blockbuster promotion beyond fragrances.

The net sales increase for fragrance was adversely affected by approximately $24 million and $35 million of unfavorable foreign currency translation for the three and six months ended December 31, 2016, respectively.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$137	$149	$273	$283
$ Change from prior-year period	(12)		(10)
% Change from prior-year period	(8)%		(4)%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	(7)%		(3)%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Hair care net sales decreased for the three and six months ended December 31, 2016, primarily reflecting lower net sales from Aveda due to a difficult comparison with the prior-year period that featured greater launch activity.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$1,242	$1,227	$2,475	$2,495
$ Change from prior-year period	15		(20)
% Change from prior-year period	1%		(1)%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	1%		(1)%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in the Americas increased for the three months ended December 31, 2016, primarily in the United States driven by incremental sales from the recent acquisitions of Too Faced and BECCA of approximately $20 million.

For the six months ended December 31, 2016, net sales in the Americas decreased, primarily reflecting lower net sales in the United States of approximately $50 million, partially offset by $20 million of incremental sales from the recent acquisitions described above, and higher net sales in Brazil, Chile and Canada of approximately $11 million, combined.

While we benefited from improving retail traffic during the fiscal 2017 second quarter, the overall decline in net sales in the United States for the three and six months ended December 31, 2016, excluding the impact of the fiscal 2017 acquisitions, reflected slower retail traffic related primarily to mid-tier department stores.  In addition, certain M•A•C freestanding stores that in previous periods benefited from tourist traffic have experienced declines attributable, in part, to the strong dollar.  Such stores were also impacted by shifts in preferences of certain consumers as to where and how they shop.  Sales in the United States also faced a difficult comparison to the prior-year period when Estée Lauder and Clinique launched major skin care and makeup products.  Lower sales from Clinique also reflected the earlier timing of a gift-with-purchase program.  Net sales growth from Tom Ford, La Mer, Smashbox, and Jo Malone London partially offset these decreases.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$1,307	$1,268	$2,351	$2,285
$ Change from prior-year period	39		66
% Change from prior-year period	3%		3%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	9%		8%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales for the three months ended December 31, 2016 reflected higher sales from our travel retail business and in Russia, Italy, France and Germany of approximately $102 million, combined.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $70 million, combined.  The net sales increase for the six months ended December 31, 2016 reflected higher sales from our travel retail business and in Russia, Italy, Germany and the Balkans of approximately $166 million, combined.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $116 million, combined.  Net sales in Europe, the Middle East & Africa were adversely affected by approximately $77 million and $120 million of unfavorable foreign currency translation for the three and six months ended December 31, 2016, respectively, which primarily impacted the United Kingdom.

THE ESTÉE LAUDER COMPANIES INC.

The sales growth in our travel retail business for the three and six months ended December 31, 2016 reflected higher net sales from La Mer, Jo Malone London, Tom Ford, M•A•C and Aveda, driven, in part, by strategic targeted expanded consumer reach and new product offerings.  The higher net sales for both periods in Russia, Italy and Germany were primarily driven by increased net sales from Estée Lauder, Clinique, M•A•C, Jo Malone London and La Mer.  Higher net sales in France for the three months ended December 31, 2016 were primarily driven by certain of our heritage and luxury brands and a favorable comparison to the prior-year period.  The higher net sales in the Balkans for the six months ended December 31, 2016 were primarily driven by La Mer, Bobbi Brown, certain of our luxury fragrance brands and incremental sales from the launch of Smashbox.

The lower net sales in the United Kingdom for the three and six months ended December 31, 2016 were due to the negative impact of foreign currency translation.  Excluding this impact, net sales in the United Kingdom increased, primarily driven by higher net sales from La Mer, Tom Ford, Jo Malone London and Estée Lauder.  The lower net sales in the Middle East for both periods were primarily driven by the impact of the macroeconomic environment on consumer purchases and the associated rebalancing of inventory levels by certain of our distributors.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Net Sales	$659	$629	$1,249	$1,179
$ Change from prior-year period	30		70
% Change from prior-year period	5%		6%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	5%		5%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Approximately $30 million and $66 million of the reported net sales increase for the three and six months ended December 31, 2016, respectively, were due to higher net sales in Japan, Korea, Australia and China, primarily reflecting higher sales from La Mer, Tom Ford and Estée Lauder in each country.  The net sales increases in Japan, Korea and China also reflected higher net sales from Jo Malone London and M•A•C.

These increases were partially offset by lower net sales of approximately $5 million and $12 million in Hong Kong for the three and six months ended December 31, 2016, respectively.  The lower net sales in Hong Kong were primarily driven by the continued decrease in traveling Chinese consumers and changes in their spending patterns, which particularly impacted the Estée Lauder and Clinique brands and, to a lesser extent, La Mer.

GROSS MARGIN

Gross margin decreased to 80.1% for the three months ended December 31, 2016 as compared with 81.2% in the prior-year period.  Gross margin decreased to 79.7% for the six months ended December 31, 2016 as compared with 80.4% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and six months ended December 31, 2016 as compared with the prior-year periods are as follows:

	December 31, 2016
	Three Months Ended	Six Months Ended
Mix of business	(50)	(35)
Obsolescence charges	(50)	(35)
Foreign exchange transactions	(20)	(30)
Other	30	40
Subtotal	(90)	(60)
Charges associated with restructuring and other activities	(20)	(10)
Total	(110)	(70)

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 60.9% for the three months ended December 31, 2016 as compared with 61.0% in the prior-year period.  Operating expenses as a percentage of net sales increased to 62.7% for the six months ended December 31, 2016 as compared with 62.2% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and six months ended December 31, 2016 as compared with the prior-year periods are as follows:

	December 31, 2016
	Three Months Ended	Six Months Ended
General and administrative expenses	90	50
Advertising, merchandising and sampling	20	40
Product development	20	20
Selling	10	(20)
Shipping	(20)	(20)
Store operating costs	(30)	(40)
Stock-based compensation	(10)	(30)
Foreign exchange transactions	(20)	10
Gain on sale of property, plant and equipment	—	20
Subtotal	60	30
Charges associated with restructuring and other activities	(50)	(80)
Total	10	(50)

OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

As Reported:
Operating Income	$617	$630	$1,035	$1,083
$ Change from prior-year period	(13)		(48)
% Change from prior-year period	(2)%		(4)%

Non-GAAP Financial Measure (a):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	1%		Less than 1%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The overall operating results and operating margin for the three and six months ended December 31, 2016 were impacted by unfavorable foreign currency translation of $30 million and $40 million, respectively, which negatively impacted each product category and geographic region, with the exception of Asia/Pacific.  In addition, the operating results include the impact of charges associated with restructuring and other activities of $41 million and $19 million for the three months ended December 31, 2016 and 2015, respectively, and $72 million and $19 million for the six months ended December 31, 2016 and 2015, respectively.

For the three months ended December 31, 2016, operating margin decreased 100 basis points from 20.2% in fiscal 2016 to 19.2% in fiscal 2017, reflecting the decrease in gross margin, partially offset by the lower operating expense margin, as previously discussed.  The change in operating margin was unfavorably impacted by foreign currency translation and charges associated with restructuring and other activities of approximately 50 basis points and 70 basis points, respectively.  Adjusting for these items, operating margin for the three months ended December 31, 2016 would have increased approximately 20 basis points.

THE ESTÉE LAUDER COMPANIES INC.

For the six months ended December 31, 2016, operating margin decreased 120 basis points from 18.2% in fiscal 2016 to 17.0% in fiscal 2017, reflecting the decrease in gross margin and the increase in operating expense margin, as previously discussed.  The change in operating margin was unfavorably impacted by foreign currency translation and charges associated with restructuring and other activities of approximately 40 basis points and 90 basis points, respectively.  Adjusting for these items, operating margin for the six months ended December 31, 2016 would have been relatively flat.

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures and to transform and modernize the Company’s global technology infrastructure.  Accordingly, the following discussions of Operating Income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities.

Product Categories

Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$351	$309	$563	$499
$ Change from prior-year period	42		64
% Change from prior-year period	14%		13%

Skin care operating income increased for the three and six months ended December 31, 2016, reflecting higher results from La Mer and Estée Lauder, partially offset by lower results from M•A•C.  The increase in operating income from La Mer and Estée Lauder reflected higher net sales.  The higher results from Estée Lauder also reflected a favorable comparison to the higher level of prior-year period support spending behind launches such as New Dimension. The lower results from M•A•C reflected lower net sales.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$221	$261	$370	$450
$ Change from prior-year period	(40)		(80)
% Change from prior-year period	(15)%		(18)%

Makeup operating income decreased for the three and six months ended December 31, 2016, reflecting lower results from M•A•C and Clinique primarily due to a decrease in net sales, as well as transaction costs related to our fiscal 2017 acquisitions.  Partially offsetting this decrease in both periods were higher results from Estée Lauder and Tom Ford, reflecting higher net sales.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$69	$54	$141	$120
$ Change from prior-year period	15		21
% Change from prior-year period	28%		18%

Fragrance operating income increased for the three and six months ended December 31, 2016, reflecting higher results from Jo Malone London and certain designer fragrances.  The higher results from Jo Malone London reflected higher net sales.  The higher results from certain of our designer fragrances reflected a favorable comparison to the higher level of prior-year period support spending behind new and existing products.  The six months ended December 31, 2016 also reflected higher results from Estee Lauder reflecting a favorable comparison to the higher level of prior-year period support spending behind launches such as Modern Muse Le Rouge. Partially offsetting these higher results in both periods were lower results from Tom Ford reflecting higher targeted investment spending behind new and existing products.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$13	$20	$26	$26
$ Change from prior-year period	(7)		—
% Change from prior-year period	(35)%		—%

Hair care operating income decreased for the three months ended December 31, 2016, primarily reflecting lower net sales.

Geographic Regions

Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$86	$108	$149	$198
$ Change from prior-year period	(22)		(49)
% Change from prior-year period	(20)%		(25)%

Operating income in the Americas decreased for the three and six months ended December 31, 2016, primarily reflecting lower results from M•A•C due to a decrease in net sales, as well as transaction costs related to our fiscal 2017 acquisitions.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$412	$387	$668	$631
$ Change from prior-year period	25		37
% Change from prior-year period	6%		6%

The increase in operating income for the three months ended December 31, 2016 was primarily attributable to our travel retail business and France of approximately $55 million, combined, reflecting higher net sales.  These higher results were partially offset by lower results in the Middle East and Nordic of approximately $30 million, combined.  The lower results in the Middle East and Nordic were primarily due to lower net sales.

The increase in operating income for the six months ended December 31, 2016 were primarily attributable to our travel retail business and Switzerland of approximately $97 million, combined.  The higher results in our travel retail business reflected higher net sales.  The increased operating income in Switzerland was primarily due to a gain in the fiscal 2017 first quarter on the sale of property, plant and equipment.  These higher results were partially offset by lower results in the Middle East, Nordic and the United Kingdom of approximately $59 million, combined.  The lower results in the Middle East and Nordic were primarily due to lower net sales.  The lower results in the United Kingdom were driven by the negative impact of foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2016	2015	2016	2015

Operating Income	$160	$154	$290	$273
$ Change from prior-year period	6		17
% Change from prior-year period	4%		6%

The increase in operating income during the three months ended December 31, 2016 primarily reflected higher results in China and Korea of approximately $9 million, combined, driven by sales growth.  These higher results were partially offset by lower results of approximately $5 million in Hong Kong and Singapore due to lower net sales.

The increase in operating income during the six months ended December 31, 2016 primarily reflected higher results in Japan, China and Korea of approximately $24 million, combined, driven by sales growth.  These higher results were partially offset by lower results in Hong Kong and Singapore of approximately $10 million, combined.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2016	2015	2016	2015
Interest expense	$22	$17	$43	$34
Interest income and investment income, net	$5	$3	$11	$6

Interest expense increased for the three and six months ended December 31, 2016 as compared with the prior-year periods, primarily due to higher short- and long-term debt levels.  Interest and investment income, net increased for the three and six months ended December 31, 2016, primarily due to higher cash and long-term investment balances, as well as from an increase in interest rates.

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

	Three Months Ended December 31		Six Months Ended December 31
	2016	2015	2016	2015
Effective rate for income taxes	28.3%	27.2%	27.6%	28.0%
Basis-point change from the prior-year period	110		(40)

The increase in the effective tax rate for the three months ended December 31, 2016 was principally attributable to the prior-year period impact of the retroactive reinstatement of the U.S. federal research and development tax credit.  The decrease in the effective tax rate for the six months ended December 31, 2016 was principally attributable to a favorable geographical mix of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31		Six Months Ended December 31
($ in millions, except per share data)	2016	2015	2016	2015
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$428	$447	$722	$756
$ Change from prior-year period	(19)		(34)
% Change from prior-year period	(4)%		(4)%
Diluted net earnings per common share	$1.15	1.19	$1.94	2.00
% Change from prior-year period	(3)%		(3)%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	Less than (1)%		1%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

					% Change
	Three Months Ended December 31			%	in Constant
($ in millions, except per share data)	2016	2015	Variance	Change	Currency
Net Sales, as reported	$3,208	$3,124	$84	3%	5%
Returns associated with restructuring and other activities	—	—	—
Net Sales, as adjusted	$3,208	$3,124	$84	3%	5%

Operating Income, as reported	$617	$630	$(13)	(2)%	3%
Charges associated with restructuring and other activities	41	19	22
Operating Income, as adjusted	$658	$649	$9	1%	6%

Diluted net earnings per common share, as reported	$1.15	$1.19	$(.04)	(3)%	2%
Charges associated with restructuring and other activities	.07	.03	.04
Diluted net earnings per common share, as adjusted	$1.22	$1.22	$—	—%	5%

					% Change
	Six Months Ended December 31			%	in Constant
($ in millions, except per share data)	2016	2015	Variance	Change	Currency
Net Sales, as reported	$6,073	$5,959	$114	2%	4%
Returns associated with restructuring and other activities	2	—	2
Net Sales, as adjusted	$6,075	$5,959	$116	2%	4%
Operating Income, as reported	$1,035	$1,083	$(48)	(4)%	(1)%
Charges associated with restructuring and other activities	72	19	53
Operating Income, as adjusted	$1,107	$1,102	$5	—%	4%
Diluted net earnings per common share, as reported	$1.94	$2.00	$(.06)	(3)%	1%
Charges associated with restructuring and other activities	.12	.03	.09
Diluted net earnings per common share, as adjusted	$2.06	$2.03	$.03	1%	5%

THE ESTÉE LAUDER COMPANIES INC.

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Variance	Add: Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$1,248	$1,232	$16	$21	$37	1%	3%
Makeup	1,306	1,251	55	31	86	4	7
Fragrance	497	470	27	24	51	6	11
Hair Care	137	149	(12)	2	(10)	(8)	(7)
Other	20	22	(2)	2	—	(9)	—
Total	$3,208	$3,124	$84	$80	$164	3%	5%

Region:
The Americas	$1,242	$1,227	$15	$1	$16	1%	1%
Europe, the Middle East & Africa	1,307	1,268	39	77	116	3	9
Asia/Pacific	659	629	30	2	32	5	5
Total	$3,208	$3,124	$84	$80	$164	3%	5%

	As Reported
(In millions)	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015	Variance	Add: Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$2,350	$2,341	$9	$33	$42	—%	2%
Makeup	2,472	2,413	59	41	100	2	4
Fragrance	939	883	56	35	91	6	10
Hair Care	273	283	(10)	2	(8)	(4)	(3)
Other	41	39	2	2	4	5	10
Total	$6,075	$5,959	$116	$113	$229	2%	4%

Region:
The Americas	$2,475	$2,495	$(20)	$5	$(15)	(1)%	(1)%
Europe, the Middle East & Africa	2,351	2,285	66	120	186	3	8
Asia/Pacific	1,249	1,179	70	(12)	58	6	5
Total	$6,075	$5,959	$116	$113	$229	2%	4%

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2016, we had cash and cash equivalents of $1,262 million compared with $914 million at June 30, 2016.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at December 31, 2016 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 26, 2017, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At December 31, 2016, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (1), (8)	$455	$—	$455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (2), (8)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (3), (8)	293	—	293
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (4)	197	—	197
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (5), (8)	250	—	250
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (6), (8)	443	—	443
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (7), (8)	—	303	303
Commercial paper that matures through March 2017 (0.73% average interest rate)	—	1,821	1,821
Other borrowings	5	19	24
	$1,890	$2,143	$4,033

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

(5)             Consists of $250 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(6)             Consists of $450 million principal, a $5 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(7)             Consists of $300 million principal and a $3 million adjustment to reflect the termination value of interest rate swaps.

(8)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

In November 2016, we increased the size of our commercial paper program to $3.0 billion (from $1.5 billion) under which we may issue commercial paper in the United States.  At January 26, 2017, we had $1.8 billion of commercial paper outstanding, which we may refinance or repay as it matures.

In November 2016, we entered into a senior unsecured credit agreement that provides for a 364 day revolving credit facility (the “364 Day Facility”) in the amount of $1.5 billion.  The 364 Day Facility expires on November 13, 2017.  Interest rates on borrowings under the 364 Day Facility will be based on prevailing market interest rates in accordance with the agreement.  Costs incurred to establish the 364 Day Facility were de minimis and are being amortized over the term of the facility.  The 364 Day Facility has an annual fee of less than $1 million, payable quarterly, based on our current credit ratings.  The 364 Day Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  We intend to use the 364 Day Facility, together with our New Facility (as defined below), for credit support for our commercial paper program and for general corporate purposes. At December 31, 2016, no borrowings were outstanding under the 364 Day Facility.

In October 2016, we replaced our undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 15, 2020 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  We incurred costs of approximately $1 million to establish the New Facility, which will be amortized over the term of the facility.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on our current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At December 31, 2016, no borrowings were outstanding under the New Facility.

THE ESTÉE LAUDER COMPANIES INC.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 52% at December 31, 2016 from 39% at June 30, 2016, primarily due to the issuance of commercial paper.

Cash Flows

	Six Months Ended December 31
(In millions)	2016	2015
Net cash provided by operating activities	$824	$962
Net cash used for investing activities	$1,727	$644
Net cash provided by (used for) financing activities	$1,270	$(453)

The decrease in net cash provided by operating activities reflected an unfavorable change in accounts payable, primarily due to the timing of payments.  This decrease also reflected a change in other accrued liabilities, partially reflecting the payment of accrued annual incentive employee compensation and a reduction in accrued income taxes due to the timing and level of tax payments.  Also contributing to the decrease was an unfavorable change in inventory and a decrease in net earnings.  These decreases were partially offset by a favorable change in accounts receivable, reflecting the timing of shipments and collections.

The increase in net cash used for investing activities primarily reflected cash paid in connection with the fiscal 2017 second quarter acquisitions of Too Faced and BECCA, partially offset by lower net purchases of investments in connection with our cash investment strategy.

The increase in net cash provided by financing activities reflected the issuance of commercial paper, which was primarily used to fund the acquisition of Too Faced.  The increase also reflected lower treasury stock purchases, partially offset by higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2016, see Notes to Consolidated Financial Statements, Note 13 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 10 — Contingencies.

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 7 — Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 7 — Derivative Financial Instruments (Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 7 — Derivative Financial Instruments (Credit Risk).

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

THE ESTÉE LAUDER COMPANIES INC.

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $28 million and $22 million as of December 31, 2016 and June 30, 2016, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $30 million and $15 million as of December 31, 2016 and June 30, 2016, respectively.

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

(16) consequences attributable to local or international conflicts around the world, as well as from any terrorist attack, retaliation or similar threats;

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

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

THE ESTÉE LAUDER COMPANIES INC.

Management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles.  Our CEO and CFO have certified that, based on such officer’s knowledge, the financial statements and other financial information included in this Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-Q.  In addition, we continue to implement the remediation plan described below for the material weakness disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

(c)    Changes in Internal Controls over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Remediation Plan

Management is continuing to implement the remediation plan disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively.

Actions taken under the remediation plan have included enhancing the design of existing controls and establishing new controls.  We believe the improvements we expect to achieve as a result of the remediation plan will effectively remediate the material weakness.  However, the material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness will be completed in fiscal 2017.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 10 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by our Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
October 2016	468,866	$87.06	—	16,245,812
November 2016	—	—	—	16,245,812
December 2016	1,286,399	77.73	1,286,399	14,959,413
	1,755,265	80.22	1,286,399

(1)          The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

(2)          Includes 468,866 shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of stock-based compensation.

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
10.1

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016).*

10.2

$1.5 Billion 364 Day Credit Agreement dated as of November 14, 2016, among The Estée Lauder Companies Inc., the lenders listed therein, Citibank N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as syndication agents, and BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2016).*

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 2, 2017	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

THE ESTÉE LAUDER COMPANIES INC.

INDEX TO EXHIBITS

Exhibit Number	Description
10.1

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016).*

10.2

$1.5 Billion 364 Day Credit Agreement dated as of November 14, 2016, among The Estée Lauder Companies Inc., the lenders listed therein, Citibank N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A. as syndication agents, and BNP Paribas and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2016).*

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