Form 10-Q
period 2017-03-31
ESTEE LAUDER COMPANIES INC
filed 2017-05-03
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At April 26, 2017, 223,870,597 shares of the registrant’s Class A Common Stock, $.01 par value, and 143,961,737 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
	(In millions, except per share data)

Net Sales	$2,857	$2,657	$8,930	$8,616
Cost of Sales	591	504	1,824	1,670

Gross Profit	2,266	2,153	7,106	6,946

Operating Expenses
Selling, general and administrative	1,780	1,754	5,522	5,445
Restructuring and other charges	59	15	122	34
Total operating expenses	1,839	1,769	5,644	5,479

Operating Income	427	384	1,462	1,467

Interest expense	28	18	71	52
Interest income and investment income, net	8	4	19	10
Earnings before Income Taxes	407	370	1,410	1,425

Provision for income taxes	107	104	384	399
Net Earnings	300	266	1,026	1,026

Net earnings attributable to noncontrolling interests	(2)	(1)	(6)	(5)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$298	$265	$1,020	$1,021

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.81	$.72	$2.78	$2.76
Diluted	$.80	$.71	$2.74	$2.71

Weighted-average common shares outstanding
Basic	367.0	369.1	366.8	370.4
Diluted	372.3	375.6	372.7	376.9

Cash dividends declared per common share	$.34	$.30	$.98	$.84

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
	(In millions)

Net earnings	$300	$266	$1,026	$1,026

Other comprehensive income (loss):
Net unrealized investment gain (loss)	2	7	(9)	3
Net derivative instrument gain (loss)	(51)	(36)	(17)	(32)
Amounts included in net periodic benefit cost	7	6	23	19
Translation adjustments	64	71	(49)	(52)
Benefit (provision) for deferred income taxes on components of other comprehensive income	17	11	(2)	4
Total other comprehensive income (loss)	39	59	(54)	(58)
Comprehensive income (loss)	339	325	972	968

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(2)	(1)	(6)	(5)
Translation adjustments	1	(1)	—	—
	(1)	(2)	(6)	(5)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$338	$323	$966	$963

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
	2017	2016
	(Unaudited)
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,139	$914
Short-term investments	701	469
Accounts receivable, net	1,528	1,258
Inventory and promotional merchandise, net	1,310	1,264
Prepaid expenses and other current assets	294	320
Total current assets	4,972	4,225

Property, Plant and Equipment, net	1,576	1,583

Other Assets
Long-term investments	993	1,108
Goodwill	1,942	1,228
Other intangible assets, net	1,337	344
Other assets	625	735
Total other assets	4,897	3,415
Total assets	$11,445	$9,223

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$519	$332
Accounts payable	597	717
Other accrued liabilities	1,744	1,632
Total current liabilities	2,860	2,681

Noncurrent Liabilities
Long-term debt	3,377	1,910
Other noncurrent liabilities	1,073	1,045
Total noncurrent liabilities	4,450	2,955

Contingencies (Note 10)

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2017 and June 30, 2016; shares issued: 428,868,500 at March 31, 2017 and 424,109,008 at June 30, 2016; Class B shares authorized: 304,000,000 at March 31, 2017 and June 30, 2016; shares issued and outstanding: 143,961,737 at March 31, 2017 and 144,770,237 at June 30, 2016	6	6
Paid-in capital	3,462	3,161
Retained earnings	8,350	7,693
Accumulated other comprehensive loss	(599)	(545)
	11,219	10,315
Less: Treasury stock, at cost; 205,125,233 Class A shares at March 31, 2017 and 201,119,435 Class A shares at June 30, 2016	(7,100)	(6,743)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,119	3,572
Noncontrolling interests	16	15
Total equity	4,135	3,587
Total liabilities and equity	$11,445	$9,223

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31
	2017	2016
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,026	$1,026
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	337	305
Deferred income taxes	(84)	(51)
Noncash stock-based compensation	175	147
Excess tax benefits from stock-based compensation arrangements	(37)	(18)
Net (gain) loss on disposal of property, plant and equipment	(4)	10
Noncash restructuring and other charges	3	15
Pension and post-retirement benefit expense	59	53
Pension and post-retirement benefit contributions	(19)	(19)
Change in fair value of contingent consideration	1	16
Equity investment income	(17)	(2)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(242)	(251)
Decrease in inventory and promotional merchandise, net	59	53
Increase in other assets, net	(30)	(82)
Decrease in accounts payable	(168)	(46)
Increase in other accrued and noncurrent liabilities	193	160
Net cash flows provided by operating activities	1,252	1,316

Cash Flows from Investing Activities
Capital expenditures	(316)	(334)
Payments for acquired businesses, net of cash acquired	(1,690)	(101)
Proceeds from disposition of investments	955	925
Purchases of investments	(1,067)	(1,587)
Proceeds from sale of property, plant and equipment	12	—
Net cash flows used for investing activities	(2,106)	(1,097)

Cash Flows from Financing Activities
Proceeds of current debt, net	194	286
Proceeds from issuance of long-term debt, net	1,498	—
Debt issuance costs	(10)	—
Repayments and redemptions of long-term debt	(4)	(6)
Net proceeds from stock-based compensation transactions	94	55
Excess tax benefits from stock-based compensation arrangements	37	18
Payments to acquire treasury stock	(363)	(703)
Dividends paid to stockholders	(361)	(312)
Payments to noncontrolling interest holders for dividends	(2)	(3)
Net cash flows provided by (used for) financing activities	1,083	(665)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(19)
Net Increase (Decrease) in Cash and Cash Equivalents	225	(465)
Cash and Cash Equivalents at Beginning of Period	914	1,021
Cash and Cash Equivalents at End of Period	$1,139	$556

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $67 million and $72 million, net of tax, during the three months ended March 31, 2017 and 2016, respectively, and $(53) million and $(57) million, net of tax, during the nine months ended March 31, 2017 and 2016, respectively.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $8 million and $11 million during the three months ended March 31, 2017 and 2016, respectively, and $14 million and $16 million during the nine months ended March 31, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $23 million and $24 million as of March 31, 2017 and June 30, 2016, respectively.

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business.  The Company grants credit to qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s largest customer sells products primarily within the United States and accounted for $230 million, or 8%, and $248 million, or 9%, of the Company’s consolidated net sales for the three months ended March 31, 2017 and 2016, respectively, and $763 million, or 9%, and $840 million, or 10%, of the Company’s consolidated net sales for the nine months ended March 31, 2017 and 2016, respectively.  This customer accounted for $205 million, or 13%, and $164 million, or 13%, of the Company’s accounts receivable at March 31, 2017 and June 30, 2016, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	March 31	June 30
(In millions)	2017	2016
Raw materials	$278	$306
Work in process	157	177
Finished goods	727	622
Promotional merchandise	148	159
	$1,310	$1,264

Property, Plant and Equipment

	March 31	June 30
(In millions)	2017	2016
Assets (Useful Life)
Land	$29	$15
Buildings and improvements (10 to 40 years)	183	187
Machinery and equipment (3 to 10 years)	636	680
Computer hardware and software (4 to 15 years)	1,094	1,041
Furniture and fixtures (5 to 10 years)	92	84
Leasehold improvements	1,854	1,789
	3,888	3,796
Less accumulated depreciation and amortization	(2,312)	(2,213)
	$1,576	$1,583

The cost of assets related to projects in progress of $202 million and $186 million as of March 31, 2017 and June 30, 2016, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $106 million and $100 million during the three months ended March 31, 2017 and 2016, respectively, and $316 million and $295 million during the nine months ended March 31, 2017 and 2016, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31	June 30
(In millions)	2017	2016
Advertising, merchandising and sampling	$315	$283
Employee compensation	437	504
Payroll and other taxes	206	163
Other	786	682
	$1,744	$1,632

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The effective rate for income taxes was 26.3% and 28.0% for the three months ended March 31, 2017 and 2016, respectively, and 27.2% and 28.0% for the nine months ended March 31, 2017 and 2016, respectively.

The decrease in the effective tax rate for each of the three-month and nine-month periods ended March 31, 2017 was primarily attributable to income tax reserve adjustments.

As of March 31, 2017 and June 30, 2016, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $76 million and $82 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2017 that, if recognized, would affect the effective tax rate was $49 million.  During the three months ended March 31, 2017, the Company recognized a gross interest and penalty benefit of $1 million in the accompanying consolidated statement of earnings.  There was a total gross accrued interest and penalty expense during the nine months ended March 31, 2017 that was de minimis.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2017 and June 30, 2016 totaled $18 million at the end of each respective period.  On the basis of the information available as of March 31, 2017, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within the next twelve months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

Recently Issued Accounting Standards

Pension-related Costs

In March 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends how companies present net periodic benefit cost in the income statement and balance sheet relating to defined benefit pension and/or other postretirement benefit plans.  Within the income statement, the new guidance requires companies to report the service cost component within operating expenses and report the other components of net periodic benefit cost below operating income (if one is reported).  In addition, within the balance sheet, the guidance changes the components of the pension cost eligible for capitalization to the service cost component only (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

Effective for the Company — Fiscal 2019 first quarter, with early adoption permitted as of the first interim period in fiscal 2018.  The guidance must be applied (a) retrospectively as it pertains to the income statement classification of the components of net periodic benefit cost and (b) prospectively as it pertains to future capitalization of service costs.

Impact on consolidated financial statements — The Company is currently evaluating the timing of adoption and impact of applying this guidance on its consolidated financial statements.

Goodwill

In January 2017, FASB issued authoritative guidance which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test.  The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.  The Company will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test.

Effective for the Company — Fiscal 2021 first quarter, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Impact on consolidated financial statements — The impact of applying this guidance will be evaluated by the Company for future interim and annual impairment tests.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impact on consolidated financial statements — The Company is currently evaluating the impact of applying this guidance.

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

Effective for the Company — Fiscal 2021 first quarter.

Impact on consolidated financial statements — The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable and short- and long-term investments.

Compensation - Stock Compensation

In March 2016, the FASB issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees. This new guidance requires that all excess tax benefits and tax deficiencies related to share-based compensation awards be recorded as income tax expense or benefit in the income statement.  In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  This guidance also permits an employer to withhold up to the maximum statutory withholding rates in a jurisdiction without triggering liability classification, allows companies to elect to account for forfeitures as they occur, and provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and for the classification of excess tax benefits.  The new guidance prescribes different transition methods for the various provisions.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on consolidated financial statements — The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance.  While the Company has not completed its evaluation, it believes the adoption of this standard will have a significant impact on its Consolidated Balance Sheets.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of March 31, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$452	$2	$(2)	$452
Foreign government and agency securities	103	—	(1)	102
Corporate notes and bonds	506	—	(2)	504
Time deposits	520	—	—	520
Other securities	26	1	—	27
Total	$1,607	$3	$(5)	$1,605

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$560	$3	$—	$563
Foreign government and agency securities	61	—	—	61
Corporate notes and bonds	454	3	—	457
Time deposits	390	—	—	390
Other securities	32	1	—	33
Total	$1,497	$7	$—	$1,504

The following table presents the Company’s available-for-sale securities by contractual maturity as of March 31, 2017:

(In millions)	Cost	Fair Value
Due within one year	$701	$701
Due after one through five years	906	904
	$1,607	$1,605

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of March 31, 2017:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$702	$(5)	$5	$—

There were no gross gains or losses realized on sales of investments included in the consolidated statements of earnings for the three and nine months ended March 31, 2017 and 2016.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $200 million and $120 million for the three months ended March 31, 2017 and 2016, respectively, and $532 million and $502 million for the nine months ended March 31, 2017 and 2016, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACQUISITION OF BUSINESSES

On December 19, 2016, the Company acquired 100% of Too Faced, a makeup brand, for approximately $1.5 billion.  This acquisition is expected to complement the Company’s distribution in the specialty-multi channel.  The amount paid at closing was funded by cash on hand including the proceeds from the issuance of commercial paper.  In February 2017, the Company issued long-term debt to refinance a portion of the outstanding commercial paper.  See Note 6 — Debt.   The purchase price recorded is provisional pending final working capital adjustments and completion of the final valuation.  The results of operations of Too Faced are included in the Company’s consolidated financial statements commencing on the acquisition date.

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

For the three and nine months ended March 31, 2017, the Company’s statements of earnings included approximately $87 million and $100 million, respectively, of net sales and $(5) million and $(10) million, net of tax, respectively, of net earnings (loss), inclusive of acquisition-related costs, related to Too Faced.  Acquisition-related costs, which primarily include financial advisory, accounting and legal fees, in the amount of $9 million for the nine months ended March 31, 2017 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

On November 14, 2016, the Company also acquired 100% of BECCA, a makeup brand.  Pro forma results of operations reflecting the Too Faced and BECCA acquisitions have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 4 — GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 3 — Acquisition of Businesses, during the nine months ended March 31, 2017, the Company acquired Too Faced and BECCA, which included the addition of goodwill of $712 million, amortizable intangible assets of $394 million (with a weighted-average amortization period of approximately 10 years) and non-amortizable intangible assets of $623 million.  Goodwill associated with the acquisitions is primarily attributable to the future revenue growth opportunities associated with additional share in the makeup category.  As such, the goodwill has been allocated to the Company’s makeup product category.  Approximately $265 million of goodwill recorded in connection with certain of these acquisitions is expected to be deductible for tax purposes.  These amounts are provisional pending final working capital adjustments and completion of the final valuations.  During the nine months ended March 31, 2017, the Company recognized $8 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets acquired in connection with the acquisitions of Too Faced and BECCA are classified as Level 3 in the fair value hierarchy.  The estimate of the fair values of acquired amortizable intangible assets was determined using a multi-period excess earnings income approach.  Fair value was determined under this approach by estimating future cash flows over multiple periods, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows.  The estimate of the fair values of acquired intangible assets not subject to amortization was determined using an income approach, specifically the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2016
Goodwill	$184	$460	$255	$393	$1,292
Accumulated impairments	(29)	—	—	(35)	(64)
	155	460	255	358	1,228

Goodwill acquired during the period	—	720	—	—	720
Translation adjustments	—	—	(6)	—	(6)
	—	720	(6)	—	714

Balance as of March 31, 2017
Goodwill	183	1,180	249	392	2,004
Accumulated impairments	(28)	—	—	(34)	(62)
	$155	$1,180	$249	$358	$1,942

Other intangible assets consist of the following:

	March 31, 2017			June 30, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$693	$266	$427	$299	$245	$54
License agreements	43	43	—	43	43	—
	$736	$309	427	$342	$288	54
Non-amortizable intangible assets:
Trademarks and other			910			290
Total intangible assets			$1,337			$344

The aggregate amortization expense related to amortizable intangible assets was $13 million and $4 million for the three months ended March 31, 2017 and 2016, respectively, and was $22 million and $12 million for the nine months ended March 31, 2017 and 2016, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2017 and for each of fiscal 2018 to 2021 is $13 million, $51 million, $51 million, $44 million and $43 million, respectively.

NOTE 5 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Leading Beauty Forward

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

The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through March 31, 2017, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring actions to be taken over the duration of LBF involve the redesigning, resizing and reorganization of select corporate functions and go-to-market structures to improve effectiveness and create cost efficiencies in support of increased investment in growth drivers.  As the Company continues to grow, it is important to more efficiently support its diverse portfolio of brands, channels and geographies in the rapidly evolving prestige beauty environment.  The initiatives being evaluated include the creation of a shared-services structure in existing or lower-cost locations, either using Company resources or through external service providers.  The Company also believes that decision-making in key areas of innovation, marketing and digital communications should be moved closer to the consumer to increase speed and local relevance.

In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through March 31, 2017 were:

	Sales
	Returns			Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales		Restructuring Charges	Other Charges		Total
Approval Period
Fiscal 2016	$4	$28	(1)	$87	$71	(1)	$190
Nine months ended March 31, 2017	11	6		78	77		172
Cumulative through March 31, 2017	$15	$34		$165	$148		$362

(1)       Reflects approximately $25 million of supply chain consulting and professional services expected to be recognized in Cost of Sales, which were previously classified under Operating Expenses.

Included in the above table, cumulative restructuring initiatives approved by the Company through March 31, 2017 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Nine months ended March 31, 2017	75	1	—	2	78
Cumulative through March 31, 2017	$150	$4	$5	$6	$165

Specific actions taken during the nine months ended March 31, 2017 included:

•            Optimize Select Corporate Functions - The Company continued to approve initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including research and development, global information systems and legal.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services related to the design of future structures, processes and technologies of certain corporate functions and, to a lesser extent, costs for training and recruitment related to new capabilities.  The Company also approved other charges to support the LBF Project Management Office (“PMO”).  The approved charges primarily consist of internal costs for employees dedicated solely to project management activities, with a focus on project integration, program communications and change management.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future design of certain corporate functions includes the creation of a shared-services structure, either using Company resources or through external service providers.  As part of the future service delivery model in the finance organization, the Company approved the initial phase to transition select transactional activities to an external service provider, which is expected to result in other charges for implementation, project and consulting costs.

•            Optimize Corporate and Region Market Support Structures - The Company continued to approve initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels.  These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services related to the design of future structures, processes and technologies and, to a lesser extent, other costs for recruitment and training related to new capabilities. In addition, the Company approved initiatives to enhance consumer engagement strategies across certain channels in Europe, which is expected to result in product returns.

•            Optimize Supply Chain - The Company approved certain activities related to an initiative to generate distribution capabilities and efficiencies through an external service provider.  The Company also approved certain activities related to initiatives to enhance strategic sourcing capabilities for direct procurement activities.  Collectively, these actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  To enable the implementation of these initiatives, other charges were approved for LBF PMO costs, professional fees and asset write-offs.  The Company also continued to approve certain activities related to initiatives to redesign transportation management activities, to enhance its Quality Assurance organization, and to improve the organizational design of manufacturing and engineering activities related to certain product lines.  To enable the implementation of these initiatives, other charges were approved for consulting fees and, to a lesser extent, project management costs.

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales
	Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Nine months ended March 31, 2017	2	10	70	52	134
Cumulative through March 31, 2017	$3	$10	$145	$57	$215

Charges recorded during the nine months ended March 31, 2017 included returns (and the related cost of sales) and inventory write-offs related to the exit of certain businesses in select markets and channels of distribution.  Cost of sales also included consulting and professional services incurred, primarily related to the design of supply chain planning activities.  Other charges associated with LBF initiatives primarily reflected consulting and other professional services related to the design of future structures, processes and technologies of certain corporate functions and go-to-market activities and, to a lesser extent, costs to establish and maintain the LBF PMO.  Other charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.

Included in the above table, aggregate restructuring charges by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Nine months ended March 31, 2017	66	2	2	—	70
Charges recorded through March 31, 2017	$140	$3	$2	$—	$145

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges from program inception through March 31, 2017 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	66	2	2	—	70
Cash payments	(24)	—	(1)	—	(25)
Noncash asset write-offs	—	(2)	—	—	(2)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at March 31, 2017	$113	$—	$1	$—	$114

Restructuring charges for employee-related costs in fiscal 2017 are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at March 31, 2017 are expected to result in cash expenditures funded from cash provided by operations of approximately $23 million, $57 million, $32 million and $2 million in fiscal 2017, 2018, 2019 and 2020, respectively.

Global Technology Infrastructure

In October 2015, the Company approved plans to transform and modernize its global technology infrastructure (“GTI”) to fundamentally change the way the Company delivers information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, the Company transitioned its GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where the Company pays for services as they are used.  The Company incurred restructuring charges of $12 million and $29 million for the three and nine months ended March 31, 2016, respectively, reflecting contract terminations, asset write-offs and employee-related costs.  Other charges in connection with the implementation of this initiative were $3 million and $5 million for the three and nine months ended March 31, 2016, respectively, primarily related to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.

NOTE 6 — DEBT

In February 2017, the Company completed a public offering of $500 million aggregate principal amount of its 1.80% Senior Notes due February 7, 2020 (the “2020 Senior Notes”), $500 million aggregate principal amount of its 3.15% Senior Notes due March 15, 2027 (the “2027 Senior Notes”) and $500 million aggregate principal amount of its 4.15% Senior Notes due March 15, 2047 (the “2047 Senior Notes”). The Company used proceeds from this offering for general corporate purposes, including to repay outstanding commercial paper as it matured and to refinance its $300 million aggregate principal amount of 5.55% Senior Notes due May 15, 2017 when it becomes due.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These recently issued notes are summarized as follows:

Notes	Issue Date	Price	Yield	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2020 Senior Notes	February 2017	99.986%	1.805%	$—	$(1)	$2	February 7/August 7
2027 Senior Notes (1)	February 2017	99.963	3.154	—	N/A	3	March 15/September 15
2047 Senior Notes (2)	February 2017	99.739	4.165	(2)	N/A	5	March 15/September 15

(1)                In November 2016, in anticipation of the issuance of the 2027 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $450 million at a weighted-average all-in rate of 2.37%.  The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $2 million that is being amortized to interest expense over the life of the 2027 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2027 Senior Notes will be 3.18% over the life of the debt.

(2)                In November 2016, in anticipation of the issuance of the 2047 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $350 million at a weighted-average all-in rate of 3.01%.  The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $3 million that is being amortized to interest expense over the life of the 2047 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2047 Senior Notes will be 4.17% over the life of the debt.

In February 2017, the Company decreased the size of its commercial paper program, under which it may issue commercial paper in the United States, to $1.5 billion. The commercial paper program had previously been increased to $3 billion in November 2016 to finance the Company’s second quarter acquisitions.  As of March 31, 2017, the Company had $195 million of commercial paper outstanding that matured through April 2017, which the Company refinanced as it matured.

In February 2017, the Company terminated its undrawn $1.5 billion senior unsecured credit agreement, which was entered into November 2016 and provided a 364 day revolving credit facility for the Company’s general corporate purposes.

In October 2016, the Company replaced its undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 15, 2020 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The Company incurred costs of approximately $1 million to establish the New Facility, which will be amortized over the term of the facility.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At March 31, 2017, no borrowings were outstanding under the New Facility.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2017	June 30 2016	Balance Sheet Location	March 31 2017	June 30 2016
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$27	$37	Other accrued liabilities	$30	$18
Interest rate swap contracts	Prepaid expenses and other current assets	—	18	Other accrued liabilities	7	—

Total Derivatives Designated as Hedging Instruments		27	55		37	18

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	4	11	Other accrued liabilities	10	8

Total Derivatives		$31	$66		$47	$26

(1) See Note 8 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31		from AOCI into Earnings	Three Months Ended March 31
(In millions)	2017	2016	(Effective Portion)	2017	2016
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$(35)	$(16)	Cost of sales	$2	$6
			Selling, general and administrative	7	14
Interest rate-related derivatives	(6)	—	Interest expense	1	—
Total Derivatives	$(41)	$(16)		$10	$20

(1)    The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $2 million and $(3) million for the three months ended March 31, 2017 and 2016, respectively.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for the three months ended March 31, 2017 and March 31, 2016.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Nine Months Ended March 31		from AOCI into Earnings	Nine Months Ended March 31
(In millions)	2017	2016	(Effective Portion)	2017	2016
Derivatives in Cash Flow Hedging Relationships
Foreign currency forward contracts	$13	$20	Cost of sales	$8	$13
			Selling, general and administrative	26	38
Interest rate-related derivatives	5	—	Interest Expense	1	1
Total Derivatives	$18	$20		$35	$52

(1)    The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was de minimis and $(2) million for the nine months ended March 31, 2017 and 2016, respectively.  The amount of gain recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for the nine months ended March 31, 2017 and 2016.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2017	2016	2017	2016
Derivatives in Fair Value Hedging Relationships
Interest rate swap contracts	Interest expense	$(3)	$7	$(25)	$13

(1)    Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Selling, general and administrative	$(11)	$20	$(10)	$21

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of March 2019.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of March 31, 2017, the Company’s foreign currency cash-flow hedges were highly effective.

At March 31, 2017, the Company had foreign currency forward contracts in the amount of $3,175 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($565 million), Swiss franc ($397 million), Hong Kong dollar ($364 million), Chinese yuan ($328 million), Euro ($305 million), Australian dollar ($196 million) and Taiwan dollar ($138 million).

The estimated net gain on the Company’s derivative instruments designated as cash-flow hedges as of March 31, 2017 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $4 million.  The accumulated gain on derivative instruments in AOCI was $33 million and $50 million as of March 31, 2017 and June 30, 2016, respectively.

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with notional amounts totaling $250 million, $450 million and $250 million to effectively convert the fixed rate interest on its 2020 Senior Notes, 1.70% Senior Notes due May 10, 2021 and 2.35% Senior Notes due August 15, 2022, respectively, to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $31 million at March 31, 2017.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$31	$—	$31
Available-for-sale securities:
U.S. government and agency securities	—	452	—	452
Foreign government and agency securities	—	102	—	102
Corporate notes and bonds	—	504	—	504
Time deposits	—	520	—	520
Other securities	—	27	—	27
Total	$—	$1,636	$—	$1,636

Liabilities:
Foreign currency forward contracts	$—	$40	$—	$40
Interest rate swap contracts	—	7	—	7
Contingent consideration	—	—	197	197
Total	$—	$47	$197	$244

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$48	$—	$48
Interest rate swap contracts	—	18	—	18
Available-for-sale securities:
U.S. government and agency securities	—	563	—	563
Foreign government and agency securities	—	61	—	61
Corporate notes and bonds	—	457	—	457
Time deposits	—	390	—	390
Other securities	—	33	—	33
Total	$—	$1,570	$—	$1,570

Liabilities:
Foreign currency forward contracts	$—	$26	$—	$26
Contingent consideration	—	—	196	196
Total	$—	$26	$196	$222

The estimated fair values of the Company’s financial instruments are as follows:

	March 31		June 30
	2017		2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,139	$1,139	$914	$914
Available-for-sale securities	1,605	1,605	1,504	1,504
Current and long-term debt	3,896	4,007	2,242	2,482
Additional purchase price payable	37	37	37	37
Contingent consideration	197	197	196	196

Derivatives
Foreign currency forward contracts — asset (liability), net	(9)	(9)	22	22
Interest rate swap contracts — asset (liability), net	(7)	(7)	18	18

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents — Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, money market funds and time deposits. The carrying amount approximates fair value primarily due to the short maturity of cash equivalent instruments.

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at March 31, 2017:

Risk-adjusted discount rate	1.5% to 2.4%
Revenue volatility	3.5% to 8.3%
Asset volatility	21.7% to 26.5%
Revenue/earnings before income tax, depreciation and amortization (“EBITDA”) correlation factor	80%
Revenue discount rates	2.9% to 4.9%
EBITDA discount rates	11.1% to 11.9%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the nine months ended March 31, 2017 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2016	$196
Change in fair value	1
Contingent consideration at March 31, 2017	$197

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

The components of net periodic benefit cost for the three months ended March 31, 2017 and 2016 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2017	2016	2017	2016	2017	2016
Service cost	$9	$8	$7	$6	$—	$1
Interest cost	8	8	3	4	2	2
Expected return on plan assets	(13)	(12)	(4)	(5)	—	(1)
Amortization of:
Prior service cost	—	1	—	—	—	—
Actuarial loss	4	2	3	3	—	—
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$8	$7	$10	$8	$2	$2

The components of net periodic benefit cost for the nine months ended March 31, 2017 and 2016 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2017	2016	2017	2016	2017	2016
Service cost	$27	$24	$21	$18	$2	$3
Interest cost	23	24	9	12	5	6
Expected return on plan assets	(39)	(36)	(12)	(15)	(1)	(2)
Amortization of:
Prior service cost	1	1	1	1	—	—
Actuarial loss	12	8	8	9	1	—
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$24	$21	$28	$25	$7	$7

During the nine months ended March 31, 2017, the Company made contributions to its international pension plans totaling approximately $9 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	March 31	June 30
(In millions)	2017	2016
Other assets	$75	$79
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(443)	(429)
Funded status	(395)	(377)
Accumulated other comprehensive loss	400	427
Net amount recognized	$5	$50

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

NOTE 11 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return (“TSR”), long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2017	2016	2017	2016
Compensation expense	$41	$36	$175	$147
Income tax benefit	14	12	58	48

Stock Options

During the nine months ended March 31, 2017, the Company granted approximately 2.5 million stock options with a weighted-average exercise price per share of $89.24 and a weighted-average grant date fair value per share of $22.79. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the three and nine months ended March 31, 2017 was $45 million and $116 million, respectively.

Restricted Stock Units

The Company granted approximately 1.6 million RSUs during the nine months ended March 31, 2017 with a weighted-average grant date fair value per share of $88.54 which, at the time of grant, were scheduled to vest as follows: 0.5 million in fiscal 2018, 0.5 million in fiscal 2019, 0.5 million in fiscal 2020 and 0.1 million in fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment of the grantees.  RSUs are accompanied by dividend equivalent rights, payable upon settlement either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

In September 2016, the Company granted PSUs with a target payout of approximately 0.3 million shares with a weighted-average grant date fair value per share of $89.47, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2019.  In January 2017, the Company granted PSUs with a target payout of approximately 0.3 million shares with a weighted-average grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2020.  In January 2017, the Company granted PSUs with a target payout of approximately 0.2 million shares with a weighted-average grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2022.  For PSU grants, no settlement will occur for results below the applicable minimum threshold.  Vesting of PSUs is generally subject to continued employment of the grantees. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2017	2016	2017	2016
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$298	$265	$1,020	$1,021

Denominator:
Weighted-average common shares outstanding — Basic	367.0	369.1	366.8	370.4
Effect of dilutive stock options	3.5	4.5	3.8	4.4
Effect of PSUs	0.2	—	0.2	—
Effect of RSUs	1.6	1.9	1.9	2.0
Effect of PSUs based on TSR	—	0.1	—	0.1
Weighted-average common shares outstanding — Diluted	372.3	375.6	372.7	376.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.81	$0.72	$2.78	$2.76
Diluted	0.80	0.71	2.74	2.71

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and 2016, outstanding options to purchase 2.5 million and 0.2 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of March 31, 2017 and 2016, 1.3 million and 0.8 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 11 — Stock Programs.

NOTE 13 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance at June 30, 2016	$6	$3,161	$7,693	$(545)	$(6,743)	$3,572	$15	$3,587
Net earnings	—	—	1,020	—	—	1,020	6	1,026
Common stock dividends	—	2	(363)	—	—	(361)	(5)	(366)
Other comprehensive income (loss)	—	—	—	(54)	—	(54)	—	(54)
Acquisition of treasury stock	—	—	—	—	(307)	(307)	—	(307)
Stock-based compensation	—	299	—	—	(50)	249	—	249
Balance at March 31, 2017	$6	$3,462	$8,350	$(599)	$(7,100)	$4,119	$16	$4,135

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2017:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2016	August 31, 2016	September 15, 2016	$.30
November 1, 2016	November 30, 2016	December 15, 2016	$.34
February 1, 2017	February 28, 2017	March 15, 2017	$.34

On May 2, 2017, a dividend was declared in the amount of $.34 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 15, 2017 to stockholders of record at the close of business on May 31, 2017.

Common Stock

During the nine months ended March 31, 2017, the Company purchased approximately 4.2 million shares of its Class A Common Stock for $363 million.

During the nine months ended March 31, 2017, approximately 0.8 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2017:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2016	$7	$32	$(285)	$(299)	$(545)
OCI before reclassifications	(9)	12	3 (1)	(53)	(47)
Amounts reclassified from AOCI	—	(23)	16	—	(7)
Net current-period OCI	(9)	(11)	19	(53)	(54)
Balance at March 31, 2017	$(2)	$21	$(266)	$(352)	$(599)

(1) Includes foreign currency translation gains of $4 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2017 and 2016:

	Amount Reclassified from AOCI
	Three Months Ended March 31		Nine Months Ended March 31		Affected Line Item in Consolidated
(In millions)	2017	2016	2017	2016	Statement of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$(1)	$—	$—	$—	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	—	—	Provision for income taxes
	$(1)	$—	$—	$—	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$2	$6	$8	$13	Cost of sales
Foreign currency forward contracts	7	14	26	38	Selling, general and administrative
Interest rate-related derivatives	1	—	1	1	Interest expense
	10	20	35	52	Earnings before income taxes
Benefit (provision) for deferred taxes	(3)	(7)	(12)	(18)	Provision for income taxes
	$7	$13	$23	$34	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$(1)	$(2)	$(2)	(1)
Amortization of actuarial loss	(7)	(5)	(21)	(17)	(1)
	(7)	(6)	(23)	(19)	Earnings before income taxes
Benefit (provision) for deferred taxes	2	2	7	5	Provision for income taxes
	$(5)	$(4)	$(16)	$(14)	Net earnings
Total reclassification adjustments, net	$1	$9	$7	$20	Net earnings

(1) See Note 9 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2017 and 2016 is as follows:

(In millions)	2017	2016
Cash:
Cash paid during the period for interest	$58	$47
Cash paid during the period for income taxes	$324	$349

Noncash investing and financing activities:
Capital lease and asset retirement obligations incurred	$10	$23
Noncash purchases (sales) of short- and long-term investments, net	$1	$2
Property, plant and equipment accrued but unpaid	$26	$22

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2017	2016	2017	2016
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,105	$1,073	$3,455	$3,414
Makeup	1,271	1,161	3,743	3,574
Fragrance	336	276	1,275	1,159
Hair Care	126	128	399	411
Other	19	19	60	58
	2,857	2,657	8,932	8,616
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$2,857	$2,657	$8,930	$8,616

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$265	$202	$828	$701
Makeup	192	192	562	642
Fragrance	16	(6)	157	114
Hair Care	12	10	38	36
Other	4	1	11	8
	489	399	1,596	1,501
Reconciliation:
Charges associated with restructuring and other activities	(62)	(15)	(134)	(34)
Interest expense	(28)	(18)	(71)	(52)
Interest income and investment income, net	8	4	19	10
Earnings before income taxes	$407	$370	$1,410	$1,425

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,171	$1,112	$3,646	$3,607
Europe, the Middle East & Africa	1,126	1,023	3,477	3,308
Asia/Pacific	560	522	1,809	1,701
	2,857	2,657	8,932	8,616
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$2,857	$2,657	$8,930	$8,616

Operating Income (Loss):
The Americas	$87	$112	$236	$310
Europe, the Middle East & Africa	288	212	956	843
Asia/Pacific	114	75	404	348
	489	399	1,596	1,501
Charges associated with restructuring and other activities	(62)	(15)	(134)	(34)
Operating Income	$427	$384	$1,462	$1,467

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2017 and 2016, and reflects the basis of presentation described in Note 1 of Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2017	2016	2017	2016
NET SALES
By Region:
The Americas	$1,171	$1,112	$3,646	$3,607
Europe, the Middle East & Africa	1,126	1,023	3,477	3,308
Asia/Pacific	560	522	1,809	1,701
	2,857	2,657	8,932	8,616
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$2,857	$2,657	$8,930	$8,616

By Product Category:
Skin Care	$1,105	$1,073	$3,455	$3,414
Makeup	1,271	1,161	3,743	3,574
Fragrance	336	276	1,275	1,159
Hair Care	126	128	399	411
Other	19	19	60	58
	2,857	2,657	8,932	8,616
Returns associated with restructuring and other activities	—	—	(2)	—
Net Sales	$2,857	$2,657	$8,930	$8,616

OPERATING INCOME (LOSS)
By Region:
The Americas	$87	$112	$236	$310
Europe, the Middle East & Africa	288	212	956	843
Asia/Pacific	114	75	404	348
	489	399	1,596	1,501
Charges associated with restructuring and other activities	(62)	(15)	(134)	(34)
Operating Income	$427	$384	$1,462	$1,467

By Product Category:
Skin Care	$265	$202	$828	$701
Makeup	192	192	562	642
Fragrance	16	(6)	157	114
Hair Care	12	10	38	36
Other	4	1	11	8
	489	399	1,596	1,501
Charges associated with restructuring and other activities	(62)	(15)	(134)	(34)
Operating Income	$427	$384	$1,462	$1,467

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.7	19.0	20.4	19.4
Gross profit	79.3	81.0	79.6	80.6

Operating expenses:
Selling, general and administrative	62.3	66.0	61.8	63.2
Restructuring and other charges	2.1	0.5	1.4	0.4
Total operating expenses	64.4	66.5	63.2	63.6

Operating income	14.9	14.5	16.4	17.0
Interest expense	1.0	0.7	0.8	0.6
Interest income and investment income, net	0.3	0.1	0.2	0.1

Earnings before income taxes	14.2	13.9	15.8	16.5
Provision for income taxes	3.7	3.9	4.3	4.6

Net earnings	10.5	10.0	11.5	11.9
Net earnings attributable to noncontrolling interests	(0.1)	—	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	10.4%	10.0%	11.4%	11.9%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between two periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.

Overview

We believe the best way to continue to increase stockholder value is to provide superior products and services in the most efficient and profitable manner while recognizing consumers’ changing behaviors and shopping preferences.  We are guided by our long-term strategy through fiscal 2019, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to continue building upon and leveraging our history of outstanding creativity, innovation, entrepreneurship, high quality products and services, and engaging communications while investing for long-term sustainable growth.  Our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (specifically, the Overview on pages 31-33), as well as the discussion below, describes elements of our strategy.

Our balanced, diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty.  We believe that our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass distribution.  To complement our existing business, we are continuously looking to acquire brands that we believe have significant sales growth potential and may provide unique opportunities for profitable growth in the future.  During our fiscal 2017 second quarter, we further expanded our makeup brand portfolio with the acquisitions of Too Faced and BECCA.  Both of these brands are primarily distributed in the fast growth specialty-multi and online channels.  They are expected to help us reach new consumers, to increase our sales in these channels and to continue generating strong profitable growth.

We approach distribution strategically by brand.  Our brands are at different stages of development, and we seek to optimize distribution in both channels and geographies, matching each brand with appropriate opportunities while maintaining high productivity per door.  For example, M•A•C products will become available for the first time on Ulta Beauty’s website beginning in May 2017 and in select Ulta locations starting in June 2017.  Ulta Beauty is a leading specialty-multi retailer in the United States.

While our business is performing well overall, we continue to be faced with strong competition globally and economic challenges in certain countries.  In particular, we are cautious of the continued decline in retail traffic primarily related to brick-and-mortar stores in the United States as a result of the impact of shifts in consumer preferences as to where and how they shop for our products.  We are also cautious of the continued strength of the U.S. dollar in relation to most currencies and its impact on tourism, which has particularly impacted certain tourist-driven stores in the United States.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East, the United Kingdom’s anticipated exit from the European Union, geopolitical tensions and global security issues.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength and by utilizing the various growth drivers among our brands, channels and markets.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a negative effect on ongoing consumer confidence, demand and spending and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

As referenced by the Company, our heritage brands are Estée Lauder, Clinique and Origins. Our makeup artist brands are M•A•C and Bobbi Brown, and our luxury brands are La Mer, Jo Malone London, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.  Our designer fragrances are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Ermenegildo Zegna and Tory Burch licenses.

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through March 31, 2017, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion behind future growth initiatives.  For additional information about Leading Beauty Forward, see Notes to Consolidated Financial Statements, Note 5 — Charges Associated with Restructuring and Other Activities.

THE ESTÉE LAUDER COMPANIES INC.

Global Technology Infrastructure

In October 2015, we approved plans to transform and modernize our global technology infrastructure (“GTI”) to fundamentally change the way we deliver information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, we transitioned our GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where we pay for services as they are used.  We incurred restructuring and other charges of $15 million and $34 million for the three and nine months ended March 31, 2016, respectively, reflecting contract terminations, asset write-offs, employee-related costs and, to a lesser extent, consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.

NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$2,857	$2,657	$8,930	$8,616
$ Change from prior-year period	200		314
% Change from prior-year period	8%		4%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	9%		5%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and nine months ended March 31, 2017, reported net sales grew in each major product category except hair care, and grew in each geographic region.  Skin care net sales benefited from increased sales of certain products, particularly from La Mer.  Incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as net sales increases from Tom Ford, Estée Lauder and Smashbox, drove growth in the makeup product category.  Our fragrance category primarily benefited from net sales increases from Jo Malone London.  Increased sales from our other acquisitions during the past two fiscal years also contributed to growth in our skin care and fragrance categories.  The net sales decrease in our hair care category primarily reflected a difficult comparison with the prior-year period that featured greater launch activity.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings and growth from emerging markets.  We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net Sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities, which were de minimis for the three months ended March 31, 2017, and were $2 million for the nine months ended March 31, 2017.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,105	$1,073	$3,455	$3,414
$ Change from prior-year period	32		41
% Change from prior-year period	3%		1%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	4%		2%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported skin care net sales increase for the three months ended March 31, 2017 reflected higher net sales from La Mer, Estée Lauder and GLAMGLOW of approximately $53 million, combined, partially offset by lower net sales from Clinique and M•A•C of approximately $24 million, combined.  The net sales increase for the nine months ended March 31, 2017 reflected higher net sales from La Mer, GLAMGLOW and Aveda of approximately $104 million, combined, partially offset by lower net sales from Clinique and M•A•C of approximately $72 million, combined.

For the three and nine months ended March 31, 2017, higher net sales from La Mer were primarily due to targeted expanded consumer reach in the Americas region and in our travel retail business, and the increase in net sales from GLAMGLOW reflected incremental sales from new launches such as Plumprageous and targeted expanded consumer reach.  Higher net sales from Estée Lauder for the three months ended March 31, 2017 were partially due to net sales growth in our travel retail business and China resulting from higher net sales of the Advanced Night Repair and Revitalizing Supreme lines of products.  Net sales growth from Aveda for the nine months ended March 31, 2017 was due to the introduction of the Tulasara line of skin care products.

The lower net sales of Clinique products for the three and nine months ended March 31, 2017 reflected higher net sales in the Americas, despite slower retail traffic in brick-and-mortar stores in the United States, which were more than offset by lower net sales in other regions.  The lower net sales from M•A•C for the three and nine months ended March 31, 2017 were impacted by slower retail traffic in brick-and-mortar stores in the United States reflecting the impact of shifts in consumer preferences as to where and how they shop.

The net sales increase for skin care was adversely affected by approximately $9 million and $42 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2017, respectively.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,271	$1,161	$3,743	$3,574
$ Change from prior-year period	110		169
% Change from prior-year period	9%		5%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	11%		6%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Incremental net sales from our fiscal 2017 second quarter acquisitions, as well as higher net sales from Tom Ford and Estée Lauder contributed approximately $152 million and $235 million of net sales to the makeup product category for the three and nine months ended March 31, 2017, respectively.  Increased net sales from Tom Ford were driven by higher sales of lipstick and eyeshadow products, such as the Tom Ford Soleil Color Collection.  Increased net sales of Estée Lauder products were due, in part, to higher sales from the Double Wear line of products and Pure Color Envy franchise.  In Asia/Pacific, Estée Lauder makeup product net sales benefited from social media activities, while in the United Kingdom, Estée Lauder makeup product net sales reflected the continued success of the Victoria Beckham collection.

Partially offsetting these increases were approximately $52 million and $92 million of lower net sales of Clinique and M•A•C products for the three and nine months ended March 31, 2017, respectively, primarily reflecting slower retail traffic in brick-and-mortar stores in the United States.  Partially offsetting these lower net sales from M•A•C was the net sales growth of the makeup category in Asia/Pacific and in our travel retail business.

The net sales increase for makeup was adversely affected by approximately $17 million and $58 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2017, respectively.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$336	$276	$1,275	$1,159
$ Change from prior-year period	60		116
% Change from prior-year period	22%		10%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	24%		14%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Approximately $52 million and $129 million of the reported fragrance net sales increase for the three and nine months ended March 31, 2017, respectively, was due to higher net sales from most of our luxury brands, as well as incremental net sales from By Kilian.  The higher net sales from Jo Malone London were, in part, due to targeted expanded consumer reach in the travel retail, department store and freestanding store channels.  Increased net sales from Tom Ford reflected, in part, the continued success and growth of existing fragrances such as the Signature Franchise, as well as new product launches such as the Les Extraits Verts collection.

Partially offsetting the increases for the nine months ended March 31, 2017 was approximately $23 million of lower net sales of certain Estée Lauder and designer fragrances.  The lower net sales of certain Estée Lauder fragrances were partially due to a strategic decision to expand the qualifying purchase for the brand’s holiday blockbuster promotion beyond fragrances. Lower net sales from certain designer fragrances reflected the expiration of our license agreement with Coach.

The net sales increase for fragrance was adversely affected by approximately $6 million and $41 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2017, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$126	$128	$399	$411
$ Change from prior-year period	(2)		(12)
% Change from prior-year period	(2)%		(3)%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	(1)%		(2)%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The lower net sales for the three and nine months ended March 31, 2017 primarily reflected a difficult comparison with the prior-year period that featured greater launch activity.

Geographic Regions

The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,171	$1,112	$3,646	$3,607
$ Change from prior-year period	59		39
% Change from prior-year period	5%		1%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	5%		1%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in the Americas reflected incremental sales, primarily in the United States, from our recent acquisitions of By Kilian, BECCA and Too Faced of approximately $109 million and $132 million for the three and nine months ended March 31, 2017, respectively.  Net sales growth in our online and specialty-multi channels, as well as from certain of our brands, including Tom Ford, Smashbox, La Mer and Jo Malone London, also contributed to the higher net sales in the region.  Higher net sales in Brazil, Chile and Canada contributed an additional increase of approximately $16 million, combined, for the nine months ended March 31, 2017.  The increases were partially offset by lower net sales in the United States of approximately $57 million and $112 million for the three and nine months ended March 31, 2017, respectively, attributable to slower retail traffic in brick-and-mortar stores that particularly impacted MAC and certain of our other brands.  This slower retail traffic reflected the impact of shifts in consumer preferences as to where and how they shop, as well as declines in tourism attributable, in part, to the strong U.S. dollar in relation to most currencies.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,126	$1,023	$3,477	$3,308
$ Change from prior-year period	103		169
% Change from prior-year period	10%		5%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	13%		10%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales for the three months ended March 31, 2017 reflected higher net sales from our travel retail business and in Russia of approximately $113 million, combined.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $19 million, combined.  The net sales increase for the nine months ended March 31, 2017 reflected higher net sales from our travel retail business and in Russia and Italy of approximately $262 million, combined.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $136 million, combined.  Excluding the impact of foreign currency translation, net sales in the United Kingdom increased in both periods primarily driven by higher net sales from La Mer, Jo Malone London and Tom Ford, reflecting an increase in tourism, as well as increased net sales from Estée Lauder partially due to the Victoria Beckham collection.  The lower net sales in the Middle East for both periods were primarily driven by the impact of the macroeconomic environment on consumer purchases and the associated rebalancing of inventory levels by certain of our distributors.

The net sales growth in our travel retail business for the three and nine months ended March 31, 2017 reflected higher net sales from Tom Ford, Jo Malone London, M•A•C and La Mer, driven, in part, by targeted expanded consumer reach and new product offerings.  The higher net sales for both periods in Russia were primarily driven by increased net sales from Estée Lauder, Clinique and Bobbi Brown, reflecting successful marketing and promotional activities supporting new and existing products.  Russia also benefited from incremental sales from the fiscal 2016 acquisition of By Kilian and the introduction of GLAMGLOW to the market during the current-year periods.  The higher net sales in Italy for the nine months ended March 31, 2017 were primarily driven by M•A•C and La Mer.

Net sales in Europe, the Middle East & Africa were adversely affected by approximately $32 million and $152 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2017, respectively, which primarily impacted the United Kingdom.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$560	$522	$1,809	$1,701
$ Change from prior-year period	38		108
% Change from prior-year period	7%		6%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	8%		6%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Net sales for the three months ended March 31, 2017 reflected higher sales in China, Taiwan and Japan of approximately $37 million, combined.  The net sales increase for the nine months ended March 31, 2017 reflected higher net sales in Japan, China and Korea of approximately $91 million, combined.  These increases were partially offset by lower net sales of approximately $1 million and $13 million in Hong Kong for the three and nine months ended March 31, 2017, respectively.

For both periods, the higher net sales in China reflected an increase in online sales primarily driven by marketing and promotional events, as well as targeted expanded consumer reach across all our brands.  The net sales increase for both periods in Japan was primarily due to higher net sales from Tom Ford and M•A•C, particularly of lip products, as well as Jo Malone London, which benefited from an increase in tourist traffic.

The higher net sales in Taiwan for the three months ended March 31, 2017 were primarily driven by M•A•C and Jo Malone London, as well as incremental net sales as a result of the introduction of GLAMGLOW to the market during the current year period. The net sales growth in Korea for the nine months ended March 31, 2017 reflected higher net sales from M•A•C, partially due to the expansion of its online presence, La Mer, which benefited from the introduction of new products, and Jo Malone London and Tom Ford resulting from targeted expanded consumer reach.

The lower net sales in Hong Kong for the nine months ended March 31, 2017 were primarily driven by the continued decrease in traveling Chinese consumers and changes in their spending patterns, which particularly impacted the Estée Lauder and Clinique brands and, to a lesser extent, La Mer.

GROSS MARGIN

Gross margin decreased to 79.3% for the three months ended March 31, 2017 as compared with 81.0% in the prior-year period, and decreased to 79.6% for the nine months ended March 31, 2017 as compared with 80.6% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and nine months ended March 31, 2017 as compared with the prior-year periods are as follows:

	March 31, 2017
	Three Months Ended	Nine Months Ended
Mix of business	(40)	(45)
Obsolescence charges	(25)	(30)
Foreign exchange transactions	(5)	(30)
Manufacturing costs and other	20	40
Fiscal 2017 acquisitions	(110)	(25)
Subtotal	(160)	(90)
Charges associated with restructuring and other activities	(10)	(10)
Total	(170)	(100)

The unfavorable impact of acquisitions for the three and nine months ended March 31, 2017 was primarily due to a higher cost of sales related to our fiscal 2017 acquisitions, which includes an inventory step-up adjustment of $10 million, or approximately 35 basis points, for the three months ended March 31, 2017.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 64.4% for the three months ended March 31, 2017 as compared with 66.5% in the prior-year period, and decreased to 63.2% for the nine months ended March 31, 2017 as compared with 63.6% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and nine months ended March 31, 2017 as compared with the prior-year periods are as follows:

	March 31, 2017
	Three Months Ended	Nine Months Ended
General and administrative expenses	130	90
Advertising, merchandising and sampling	100	60
Product development	30	20
Selling	140	40
Shipping	(20)	(20)
Store operating costs	—	(30)
Stock-based compensation	(10)	(30)
Foreign exchange transactions	(20)	—
Gain on sale of property, plant and equipment	—	10
Other	20	—
Subtotal	370	140
Charges associated with restructuring and other activities	(160)	(100)
Total	210	40

As a percentage of net sales, operating expenses improved as compared with the prior-year periods, reflecting disciplined expense management in indirect procurement, advertising and promotion, and selling activities, as well as a decrease in discretionary expenses.  The favorable impact of general and administrative expenses for the three months ended March 31, 2017 also reflected adjustments related to acquisitions and equity investment income.  Advertising, merchandising and sampling expenses were favorable for the three months ended March 31, 2017, primarily reflecting a shift from traditional advertising to digital advertising that carries a lower media cost.  Selling expenses were favorable for the three months ended March 31, 2017, reflecting lower demonstration costs, partially due to distribution channel mix.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

As Reported:
Operating Income	$427	$384	$1,462	$1,467
$ Change from prior-year period	43		(5)
% Change from prior-year period	11%		Less than 1%

Non-GAAP Financial Measure (a):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	23%		6%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The overall operating results and operating margin for the three and nine months ended March 31, 2017 were impacted by unfavorable foreign currency translation of $10 million and $50 million, respectively, which primarily impacted Europe, the Middle East & Africa, the Americas and the makeup product category.  In addition, the operating results include the impact of charges associated with restructuring and other activities of $62 million and $15 million for the three months ended March 31, 2017 and 2016, respectively, and $134 million and $34 million for the nine months ended March 31, 2017 and 2016, respectively.

THE ESTÉE LAUDER COMPANIES INC.

For the three months ended March 31, 2017, operating margin increased 40 basis points from 14.5% in fiscal 2016 to 14.9% in fiscal 2017, reflecting the lower operating expense margin, partially offset by the decrease in gross margin, as previously noted.  The change in operating margin was unfavorably impacted by foreign currency translation and charges associated with restructuring and other activities of approximately 20 basis points and 170 basis points, respectively.  Adjusting for these items, operating margin for the three months ended March 31, 2017 would have increased by approximately 230 basis points.

For the nine months ended March 31, 2017, operating margin decreased 60 basis points from 17.0% in fiscal 2016 to 16.4% in fiscal 2017, reflecting the decrease in gross margin, partially offset by the lower operating expense margin, as previously noted.  The change in operating margin was unfavorably impacted by foreign currency translation and charges associated with restructuring and other activities of approximately 30 basis points and 110 basis points, respectively.  Adjusting for these items, operating margin for the nine months ended March 31, 2017 would have increased approximately 80 basis points.

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

Product Categories

Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$265	$202	$828	$701
$ Change from prior-year period	63		127
% Change from prior-year period	31%		18%

Skin care operating income increased for the three and nine months ended March 31, 2017, reflecting higher results from Estée Lauder and La Mer, partially offset by lower results from M•A•C.  The increase in operating income from La Mer and Estée Lauder reflected higher net sales.  The higher results from Estée Lauder also reflected a favorable comparison to the higher level of support spending in the prior-year periods.  The lower results from M•A•C reflected lower net sales.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$192	$192	$562	$642
$ Change from prior-year period	—		(80)
% Change from prior-year period	—%		(12)%

Makeup operating income was flat for the three months ended March 31, 2017, reflecting higher results from Tom Ford, Estée Lauder and Bobbi Brown, attributable to higher net sales.  These increases were offset by lower results from M•A•C and Clinique primarily due to a decrease in net sales.

Makeup operating income decreased for the nine months ended March 31, 2017, reflecting lower results from M•A•C and Clinique primarily due to a decrease in net sales, as well as transaction costs related to our fiscal 2017 acquisitions.  Partially offsetting this decrease were higher results from Tom Ford, Estée Lauder and Bobbi Brown, reflecting higher net sales.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$16	$(6)	$157	$114
$ Change from prior-year period	22		43
% Change from prior-year period	More than 100%		38%

Fragrance operating income increased for the three and nine months ended March 31, 2017, reflecting higher results from Jo Malone London, and certain designer fragrances, as well as a decrease in the fair value of contingent consideration related to acquisitions.  The higher results from Jo Malone London reflected higher net sales.  The higher results from certain of our designer fragrances for the three months ended March 31, 2017 reflected higher net sales and lower selling costs due to lower commission expense associated with the change in distribution channel mix, partially offset by increased investment spending behind existing and new products such as Tory Burch Love Relentlessly.  The higher results from certain of our designer fragrances for the nine months ended March 31, 2017 reflected a favorable comparison to the higher level of support spending behind new and existing products in the prior-year period.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$12	$10	$38	$36
$ Change from prior-year period	2		2
% Change from prior-year period	20%		6%

Hair care operating income increased for the three and nine months ended March 31, 2017, primarily reflecting higher results from Bumble and bumble due to effective cost containment.

Geographic Regions

Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$87	$112	$236	$310
$ Change from prior-year period	(25)		(74)
% Change from prior-year period	(22)%		(24)%

Operating income in the Americas decreased for the three and nine months ended March 31, 2017, primarily reflecting lower results from M•A•C due to a decrease in net sales.  Also contributing to this decrease were higher promotional expenses related to targeted expanded consumer reach.  The decrease for the nine months ended March 31, 2017 also reflected transaction costs related to our fiscal 2017 acquisitions. Partially offsetting the decreases for both periods was disciplined expense management by certain of our heritage brands.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$288	$212	$956	$843
$ Change from prior-year period	76		113
% Change from prior-year period	36%		13%

THE ESTÉE LAUDER COMPANIES INC.

The increase in operating income for the three months ended March 31, 2017 was primarily attributable to higher results from our travel retail business and the United Kingdom of approximately $83 million, combined, primarily reflecting higher net sales.  These higher results were partially offset by lower results in Central Europe and South Africa of approximately $5 million, combined, reflecting higher spending on marketing, advertising and promotion behind new and existing products, as well as increased selling costs related to targeted expanded consumer reach.

The increase in operating income for the nine months ended March 31, 2017 was primarily attributable to higher results from our travel retail business and Switzerland of approximately $163 million, combined.  The higher results in our travel retail business reflected higher net sales.  The increased operating income in Switzerland was primarily due to a gain in the fiscal 2017 first quarter on the sale of property, plant and equipment.  These higher results were partially offset by lower results in the Middle East, South Africa and France of approximately $58 million, combined.  The lower results in the Middle East reflected lower net sales.  The lower results in South Africa and France reflected higher spending on marketing, advertising and promotion behind new and existing products, as well as increased selling costs.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2017	2016	2017	2016

Operating Income	$114	$75	$404	$348
$ Change from prior-year period	39		56
% Change from prior-year period	52%		16%

The increase in operating income during the three months ended March 31, 2017 primarily reflected higher results in China and Singapore of approximately $39 million, combined, primarily driven by net sales growth.

The increase in operating income during the nine months ended March 31, 2017 primarily reflected higher results in China and Japan of approximately $57 million, combined, driven by net sales growth.  These higher results were partially offset by lower results in Hong Kong and Indonesia of approximately $10 million, combined, primarily driven by lower net sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2017	2016	2017	2016
Interest expense	$28	$18	$71	$52
Interest income and investment income, net	$8	$4	$19	$10

Interest expense increased for the three and nine months ended March 31, 2017 as compared with the prior-year periods, primarily due to higher short- and long-term debt levels.  Interest and investment income, net increased for the three and nine months ended March 31, 2017, primarily due to higher cash and long-term investment balances, as well as from an increase in interest rates.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017	2016
Effective rate for income taxes	26.3%	28.0%	27.2%	28.0%
Basis-point change from the prior-year period	(170)		(80)

The decrease in the effective tax rate for the three and nine months ended March 31, 2017 was primarily attributable to income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2017	2016	2017	2016
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$298	$265	$1,020	$1,021
$ Change from prior-year period	33		(1)
% Change from prior-year period	12%		Less than 1%
Diluted net earnings per common share	$.80	.71	$2.74	2.71
% Change from prior-year period	13%		1%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	25%		7%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

	Three Months Ended March 31			%	% Change in Constant
($ in millions, except per share data)	2017	2016	Variance	Change	Currency
Net Sales, as reported	$2,857	$2,657	$200	8%	9%
Returns associated with restructuring and other activities	—	—	—
Net Sales, as adjusted	$2,857	$2,657	$200	8%	9%

Operating Income, as reported	$427	$384	$43	11%	14%
Charges associated with restructuring and other activities	62	15	47
Operating Income, as adjusted	$489	$399	$90	23%	25%

Diluted net earnings per common share, as reported	$.80	$.71	$.09	13%	16%
Charges associated with restructuring and other activities	.11	.02	.09
Diluted net earnings per common share, as adjusted	$.91	$.73	$.18	25%	28%

	Nine Months Ended March 31			%	% Change in Constant
($ in millions, except per share data)	2017	2016	Variance	Change	Currency
Net Sales, as reported	$8,930	$8,616	$314	4%	5%
Returns associated with restructuring and other activities	2	—	2
Net Sales, as adjusted	$8,932	$8,616	$316	4%	5%

Operating Income, as reported	$1,462	$1,467	$(5)	—%	3%
Charges associated with restructuring and other activities	134	34	100
Operating Income, as adjusted	$1,596	$1,501	$95	6%	10%

Diluted net earnings per common share, as reported	$2.74	$2.71	$.03	1%	5%
Charges associated with restructuring and other activities	.24	.06	.17
Diluted net earnings per common share, as adjusted (1)	$2.97	$2.77	$.20	7%	11%

(1) Not adjusted for differences caused by rounding

THE ESTÉE LAUDER COMPANIES INC.

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Variance	Add: Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$1,105	$1,073	$32	$9	$41	3%	4%
Makeup	1,271	1,161	110	17	127	9	11
Fragrance	336	276	60	6	66	22	24
Hair Care	126	128	(2)	1	(1)	(2)	(1)
Other	19	19	—	(2)	(2)	—	(11)
Total	$2,857	$2,657	$200	$31	$231	8%	9%

Region:
The Americas	$1,171	$1,112	$59	$(4)	$55	5%	5%
Europe, the Middle East & Africa	1,126	1,023	103	32	135	10	13
Asia/Pacific	560	522	38	3	41	7	8
Total	$2,857	$2,657	$200	$31	$231	8%	9%

	As Reported
(In millions)	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016	Variance	Add: Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
Product Category:
Skin Care	$3,455	$3,414	$41	$42	$83	1%	2%
Makeup	3,743	3,574	169	58	227	5	6
Fragrance	1,275	1,159	116	41	157	10	14
Hair Care	399	411	(12)	3	(9)	(3)	(2)
Other	60	58	2	—	2	3	3
Total	$8,932	$8,616	$316	$144	$460	4%	5%

Region:
The Americas	$3,646	$3,607	$39	$1	$40	1%	1%
Europe, the Middle East & Africa	3,477	3,308	169	152	321	5	10
Asia/Pacific	1,809	1,701	108	(9)	99	6	6
Total	$8,932	$8,616	$316	$144	$460	4%	5%

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2017, we had cash and cash equivalents of $1,139 million compared with $914 million at June 30, 2016.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at March 31, 2017 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility as discussed below.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 26, 2017, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At March 31, 2017, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (11)	$493	$—	$493
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (11)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (11)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (11)	293	—	293
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (11)	497	—	497
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (11)	250	—	250
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (11)	442	—	442
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (11)	497	—	497
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”) (10), (11)	—	301	301
Commercial paper that matures through April 2017 (0.82% average interest rate)	—	195	195
Other borrowings	6	23	29
	$3,377	$519	$3,896

(1)             Consists of $500 million principal, net unamortized debt discount of $2 million and debt issuance costs of $5 million.

(2)             Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $5 million.

(3)             Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.

(4)             Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $4 million.

(5)             Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.

(6)             Consists of $500 million principal and debt issuance costs of $3 million.

(7)             Consists of $250 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(8)             Consists of $450 million principal, a $6 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(9)             Consists of $500 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(10)        Consists of $300 million principal and a $1 million adjustment to reflect the termination value of interest rate swaps.

(11)        The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

In February 2017, we decreased the size of our commercial paper program, under which we may issue commercial paper in the United States, to $1.5 billion.  This commercial paper program had previously been increased to $3 million in November 2016 to finance our second quarter acquisitions.  In February 2017, we issued long-term debt to refinance a portion of the outstanding commercial paper.   At April 26, 2017, we had $258 million of commercial paper outstanding, which we may refinance or repay as it matures.

For further discussion of debt, see Notes to Consolidated Financial Statements, Note 6 — Debt.

THE ESTÉE LAUDER COMPANIES INC.

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 49% at March 31, 2017 from 39% at June 30, 2016, primarily due to the issuance of the 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes.

Cash Flows

	Nine Months Ended March 31
(In millions)	2017	2016
Net cash provided by operating activities	$1,252	$1,316
Net cash used for investing activities	$(2,106)	$(1,097)
Net cash provided by (used for) financing activities	$1,083	$(665)

The decrease in net cash provided by operating activities reflected an unfavorable change in accounts payable, primarily due to the timing of payments.  This decrease was partially offset by lower long-term payments related to new freestanding retail store locations, including cash payments made to former tenants to acquire the rights under commercial property leases.  Also offsetting this decrease was an increase in accrued liabilities reflecting higher restructuring costs.

The increase in net cash used for investing activities primarily reflected cash paid in connection with the fiscal 2017 second quarter acquisitions of Too Faced and BECCA, partially offset by lower net purchases of investments in connection with our cash investment strategy.

The increase in net cash provided by financing activities reflected the issuance of 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes.  The increase also reflected lower treasury stock purchases, partially offset by higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2017, see Notes to Consolidated Financial Statements, Note 13 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Commitments, Contractual Obligations and Contingencies

Other than the issuance of our 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes as disclosed in Notes to Consolidated Financial Statements, Note 6 — Debt, there have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 10 — Contingencies.

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

THE ESTÉE LAUDER COMPANIES INC.

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $12 million and $22 million as of March 31, 2017 and June 30, 2016, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $38 million and $15 million as of March 31, 2017 and June 30, 2016, respectively.

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

Item 4. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

(c)    Changes in Internal Controls over Financial Reporting

Except for changes in connection with our implementation of the remediation plan described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 10 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by our Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
January 2017	348	(2)	$80.61	—	14,959,413
February 2017	—		—	—	14,959,413
March 2017	—		—	—	14,959,413
	348		80.61	—

(1)             The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

(2)             Reflects shares that were repurchased by the Company in connection with shares withheld to satisfy tax obligations upon the vesting of stock-based compensation.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 3, 2017	By:	/s/TRACEY T. TRAVIS
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