Form 10-K
period 2017-06-30
ESTEE LAUDER COMPANIES INC
filed 2017-08-25
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $17 billion at December 31, 2016 (the last business day of the registrant’s most recently completed second quarter).*

At August 18, 2017, 224,193,862 shares of the registrant’s Class A Common Stock, $.01 par value, and 143,762,288 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 14, 2017	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include our expectations regarding sales, earnings or other future operations, financial performance or liquidity, our long-term strategy, restructuring and other initiatives, product introductions, geographic regions or channels, information systems initiatives and new methods of sale.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M•A•C, Bobbi Brown, La Mer, Jo Malone London, Aveda and Too Faced.  We are also the global licensee for fragrances and/or cosmetics sold under various designer brand names, including Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Tom Ford.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We believe we are a leader in the beauty industry due to the global recognition of our brand names, our leadership in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels consist primarily of department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in our own and authorized freestanding stores, our own and authorized retailer websites, stores in airports and on cruise ships, in-flight, and duty-free shops.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers and consumers, enables our brands to be among the best selling product lines at the stores and online, and heightens the aspirational quality of our brands.

For a discussion of recent developments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.

For segment and geographical area financial information, see Item 8. Financial Statements and Supplementary Data – Note 21 – Segment Data and Related Information.

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 18, 2017, shares of Class A Common Stock and Class B Common Stock having approximately 87% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs.  These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks, cleansing devices and sun care products.  A number of our products are developed for use on particular areas of the body, such as the face, the hands or around the eyes.

Makeup - We manufacture, market and sell a full array of makeup products, including those for the face, eyes, lips and nails.  Many of the products are offered in an extensive palette of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.

Fragrance - We offer a variety of fragrance products.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams, bath/shower products, candles and soaps that are infused with a particular fragrance.

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

ESTĒE LAUDER

Estée Lauder brand products, which have been sold since 1946, have a reputation for innovation, sophistication and superior quality. Estée Lauder is one of the world's most renowned beauty brands, producing iconic skin care, makeup and fragrances.

aramis

We pioneered the marketing of prestige men's fragrance, grooming and skin care products with the introduction of Aramis products in 1964.

TOMMY HILFIGER DONNA KARAN NEW YORK DKNY MICHAEL KORS Ermenegildo Zegna PARFUMS TORY BURCH

We have exclusive global license arrangements to manufacture and sell fragrances and, in some cases, cosmetics under the following brand names: Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Ermenegildo Zegna and Tory Burch.

CLINIQUE
Allergy Tested. 100% Fragrance Free.

Introduced in 1968, Clinique skin care and makeup products are all allergy tested and 100% fragrance free and have been designed to address individual skin types and needs. Clinique also offers select fragrances. The skin care and makeup products are based on the research and related expertise of leading dermatologists.

LAB SERIES
SKINCARE FOR MEN

Lab Series, introduced in 1987, is a full range of products for cleansing, shaving, treatment and body that is formulated to address the unique needs of men's skin.

ORIGINS

Introduced in 1990, Origins seeks to create high-performance natural skin care products that are "powered by nature and proven by science." Origins also sells makeup, fragrance and hair care products, and has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

M·A·C

M•A•C, the leading brand of professional cosmetics, was created in Toronto, Canada in 1984. We completed our acquisition of M•A•C in 1998. The brand's popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists, models, photographers and journalists around the world.

BOBBI BROWN	Acquired in 1995, Bobbi Brown is an exclusive beauty line with a focus on service and teaching women to be their own makeup artists. The line includes color cosmetics, skin care, professional makeup brushes and tools, accessories and fragrances.
LA MER	Acquired in 1995, La Mer primarily sells high-end moisturizing creams, lotions, serums and other skin care products. The brand, which is available in limited distribution worldwide, created its range of products around the orginal "Miracle Broth."
AVEDA THE ART AND SCIENCE OF PURE FLOWER AND PLANT ESSENCES	We acquired the Aveda business in 1997 and since then have acquired select Aveda distributors. Aveda creates high performance, botanically-based products for beauty professionals and consumers while continuously striving to conduct business in an environmentally sustainable manner. Aveda manufactures innovative plant-based hair care, skin care, makeup and lifestyle products.
JO MALONE LONDON	We acquired London-based Jo Malone Limited in 1999. Jo Malone London is known for its unique fragrance portfolio and luxury products for the bath, body and home.
Bumble and bumble.	We acquired our initial interest in Bumble and bumble in 2000 and fully acquired the brand in 2006. The New York-based hair care company creates high-quality hair care and styling products distributed through top-tier salons and select prestige and specialty multi-brand retailers.
DARPHIN PARIS	In 2003, we acquired Laboratoires Darphin, the Paris-based company dedicated to the development, manufacture and marketing of prestige skin care products which are distributed primarily through high-end independent pharmacies and specialty multi-brand retailers.
TOM FORD BEAUTY	In 2005, we entered into a license agreement to develop and distribute fragrances and other beauty products under the Tom Ford brand name. In 2006, we introduced Tom Ford Black Orchid, the brand's first signature fragrance. We also introduced a full-range luxury cosmetics line in 2011 and a men's grooming line in 2013.

smashbox	Acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with products intended to help consumers create gorgeous looks, whether at a photo shoot or in everyday life.
AERIN BEAUTY	Launched in 2012, AERIN Beauty is a luxury lifestyle beauty and fragrance brand inspired by the signature style of its founder, Aerin Lauder.
LE LABO® GRASSE – NEW YORK	Acquired in November 2014, Le Labo is a fragrance and sensory lifestyle brand with a distinct French heritage and an emphasis on fine craftsmanship and personalization in its products and services.
EDITIONS DE PARFUMS FREDERIC MALLE	Acquired in January 2015, Editions de Parfums Frédéric Malle is a curated line of exclusive fragrances crafted by some of the world's most talented perfumers.
HOLLYWOOD, CALIFORNIA GLAMGLOW®	Acquired in January 2015, GLAMGLOW is a Hollywood skin care brand focused on fast-acting treatment masks designed to deliver camera-ready results.
Kilian PERFUME AS AN ART	Acquired in February 2016, By Kilian is a prestige fragrance brand that embodies timeless sophistication and modern luxury.
BECCA®	Acquired in November 2016, BECCA is a makeup brand offering complexion and color products that flatter a wide range of skin tones and enhance women's features.
Too Faced	Acquired in December 2016, Too Faced is a feminine, playful makeup brand renowned for high-quality and stylish cosmetics.

In addition to the brands described above, we manufacture and sell products under the Prescriptives, RODIN olio lusso and FLIRT! brands.  We also develop and sell products under a license from Kiton.

Our “heritage brands” are Estée Lauder, Clinique and Origins.  Our “makeup artist brands” are M•A•C and Bobbi Brown. Our “luxury brands” are La Mer, Jo Malone London, Tom Ford, AERIN, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.  Our “designer fragrances” are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Kiton, Ermenegildo Zegna and Tory Burch licenses noted above.

Distribution

We sell our products primarily through limited distribution channels that complement the luxury image and prestige status of our brands.  These channels consist primarily of department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores that are operated either by us or by authorized third parties, through our own and third-party operated e-commerce websites and websites of our authorized retailers, in various travel retail locations such as stores in airports and on cruise ships, in-flight and duty-free shops, and certain fragrances are sold in self-select outlets.  As is customary in the cosmetics industry, our practice is to accept returns of our products from retailers if properly requested and approved.

We have strategically opened new freestanding stores globally that we or authorized third parties operate, led by M•A•C, Jo Malone London, Bobbi Brown and Aveda. We are also evaluating opportunities to open additional freestanding stores for certain of our other brands. As of June 30, 2017, we operated approximately 1,430 freestanding stores, and more than 500 freestanding stores are operated around the world by authorized third parties.  We expect the number of freestanding stores to increase over the next several years.

We currently sell products from most of our brands directly to consumers online through Company-owned and operated e-commerce and m-commerce sites in approximately 35 countries.  While today a majority of our online sales are generated in the United States and the United Kingdom, we have ample opportunity for expansion of online sales growth globally.  Additionally, our products are sold through various websites operated by authorized retailers.

We maintain dedicated sales teams that manage our retail accounts.  We have wholly-owned operations in over 50 countries, and two controlling interests that operate in several countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through carefully selected distributors that share our commitment to protecting the image and position of our brands.  In addition, we sell certain products in select domestic and international U.S. military exchanges.  For information regarding our net sales and long-lived assets by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 21 – Segment Data and Related Information.

Customers

Our strategy is to build strong relationships globally with select retailers, as well as with our consumers directly through freestanding stores, e-commerce sites and social media.  Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.  Our largest customer, Macy’s Inc., sells products primarily within the United States and accounted for 8% of our consolidated net sales for fiscal 2017, 9% for fiscal 2016 and 10% for fiscal 2015, and 8% and 13% of our accounts receivable as of June 30, 2017 and 2016, respectively.

Marketing

Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories.  Our portfolio can be deployed in multiple distribution channels and geographies where our global reputation and awareness of our brands benefit us.  Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local relevance and appeal.  This strategy is built around “Bringing the Best to Everyone We Touch.”  Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application.  We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” care to consumers and a diversified portfolio of brands, channels and geographies.

Our marketing strategies vary by brand, local market and distribution channel.  Our diverse portfolio of brands employ different engagement models suited to each brand’s equity, distribution, product focus and understanding of the core consumer.  This enables us to elevate the consumer experience as we attract new customers, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors.  Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively.  This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods.  Most of our creative marketing work is done by in-house teams that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.  We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites through digital and social media, magazines and newspapers, television, billboards in cities and airports, and direct mail and email.  In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.

We are increasing our brand awareness and sales by continuing to elevate our digital presence encompassing e-commerce and m-commerce, as well as digital, social media and influencer marketing. We continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and “High-Touch” consumer engagement, in order to continue to offer unparalleled service and set the standard for prestige beauty shopping online.  We also support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites.  We have opportunities to expand our brand portfolio online around the world, and we are investing in and testing new omnichannel concepts in the United States and other established markets to increase brand loyalty by better serving consumers as they shop across channels.  We have dedicated resources to implement creative, coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Promotional activities and in-store displays are designed to attract new consumers and introduce existing consumers to other product offerings from the respective brands.  Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as sampling programs, including purchase with purchase and gift with purchase, and we continue to believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.  Such activities attract consumers to our counters and websites and keep existing consumers engaged.  Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty advisors and makeup artists at the points of sale to enable us to offer a seamless experience across channels of distribution.

Information Systems

Information systems support business processes including product development, marketing, sales, order processing, production, distribution and finance.  We continue to maintain and enhance these systems in alignment with our long-term strategy. Many elements of our global information technology infrastructure are managed by third-party providers under vendor-owned, cloud-based models where we pay for services as they are consumed.  This allows a more scalable platform to support current and future requirements and improves our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.

We continue to upgrade many of our legacy systems, including retail systems and retail capabilities globally.  The retail system upgrades are expected to enhance the effectiveness of store operations, and support our omnichannel objectives.  During fiscal 2017, we substantially completed retail system upgrades to our freestanding stores in North America and began our implementation in the Asia/Pacific region.  Over the next few years, we plan to continue to implement upgraded point of sale, retail merchandising, and retail workforce management solutions in certain key markets globally.

Most of our locations are currently enabled with SAP-based technologies (“SAP”).  We continue to develop and invest in new data insight and analytic capabilities to allow us to more effectively utilize the information provided by SAP, as well as strategic sources of both internal and external data.  In addition, we are making continuous investments to integrate changes to systems applications with SAP that we expect will bring value creation to the business and increase productivity.  In particular, we are optimizing certain of our supply chain capabilities, including inventory and warehouse management, as well as adding capabilities to enhance certain financial processes and workforce management solutions.

Research and Development

We believe that we are an industry leader in the development of new products.  Our research and development group, which includes scientists and other employees involved in product innovation and packaging design and development, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products.  In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver products that meet or exceed consumer expectations.  The research and development group has long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  Members of the research and development group are also responsible for regulatory compliance matters.

Research and development costs are expensed as incurred.  As of June 30, 2017, we had approximately 760 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.

We do not conduct animal testing on our products or ingredients, and do not ask others to test on our behalf, except when required by law.

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment and reduce costs.  Our major manufacturing facilities operate as “focus” plants that primarily manufacture one category of product (e.g., makeup) for most of our principal brands.  Our plants are modern, and our manufacturing processes are substantially automated.  While we believe that our network of manufacturing facilities and third-party manufacturers is sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to identify opportunities to make significant improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand.  To capitalize on innovation and other supply chain benefits, we also continue to utilize a network of third-party manufacturers on a global basis.

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

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals.  We also purchase packaging components that are manufactured to our design specifications.  Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations function.  We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market and reducing costs.  In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies.  Some of our products rely on a single or limited number of suppliers; however, we believe that our portfolio of suppliers has adequate resources and facilities to overcome most unforeseen interruptions of supply.  In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products.

We are continually benchmarking the performance of our supply chain and will change suppliers and adjust our distribution networks and manufacturing footprint based upon the changing needs of the business.  As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

Competition

There is significant competition within each market where our skin care, makeup, fragrance and hair care products are sold.  Brand recognition, product quality and effectiveness, distribution channels, accessibility, and price point are some of the factors that impact consumers’ choices among competing products and brands.  Marketing (including social media activities), merchandising, in-store experiences and demonstrations, and new product innovations also have an impact on consumers’ purchasing decisions.  With our portfolio of diverse brands sold in a variety of channels we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.  We compete against a number of companies, some of which have substantially greater resources than we do.

Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include L’Oreal S.A.; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Coty, Inc.; The Procter & Gamble Company; Chanel S.A.; Groupe Clarins; Amorepacific; and Unilever. We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, GoodSkin Labs, Ojon, Smashbox, Osiao, Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA and Too Faced and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna, AERIN and Tory Burch.  For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2017, we had approximately 46,000 full-time employees worldwide (including demonstrators at points of sale who are employed by us).  We have no employees in the United States that are covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

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

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year.  The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by retailers for the holiday selling season.  Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods.  Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents and any waiver of a provision of the Code granted to any senior officer or director or any material amendment to the Code, may be found in the “Investors” section of our website: www.elcompanies.com under the heading “Corporate Governance.”  The charters for the Audit Committee, Compensation Committee and Nominating and Board Affairs Committee may be found in the same location on our website.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	61	Executive Group President
Fabrizio Freda	59	President, Chief Executive Officer and a Director
Carl Haney	54	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Leonard A. Lauder	84	Chairman Emeritus and a Director
Ronald S. Lauder	73	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	57	Executive Chairman and a Director
Sara E. Moss	70	Executive Vice President and General Counsel
Michael O’Hare	49	Executive Vice President – Global Human Resources
Gregory F. Polcer	62	Executive Vice President – Global Supply Chain
Cedric Prouvé	57	Group President – International
Tracey T. Travis	55	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	52	Executive Vice President – Global Communications

John Demsey is Executive Group President.  In this role, he is responsible for numerous brands, including Clinique, Aramis, Prescriptives, M·A·C,  Jo Malone London,  Smashbox, Tom Ford, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, and Too Faced. Mr. Demsey served as Group President from July 2006 to January 2016, and was appointed Executive Group President in January 2016.  He became Global Brand President of Estée Lauder in January 2005 after serving as President and Managing Director of M∙A∙C since 1998.  From 1991 to 1998, Mr. Demsey held several positions with Estée Lauder, including Senior Vice President of Sales and Education for Estée Lauder USA and Canada.  Before joining us, he worked in sales and marketing for Revlon, Borghese, Alexandra de Markoff Cosmetics, and Lancaster Cosmetics.  Mr. Demsey also held various executive retail positions at Bloomingdale’s, Macy’s, Benetton and Saks Fifth Avenue.  He serves as Chairman of the M∙A∙C AIDS Fund and is on the Board of Directors of Baccarat S.A.

Fabrizio Freda has been President and Chief Executive Officer of the Company since July 2009.  From March 2008 through June 2009, he was President and Chief Operating Officer of the Company where he oversaw the Clinique, Bobbi Brown, La Mer, Jo Malone London, Aveda and Bumble and bumble brands and the Aramis and Designer Fragrances division.  He also was responsible for the Company’s International Division, as well as Global Operations, Research and Development, Packaging, Quality Assurance, Merchandise Design, Corporate Store Design and Retail Store Operations.  Prior to joining the Company, Mr. Freda served in a number of positions of increasing responsibility at The Procter & Gamble Company (“P&G”), where he was responsible for various operating, marketing and key strategic efforts for over 20 years.  From 2001 through 2007, Mr. Freda was President, Global Snacks, at P&G.  He also spent more than a decade in the Health and Beauty Care division at P&G.  From 1986 to 1988 he directed marketing and strategic planning for Gucci SpA.  Mr. Freda is currently a member of the Board of Directors of BlackRock, Inc., a global asset management company.

Carl Haney is Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development.  Prior to joining the Company in 2012, Mr. Haney was Vice President, R&D Global, Male Grooming, Gillette, Braun and Devices, leading teams in all aspects of innovation, including product, packaging, process development and engineering at The Procter & Gamble Company (“P&G”) from 2007 through May 2012.  Mr. Haney started his career at P&G in 1984, and over the years held numerous leadership positions in locations around the world.  In 1997, he was promoted to Director, Latin America Beauty Care R&D.  Mr. Haney also held R&D leadership roles for P&G Global Cosmetics and Oral Care and led P&G innovation teams in Latin America, Europe and Asia.

Leonard A. Lauder is Chairman Emeritus and a member of the Board of Directors.  He was Chairman of the Board of Directors from 1995 through June 2009 and served as our Chief Executive Officer from 1982 through 1999 and President from 1972 until 1995.  Mr. Lauder has held various positions since formally joining the Company in 1958 after serving as an officer in the United States Navy.   He is Chairman Emeritus of the Board of Trustees of the Whitney Museum of American Art, a Charter Trustee of The University of Pennsylvania, a Trustee of The Aspen Institute and the co-founder and Co-Chairman of the Alzheimer’s Drug Discovery Foundation.  Mr. Lauder is Honorary Chairman of the Breast Cancer Research Foundation.  He also served as a member of the White House Advisory Committee on Trade Policy and Negotiations under President Reagan.

Ronald S. Lauder has served as Chairman of Clinique Laboratories, LLC since returning from government service in 1987 and was Chairman of Estee Lauder International, Inc. from 1987 through 2002.  He joined the Company in 1964 and has served in various capacities.  Mr. Lauder was elected as a member of the Board of Directors of the Company in 2016; previously he was a member of the Board of Directors of the Company from 1968 to 1986 and again from 1988 to July 2009.  From 1983 to 1986, he served as Deputy Assistant Secretary of Defense for European and NATO Affairs.  From 1986 to 1987, he was U.S. Ambassador to Austria.  Mr. Lauder is an Honorary Chairman of the Board of Trustees of the Museum of Modern Art and President of the Neue Galerie.  He is also Chairman of the Board of Governors of the Joseph H. Lauder Institute of Management and International Studies at the Wharton School at the University of Pennsylvania and the co-founder and Co-Chairman of the Alzheimer’s Drug Discovery Foundation.

William P. Lauder is Executive Chairman and, in such role, he is Chairman of the Board of Directors.  He was Chief Executive Officer of the Company from March 2008 through June 2009 and President and Chief Executive Officer from July 2004 through February 2008.  From January 2003 through June 2004, he was Chief Operating Officer.  From July 2001 through 2002, he was Group President responsible for the worldwide business of the Clinique and Origins brands and the Company’s retail store and online operations.  From 1998 to 2001, he was President of Clinique Laboratories, LLC.  Prior to 1998, he was President of Origins Natural Resources Inc., and he had been the senior officer of that division since its inception in 1990.  Prior thereto, he served in various positions since joining the Company in 1986.  Mr. Lauder currently serves as Chairman of the Board of the Fresh Air Fund, a member of the boards of trustees of The University of Pennsylvania and The Trinity School in New York City, a member of the boards of directors of the 92nd Street Y and the Partnership for New York City, and is on the Advisory Board of Zelnick Media.  He is also Co-Chairman of the Breast Cancer Research Foundation.

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

Michael O’Hare is Executive Vice President - Global Human Resources.  Prior to joining the Company in 2013, he was with Heineken N.V., a global brewer based in the Netherlands, where he served since 2009 as Global Chief Human Resources Officer.  Prior to that, Mr. O’Hare spent 13 years at PepsiCo, a global food and beverage company, where he held a variety of senior roles in Human Resources, including Chief Personnel Officer/Vice President for Asia Pacific.

Gregory F. Polcer is Executive Vice President - Global Supply Chain.  He is responsible for Global Direct and Indirect Procurement, Manufacturing, Logistics, Quality Assurance and Environmental Affairs and Safety.  From 1988 to 2008, when he joined the Company, Mr. Polcer worked for Unilever where he designed and implemented global, regional and local initiatives.  From 2006 to 2008, he served as the Senior Vice President, Supply Chain for Unilever where he integrated the North and Latin American Supply Chains, provided senior leadership for all global supply management and established a global outsourcing plan.  Mr. Polcer served as Senior Vice President, Supply Chain - North America from 2005 to 2006 and Senior Vice President, Supply Chain, Home and Personal Care – North America from 2002 to 2004.

Cedric Prouvé is Group President – International.  He is responsible for our International Division, which includes all markets outside of the United States and Canada, our Travel Retail business worldwide and all of the activities of our sales affiliates and distributor relationships.  He became Group President – International in January 2003.  From August 2000 through December 2002, he was the General Manager of our Japanese sales affiliate.  From January 1997 to August 2000, he was Vice President, General Manager, Travel Retail.  Mr. Prouvé started with us in 1994 as General Manager, Travel Retailing - Asia Pacific Region and was given the added responsibility of General Manager of our Singapore affiliate in 1995.  Previously, he worked at L’Oreal in sales and management positions in the Americas and Asia/Pacific.

Tracey T. Travis is Executive Vice President and Chief Financial Officer.  Prior to joining the Company in 2012, she was Senior Vice President and Chief Financial Officer of Ralph Lauren Corporation since 2005, responsible for Global Finance, Internal Audit, Treasury, Tax, Business Development, Investor Relations and Global Information Technology.  Previously, Ms. Travis was Senior Vice President, Finance of Intimate Brands for Limited Brands, Inc. from 2002 to 2004.  She also spent a decade at PepsiCo Inc. and the Pepsi Bottling Group, where she held operations management and finance roles.  She began her career as an engineer and financial analyst at General Motors Company.  Ms. Travis joined the Board of Directors of Accenture plc in July 2017, and she is also a member of the Board of Directors of Campbell Soup Company.  In addition, she is a member of the Board of Overseers at Columbia Business School.

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

We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some of these competitors have greater resources than we do and others are newer companies (some backed by private-equity investors) competing in distribution channels where we are less represented. In some cases, our competitors may be able to respond to changing business and economic conditions more quickly than us. Competition in the beauty business is based on a variety of factors including pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.

Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business. Our Company has a well-recognized and strong reputation that could be negatively impacted by many factors. If our reputation is adversely affected, our ability to attract and retain customers and consumers could be impacted. In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands. Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and refine our approach as to how and where we market and sell our products. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly. The issue is compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries. If such a situation persists or a number of brands, channels or countries fail to perform as expected, there could be a material adverse effect on our business, financial condition and results of operations.

In key markets, such as the United States, we have seen a decline in retail traffic in our department store customers and certain of our freestanding stores.  We are seeing the emergence of strong e- and m-commerce platforms (both in mass and prestige distribution) that are impacting our business.  Further consolidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers. This could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities) or they or we change or terminate their relationship with us, there could be a material adverse effect on our business.

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

We continuously review acquisition and strategic investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. If required, the financing for these transactions could result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts.

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

Our failure to successfully complete the integration of any acquired business or to achieve the long-term plan for such business, as well as any other adverse consequences associated with our acquisition and investment activities, could have a material adverse effect on our business, financial condition and operating results.

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

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral. However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to the receivables from that retailer. Our inability to collect receivables from our largest customers or from a group of customers could have a material adverse effect on our business and our financial condition. If a retailer was to liquidate, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity.

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

A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability. We are cautious of the continued decline in retail traffic primarily related to brick-and-mortar department stores in the United States as a result of the impact of shifts in consumer preferences as to where and how they shop.  We are also cautious of foreign currency movements and their impact on tourism, which has particularly impacted certain tourist-driven stores in the United States.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East, the United Kingdom’s anticipated exit from the European Union, geopolitical tensions and global security issues.

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

Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, our product claims are found to be deceptive, or our products otherwise fail to meet our consumers’ expectations, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and/or become subject to liability or claims, any of which could result in a material adverse effect on our business, results of operations and financial condition. In addition, third parties may sell counterfeit versions of some of our products. These counterfeit products may pose safety risks, may fail to meet consumers’ expectations, and may have a negative impact on our reputation.

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

We are subject to risks related to the global scope of our operations.

We operate on a global basis, with a majority of our fiscal 2017 net sales and operating income generated outside the United States. We intend to reinvest these earnings in our foreign operations indefinitely, except where we are able to repatriate these earnings to the United States without material incremental tax provision. A majority of our cash and cash equivalents that result from these earnings remain outside the United States. If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:

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

•                  foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel; import and export license requirements; tariffs and taxes; operations; and investments;

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

We rely on information systems (outsourced and in-house) that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world. We have e-commerce, m-commerce and other Internet websites in the United States and many other countries. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and other events. Despite the implementation of network security measures, our systems may be vulnerable to cybersecurity breaches such as computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information systems and adversely affect our business and results of operations.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.

We are dependent upon automated information technology processes. As part of our normal business activities, we collect and store certain information that is confidential, proprietary or otherwise sensitive, including personal information with respect to customers, consumers and employees. We may share some of this information with vendors who assist us with certain aspects of our business. Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of our confidential data and personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, consumers’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

We are subject to risks associated with our global information systems.

Our implementation and maintenance of global information systems (outsourced and in-house), including supply chain and finance systems, human resource management systems, creative asset management and retail operating systems, as well as associated hardware and use of cloud-based models, involve risks and uncertainties. Failure to implement and maintain these and other systems as planned, in terms of timing, specifications, costs, or otherwise, could have an adverse impact on our business and results of operations.

As we outsource functions, we become more dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information systems, finance and human resource functions. While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition. In addition, if we transition systems to one or more new, or among existing, external service providers, we may experience challenges that could have a material adverse effect on our results of operations or financial condition.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our earnings or other financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our forecast of net sales, earnings per share and other financial metrics or projections. Accordingly, when we announced our year-end financial results for fiscal 2017, we provided guidance as to certain assumptions, including ranges for our expected net sales and earnings per share for the quarter ending September 30, 2017 and the fiscal year ending June 30, 2018. While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to update any of our forward-looking statements at such times or otherwise. In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. Such targets are more difficult to predict than our current quarter and fiscal year expectations. We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock. At any time, we could stop or suspend payment of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.

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

As of August 18, 2017, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 87% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are employees and members of our Board of Directors. Another family member is a party to a consulting agreement and a license agreement with us.

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

The Lauder family and their related entities own more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the New York Stock Exchange corporate governance standards. As a controlled company, we are exempt under the New York Stock Exchange standards from the obligation to comply with certain New York Stock Exchange corporate governance requirements, including the requirements that (1) a majority of our board of directors consists of independent directors; (2) we have a nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and (3) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development and distribution facilities, some of which include contiguous office space, as of August 18, 2017.  The leases expire at various times through 2026 subject to certain renewal options.

Location		Use	Approximate Square Footage

The Americas
Blaine, Minnesota	Owned	Manufacturing and R&D	275,000
Blaine, Minnesota	Leased	Distribution	187,000
Melville, New York	Owned	Manufacturing	353,000
Melville, New York	Owned	R&D	134,000
Bristol, Pennsylvania	Leased	Manufacturing	67,000
Bristol, Pennsylvania	Leased	Manufacturing and Assembly	100,000
Bristol, Pennsylvania	Leased	Distribution	782,000
Trevose, Pennsylvania	Leased	Manufacturing and Assembly	80,000
Agincourt, Ontario, Canada	Owned	Manufacturing	96,000
Markham, Ontario, Canada	Leased	Manufacturing	137,000
Markham, Ontario, Canada	Leased	R&D	42,000
Toronto, Ontario, Canada	Leased	Distribution	186,000

Europe, the Middle East & Africa
Oevel, Belgium	Owned	Manufacturing	113,000
Oevel, Belgium	Leased	Manufacturing and R&D	81,000
Oevel, Belgium	Leased	Distribution	105,000
Kerpen, Germany	Leased	Distribution	98,000
Sandton, South Africa	Leased	Distribution	65,000
Madrid, Spain	Leased	Distribution	123,000
Lachen, Switzerland	Owned	Manufacturing	29,000
Lachen, Switzerland	Owned	Distribution	125,000
Hampshire, United Kingdom	Leased	Distribution	229,000
Petersfield, United Kingdom	Owned	Manufacturing	242,000

Asia/Pacific
Alexandria, Australia	Leased	Distribution	87,000
Shanghai, China	Leased	R&D	34,000
Shanghai, China	Leased	Distribution	206,000
Hong Kong	Leased	Distribution	90,000
Tokyo, Japan	Leased	Distribution, R&D and Manufacturing	187,000
Yongin, Korea	Leased	Distribution and Manufacturing	139,000

We own, lease and occupy numerous offices, assembly and distribution facilities and warehouses in the United States and abroad.  We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.  We lease approximately 767,000 square feet of rentable space for our principal offices in New York, New York.  We own a building of approximately 57,000 square feet of office space in Melville, New York.  As of June 30, 2017, we directly leased and operated approximately 1,430 freestanding stores.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2017 and fiscal 2016:

	Fiscal 2017			Fiscal 2016
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$95.38	$86.57	$.30	$91.68	$73.67	$.24
Second Quarter	88.74	75.30	.34	89.93	79.49	.30
Third Quarter	87.55	76.34	.34	94.93	81.02	.30
Fourth Quarter	98.40	83.34	.34	97.48	87.08	.30

Fiscal Year	98.40	75.30	$1.32	97.48	73.67	$1.14

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  On August 17, 2017, a dividend was declared in the amount of $.34 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2017 to stockholders of record at the close of business on August 31, 2017.

As of August 18, 2017, there were 8,080 record holders of Class A Common Stock and 15 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2017	3,422	$84.42	—	14,959,413
May 2017	222,500	92.70	222,500	14,736,913
June 2017	301,672	96.11	285,000	14,451,913
	527,594	94.60	507,500

(1)    Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)    The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

Subsequent to June 30, 2017 and as of August 18, 2017, we purchased approximately 0.5 million additional shares of our Class A Common Stock for $45 million pursuant to our share repurchase program.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2017	2016	2015	2014	2013
		(In millions, except per share data)
Statement of Earnings Data:
Net sales (a) – (b)	$11,824	$11,262	$10,780	$10,969	$10,182
Net earnings attributable to The Estée Lauder Companies Inc. (a) - (g)	1,249	1,115	1,089	1,204	1,020

Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic (a) - (g)	$3.40	$3.01	$2.87	$3.12	$2.63
Diluted (a) - (g)	3.35	2.96	2.82	3.06	2.58
Cash dividends declared per common share	1.32	1.14	.92	.78	1.08

Balance Sheet Data:
Total assets (g)	$11,568	$9,223	$8,227	$7,860	$7,136
Total debt (d)	3,572	2,242	1,625	1,334	1,335

(a) Fiscal 2017 results included $143 million, after tax, or $.38 per diluted common share related to total charges associated with restructuring and other activities. Fiscal 2016 results included $90 million, after tax, or $.24 per diluted common share related to total charges associated with restructuring and other activities.  Fiscal 2014 results included $(2) million, after tax, related to total adjustments associated with restructuring and other activities.  Fiscal 2013 results included $12 million, after tax, or $.03 per diluted common share related to total charges associated with restructuring and other activities.

(b) As a result of our July 2014 Strategic Modernization Initiative rollout, approximately $178 million of accelerated orders were recorded as net sales and approximately $127 million as operating income in fiscal 2014 that would have occurred in the fiscal 2015 first quarter, equal to approximately $.21 per diluted common share.

(c) During the third quarter of fiscal 2015, we recorded a $5 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.01 per diluted common share.  During the third quarter of fiscal 2014, we recorded a $38 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.10 per diluted common share.

(d) In February 2017, we issued 1.80%, 3.15% and 4.15% Senior Notes in a public offering, each with an aggregate principal amount of $500 million.  These Senior Notes are due in February 2020, March 2027 and March 2047, respectively. We used the net proceeds of the offerings to redeem the Senior Notes due May 15, 2017 and for general corporate purposes. In May 2016, we issued $450 million of 1.70% Senior Notes due May 10, 2021 and an additional $150 million of our 4.375% Senior Notes due June 15, 2045 in a public offering.  In June 2015, we issued $300 million of 4.375% Senior Notes due June 15, 2045 in a public offering.  In September 2012, we redeemed the $230 million principal amount of our 7.75% Senior Notes due November 1, 2013 (“2013 Senior Notes”) at a price of 108% of the principal amount.  We recorded a pre-tax expense on the extinguishment of debt of $19 million ($12 million after tax, or $.03 per diluted share) representing the call premium of $19 million and the pro-rata write-off of less than $1 million of issuance costs and debt discount.  In August 2012, we issued $250 million of 2.35% Senior Notes due August 15, 2022 and $250 million of 3.70% Senior Notes due August 15, 2042 in a public offering.  We used the net proceeds of the offering to redeem the 2013 Senior Notes and for general corporate purposes.

(e) Fiscal 2017 results included $23 million, after tax, or $.06 per diluted common share related to goodwill and other intangible asset impairments.

(f) Fiscal 2017 included a $44 million gain, after tax, or $.12 per diluted common share and fiscal 2016 and 2015 included $8 million and $6 million of expense, after tax, respectively, or $.02 per diluted common share, associated with the changes in fair value of contingent consideration related to certain of our acquisitions.

(g) Fiscal 2017 results include $75 million, or $.20 per diluted common share, related to the reversal of a deferred tax asset valuation allowance.  The deferred tax asset and associated valuation allowance related to the accumulated carryforward of excess advertising and promotional expenses.  In the fourth quarter of fiscal 2017, a favorable change to the tax law in China was enacted that expanded the corporate income tax deduction allowance for advertising and promotional expenses, resulting in this change in realizability of the asset.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for fiscal 2017, 2016 and 2015 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 21 – Segment Data and Related Information for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2017	2016	2015
		(In millions)
NET SALES
By Product Category:
Skin Care	$4,527	$4,446	$4,479
Makeup	5,054	4,702	4,304
Fragrance	1,637	1,487	1,416
Hair Care	539	554	531
Other	69	74	50
	11,826	11,263	10,780
Returns associated with restructuring and other activities	(2)	(1)	—
Net Sales	$11,824	$11,262	$10,780

By Region:
The Americas	$4,819	$4,710	$4,514
Europe, the Middle East & Africa	4,650	4,381	4,086
Asia/Pacific	2,357	2,172	2,180
	11,826	11,263	10,780
Returns associated with restructuring and other activities	(2)	(1)	—
Net Sales	$11,824	$11,262	$10,780

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$1,014	$842	$832
Makeup	713	758	659
Fragrance	115	87	83
Hair Care	51	52	38
Other	11	5	(6)
	1,904	1,744	1,606
Charges associated with restructuring and other activities	(212)	(134)	—
Net Sales	$1,692	$1,610	$1,606

By Region:
The Americas	$284	$346	$302
Europe, the Middle East & Africa	1,203	1,027	943
Asia/Pacific	417	371	361
	1,904	1,744	1,606
Charges associated with restructuring and other activities	(212)	(134)	—
Operating Income	$1,692	$1,610	$1,606

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2017	2016	2015

Net sales	100.0%	100.0%	100.0%
Cost of sales	20.6	19.4	19.5
Gross profit	79.4	80.6	80.5

Operating expenses:
Selling, general and administrative	63.3	65.1	65.6
Goodwill impairment	0.2	—	—
Impairment of other intangible assets	—	—	—
Restructuring and other charges	1.6	1.2	—
Total operating expenses	65.1	66.3	65.6

Operating income	14.3	14.3	14.9
Interest expense	0.8	0.6	0.6
Interest income and investment income, net	0.2	0.1	0.2

Earnings before income taxes	13.7	13.8	14.5
Provision for income taxes	3.1	3.9	4.4

Net earnings	10.6	9.9	10.1
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	10.6%	9.9%	10.1%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

We believe the best way to increase stockholder value is to continue to provide superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences.  We are guided by our long-term strategy, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.

Our balanced, diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty. We believe that our range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass-market distribution.

•                  Our skin care product category benefits from hero product lines such as Advanced Night Repair from Estée Lauder and Crème de La Mer from La Mer.  During fiscal 2017, we continued to expand these product lines through the introduction of the Advanced Night Repair Eye Concentrate Matrix from Estée Lauder and the Revitalizing Hydrating Serum from La Mer.  GLAMGLOW also contributed to the success in the category through targeted expanded consumer reach and new launches such as Plumprageous.  In the fourth quarter of fiscal 2017, we purchased a minority interest in DECIEM, a skin care brand, which provides us with a strategic investment in a company that attracts millennials and a diverse consumer base.

•                  In our makeup category, we further developed hero product lines such as Double Wear and Pure Color Envy from Estée Lauder through the launch of additional products including Double Wear Nude Cushion Stick Radiant Makeup and Pure Color Envy Hi-Lustre Light Sculpting Lipstick.  We continuously look to acquire brands that complement our existing business, have significant sales growth potential and provide opportunities for future profitable growth.  During our fiscal 2017 second quarter, we expanded our makeup portfolio with the acquisitions of Too Faced and BECCA.  Both of these brands are primarily distributed in the faster growing specialty-multi and online channels.  They are expected to help us reach new consumers, to increase our sales in these channels and to continue generating strong profitable growth.

•                  Our fragrance category continues to benefit from increased sales of Jo Malone London and Tom Ford fragrances, as well as from our fiscal 2015 and fiscal 2016 acquisitions.  We have also benefited from the growth of the fragrance category in the Asia/Pacific region and look for further opportunities to strengthen our business in this category there.

•                  In our hair care category, we are reaching new consumers as we expand our presence beyond salons, such as the planned September 2017 launch of Bumble and bumble in Ulta Beauty, a leading specialty-multi retailer in the United States.

Our global footprint provides many avenues of growth.  We leverage our regional organizations and the talents and expertise of our people to continue to be locally relevant through evolving the way we connect with our consumers in stores, online and where they travel.  This includes the expansion of our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories.  We tailor our strategy by country with our products, services, channels, marketing and visual merchandising.  We continuously strengthen our presence in large, image-building core markets, such as the United States and the United Kingdom, and broaden our presence in emerging markets, including the Middle East, Russia, South Africa and Brazil.

•                  In North America, we continue to deploy a number of strategies to accelerate growth, despite a challenging environment especially in brick and mortar department stores, and in Latin America we continue to launch new brands, expand the integration of social media and gain share in prestige beauty by encouraging consumers to trade up from mass-market products.

•                  In Europe, the Middle East & Africa, we are expanding our digital and social media presence as well as leveraging our makeup strength to gain share in prestige beauty.

•                  In Asia/Pacific, particularly in China, we are leveraging our diversified brand portfolio to benefit from the growth of the makeup and fragrance categories as well as continuing to launch new skin care products such as the Clinique Fresh Pressed line of products with Vitamin C.

We approach distribution strategically by brand, distribution channel and product category.  We are adding brands to faster growing channels, such as e- and m-commerce and specialty multi-brand retailers, and we are expanding certain brands into geographic markets where they are not yet sold.

•                  In fiscal 2017, we increased our penetration in the specialty-multi channel through the acquisitions of BECCA and Too Faced, and we expanded the representation of our existing brands, such as the launch of M•A•C in Ulta Beauty.  In addition, we have opportunities to accelerate our growth within specialty-multi brand retailers as they open new doors.

•                  Internationally, we are expanding our business in freestanding retail stores operated by us and by authorized third parties, in European perfumeries and pharmacies, and in department stores, particularly in the United Kingdom and certain markets in Asia.

•                  We seek to optimize distribution in both channels and geographies, matching each brand with appropriate opportunities while maintaining high productivity per door.  We focus on brand-building retail opportunities that will expand consumer coverage for our brands.  As part of this strategy, we continue to diversify our business in our travel retail channel across brands and product categories.  Travel retail continues to be an important channel for brand building and profit margin expansion.  At the same time it is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.

•                  Online net sales continue to grow strongly on a global basis and we are continuing to launch e- and m-commerce sites in new and existing markets. We are also partnering with our retailers globally to drive sales of our products on their online sites.   We believe our success in delivering particularly strong online growth is a result of customization of our strategy to meet local market needs.  We also continue to develop and implement omnichannel concepts to deliver an integrated consumer experience and better serve consumers as they shop across channels.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries. In particular, we are cautious of the continued decline in retail traffic primarily related to brick-and-mortar department stores in the United States as a result of the impact of shifts in consumer preferences as to where and how they shop.  We are also cautious of foreign currency movements, including their impact on tourism, which has particularly impacted certain tourist-driven stores in the United States.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East, the United Kingdom’s anticipated exit from the European Union, geopolitical tensions and global security issues.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength among our brands, product categories, channels and markets.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a negative effect on consumer confidence, demand and spending and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

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

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through June 30, 2017, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion of these savings in future growth initiatives.  For additional information about Leading Beauty Forward, see Item 8. Financial Statements and Supplementary Data —Note 8 – Charges Associated with Restructuring and Other Activities.

Global Technology Infrastructure

In October 2015, we approved plans to transform and modernize our global technology infrastructure (“GTI”) to fundamentally change the way we deliver information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, we transitioned our GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where we pay for services as they are used.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.  For additional information about the GTI restructuring, see Item 8. Financial Statements and Supplementary Data – Note 8 – Charges Associated with Restructuring and Other Activities.

Strategic Modernization Initiative Implementation

We rolled out the last major wave of our Strategic Modernization Initiative (“SMI”) in July 2014, and most of our locations are now SAP-enabled.  We plan to continue the implementation of SAP at our remaining locations throughout the next few fiscal years.  In connection with the July 2014 implementation, some retailers accelerated their sales orders that would have occurred in our fiscal 2015 first quarter into our fiscal 2014 fourth quarter in advance of this implementation to provide adequate safety stock to mitigate any potential short-term business interruption associated with the SMI rollout.  The negative impact on the net sales and operating results for the year ended June 30, 2015 by product category and geographic region was as follows:

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

Fiscal 2017 Annual Impairment Testing

We assess goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.  Based on our annual goodwill and other intangible asset impairment testing as of April 1, 2017, we determined that the carrying values of the RODIN olio lusso and Editions de Parfums Frédéric Malle reporting units exceeded their fair values.  This determination was made based on updated long-term plans, finalized and approved in June 2017, that reflected lower sales growth projections due to a softer than expected retail environment for those brands.  As a result, a Step 2 impairment assessment was performed and we recorded an impairment charge of the goodwill related to these reporting units of $28 million.  The fair values of the reporting units were based upon the average of the income approach, which utilizes estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of cash flows, and the market approach, which utilizes performance multiples based on market peers.  As of June 30, 2017, no goodwill remained related to the RODIN olio lusso reporting unit and the remaining carrying value of the goodwill related to the Editions de Parfums Frédéric Malle reporting unit was $6 million.

We also determined that the carrying values of the RODIN olio lusso and Editions de Parfums Frédéric Malle trademarks, as well as the RODIN olio lusso persona and customer relationship intangible assets exceeded their estimated fair values. The fair values of the trademarks were determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, we recognized impairment charges of $3 million for the remaining carrying values of the RODIN olio lusso trademark, customer relationship and persona intangible assets.  We also recognized an impairment charge for the Editions de Parfums Frédéric Malle trademark, which was de minimis.  The remaining carrying value of this trademark was $32 million as of June 30, 2017.

The combined goodwill and other intangible asset impairment charges of $9 million and $22 million are reflected in the skin care and fragrance product categories, respectively, and $17 million and $14 million are reflected in the Americas and Europe, the Middle East & Africa regions, respectively.

If the softness in the retail environment impacting our growth projections for the Editions de Parfums Frédéric Malle reporting unit is more severe than we have anticipated, or other business disruptions arise, a resulting change in the long-term plans could have a negative impact on the estimated fair values of the related goodwill and trademark and it is possible we could recognize an impairment charge in the future.  Based on the latest quantitative assessment, the fair values of all other reporting units with material goodwill and other indefinite-lived intangible assets, with the exception of our fiscal 2017 acquisitions of Too Faced and BECCA, were substantially in excess of their respective carrying values.  With regard to Too Faced and BECCA, the carrying values of the related goodwill and other indefinite-lived intangible assets as of the assessment date approximated their fair values.

NET SALES

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$11,824	$11,262
$ Change from prior year	562	482
% Change from prior year	5%	4%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	7%	7%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported net sales in fiscal 2017 increased in each major product category, except hair care, and grew in each geographic region.  Skin care net sales primarily benefited from higher sales of La Mer products.  Incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as net sales increases from Tom Ford, Estée Lauder and Smashbox, drove growth in the makeup product category.  Our fragrance category primarily benefited from net sales increases from Jo Malone London.  Increased net sales from our fiscal 2016 and 2015 acquisitions of GLAMGLOW, By Kilian, Le Labo and Editions de Parfums Frédéric Malle, also contributed to growth in our skin care and fragrance categories.  The net sales decrease in our hair care category primarily reflected a difficult comparison with the prior-year period that featured greater launch activity.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings and growth from emerging markets and in the specialty-multi and online channels.

Reported net sales in fiscal 2016 grew in each product category, with the exception of skin care, and in each geographic region, with the exception of Asia/Pacific.  The overall decline in the skin care category was primarily due to the unfavorable impact of foreign currency translation and the relatively slow growth in global prestige skin care that particularly impacted net sales in North America, Asia/Pacific and travel retail.  However, this category benefited from increased sales of certain products, particularly from La Mer and Origins.  Net sales increases in product offerings by M•A•C, Smashbox, Tom Ford, Clinique, Bobbi Brown and Estée Lauder globally drove the growth in the makeup category.  Our fragrance category benefited from net sales increases from our luxury brands.  Incremental sales from our acquisitions during fiscal 2016 and 2015 also helped drive our skin care and fragrance sales.  The net sales increase in our hair care category was driven by product offerings from Aveda and Bumble and bumble, as well as expanded consumer coverage.  Each of our product categories benefited from targeted expanded consumer reach, comparable door sales growth from certain brands, new product offerings and growth from emerging markets.

The reported net sales increases were adversely affected by approximately $187 million and $488 million of unfavorable foreign currency translation for fiscal 2017 and fiscal 2016, respectively.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net Sales by Product Categories and Geographic Regions exclude the fiscal 2017 and 2016 impact of returns associated with restructuring and other activities of approximately $2 million and $1 million, respectively.

Product Categories

Skin Care

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$4,527	$4,446
$ Change from prior year	81	(33)
% Change from prior year	2%	(1)%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	3%	1%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures. The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported skin care net sales increased in fiscal 2017, reflecting higher net sales from La Mer, GLAMGLOW, Estée Lauder, Bobbi Brown and Origins of approximately $157 million, combined, partially offset by lower net sales from Clinique and M•A•C of approximately $93 million, combined.  Higher net sales from La Mer were primarily due to targeted expanded consumer reach in the Americas region and in our travel retail business, and the increase in net sales from GLAMGLOW reflected incremental sales from additional product assortments and targeted expanded consumer reach.  Higher net sales from Estée Lauder were partially due to net sales growth in our travel retail business and in China resulting from higher net sales of the Advanced Night Repair and Revitalizing Supreme lines of products.  Net sales growth from Bobbi Brown was driven by new launches including Instant Confidence Stick and Extra Repair Nourishing Milk.  The higher net sales from Origins reflected net sales growth in the Asia/Pacific region and in our travel retail business resulting from higher net sales of toners and facial masks.

The lower net sales of Clinique products primarily reflected a soft retail environment for our products, particularly in our travel retail business, Asia/Pacific and, to a lesser extent, the United Kingdom and brick-and-mortar department stores in the United States.  The lower net sales from M•A•C were driven by slower retail traffic in brick-and-mortar stores in the United States reflecting the impact of shifts in consumer preferences as to where and how they shop.

The net sales increase for skin care was adversely affected by approximately $60 million of unfavorable foreign currency translation.

Reported skin care net sales decreased in fiscal 2016, reflecting approximately $163 million of unfavorable foreign currency translation, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $91 million. The reported net sales decrease reflected lower net sales from Estée Lauder and Clinique of approximately $138 million, combined. The decrease in net sales of Estée Lauder and Clinique products was due, in part, to lower sales in certain countries within Asia/Pacific, particularly Hong Kong reflecting continued retail softness.  The lower net sales from Clinique also reflected decreased sales in travel retail. These decreases were partially offset by higher net sales of La Mer and Origins products, as well as incremental sales from our fiscal 2015 acquisitions of GLAMGLOW and RODIN olio lusso, of approximately $108 million, combined.  Net sales of La Mer products grew in all regions, driven by the continued momentum of the fiscal 2016 launches of The Renewal Oil, The Lifting Eye Serum and Genaissance de La Mer The Serum Essence and an increase in distribution in specialty-multi brand retailers and department stores.  Net sales growth of Origins products benefited from higher sales of facial mask products.

Makeup

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$5,054	$4,702
$ Change from prior year	352	398
% Change from prior year	7%	9%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	9%	13%

(a)  See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported makeup net sales increased in fiscal 2017, reflecting incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as higher net sales from Tom Ford and Estée Lauder, of approximately $391 million, combined.  Increased net sales from Tom Ford were driven by higher sales of lipstick and eyeshadow products, such as the Tom Ford Soleil Color Collection.  Increased net sales of Estée Lauder products were due, in part, to higher sales from the Double Wear line of products and the Pure Color franchise.

Partially offsetting these increases were approximately $84 million of lower net sales of M•A•C and Clinique products, primarily reflecting slower retail traffic in brick-and-mortar stores in the United States.  Partially offsetting these lower net sales from M•A•C was the net sales growth of the brand in Asia/Pacific and in our travel retail business.

The net sales increase for makeup was adversely affected by approximately $76 million of unfavorable foreign currency translation.

Reported makeup net sales increased in fiscal 2016 despite approximately $233 million of unfavorable foreign currency translation. The increase was also impacted by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $65 million.  The reported net sales increase primarily reflected higher net sales from our makeup artist brands, Clinique, Smashbox, Tom Ford and Estée Lauder of approximately $397 million, combined. Sales from our makeup artist brands benefited from new product offerings, as well as the continued broadening of the brands’ presence in a number of channels, including our freestanding retail stores and travel retail.  The higher net sales from Clinique reflected incremental sales from new launches such as Clinique Beyond Perfecting makeup products.  Sales from Smashbox were primarily driven by specialty multi-brand retailers, reflecting the overall strength of the makeup category in that channel.  The increase in Tom Ford net sales was driven by higher sales of lip color products.  Net sales of Estée Lauder products improved partially due to higher sales from the Double Wear line of products and the Pure Color Envy franchise.

Fragrance

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$1,637	$1,487
$ Change from prior year	150	70
% Change from prior year	10%	5%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	13%	9%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported fragrance net sales increased in fiscal 2017, primarily reflecting higher net sales from our luxury brands of approximately $172 million combined.  The higher net sales from Jo Malone London were, in part, due to targeted expanded consumer reach in the travel retail, department store and freestanding store channels, as well as the launch of Basil & Neroli.  Increased net sales from Tom Ford reflected, in part, the continued success and growth of existing fragrances such as the Signature and Private Blend Franchises.  Partially offsetting the increases was approximately $33 million of lower net sales of certain Estée Lauder and designer fragrances.  The lower net sales of certain Estée Lauder fragrances were partially due to a decline in net sales of the Modern Muse franchise.  Lower net sales from certain designer fragrances reflected the expiration of our license agreement with Coach.

The net sales increase for fragrance was adversely affected by approximately $47 million of unfavorable foreign currency translation.

Reported fragrance net sales increased in fiscal 2016 despite approximately $75 million of unfavorable foreign currency translation.  This increase was also impacted by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $21 million.  The reported net sales increase primarily reflected higher net sales of luxury fragrances from Jo Malone London and Tom Ford, as well as incremental sales from our fiscal 2015 acquisitions of Le Labo and Editions de Parfums Frédéric Malle and the fiscal 2016 acquisition of By Kilian of approximately $134 million, combined.  The higher net sales from Jo Malone London were, in part, due to brand expansion in department stores, freestanding stores and travel retail, the recent launch of Mimosa & Cardamom, and increased sales of existing products.  The increase in Tom Ford net sales reflected incremental sales from new product launches, including Tom Ford Noir Pour Femme and increased distribution, particularly in travel retail. Partially offsetting these increases were lower sales of certain fragrances from our heritage brands and certain designer fragrances of approximately $62 million, combined.

Hair Care

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$539	$554
$ Change from prior year	(15)	24
% Change from prior year	(3)%	4%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	(2)%	7%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported hair care net sales decreased in fiscal 2017, primarily reflecting a difficult comparison with the prior-year period that featured greater launch activity.

Reported hair care net sales increased in fiscal 2016 despite the negative impact of foreign currency translation of approximately $14 million.  The increase in net sales reflected new product launches from Aveda, such as Invati Men and Shampure dry shampoo and, to a lesser extent, an increase in distribution of Aveda products in salons and travel retail and Bumble and bumble products in specialty multi-brand retailers.

Geographic Regions

The Americas

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$4,819	$4,710
$ Change from prior year	109	197
% Change from prior year	2%	4%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	2%	5%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported net sales in the Americas increased in fiscal 2017, reflecting incremental sales, primarily in the United States, from our recent acquisitions of Too Faced and BECCA of approximately $220 million, combined.  Net sales growth from certain of our brands, including Tom Ford, Smashbox, La Mer and Jo Malone London, also contributed to the higher net sales in the region.  Higher net sales in Chile and Brazil contributed an additional increase of approximately $25 million, combined.  Net sales in the United States were adversely impacted by slower retail traffic in brick-and-mortar stores that particularly affected M•A•C and our heritage brands.  This slower retail traffic reflected the impact of shifts in consumer preferences as to where and how they shop, as well as declines in tourism attributable, in part, to the strong U.S. dollar in relation to most currencies.

Reported net sales in the Americas increased in fiscal 2016 despite the negative impact of approximately $101 million of unfavorable foreign currency translation.  Net sales in the United States and Canada increased approximately $191 million, combined, and reflected the favorable comparison due to the fiscal 2015 accelerated orders of approximately $84 million.  The increase also reflected higher makeup net sales, driven by Clinique, Smashbox, Estée Lauder and M•A•C, as well as higher skin care and hair care net sales from La Mer and Aveda, respectively. Also contributing were higher fragrance net sales from Tom Ford and Jo Malone London, which were more than offset by lower net sales of Estée Lauder fragrances.  Net sales were impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that principally affected Estée Lauder and Clinique, as well as certain M•A•C freestanding stores, as a result of a decrease in tourism, particularly from Brazilian travelers.  Net sales in Latin America increased approximately $6 million, primarily reflecting higher net sales in Mexico and Argentina, partially offset by lower sales in Brazil as a result of unfavorable foreign currency translation of approximately $33 million.  Excluding the impact of foreign currency translation, the emerging markets of Brazil and Mexico had net sales increases of approximately $56 million, primarily driven by M•A•C.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$4,650	$4,381
$ Change from prior year	269	294
% Change from prior year	6%	7%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	10%	12%

(a)         See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2017, reflecting higher net sales from our travel retail business, Russia and Italy of approximately $338 million, combined.  The net sales growth in our travel retail business for fiscal 2017 reflected higher net sales from Tom Ford, Jo Malone London, La Mer and M•A•C, driven, in part, by targeted expanded consumer reach and new product offerings.  The higher net sales in Russia were primarily driven by increased net sales from Estée Lauder, Clinique and Bobbi Brown, reflecting successful marketing and promotional activities supporting new and existing products.  Russia also benefited from incremental sales from the fiscal 2016 acquisition of By Kilian and the introduction of GLAMGLOW to the market during the current year.  The higher net sales in Italy were primarily driven by M•A•C.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $130 million, combined.  Excluding the impact of foreign currency translation, net sales in the United Kingdom increased, primarily driven by higher net sales from Tom Ford, La Mer and Jo Malone London, reflecting an increase in tourism, as well as increased net sales from Estée Lauder partially due to the Victoria Beckham collection.  The lower net sales in the Middle East were primarily driven by the impact of the macroeconomic environment on consumer purchases and the associated rebalancing of inventory levels by certain of our distributors.

Net sales in Europe, the Middle East & Africa were adversely affected by approximately $185 million of unfavorable foreign currency translation which primarily impacted the United Kingdom.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2016.  This increase includes approximately $265 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region. The increase was also impacted by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $68 million.  Higher sales in our travel retail business, the United Kingdom and the Middle East totaled approximately $225 million, combined.  The sales growth in our travel retail business was partially driven by the favorable comparison due to the fiscal 2015 accelerated orders.  Travel retail growth also reflected higher net sales from Jo Malone London, Tom Ford, M•A•C and Smashbox, driven in part by increased distribution and new product offerings.  Higher sales in the United Kingdom and the Middle East were primarily due to increased net sales from Estée Lauder, our makeup artist brands and Smashbox, reflecting the strength of our makeup category, as well as higher sales from certain of our luxury brands.  These increases were partially offset by lower net sales in Russia and South Africa of approximately $17 million, combined, driven by the negative impact of foreign currency translation.  Excluding this impact, net sales in Russia and South Africa increased $57 million, combined. The sales growth in Russia was primarily due to higher net sales from certain of our heritage and luxury brands. The higher net sales in South Africa were primarily driven by our makeup artist brands and certain of our luxury brands, reflecting successful in-store promotional events.

Asia/Pacific

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Net Sales	$2,357	$2,172
$ Change from prior year	185	(8)
% Change from prior year	9%	Decreased less than 1%

Non-GAAP Financial Measure (a):
% Change from prior year in constant currency and adjusting for the fiscal 2015 impact of accelerated orders	9%	4%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported net sales in Asia/Pacific increased in fiscal 2017, reflecting higher net sales in China, Japan and Korea of approximately $152 million, combined.  These increases were partially offset by lower net sales of approximately $8 million in Hong Kong. The higher net sales in China, led by Estée Lauder, La Mer and M•A•C, benefited from targeted expanded consumer reach and reflected an increase in online sales from all brands, primarily driven by marketing and promotional events.  The net sales increase in Japan was primarily due to higher net sales from M•A•C, particularly of lip products, as well as Jo Malone London, which benefited from an increase in tourist traffic and online growth.  The net sales growth in Korea reflected higher net sales from M•A•C, particularly of lip products and the cushion compact, La Mer, which benefited from the introduction of new products, and Jo Malone London and Tom Ford, resulting from targeted expanded consumer reach.  The lower net sales in Hong Kong were primarily driven by the decrease in Chinese consumers traveling there and changes in their spending patterns, which particularly impacted the Estée Lauder and Clinique brands and, to a lesser extent, La Mer.

Reported net sales in Asia/Pacific decreased in fiscal 2016, reflecting approximately $122 million of unfavorable foreign currency translation due to the strength of the U.S. dollar in relation to all currencies in the region, partially offset by the favorable comparison due to the fiscal 2015 accelerated orders of approximately $26 million.  Lower sales in Hong Kong, Thailand, Malaysia and Korea totaled approximately $56 million, combined.  The lower net sales in Hong Kong were primarily driven by a decrease in Chinese consumers traveling there and changes in their spending patterns, which particularly impacted the Estée Lauder, Clinique and La Mer brands.  The decrease in net sales in Thailand, Malaysia, and Korea was driven by the negative impact of foreign currency translation.  Excluding this negative impact, the higher sales in Korea were primarily driven by our makeup artist brands, reflecting successful in-store promotional events from M•A•C and the launch of the Skin Foundation Cushion Compact from Bobbi Brown, as well as new product introductions from certain of our luxury brands, such as Genaissance de La Mer The Serum Essence from La Mer.  These decreases were partially offset by higher net sales in Japan and, to a lesser extent, the Philippines of approximately $48 million, combined.  The net sales in Japan reflected higher tourism and increased net sales from virtually all of our brands, which was primarily driven by the makeup product category.  In the Philippines, the higher net sales reflected the introduction of Jo Malone London and Origins.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin in fiscal 2017 decreased to 79.4% as compared with 80.6% in fiscal 2016 and 80.5% in fiscal 2015.

	Fiscal 2017 vs. Fiscal 2016 Favorable (Unfavorable) Basis Points	Fiscal 2016 vs. Fiscal 2015 Favorable (Unfavorable) Basis Points
Mix of business	(25)	(20)
Obsolescence charges	(30)	10
Foreign exchange transactions	(25)	(10)
Manufacturing costs and other	15	30
Fiscal 2017 acquisitions	(45)	—
Subtotal	(110)	10
Charges associated with restructuring and other activities	(10)	—
Total	(120)	10

The unfavorable impact of acquisitions for fiscal 2017 was primarily due to a higher cost of sales related to Too Faced and BECCA, which also includes inventory step-up adjustments of $17 million, or approximately 10 basis points.

OPERATING EXPENSES

Operating expenses as a percentage of net sales in fiscal 2017 decreased to 65.1% as compared with 66.3% in fiscal 2016 and 65.6% in fiscal 2015.

	Fiscal 2017 vs. Fiscal 2016 Favorable (Unfavorable) Basis Points	Fiscal 2016 vs. Fiscal 2015 Favorable (Unfavorable) Basis Points
General and administrative expenses	50	—
Advertising, merchandising, sampling and product development	60	60
Selling	90	20
Shipping	(20)	10
Store operating costs	(30)	(40)
Stock-based compensation	(20)	(10)
Other	10	10
Subtotal	140	50
Charges associated with restructuring and other activities	(50)	(120)
Changes in fair value of contingent consideration	60	—
Goodwill and other intangible asset impairments	(30)	—
Total	120	(70)

Fiscal 2017 as compared with Fiscal 2016

As a percentage of net sales, operating expenses improved as compared to fiscal 2016, reflecting disciplined expense management across all areas and favorable mix shifts in the growth of our brands and channels.  The favorable impact of general and administrative expenses also reflected equity investment income, partially offset by transaction costs related to our fiscal 2017 acquisitions.  Selling expenses were favorable compared to fiscal 2016, reflecting lower demonstration costs, partially due to changes in distribution channel mix.  The changes in the fair value of contingent consideration were due to the reassessment, in June 2017, of the potential earn-out amounts related to certain of our fiscal 2015 and fiscal 2016 acquisitions.  See Item 8. Financial Statements and Supplementary Data – Note 13 – Fair Value Measurements for further information regarding contingent consideration.

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

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$1,692	$1,610
$ Change from prior year	82	4
% Change from prior year	5%	Less than 1%

Operating Margin	14.3%	14.3%

Non-GAAP Financial Measure (a):
% Change in operating income from prior year adjusting for the fiscal 2015 impact of accelerated orders, and other charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	7%	1%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported operating results and operating margin in fiscal 2017 were impacted by unfavorable foreign currency translation of $59 million, which had the largest impact on the Europe, the Middle East & Africa region and the makeup product category.  Operating margin in fiscal 2017 was flat as compared to fiscal 2016 as the decrease in gross margin was offset by our lower operating expense margin, as previously noted.  The change in operating margin was unfavorably impacted by charges associated with restructuring and other activities of approximately 60 basis points and goodwill and other intangible asset impairments of approximately 30 basis points, partially offset by the favorable changes in fair value of contingent consideration of approximately 60 basis points.  Adjusting for these items, operating margin for fiscal 2017 would have increased approximately 30 basis points.

The goodwill and intangible asset impairments and changes in fair value of contingent consideration impacted the operating results of our product categories and geographic regions as follows:

	Year ended June 30, 2017			Year ended June 30, 2016
(In millions)	Goodwill and other intangible asset impairments	Changes in fair value of contingent consideration	Net impact	Changes in fair value of contingent consideration	Year-over-year net impact favorable (unfavorable)
Product Category:
Skin Care	$(9)	$24	$15	$5	$10
Fragrance	(22)	33	11	(13)	24
Total	$(31)	$57	$26	$(8)	$34

Region:
The Americas	$(17)	$43	$26	$—	$26
Europe, the Middle East & Africa	(14)	14	—	(8)	8
Total	$(31)	$57	$26	$(8)	$34

Reported operating results and operating margin in fiscal 2016 were impacted by a favorable comparison of approximately $127 million related to the fiscal 2015 accelerated orders, more than offset by unfavorable foreign currency translation of approximately $134 million, which negatively impacted each product category and geographic region.  In addition, the operating results for fiscal 2016 include the impact of charges associated with restructuring and other activities of $134 million.  Adjusting for the impact of the accelerated orders and charges associated with restructuring and other activities, operating income would have increased 1% and operating margin would have decreased 30 basis points.

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures and to transform and modernize the Company’s GTI.  Accordingly, the following discussions of Operating Income by Product Categories and Geographic Regions exclude the fiscal 2017 and fiscal 2016 impact of charges associated with restructuring and other activities of $212 million, or 2% of net sales, and $134 million, or 1% of net sales, respectively.

Product Categories

Skin Care

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$1,014	$842
$ Change from prior year	172	10
% Change from prior year	20%	1%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	19%	(8)%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported skin care operating income increased in fiscal 2017, reflecting higher results from La Mer, Estée Lauder and Clinique, partially offset by lower results from M•A•C.  The increase in operating income from La Mer and Estée Lauder reflected higher net sales.  The higher results from Estée Lauder also reflected a favorable comparison to the higher level of support spending in fiscal 2016.  The increase in operating income from Clinique reflected disciplined expense management.  The lower results from M•A•C reflected lower net sales.  Skin care operating income also reflected the favorable year-over-year net impact of $10 million due to the changes in fair value of contingent consideration partially offset by the impairment of goodwill and other intangible assets in fiscal 2017, as previously discussed.

Reported skin care operating income increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders of $72 million.  Excluding this impact, skin care operating income decreased, reflecting lower results from Estée Lauder and Clinique.

Makeup

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$713	$758
$ Change from prior year	(45)	99
% Change from prior year	(6)%	15%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders	(6)%	8%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported makeup operating income decreased in fiscal 2017, reflecting lower results from M•A•C and Clinique primarily due to a decrease in net sales, as well as transaction costs of $15 million related to our fiscal 2017 acquisitions.  Partially offsetting this decrease were higher results from Tom Ford and Estée Lauder, reflecting higher net sales.

Reported makeup operating income increased in fiscal 2016, reflecting higher results from M•A•C, Smashbox, Estée Lauder and Clinique, as well as the favorable comparison due to the fiscal 2015 accelerated orders of $41 million.

Fragrance

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$115	$87
$ Change from prior year	28	5
% Change from prior year	32%	6%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders, goodwill and other intangible assets impairments and changes in fair value of contingent consideration	4%	0%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported fragrance operating income increased in fiscal 2017, reflecting higher results from Jo Malone London and certain designer fragrances, as well as the favorable year-over-year net impact of $24 million due to the changes in fair value of contingent consideration partially offset by goodwill and other intangible asset impairments, as previously discussed.  The higher results from Jo Malone London reflected higher net sales.  The higher results from certain of our designer fragrances reflected disciplined expense management and lower selling expenses primarily as a result of a decrease in net sales.

Reported fragrance operating income increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders of $14 million.  Excluding this impact, fragrance operating income decreased, reflecting lower results from Estée Lauder and higher investment spending behind our recently acquired brands, partially offset by higher results from certain of our luxury fragrance brands.

Hair Care

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$51	$52
$ Change from prior year	(1)	14
% Change from prior year	(2)%	37%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders	(2)%	36%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported hair care operating income decreased in fiscal 2017, primarily reflecting lower net sales.

Reported hair care operating results increased in fiscal 2016, reflecting higher results from Aveda and Bumble and bumble due in part to increased sales.

Geographic Regions

The Americas

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$284	$346
$ Change from prior year	(62)	44
% Change from prior year	(18)%	14%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	(25)%	(4)%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported operating income in the Americas decreased in fiscal 2017, primarily reflecting lower results from M•A•C due to a decrease in net sales.  Partially offsetting this decrease was the favorable year-over-year net impact of $26 million due to the changes in fair value of contingent consideration partially offset by the impairment of goodwill and other intangible assets in fiscal 2017, as previously discussed, as well as disciplined expense management by certain of our heritage brands.

Reported operating income in the Americas increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders of $106 million.  Excluding the impact of the accelerated orders, operating income decreased, primarily reflecting an increase in advertising, merchandising and sampling expenses related to M•A•C in-store promotional events and certain of our luxury brands, as well as higher store operating and selling costs as a result of increased distribution.  Operating income was impacted by a decline in retail traffic in the United States related primarily to mid-tier department stores that primarily affected Estée Lauder and Clinique, as well as certain M•A•C freestanding stores, as a result of a decrease in tourism, particularly from Brazilian travelers.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$1,203	$1,027
$ Change from prior year	176	84
% Change from prior year	17%	9%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	16%	4%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported operating income in Europe, the Middle East & Africa increased in fiscal 2017, primarily driven by higher results from our travel retail business and the United Kingdom of approximately $192 million, combined.  The higher operating results in our travel retail business were driven by an increase in net sales.  Operating income within the United Kingdom partially reflected the favorable year-over-year net impact of $8 million due to the changes in fair value of contingent consideration partially offset by the impairment of goodwill and other intangible assets in fiscal 2017, as previously discussed.  The higher results in the region were partially offset by lower results in the Middle East, France and South Africa of approximately $51 million, combined.  The lower results in the Middle East reflected lower net sales.  The lower results in South Africa and France reflected higher spending on marketing, advertising and promotion behind new and existing products, as well as increased selling costs.

Reported operating income in Europe, the Middle East & Africa increased in fiscal 2016, primarily reflecting higher results from our travel retail business, Germany and the Middle East of approximately $92 million, combined.  The higher results from our travel retail business reflected the fiscal 2015 impact of the accelerated orders of $106 million.  The higher results in Germany were due to increased sales from certain of our heritage brands and our makeup artist brands, primarily due to new product introductions, as well as more effective promotional programs.  These higher results were partially offset by lower results in the United Kingdom, France and Russia of approximately $33 million.  The lower results in the United Kingdom were driven by the negative impact of foreign currency.  The lower results in France were partially due to higher investment spending behind certain of our heritage and luxury brands.

Asia/Pacific

	Year Ended June 30
($ in millions)	2017	2016

As Reported:
Operating Income	$417	$371
$ Change from prior year	46	11
% Change from prior year	12%	3%

Non-GAAP Financial Measure (a):
% Change from prior year adjusting for the fiscal 2015 impact of accelerated orders	12%	(3)%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

Reported operating income in Asia/Pacific increased in fiscal 2017, primarily reflecting higher results in China, Japan and Korea of approximately $48 million, combined, driven by net sales growth.  These higher results were partially offset by lower results in Hong Kong and Indonesia of approximately $9 million, combined, primarily driven by lower net sales.

Reported operating income in Asia/Pacific increased in fiscal 2016, reflecting the favorable comparison due to the fiscal 2015 accelerated orders of $42 million.  Excluding this impact, operating income decreased.  Lower results in Hong Kong and China totaled approximately $36 million, combined.  The decline in operating results in China was also attributable to higher selling and shipping costs.  These lower results were partially offset by higher results in Japan, driven by the impact of the accelerated orders, and, to a lesser extent, Australia, Korea and Taiwan of approximately $44 million, combined.  The improved results in Australia were due to higher sales from virtually all of our brands, as well as an improvement in selling and shipping costs. The higher results in Korea were primarily due to lower advertising, merchandising and sampling expenses.  The improved results from Taiwan were primarily due to an increase in net sales.

INTEREST AND INVESTMENT INCOME

	Year Ended June 30
($ in millions)	2017	2016	2015

Interest expense	$103	$71	$60
Interest income and investment income, net	$28	$16	$14

Interest expense increased in fiscal 2017, primarily due to the issuance of additional long-term debt in May 2016 and February 2017.  Interest expense increased in fiscal 2016, primarily due to the issuance of additional long-term debt in June 2015 and May 2016.

Interest income and investment income, net increased in fiscal 2017 primarily due to an increase in cash, short- and long-term investment balances and rates, and in fiscal 2016 primarily due to higher interest income as a result of an increase in short- and long-term investment balances and rates.  See Financial Condition for further discussion of our modified cash investment strategy.

PROVISION FOR INCOME TAXES

	Year Ended June 30
	2017	2016	2015

Effective rate for income taxes	22.3%	27.9%	29.9%
Basis-point change from prior year	(560)	(200)

The effective tax rate in fiscal 2017 decreased approximately 460 basis points due to the reversal of a deferred tax asset valuation allowance (the “China deferred tax asset valuation allowance reversal”).  The deferred tax asset and associated valuation allowance related to the accumulated carryforward of excess advertising and promotional expenses.  In the fourth quarter of fiscal 2017, a favorable change to the tax law in China was enacted that expanded the corporate income tax deduction allowance for advertising and promotional expenses, resulting in this change in realizability of the asset.  Also contributing to this decrease was a reduction in income tax reserve adjustments of approximately 100 basis points.

The decrease in the effective tax rate in fiscal 2016 was principally attributable to a lower effective tax rate related to our foreign operations, as well as a decrease in income tax reserve adjustments recorded in fiscal 2016.

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

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2017	2016	2015

As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,249	$1,115	$1,089
$ Change from prior year	134	26
% Change from prior year	12%	2%
Diluted net earnings per common share	$3.35	$2.96	$2.82
% Change from prior year	13%	5%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from prior year adjusting for the fiscal 2015 impact of accelerated orders, charges associated with restructuring and other activities, the 2015 Venezuela remeasurement charge, goodwill and other intangible asset impairments, changes in fair value of contingent consideration and the China deferred tax asset valuation allowance reversal	8%	5%

(a) See Reconciliations of Non-GAAP Financial Measures beginning on page 41 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  The fiscal 2015 impact of accelerated orders only impacted the comparison of fiscal 2016 to fiscal 2015.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, the changes in the fair value of contingent consideration, the China deferred tax asset valuation allowance reversal, the fiscal 2015 impact of accelerated orders associated with the SMI rollout, the fiscal 2015 Venezuela remeasurement charge and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  Certain information in the prior-year periods have been restated to conform to current period presentation.

Fiscal 2017 as compared with Fiscal 2016

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2017	2016	Variance	Change	Currency

Net Sales, as reported	$11,824	$11,262	$562	5%	7%
Returns associated with restructuring and other activities	2	1	1
Net Sales, as adjusted	$11,826	$11,263	$563	5%	7%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2017	2016	Variance	Change	Currency

Operating Income, as reported	$1,692	$1,610	$82	5%	9%
Charges associated with restructuring and other activities	212	134	78
Goodwill and other intangible asset impairments	31	—	31
Changes in fair value of contingent consideration	(57)	8	(65)
Operating Income, as adjusted	$1,878	$1,752	$126	7%	11%

					% Change
	Year Ended June 30			%	in Constant
	2017	2016	Variance	Change	Currency

Diluted net earnings per common share, as reported	$3.35	$2.96	$.39	13%	17%
Charges associated with restructuring and other activities	.38	.24	.14
Goodwill and other intangible asset impairments	.06	—	.06
Changes in fair value of contingent consideration	(.12)	.02	(.14)
China deferred tax asset valuation allowance reversal	(.20)	—	(.20)
Diluted net earnings per common share, as adjusted	$3.47	$3.22	$.25	8%	11%

As diluted net earnings per common share, as adjusted, is used as a measure of the Company’s performance, we consider the impact of current and deferred income taxes when calculating the per-share impact of each of the reconciling items.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Year ended June 30, 2017	Year ended June 30, 2016	Variance	Add: Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$4,527	$4,446	$81	$60	$141	2%	3%
Makeup	5,054	4,702	352	76	428	7	9
Fragrance	1,637	1,487	150	47	197	10	13
Hair Care	539	554	(15)	4	(11)	(3)	(2)
Other	69	74	(5)	—	(5)	(7)	(7)
	11,826	11,263	563	187	750	5	7
Returns associated with restructuring and other activities	(2)	(1)	(1)	—	(1)
Total	$11,824	$11,262	$562	$187	$749	5%	7%

By Region:
The Americas	$4,819	$4,710	$109	$2	$111	2%	2%
Europe, the Middle East & Africa	4,650	4,381	269	185	454	6	10
Asia/Pacific	2,357	2,172	185	—	185	9	9
	11,826	11,263	563	187	750	5	7
Returns associated with restructuring and other activities	(2)	(1)	(1)	—	(1)
Total	$11,824	$11,262	$562	$187	$749	5%	7%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported			Add: Goodwill and	Add:
(In millions)	Year ended June 30, 2017	Year ended June 30, 2016	Variance	other intangible asset impairments	Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$1,014	$842	$172	$9	$(19)	$162	20%	19%
Makeup	713	758	(45)	—	—	(45)	(6)	(6)
Fragrance	115	87	28	22	(46)	4	32	4
Hair Care	51	52	(1)	—	—	(1)	(2)	(2)
Other	11	5	6	—	—	6	100 +	100 +
	1,904	1,744	160	31	(65)	126	9	7
Charges associated with restructuring and other activities	(212)	(134)	(78)	—	—	(78)
Total	$1,692	$1,610	$82	$31	$(65)	$48	5%	3%

By Region:
The Americas	$284	$346	$(62)	$17	$(43)	$(88)	(18)%	(25)%
Europe, the Middle East & Africa	1,203	1,027	176	14	(22)	168	17	16
Asia/Pacific	417	371	46	—	—	46	12	12
	1,904	1,744	160	31	(65)	126	9	7
Charges associated with restructuring and other activities	(212)	(134)	(78)	—	—	(78)
Total	$1,692	$1,610	$82	$31	$(65)	$48	5%	3%

Fiscal 2016 as compared with Fiscal 2015

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Net Sales, as reported	$11,262	$10,780	$482	4%	9%
Accelerated orders associated with SMI rollout	—	178	(178)
Returns associated with restructuring and other activities	1	—	1
Net Sales, as adjusted	$11,263	$10,958	$305	3%	7%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2016	2015	Variance	Change	Currency

Operating Income, as reported	$1,610	$1,606	$4	0%	9%
Accelerated orders associated with SMI rollout	—	127	(127)
Venezuela remeasurement charge	—	5	(5)
Changes in fair value of contingent consideration	8	7	1
Charges associated with restructuring and other activities	134	—	134
Operating Income, as adjusted	$1,752	$1,745	$7	0%	8%

					% Change
	Year Ended June 30			%	in Constant
(Not adjusted for differences caused by rounding)	2016	2015	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.96	$2.82	$.14	5%	14%
Accelerated orders associated with SMI rollout	—	.21	(.21)
Venezuela remeasurement charge	—	.01	(.01)
Changes in fair value of contingent consideration	.02	.02	—
Charges associated with restructuring and other activities	.24	—	.24
Diluted net earnings per common share, as adjusted	$3.22	$3.07	$.15	5%	13%

As diluted net earnings per common share, as adjusted, is used as a measure of the Company’s performance, we consider the impact of current and deferred income taxes when calculating the per-share impact of each of the reconciling items.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation and the impact of the accelerated orders:

	As Reported
(In millions)	Year ended June 30, 2016	Year ended June 30, 2015	Variance	Add: Impact of foreign currency translation	Add: Impact of accelerated orders	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$4,446	$4,479	$(33)	$163	$(91)	$39	(1)%	1%
Makeup	4,702	4,304	398	233	(65)	566	9	13
Fragrance	1,487	1,416	71	75	(21)	125	5	9
Hair Care	554	531	23	14	(1)	36	4	7
Other	74	50	24	3	—	27	48	54
	11,263	10,780	483	488	(178)	793	4	7
Returns associated with restructuring and other activities	(1)	—	(1)	—	—	(1)
Total	$11,262	$10,780	$482	$488	$(178)	$792	4%	7%

By Region:
The Americas	$4,710	$4,514	$196	$101	$(84)	$213	4%	5%
Europe, the Middle East & Africa	4,381	4,086	295	265	(68)	492	7	12
Asia/Pacific	2,172	2,180	(8)	122	(26)	88	0	4
	11,263	10,780	483	488	(178)	793	4	7
Returns associated with restructuring and other activities	(1)	—	(1)	—	—	(1)
Total	$11,262	$10,780	$482	$488	$(178)	$792	4%	7%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of the accelerated orders and changes in fair value of contingent consideration:

	As Reported
(In millions)	Year ended June 30, 2016	Year ended June 30, 2015	Variance	Add: Impact of accelerated orders	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$842	$832	$10	$(72)	$(9)	$(71)	1%	(8)%
Makeup	758	659	99	(41)	—	58	15	8
Fragrance	87	83	4	(14)	10	—	6	0
Hair Care	52	38	14	—	—	14	37	36
Other	5	(6)	11	—	—	11	100 +	100 +
	1,744	1,606	138	(127)	1	12	9	1
Charges associated with restructuring and other activities	(134)	—	(134)	—	—	(134)
Total	$1,610	$1,606	$4	$(127)	$1	$(122)	0%	(7)%

By Region:
The Americas	$346	$302	$44	$(53)	$(6)	$(15)	14%	(4)%
Europe, the Middle East & Africa	1,027	943	84	(53)	7	38	9	4
Asia/Pacific	371	361	10	(21)	—	(11)	3	(3)
	1,744	1,606	138	(127)	1	12	9	1
Charges associated with restructuring and other activities	(134)	—	(134)	—	—	(134)
Total	$1,610	$1,606	$4	$(127)	$1	$(122)	0%	(7)%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2017, we had cash and cash equivalents of $1,136 million compared with $914 million at June 30, 2016.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

In addition, we purchase short and long-term investments pursuant to our cash investment strategy.  Our investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in our investment policy.  These investments are classified as available-for-sale and totaled $1,498 million and $1,505 million at June 30, 2017 and 2016, respectively.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, potential stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. Our cash and cash equivalents and short- and long-term investment balances at June 30, 2017 include $2,376 million of cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating or information.  As of August 18, 2017, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

 Debt and Access to Liquidity

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 45% at June 30, 2017 from 39% at June 30, 2016, primarily due to the February 2017 issuance of the 1.80% Senior Notes due February 7, 2020 (“2020 Senior Notes”), 3.15% Senior Notes due March 15, 2027 (“2027 Senior Notes”) and 4.15% Senior Notes due March 15, 2047 (“2047 Senior Notes”).

For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 11 – Debt.

Cash Flows

	Year Ended June 30
($ in millions)	2017	2016	2015

Net cash provided by operating activities	$1,800	$1,789	$1,943
Net cash used for investing activities	$(2,214)	$(1,269)	$(1,616)
Net cash provided by (used for) financing activities	$630	$(605)	$(895)

The fiscal 2017 increase in net cash provided by operating activities as compared with fiscal 2016 was primarily driven by an increase in net earnings, a decrease in discretionary pension and post-retirement benefit contributions and a favorable change in accounts receivable due to the timing of shipments and collections.  These improvements were partially offset by unfavorable changes in accounts payable, primarily due to the timing of payments, and other accrued and noncurrent liabilities, related to a change in legal accruals, accrued professional fees and accrued employee incentive compensation, partially offset by advertising and promotional accruals.  The overall change in cash flows from certain working capital components was impacted by our fiscal 2017 acquisitions.

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

The fiscal 2017 increase in net cash used for investing activities primarily reflected cash paid in connection with the fiscal 2017 second quarter acquisitions of Too Faced and BECCA, partially offset by lower net purchases of investments in connection with our cash investment strategy.

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

The fiscal 2017 increase in net cash provided by financing activities reflected the issuance of the 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes, partially offset by the repayment of the 5.55% Senior Notes due May 15, 2017.  The increase also reflected lower treasury stock purchases and higher commercial paper borrowings, partially offset by higher dividend payments.

The fiscal 2016 decrease in net cash used for financing activities as compared with fiscal 2015 primarily reflected the proceeds from the issuance of the 1.70% Senior Notes due May 10, 2021 and additional 4.375% Senior Notes due June 15, 2045, as well as lower treasury stock purchases, partially offset by higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2017 and through August 18, 2017, see Item 8. Financial Statements and Supplementary Data – Note 16 – Common Stock.

Pension and Post-retirement Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For our domestic trust-based noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”), we seek to maintain appropriate funded percentages.  For any future contributions to the U.S. Qualified Plan, we would seek to contribute an amount or amounts that would not be less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation, and would not be more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions as detailed in Critical Accounting Policies and Estimates.  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assists us in maintaining our overall funded ratio.  For fiscal 2017 and 2016, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.  In fiscal 2016, we made a discretionary cash contribution to the U.S. Qualified Plan of $30 million.  As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2018.

The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

(In millions)	Expected 2018	2017	2016

Non-qualified domestic noncontributory pension plan benefit payments	$23	$7	$9
International defined benefit pension plan contributions	$27	$24	$22
Post-retirement plan benefit payments	$1	$7	$6

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

For additional contingencies refer to Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies (Contractual Obligations).

Contractual Obligations

For a discussion of our contractual obligations, see Item 8. Financial Statements and Supplementary Data – Note 15 – Commitments and Contingencies (Contractual Obligations).

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Credit Risk).

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

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $26 million and $22 million as of June 30, 2017 and 2016, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $34 million and $15 million as of June 30, 2017 and 2016, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Refer to Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies for discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2017 and our results of operations for the three fiscal years ended June 30, 2017 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets and income taxes.

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

For a discussion of our Revenue Recognition accounting policy, which includes information about the sales return accrual, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

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

For further discussion of our Inventory accounting policy, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

Pension and Other Post-retirement Benefit Costs

We offer the following benefits to some or all of our employees: the U.S. Qualified Plan and an unfunded, non-qualified domestic noncontributory pension plan to provide benefits in excess of statutory limitations (collectively with the U.S. Qualified Plan, the “Domestic Plans”); a domestic contributory defined contribution plan; international pension plans, which vary by country, consisting of both defined benefit and defined contribution pension plans; deferred compensation arrangements; and certain other post-retirement benefit plans.

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

The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds.  For fiscal 2017, net periodic benefit cost was determined using discount rates for our Domestic Plans of 3.70% and 3.00% and varying rates on our international plans between .25% and 6.00%.  The discount rates for our Domestic Plans were based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency.  We used an above-mean yield curve which represents an estimate of the effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of our Domestic Plans.  For our international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in each country, with the resulting portfolio having a duration matching that particular plan.

For fiscal 2017, we used an expected return on plan assets of 7.00% for our U.S. Qualified Plan and varying rates of between 1.50% and 6.00% for our international plans.  In determining the long-term rate of return for a plan, we consider the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.  See Item 8.  Financial Statements and Supplementary Data – Note 14 – Pension, Deferred Compensation and Post-retirement Benefit Plans for details regarding the nature of our pension and post-retirement plan investments.  The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive income.  Those gains/losses that are subject to amortization over future periods will be recognized as a component of the net periodic benefit cost in such future periods.  For fiscal 2017, our pension plans had actual return on assets of approximately $99 million as compared with expected return on assets of approximately $68 million.  The resulting net deferred gain of approximately $31 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 7 to 19 years.  The actual return on plan assets from our global pension plans was higher than expected due to the strong performance of equity assets globally and enhanced by fixed income returns in the United Kingdom plan.

A 25 basis-point change in the discount rate or the expected rate of return on plan assets would have had the following effect on fiscal 2017 pension expense:

(In millions)	25 Basis-Point Increase	25 Basis-Point Decrease

Discount rate	$(4)	$4
Expected return on assets	$(3)	$3

Our post-retirement plans are comprised of health care plans that could be impacted by health care cost trend rates, which may have a significant effect on the amounts reported.  A 100 basis-point change in assumed health care cost trend rates for fiscal 2017 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease

Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligations	$15	$(13)

To determine the fiscal 2018 net periodic benefit cost, we are using discount rates of 3.90% and 3.40% for the U.S. Qualified Plan and the non-qualified domestic noncontributory pension plan, respectively, and varying rates for our international plans of between .50% and 6.75%.  We are using an expected return on plan assets of 7.00% for the U.S. Qualified Plan and varying rates for our international pension plans of between 1.75% and 6.75%.  The net change in these two key assumptions from those used in fiscal 2017 will result in a decrease in pension expense of approximately $1 million in fiscal 2018.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For fiscal 2017 and 2016, we elected to perform the qualitative assessment for certain of our reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. For our other reporting units and other indefinite-lived intangible assets, including those acquired during and subsequent to fiscal 2015, a quantitative assessment was performed.  We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.  With regard to our fiscal 2017 acquisitions of BECCA and Too Faced, the carrying values of the related goodwill and other indefinite-lived intangible assets as of the assessment date approximated their fair values.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, Other Intangible Assets and Long-Lived Assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

Income Taxes

We account for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  As of June 30, 2017, we have net deferred tax assets of $322 million.  The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently anticipated tax rates.  Included in net deferred tax assets is a valuation allowance of $42 million for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction.

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

For further discussion of our Income Taxes accounting policy, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

Quantitative Analysis

During the three-year period ended June 30, 2017, there have not been material changes in the assumptions underlying these critical accounting policies, nor to the related significant estimates.  The results of our business underlying these assumptions have not differed significantly from our expectations.

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

A 250 basis-point change in the items above collectively would have had the following effects for fiscal 2017:

(In millions, except per share data)	250 Basis-Point Increase	250 Basis-Point Decrease

Gross profit	$(7)	$7
Operating income	$(7)	$7
Income taxes	$—	$—
Net earnings attributable to The Estée Lauder Companies Inc.	$(6)	$6
Net earnings attributable to The Estée Lauder Companies Inc. per diluted common share	$(.02)	$.02

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

(6) shifts in the preferences of consumers as to where and how they shop;

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

(17) the timing and impact of acquisitions, investments and divestitures; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 7 of this Annual Report on Form 10-K under the caption Liquidity and Capital Resources – Market Risk and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item appears beginning on page F-1 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

(b)   Internal Control over Financial Reporting

As disclosed in Part II. Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, during the fourth quarter of fiscal 2016, we identified a material weakness in internal control over financial reporting related to ineffective general information technology controls in the areas of user access and program change management over certain information technology systems that are relevant to the Company’s financial reporting processes and system of internal control over financial reporting.  During fiscal 2017, we implemented our previously-disclosed remediation plan that included: (i) improving general information technology program change control activities and policies, including processes to maintain sufficient documentation evidencing execution of these policies; (ii) improving the control activities and procedures associated with user access to certain information technology systems, including proper segregation of duties related to the affected information systems; (iii) educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes; and (iv) implementing enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

During the fourth quarter of fiscal 2017, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective.  As a result, we have concluded that the material weakness has been remediated as of June 30, 2017.

(c)    Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under Item 1. Business – Executive Officers, will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).  The 2017 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2017 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the 2017 Proxy Statement.  The 2017 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2017 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2017 Proxy Statement.  The 2017 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2017 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2017 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(a)	18,764,503(b)	$62.42 (c)	11,875,385(d)

(a)                                                Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).

(b)                                               Consists of 12,964,257 shares issuable upon exercise of outstanding options, 2,939,213 shares issuable upon conversion of outstanding Restricted Stock Units, 2,239,672 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs and expected payouts for PSUs vested as of June 30, 2017 pending approval by the Stock Plan Subcommittee of our Board of Directors), 131,552 shares issuable upon conversion of Share Units, 30,267 shares issuable upon conversion of PSUs based on total stockholder return (assuming approval by the Stock Plan Subcommittee of our Board of Directors of expected payouts for those vested as of June 30, 2017) and 459,542 shares issuable upon conversion of Long-term PSUs.

(c)                                                Calculated based upon outstanding options in respect of 12,964,257 shares of our Class A Common Stock.

(d)                                               The 2002 Plan authorizes the grant of shares and benefits other than stock options.  As of June 30, 2017, there were 11,288,880 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs and PSUs based on total stockholder return vested as of June 30, 2017).  Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan.  The Director Plan currently provides for an annual grant of options and stock units to non-employee directors.  As of June 30, 2017, there were 586,505 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2017, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 8% to 398,743,351.  Of the outstanding options to purchase 12,964,257 shares of Class A Common Stock, all such shares are exercisable at a price less than $95.98, the closing price on June 30, 2017.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 4% to 381,067,722.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2017 Proxy Statement.  The 2017 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2017 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2017 Proxy Statement.  The 2017 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2017 and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)               1 and 2.  Financial Statements and Schedules - See index on Page F-1.

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

Exhibit Number	Description
3.1a

Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 14, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

4.17	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

Exhibit Number	Description
10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (SEC File No. 1-14064). †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.14b

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.15

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.16	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.16a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.16b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (SEC File No. 1-14064). †

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

10.16m	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.16n

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

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16r

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.16s

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.16t

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16u

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16v	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (SEC File No. 1-14064). †

10.16w

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064). * †

10.16x

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16y

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16z

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16aa	Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064). †

10.16bb

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064). †

10.16cc

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064). †

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.18

$1 Billion Credit Agreement, dated as of July 15, 2014, by and among The Estée Lauder Companies Inc. (the “Company”), the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and BNP Paribas, as syndication agents, and Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as documentation agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 17, 2014) (SEC File No. 1-14064).*

10.18a

Amendment No. 1 dated as of May 28, 2015, to the Credit Agreement, dated as of July 15, 2014 (the “Credit Agreement”), by and among The Estée Lauder Companies Inc. (the “Company”), the eligible subsidiaries of the Company as listed in the Credit Agreement, the lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and swingline lender (filed as Exhibit 10.18a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*

10.19

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016) (SEC File No. 1-14064).*

Exhibit Number	Description
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

10.24

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.24a

First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.24b

Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.18a to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).* †

10.25

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

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
Date: August 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 25, 2017
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 25, 2017
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 25, 2017
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 25, 2017
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 25, 2017
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 25, 2017
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 25, 2017
Paul J. Fribourg

MELLODY HOBSON*	Director	August 25, 2017
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 25, 2017
Irvine O. Hockaday, Jr.

JANE LAUDER*	Director	August 25, 2017
Jane Lauder

RONALD S. LAUDER*	Director	August 25, 2017
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 25, 2017
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 25, 2017
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 25, 2017
Barry S. Sternlicht

RICHARD F. ZANNINO*	Director	August 25, 2017
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 25, 2017
Tracey T. Travis	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 25, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Estée Lauder Companies Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2017 and our report dated August 25, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
August 25, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Estée Lauder Companies Inc.:

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2017 and 2016, and the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed on the index on page F-1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Estée Lauder Companies Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Estée Lauder Companies Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 25, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
August 25, 2017

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
	2017	2016	2015
	(In millions, except per share data)

Net Sales	$11,824	$11,262	$10,780
Cost of Sales	2,437	2,181	2,100

Gross Profit	9,387	9,081	8,680

Operating expenses
Selling, general and administrative	7,469	7,338	7,074
Restructuring and other charges	195	133	—
Goodwill impairment	28	—	—
Impairment of other intangible assets	3	—	—
Total operating expenses	7,695	7,471	7,074

Operating Income	1,692	1,610	1,606

Interest expense	103	71	60
Interest income and investment income, net	28	16	15
Earnings before Income Taxes	1,617	1,555	1,561

Provision for income taxes	361	434	467
Net Earnings	1,256	1,121	1,094

Net earnings attributable to noncontrolling interests	(7)	(6)	(5)
Net earnings attributable to The Estée Lauder Companies Inc.	$1,249	$1,115	$1,089

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$3.40	$3.01	$2.87
Diluted	$3.35	$2.96	$2.82

Weighted-average common shares outstanding
Basic	367.1	370.0	379.3
Diluted	373.0	376.6	385.7

Cash dividends declared per common share	$1.32	$1.14	$.92

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
	2017	2016	2015
	(In millions)

Net earnings	$1,256	$1,121	$1,094

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(8)	7	(1)
Net derivative instrument gain (loss)	(54)	(18)	70
Amounts included in net periodic benefit cost	102	(88)	(24)
Translation adjustments	32	(101)	(306)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(11)	36	(22)
Total other comprehensive income (loss)	61	(164)	(283)
Comprehensive income	1,317	957	811

Comprehensive (income) loss attributable to noncontrolling interests:
Net earnings	(7)	(6)	(5)
Translation adjustments	—	—	2
	(7)	(6)	(3)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$1,310	$951	$808

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
	2017	2016
	($ in millions)
ASSETS
Current Assets
Cash and cash equivalents	$1,136	$914
Short-term investments	605	469
Accounts receivable, net	1,395	1,258
Inventory and promotional merchandise, net	1,479	1,264
Prepaid expenses and other current assets	349	320
Total current assets	4,964	4,225

Property, Plant and Equipment, net	1,671	1,583

Other Assets
Long-term investments	1,026	1,108
Goodwill	1,916	1,228
Other intangible assets, net	1,327	344
Other assets	664	735
Total other assets	4,933	3,415
Total assets	$11,568	$9,223

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$189	$332
Accounts payable	835	717
Other accrued liabilities	1,799	1,632
Total current liabilities	2,823	2,681

Noncurrent Liabilities
Long-term debt	3,383	1,910
Other noncurrent liabilities	960	1,045
Total noncurrent liabilities	4,343	2,955

Commitments and Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2017 and June 30, 2016; shares issued: 429,968,260 at June 30, 2017 and 424,109,008 at June 30, 2016; Class B shares authorized: 304,000,000 at June 30, 2017 and June 30, 2016; shares issued and outstanding: 143,762,288 at June 30, 2017 and 144,770,237 at June 30, 2016	6	6
Paid-in capital	3,559	3,161
Retained earnings	8,452	7,693
Accumulated other comprehensive loss	(484)	(545)
	11,533	10,315
Less: Treasury stock, at cost; 205,627,082 Class A shares at June 30, 2017 and 201,119,435 Class A shares at June 30, 2016	(7,149)	(6,743)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,384	3,572
Noncontrolling interests	18	15
Total equity	4,402	3,587
Total liabilities and equity	$11,568	$9,223

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
	2017	2016	2015
	(In millions)

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	3,161	2,872	2,563
Stock-based compensation	398	289	309
Paid-in capital, end of year	3,559	3,161	2,872

Retained earnings, beginning of year	7,693	7,004	6,266
Common stock dividends	(490)	(426)	(351)
Net earnings attributable to The Estée Lauder Companies Inc.	1,249	1,115	1,089
Retained earnings, end of year	8,452	7,693	7,004

Accumulated other comprehensive loss, beginning of year	(545)	(381)	(100)
Other comprehensive income (loss)	61	(164)	(281)
Accumulated other comprehensive loss, end of year	(484)	(545)	(381)

Treasury stock, beginning of year	(6,743)	(5,857)	(4,879)
Acquisition of treasury stock	(355)	(835)	(928)
Stock-based compensation	(51)	(51)	(50)
Treasury stock, end of year	(7,149)	(6,743)	(5,857)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,384	3,572	3,644

Noncontrolling interests, beginning of year	15	11	14
Net earnings attributable to noncontrolling interests	7	6	5
Distributions to noncontrolling interest holders	(4)	(5)	(6)
Acquisition of noncontrolling interest	—	3	—
Other comprehensive loss	—	—	(2)
Noncontrolling interests, end of year	18	15	11

Total equity	$4,402	$3,587	$3,655

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2017	2016	2015
	(In millions)
Cash Flows from Operating Activities
Net earnings	$1,256	$1,121	$1,094
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	464	415	409
Deferred income taxes	(118)	(94)	(53)
Non-cash stock-based compensation	219	184	165
Excess tax benefits from stock-based compensation arrangements	(45)	(23)	(48)
Loss on disposal of property, plant and equipment	5	17	15
Goodwill and other intangible asset impairments	31	—	—
Non-cash restructuring and other charges	3	19	—
Pension and post-retirement benefit expense	80	71	64
Pension and post-retirement benefit contributions	(38)	(67)	(59)
Changes in fair value of contingent consideration	(57)	8	7
Other non-cash items	(21)	(7)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(92)	(101)	103
Increase in inventory and promotional merchandise, net	(85)	(69)	(26)
Decrease (increase) in other assets, net	(80)	(72)	8
Increase in accounts payable	54	101	147
Increase in other accrued and noncurrent liabilities	224	286	117
Net cash flows provided by operating activities	1,800	1,789	1,943

Cash Flows from Investing Activities
Capital expenditures	(504)	(525)	(473)
Payments for acquired businesses, net of cash acquired	(1,681)	(101)	(241)
Proceeds from the disposition of investments	1,226	1,373	305
Purchases of investments	(1,267)	(2,016)	(1,207)
Proceeds from sale of property, plant and equipment	12	—	—
Net cash flows used for investing activities	(2,214)	(1,269)	(1,616)

Cash Flows from Financing Activities
Proceeds of current debt, net	165	—	13
Proceeds from issuance of long-term debt, net	1,498	616	294
Debt issuance costs	(11)	(4)	(4)
Repayments and redemptions of long-term debt	(306)	(8)	(8)
Net proceeds from stock-based compensation transactions	141	85	101
Excess tax benefits from stock-based compensation arrangements	45	23	48
Payments to acquire treasury stock	(413)	(890)	(983)
Dividends paid to stockholders	(486)	(423)	(350)
Payments to noncontrolling interest holders for dividends	(3)	(4)	(6)
Net cash flows provided by (used for) financing activities	630	(605)	(895)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	(22)	(40)
Net Increase (Decrease) in Cash and Cash Equivalents	222	(107)	(608)
Cash and Cash Equivalents at Beginning of Year	914	1,021	1,629
Cash and Cash Equivalents at End of Year	$1,136	$914	$1,021

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under brand names, including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Ojon, Smashbox, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA and Too Faced.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Ermenegildo Zegna, Tory Burch and AERIN brand names for fragrances and/or cosmetics.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses) reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. amounted to $32 million, $(109) million and $(322) million, net of tax, in fiscal 2017, 2016 and 2015, respectively. For the Company’s Venezuelan and Ukrainian subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2017, 2016 and 2015.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $15 million, $16 million and $4 million in fiscal 2017, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $434 million and $205 million of short-term time deposits at June 30, 2017 and 2016, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

The Company’s investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in the Company’s investment policy.  These investments are classified as available-for-sale, with any temporary difference between the cost and fair value of an investment presented as a separate component of accumulated other comprehensive income (loss) (“AOCI”).  See Note 13 – Fair Value Measurements for further information about how the fair values of investments are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in the common stock of privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting.  The Company accounts for all other investments using the cost-method of accounting.  These investments were not material to the Company’s consolidated financial statements as of June 30, 2017 and 2016 and are included in Long-term investments in the accompanying consolidated balance sheets.

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

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $30 million and $24 million as of June 30, 2017 and 2016, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist.  The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components.  The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units.  When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If necessary, the quantitative impairment test is performed in two steps: (i) the Company determines if an indication of impairment exists by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  When testing other indefinite-lived intangible assets for impairment, the Company also has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test.  The quantitative impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, an impairment charge is recorded.

For fiscal 2017 and 2016, the Company elected to perform the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value.  The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry.  In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

For the Company’s other reporting units and other indefinite-lived intangible assets, including those acquired during and subsequent to fiscal 2015, a quantitative assessment was performed.  The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.  To determine the fair value of the reporting units, the Company used an equal weighting of the income and market approaches.  Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows.  Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The key estimates and factors used in these two approaches include revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  To determine the fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

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

The Company’s largest customer sells products primarily within the United States and accounted for $922 million, or 8%, $1,065 million, or 9%, and $1,060 million, or 10%, of the Company’s consolidated net sales in fiscal 2017, 2016 and 2015, respectively.  This customer accounted for $112 million, or 8%, and $164 million, or 13%, of the Company’s accounts receivable at June 30, 2017 and 2016, respectively.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.5% in fiscal 2017, 3.1% in fiscal 2016 and 3.4% in fiscal 2015.

Payments to Customers

Certain incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been accrued and recorded as a reduction of Net Sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to demonstration, advertising and counter construction, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  To the extent the Company receives an identifiable benefit in exchange for consideration and the fair-value of the benefit can be reasonably estimated, the Company’s share of the counter depreciation and the other costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,405 million, $1,387 million and $1,378 million in fiscal 2017, 2016 and 2015, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development were $2,908 million, $2,821 million and $2,772 million in fiscal 2017, 2016 and 2015, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, which are included in Net Sales and Cost of Sales, costs for advertising, merchandising, sampling, promotion and product development included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings were $2,689 million, $2,607 million and $2,559 million in fiscal 2017, 2016 and 2015, respectively.

Research and Development

Research and development costs of $179 million, $191 million and $178 million in fiscal 2017, 2016 and 2015, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $400 million, $363 million and $364 million in fiscal 2017, 2016 and 2015, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

Effective for the Company – Fiscal 2019 first quarter, with early adoption permitted as of the first interim period in fiscal 2018.  The guidance must be applied (a) retrospectively as it pertains to the income statement classification of the components of net periodic benefit cost and (b) prospectively as it pertains to future capitalization of service costs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on consolidated financial statements – The Company will adopt this guidance when it becomes effective and although certain components of pension expense will be reclassified out of operating income, the Company does not believe this will have a material impact on reported operating income.

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

Effective for the Company – Fiscal 2021 first quarter, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Impact on consolidated financial statements – The Company did not elect to apply this guidance to its fiscal 2017 impairment testing and will continue to assess the impact of adopting it on future interim and annual impairment tests.

Income Taxes

In October 2016, the FASB issued authoritative guidance that changes the way companies account for income taxes relating to intra-entity transfers of assets other than inventory.  This new guidance requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period in which the transfer takes place. Under current guidance, recognition of current and deferred income taxes of an intra-entity asset transfer is deferred.  This new guidance may affect consolidated earnings where the intra-entity transfer of an asset other than inventory occurs between entities in jurisdictions with different tax rates.  This guidance must be adopted using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

Effective for the Company – Fiscal 2019 first quarter, with early adoption permitted.

Impact on consolidated financial statements – The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Effective for the Company – Fiscal 2021 first quarter.

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

Effective for the Company – Fiscal 2018 first quarter, with early adoption permitted.

Impact on consolidated financial statements – The Company will adopt this guidance in its fiscal 2018 first quarter.  For the fiscal years ended June 30, 2017 and 2016, the Company recognized $42 million and $22 million of excess tax benefits, respectively, directly in its consolidated statements of equity. These amounts may or may not be representative of future amounts to be recognized in the income statement upon the adoption of this new standard, as the impact of the adoption will be primarily dependent on the timing and intrinsic value of stock-based compensation awards, employee exercise behavior and applicable tax rates.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective for the Company – Fiscal 2020 first quarter, with early adoption permitted.

Impact on consolidated financial statements – The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance.  While the Company has not completed its evaluation, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets.  As disclosed in Note 15 – Commitments and Contingencies, the Company has $2,427 million in future minimum lease commitments as of June 30, 2017.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments and the related right-of use asset will generally be based on the lease liability, adjusted for initial direct costs.

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

Effective for the Company – Fiscal 2019, with early adoption permitted.  An entity is permitted to apply the foregoing guidance retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.

Impact on consolidated financial statements – The Company will apply all of this new guidance when they become effective in fiscal 2019 and has not yet selected a transition method.  Although the Company has not yet completed its evaluation, it has preliminarily determined that certain promotional goods, such as samples and testers, may be reclassified from Selling, general and administrative expenses to Cost of Sales in the consolidated financial statements upon adoption.  Additionally, the Company’s customer loyalty programs, which have historically been accounted for under the incremental cost approach, will be accounted for as a reduction of revenue based on the fair value of estimated future redemptions when the obligation is created (i.e. upon sale of the product to the consumer).

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$464	$2	$(2)	$464
Foreign government and agency securities	103	—	(1)	102
Corporate notes and bonds	506	—	(1)	505
Time deposits	410	—	—	410
Other securities	16	1	—	17
Total	$1,499	$3	$(4)	$1,498

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2016 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$560	$3	$—	$563
Foreign government and agency securities	61	—	—	61
Corporate notes and bonds	454	3	—	457
Time deposits	390	—	—	390
Other securities	32	1	—	33
Total	$1,497	$7	$—	$1,504

The following table presents the Company’s available-for-sale securities by contractual maturity as of June 30, 2017:

(In millions)	Cost	Fair Value
Due within one year	$604	$605
Due after one through five years	895	893
	$1,499	$1,498

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2017:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$739	$(4)	$9	$—

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were as follows:

	Year Ended June 30
(In millions)	2017	2016

Gross realized gains	$1	$1
Gross realized losses	(1)	(1)
Total	$—	$—

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sale proceeds from investments classified as available-for-sale were $687 million and $794 million in fiscal 2017 and 2016, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2017	2016
Inventory and promotional merchandise, net consists of:
Raw materials	$334	$306
Work in process	194	177
Finished goods	762	622
Promotional merchandise	189	159
	$1,479	$1,264

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2017	2016
Assets (Useful Life)

Land	$30	$15
Buildings and improvements (10 to 40 years)	192	187
Machinery and equipment (3 to 10 years)	668	680
Computer hardware and software (4 to 15 years)	1,115	1,041
Furniture and fixtures (5 to 10 years)	96	84
Leasehold improvements	1,918	1,789
	4,019	3,796
Less accumulated depreciation and amortization	(2,348)	(2,213)
	$1,671	$1,583

The cost of assets related to projects in progress of $183 million and $186 million as of June 30, 2017 and 2016, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $428 million, $401 million and $400 million in fiscal 2017, 2016 and 2015, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

NOTE 6 – ACQUISITION OF BUSINESSES

On December 19, 2016, the Company acquired 100% of Too Faced, a makeup brand, for approximately $1.5 billion.  This acquisition is expected to complement the Company’s distribution in the specialty-multi channel.  The amount paid at closing was funded by cash on hand including the proceeds from the issuance of commercial paper.  In February 2017, the Company issued long-term debt to refinance a portion of the outstanding commercial paper, see Note 11 – Debt.  A working capital adjustment of approximately $8 million was received by the Company in the fourth quarter of fiscal 2017.  The results of operations of Too Faced are included in the Company’s consolidated financial statements commencing on the acquisition date.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded an allocation of the purchase price to the Company’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date.  The excess of the purchase price over the fair value of the net tangible and intangible assets was recorded as goodwill, which includes value associated with assembled workforce.  The calculation of purchase price and purchase price allocation, which is pending finalization of tax-related items and completion of the related final valuation, is as follows:

(In millions)
Cash	$28
Accounts receivable(1)	42
Inventory	102
Other current assets	4
Property, plant and equipment	8
Intangible assets	860
Goodwill	607
Total assets acquired	1,651

Accounts payable	60
Other accrued liabilities	15
Deferred income taxes	100
Total liabilities assumed	175
Total purchase price	$1,476

(1)       Represents the gross amount of trade receivables of $42 million, net of estimated customer deductions which were de minimis.

For the year ended June 30, 2017, the Company’s statements of earnings included approximately $165 million of net sales and $22 million, net of tax, of net loss, inclusive of acquisition-related costs, related to Too Faced.  Acquisition-related costs, which primarily include financial advisory, accounting and legal fees, in the amount of $11 million for the year ended June 30, 2017, are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.  Measurement period adjustments were not material to the consolidated financial statements.

On November 14, 2016, the Company also acquired 100% of BECCA, a makeup brand.  Pro forma results of operations reflecting the Too Faced and BECCA acquisitions have not been presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 6 – Acquisition of Businesses, during the year ended June 30, 2017, the Company acquired Too Faced and BECCA, which included the addition of goodwill of $705 million, amortizable intangible assets of $397 million (with a weighted-average amortization period of approximately 10 years) and non-amortizable intangible assets of $623 million.  Goodwill associated with the acquisitions is primarily attributable to the future revenue growth opportunities associated with additional share in the makeup category.  As such, the goodwill has been allocated to the Company’s makeup product category.  Approximately $316 million of goodwill recorded in connection with certain of these acquisitions is expected to be deductible for tax purposes.  These amounts are provisional pending finalization of tax-related items and completion of the related final valuations.  During the year ended June 30, 2017, the Company recognized $11 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The Company assigns goodwill of a reporting unit to the product category in which that reporting unit predominantly operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2015
Goodwill	$184	$450	$181	$395	$1,210
Accumulated impairments	(29)	—	—	(36)	(65)
	155	450	181	359	1,145

Goodwill acquired during the year	—	10	78	—	88
Translation and other adjustments	—	—	(4)	(1)	(5)
	—	10	74	(1)	83

Balance as of June 30, 2016
Goodwill	184	460	255	393	1,292
Accumulated impairments	(29)	—	—	(35)	(64)
	155	460	255	358	1,228

Goodwill acquired during the year	—	716	—	—	716
Impairment charges	(6)	—	(22)	—	(28)
	(6)	716	(22)	—	688

Balance as of June 30, 2017
Goodwill	184	1,176	255	393	2,008
Accumulated impairments	(35)	—	(22)	(35)	(92)
	$149	$1,176	$233	$358	$1,916

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 2 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2017 and 2016 were not significant to the Company’s results of operations.

Other intangible assets consist of the following:

	June 30, 2017			June 30, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$696	$279	$417	$299	$245	$54
License agreements	43	43	—	43	43	—
	$739	$322	417	$342	$288	54
Non-amortizable intangible assets:
Trademarks and other			910			290
Total intangible assets			$1,327			$344

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense related to amortizable intangible assets for fiscal 2017, 2016 and 2015 was $35 million, $16 million and $14 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2018	2019	2020	2021	2022

Estimated aggregate amortization expense	$52	$51	$44	$43	$42

Fiscal 2017 Annual Impairment Testing

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist. Based on the Company’s annual goodwill and other intangible asset impairment testing as of April 1, 2017, the Company determined that the carrying values of the RODIN olio lusso and Editions de Parfums Frédéric Malle reporting units exceeded their fair values.  This determination was made based on updated long-term plans, finalized and approved in June 2017, that reflected lower sales growth projections due to a softer than expected retail environment for those brands.  As a result, a Step 2 impairment assessment was performed and the Company recorded an impairment charge of the goodwill related to these reporting units of $28 million.  The fair values of the reporting units were based upon the average of the income approach, which utilizes estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of cash flows, and the market approach, which utilizes performance multiples based on market peers.

The Company also determined that the carrying values of the RODIN olio lusso and Editions de Parfums Frédéric Malle trademarks, as well as the RODIN olio lusso persona and customer relationship intangible assets exceeded their estimated fair values. The fair values of the trademarks were determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, the Company recognized impairment charges of $3 million for the remaining carrying values of the RODIN olio lusso trademark, customer relationship and persona intangible assets.  The Company also recognized an impairment charge for the Editions de Parfums Frédéric Malle trademark, which was de minimis.

The combined goodwill and other intangible asset impairment charges of $9 million and $22 million are reflected in the skin care and fragrance product categories, respectively, and $17 million and $14 million are reflected in the Americas and Europe, the Middle East & Africa regions, respectively.

NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2017 and 2016, the Company incurred charges associated with restructuring and other activities in connection with its Leading Beauty Forward and Global Technology Infrastructure initiatives as follows:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total

Fiscal 2017
Leading Beauty Forward	$2	$15	$122	$73	$212

Fiscal 2016
Leading Beauty Forward	$1	$—	$75	$5	$81
Global Technology Infrastructure	—	—	46	7	53
Total	$1	$—	$121	$12	$134

The types of activities included in restructuring and other charges, and the related accounting criteria, are described below.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leading Beauty Forward

Background

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.

The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through June 30, 2017, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.

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

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through June 30, 2017, some of which were recorded during fiscal 2017 and 2016, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Cumulative through June 30, 2017	$15	$38	$219	$189	$461

The major cost types related to the cumulative restructuring initiatives set forth above were:

(In millions)	Employee- Related Costs	Asset-Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Cumulative through June 30, 2017	$201	$4	$5	$9	$219

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specific actions taken since the Program inception include:

•            Optimize Select Corporate Functions – The Company approved initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including finance, research and development, human resources, global information systems and legal.  Such approvals included consulting, other professional services, temporary labor backfill and, to a lesser extent, costs for training and recruiting related to new capabilities, which are necessary for the design of the future structures, processes and technologies of these functions, as well as similar expenses for certain other corporate functions.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved other charges to support the LBF Project Management Office (“PMO”), primarily consisting of internal costs for employees dedicated solely to project management activities, with a focus on project integration and change management.

The future design of certain corporate functions includes the creation of a shared-services structure, either using Company resources or through external service providers.  As part of the future service delivery model, the Company approved the organizational design of the management and governance platform of a shared-services structure using Company resources, as well as the transition of select transactional activities to an external service provider, which is expected to result in other charges for implementation, project and consulting costs.

•            Optimize Supply Chain – An initiative to centralize the Company’s supply chain management was approved.  This includes the relocation of certain operations and positions, with some employees being separated and positions replaced in a new location.  Other charges approved are primarily related to consulting fees for design and implementation, temporary labor backfill during the transition and project management costs.

In addition, the Company approved certain activities related to initiatives to enable distribution capabilities and generate efficiencies through an external service provider and to optimize certain supply chain activities through organizational design in certain key areas.  Collectively, these actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  Initiatives to redesign certain supply chain planning and transportation management activities and to improve the organizational design of manufacturing and engineering processes related to certain product lines were also approved, primarily resulting in consulting fees and, to a lesser extent, project management costs.

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

Program-to-Date Restructuring and Other Charges

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Terminations – Costs related to contract terminations include continuing payments to a third party after the Company has ceased benefiting from the rights conveyed in the contract, or a payment made to terminate a contract prior to its expiration.  These may include continuing operating lease payments (less estimated sublease payments) to a landlord after exiting a location prior to the lease-end date as a direct result of an approved restructuring initiative.  Contract terminations also include minimum payments or fees related to the early termination of license or other personal service contracts.  Costs related to contract terminations are expensed upon the cease-use date of a leased property or upon the notification date to the third party in the event of a license or personal service contract termination.

Other Exit Costs – Other exit costs related to restructuring activities generally include costs to relocate facilities or employees, recruiting to fill positions as a result of relocation of operations, and employee outplacement for separated employees.  Other exit costs are charged to expense as incurred.

Other charges associated with restructuring activities are comprised of the following:

Sales Returns and Cost of Sales – Product returns (offset by the related cost of sales) and inventory write-offs or write-downs as a direct result of an approved restructuring initiative to exit certain businesses or locations will be recorded as a component of Net Sales and/or Cost of Sales when estimable and reasonably assured.  Consulting and other professional services, primarily related to the design of supply chain planning activities, are expensed in Cost of Sales as incurred.

Other Charges – The Company approved other charges related to the design and implementation of approved initiatives, which are charged to Operating Expenses as incurred and primarily include the following:

•      Consulting and other professional services for organizational design of the future structures, processes and technologies, and implementation thereof,

•      Temporary labor backfill,

•      Costs to establish and maintain a PMO for the duration of Leading Beauty Forward, including internal costs for employees dedicated solely to project management activities, and other PMO-related expenses incremental to the Company’s ongoing operations (e.g., rent and utilities), and

•      Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

The Company records approved charges that are associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Cumulative through June 30, 2017	$3	$15	$197	$78	$293

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Charges recorded through June 30, 2017	$190	$3	$2	$2	$197

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges from Program inception through June 30, 2017 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	$150	$—	$—	$—	$150

Restructuring charges for employee-related costs in fiscal 2017 are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at June 30, 2017 are expected to result in cash expenditures funded from cash provided by operations of approximately $97 million, $47 million and $6 million in fiscal 2018, 2019 and 2020, respectively.

Global Technology Infrastructure

In October 2015, the Company approved plans to transform and modernize its global technology infrastructure (“GTI”) to fundamentally change the way the Company delivers information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, the Company transitioned its GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where the Company pays for services as they are used.  The Company incurred restructuring charges of $46 million for the year ended June 30, 2016, reflecting contract terminations of $24 million, asset write-offs of $18 million and employee-related costs of $4 million.  Other charges in connection with the implementation of this initiative were $7 million for the year ended June 30, 2016, primarily related to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statements of earnings.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.

NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2017	2016	2015
Current:
Federal	$218	$224	$237
Foreign	253	293	251
State and local	8	11	32
	479	528	520

Deferred:
Federal	(58)	(73)	(56)
Foreign	(61)	(22)	2
State and local	1	1	1
	(118)	(94)	(53)
	$361	$434	$467

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $1,676 million, $1,448 million and $1,420 million for fiscal 2017, 2016 and 2015, respectively.  A portion of these earnings is taxed in the United States.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2017	2016	2015

Provision for income taxes at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.7	0.9	1.1
Taxation of foreign operations	(7.5)	(8.0)	(6.8)
China deferred tax asset valuation allowance reversal	(4.6)	—	—
Income tax reserve adjustments	(1.2)	(0.3)	0.5
Other, net	(0.1)	0.3	0.1
Effective tax rate	22.3%	27.9%	29.9%

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.

In the fourth quarter of fiscal 2017, a favorable change to the tax law in China was enacted that expanded the corporate income tax deduction allowance for advertising and promotional expenses to include all companies that distribute and sell cosmetics in the country. As a result of the new law, in the fourth quarter of fiscal 2017, the Company released into income its previously established China deferred tax asset valuation allowance of approximately $75 million related to its accumulated carryforward of excess advertising and promotional expenses.

Federal income and foreign withholding taxes have not been provided on approximately $4,136 million of undistributed earnings of foreign subsidiaries at June 30, 2017.  The Company intends to reinvest these earnings in its foreign operations indefinitely, except where it is able to repatriate these earnings to the United States without material incremental tax provision.  The determination and estimation of the future income tax consequences in all relevant taxing jurisdictions involves the application of highly complex tax laws in the countries involved, particularly in the United States, and is based on the tax profile of the Company in the year of earnings repatriation.  Accordingly, it is not practicable to determine the amount of tax associated with such undistributed earnings.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2017	2016
Deferred tax assets:
Compensation related expenses	$256	$240
Inventory obsolescence and other inventory related reserves	97	86
Retirement benefit obligations	124	129
Various accruals not currently deductible	189	197
Net operating loss, credit and other carryforwards	65	111
Unrecognized state tax benefits and accrued interest	24	25
Other differences between tax and financial statement values	91	88
	846	876
Valuation allowance for deferred tax assets	(42)	(118)
Total deferred tax assets	804	758

Deferred tax liabilities:
Depreciation and amortization	(465)	(293)
Other differences between tax and financial statement values	(17)	(43)
Total deferred tax liabilities	(482)	(336)
Total net deferred tax assets	$322	$422

As of June 30, 2017 and 2016, the Company had net deferred tax assets of $322 million and $422 million, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017 and 2016, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $230 million and $410 million, respectively.  With the exception of approximately $218 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2017, these carryforwards expire at various dates through fiscal 2024.  Deferred tax assets, net of valuation allowances, in the amount of $34 million and $4 million as of June 30, 2017 and 2016, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2017 and 2016, the Company had gross unrecognized tax benefits of $68 million and $82 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $42 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. During fiscal 2017, the Company recognized a gross interest and penalty benefit of $5 million in the accompanying consolidated statement of earnings. The total gross accrued interest and penalty expense during fiscal 2016 in the accompanying consolidated statement of earnings was de minimis.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2017 and 2016 were $13 million and $18 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2017	2016

Beginning of the year balance of gross unrecognized tax benefits	$82	$78
Gross amounts of increases as a result of tax positions taken during a prior period	6	16
Gross amounts of decreases as a result of tax positions taken during a prior period	(23)	(14)
Gross amounts of increases as a result of tax positions taken during the current period	10	12
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(5)	(8)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(2)
End of year balance of gross unrecognized tax benefits	$68	$82

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

During the fourth quarter of fiscal 2017, the Company formally concluded the compliance process with respect to fiscal 2016 under the IRS CAP.  The conclusion of this process did not impact the Company’s consolidated financial statements.  As of June 30, 2017, the compliance process was ongoing with respect to fiscal 2017.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

During fiscal 2017, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2017, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2017, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2013 – 2017
Canada	2015 – 2017
China	2013 – 2017
France	2013 – 2017
Germany	2013 – 2017
Hong Kong	2011 – 2017
Italy	2014 – 2017
Japan	2016 – 2017
Korea	2014 – 2017
Russia	2015 – 2017
Spain	2013 – 2017
Switzerland	2014 – 2017
United Kingdom	2016 – 2017
United States	2017
State of California	2013 – 2017
State and City of New York	2011 – 2017

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2017	2016
Advertising, merchandising and sampling	$319	$283
Employee compensation	522	504
Payroll and other taxes	190	163
Other	768	682
	$1,799	$1,632

NOTE 11 – DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2017
(In millions)	2017	2016	Committed	Uncommitted
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	$493	$—	$—	$—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	455	455	—	—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	294	293	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197	197	—	—
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	497	—	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	252	267	—	—
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”)	445	448	—	—
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”)	498	—	—	—
5.55% Senior Notes, due May 15, 2017 (“2017 Senior Notes”)	—	307	—	—
Commercial paper that matured through July 2017 (1.07% interest rate)	170	—	—	1,330
Other long-term borrowings	5	3	—	—
Other current borrowings	19	25	—	140
Revolving credit facility	—	—	1,500	—
	3,572	2,242	$1,500	$1,470
Less current debt including current maturities	(189)	(332)
	$3,383	$1,910

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2047 Senior Notes (1)	February 2017	99.739%	4.165%	$500	$(2)	$—	$(5)	March 15/September 15
2045 Senior Notes (2)	June 2015	97.999	4.497	300	(6)	—	(3)	June 15/December 15
2045 Senior Notes (2)	May 2016	110.847	3.753	150	16	—	(2)	June 15/December 15
2042 Senior Notes	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes (3)	May 2007	98.722	6.093	300	(3)	—	(3)	May 15/November 15
2033 Senior Notes (4)	September 2003	98.645	5.846	200	(2)	—	(1)	April 15/October 15
2027 Senior Notes(5)	February 2017	99.963	3.154	500	—	—	(3)	March 15/September 15
2022 Senior Notes (6)	August 2012	99.911	2.360	250	—	3	(1)	February 15/August 15
2021 Senior Notes (6),(7)	May 2016	99.976	1.705	450	—	(3)	(2)	May 10/November 10
2020 Senior Notes(6)	February 2017	99.986	1.805	500	—	—	(2)	February 7/August 7

(1) In November 2016, in anticipation of the issuance of the 2047 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $350 million at a weighted-average all-in rate of 3.01%.  The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $3 million that is being amortized against interest expense over the life of the 2047 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2047 Senior Notes will be 4.17% over the life of the debt.

(2)     In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes in June 2015, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $300 million at a weighted-average all-in rate of 2.38%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a gain in OCI of $18 million that will be amortized against interest expense over the life of the 2045 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2045 Senior Notes will be 4.216% over the life of the debt. In May 2016, the Company reopened this offering with the same terms and issued an additional $150 million for an aggregate amount outstanding of $450 million of 2045 Senior Notes.

(3)     In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210 million at a weighted-average all-in rate of 5.45%.  The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in OCI of $1 million that is being amortized to interest expense over the life of the 2037 Senior Notes.  As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.

(4)     In May 2003, in anticipation of the issuance of the 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195 million at a weighted-average all-in rate of 4.53%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15 million that is being amortized against interest expense over the life of the 2033 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.

(5)     In November 2016, in anticipation of the issuance of the 2027 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $450 million at a weighted-average all-in rate of 2.37%.  The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $2 million that is being amortized against interest expense over the life of the 2027 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2027 Senior Notes will be 3.18% over the life of the debt.

(6)     The Company entered into interest rate swap agreements with a notional amount totaling $250 million, $450 million and $250 million to effectively convert the fixed rate interest on its outstanding 2020 Senior Notes, 2021 Senior Notes and 2022 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin.

(7)     In April 2016, in anticipation of the issuance of the 2021 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $400 million at a weighted-average all-in rate of 1.27%.  The treasury lock agreements were settled upon the issuance of the new debt and the Company made a payment of $1 million that is being amortized to interest expense over the life of the 2021 Senior Notes.  As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2021 Senior Notes will be 1.844% over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the Company replaced its undrawn $1.0 billion unsecured revolving credit facility that was set to expire on July 15, 2020 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021, unless extended for up to two additional years in accordance with the terms set forth in the agreement (the “New Facility”).  The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The Company incurred costs of approximately $1 million to establish the New Facility, which will be amortized over the term of the facility.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2017, no borrowings were outstanding under the New Facility.

In November 2016, the Company increased the size of its commercial paper program, under which it may issue commercial paper in the United States, to $3 billion (from $1.5 billion) to finance the Company’s second quarter acquisitions.  In November 2016, the Company also entered into a senior unsecured credit agreement that provided for a 364 day revolving credit facility (the “364 Day Facility”) in the amount of $1.5 billion for credit support for the Company’s commercial paper program and for general corporate purposes.

In February 2017, the Company completed a public offering of $500 million aggregate principal amount of its 2020 Senior Notes, $500 million aggregate principal amount of its 2027 Senior Notes and $500 million aggregate principal amount of its 2047 Senior Notes. The Company used proceeds from this offering for general corporate purposes, including to repay outstanding commercial paper as it matured and to refinance its $300 million aggregate principal amount of the 2017 Senior Notes when it became due in May 2017.

In February 2017, the Company decreased the size of its commercial paper program, under which it may issue commercial paper in the United States, to $1.5 billion and terminated the undrawn $1.5 billion 364 Day Facility.

As of June 30, 2017, the Company had $170 million of commercial paper outstanding that matured through July 2017, which the Company refinanced as it matured.  At August 18, 2017, the Company had $431 million of commercial paper outstanding, which may be refinanced on a periodic basis as it matures at the then-prevailing market interest rates.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2017 and 2016, the monthly average amount outstanding was approximately $17 million and $31 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 11.2% and 12.5%, respectively.

Refer to Note 15 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2017, over the next five fiscal years.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		June 30			June 30
		2017	2016		2017	2016
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$7	$37	Other accrued liabilities	$44	$18

Interest rate swap contracts	Prepaid expenses and other current assets	3	18	Other accrued liabilities	3	—

Total Derivatives Designated as Hedging Instruments		10	55		47	18

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3	11	Other accrued liabilities	2	8

Total Derivatives		$13	$66		$49	$26

(1) See Note 13 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	June 30			June 30
	2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(18)	$48	Cost of sales	$10	$17
			Selling, general and administrative	30	48
Interest rate-related derivatives	5	—	Interest expense	1	1
Total derivatives	$(13)	$48		$41	$66

(1) The amount of gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was $3 million and $(1) million for fiscal 2017 and 2016, respectively.  The gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for fiscal 2017.  There was no gain (loss) recognized in earnings related to the ineffective portion of hedging relationships for fiscal 2016.

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		June 30
		2017	2016
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(18)	$18

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2017	2016
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(2)	$5

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of June 2019.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of June 30, 2017, the Company’s foreign currency cash-flow hedges were highly effective.

At June 30, 2017, the Company had foreign currency forward contracts in the amount of $2,895 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($541 million), Swiss franc ($457 million), Hong Kong dollar ($355 million), Euro ($295 million), Chinese yuan ($160 million), Canadian dollar ($148 million) and Thailand baht ($126 million).

At June 30, 2016, the Company had foreign currency forward contracts in the amount of $3,265 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Euro ($962 million), British pound ($497 million), Chinese yuan ($313 million), Hong Kong dollar ($274 million), Swiss franc ($256 million), Australian dollar ($157 million) and Taiwan dollar ($130 million).

In April 2016, in anticipation of the issuance of the 2021 Senior Notes, the Company entered into a series of treasury lock agreements, which were designated as cash-flow hedges.  In November 2016, in anticipation of the issuance of the 2027 and 2047 Senior Notes, the Company entered into a series of treasury lock agreements, which were designated as cash-flow hedges, see Note 11 – Debt for further discussion.

The estimated net loss on the Company’s derivative instruments designated as cash-flow hedges as of June 30, 2017 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $18 million.  The accumulated gain (loss) on derivative instruments in AOCI was $(4) million and $50 million as of June 30, 2017 and 2016, respectively.

Fair-Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with notional amounts totaling $250 million, $450 million and $250 million to effectively convert the fixed rate interest on its 2020 Senior Notes, 2021 Senior Notes and 2022 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair-value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $13 million at June 30, 2017.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$10	$—	$10
Interest rate swap contracts	—	3	—	3
Available-for-sale securities:
U.S. government and agency securities	—	464	—	464
Foreign government and agency securities	—	102	—	102
Corporate notes and bonds	—	505	—	505
Time deposits	—	410	—	410
Other securities	—	17	—	17
Total	$—	$1,511	$—	$1,511

Liabilities:
Foreign currency forward contracts	$—	$46	$—	$46
Interest rate swap contracts	—	3	—	3
Contingent consideration	—	—	139	139
Total	$—	$49	$139	$188

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2017		2016
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,136	$1,136	$914	$914
Available-for-sale securities	1,498	1,498	1,504	1,504
Current and long-term debt	3,572	3,759	2,242	2,482
Additional purchase price payable	38	38	37	37
Contingent consideration	139	139	196	196

Derivatives
Foreign currency forward contracts – asset (liability), net	(36)	(36)	22	22
Interest rate swap contracts – asset (liability), net	—	—	18	18

The following table presents the Company’s impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, during fiscal 2017:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value
Goodwill	$28	April 1, 2017	$6
Other intangible assets, net (trademarks)	2	April 1, 2017	32
Other intangible assets, net (customer lists and other)	1	April 1, 2017	—
Total	$31		$38

To determine the fair value of the RODIN olio lusso and Editions de Parfums Frédéric Malle reporting units as of April 1, 2017, the Company used the average of the income approach, which utilizes estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of cash flows, and the market approach, which utilizes performance multiples based on market peers.  For both reporting units, decreased cash flows in future forecasted periods would not support a value in excess of carrying value and therefore the Company concluded that $28 million of goodwill was impaired.

To determine the fair value of the RODIN olio lusso and Editions de Parfums Frédéric Malle trademarks as of April 1, 2017, the Company assessed the future performance of the reporting units and determined that decreased cash flows in future forecasted periods would not support the carrying values of the trademarks.  The Company therefore concluded that the remaining carrying value of the RODIN olio lusso trademark was impaired.  The impairment charge for the Editions de Parfums Frédéric Malle trademark was de minimis.  The fair values of the trademarks were determined utilizing a royalty rate to determine discounted projected future cash flows.  An assessment related to the carrying value of the RODIN olio lusso customer relationship and persona intangible assets also led to the conclusion of full impairment.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, money market funds and time deposits. The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest rate swap contracts – The fair values of the Company’s interest rate swap contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as treasury yield curves, swap yield curves and LIBOR forward rates, were obtained from independent pricing services.

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

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. The fair values of the contingent consideration related to certain acquisition earn-outs were estimated using a probability-weighted discount model that considers the achievement of the conditions upon which the respective contingent obligation is dependent (“Monte Carlo Method”).

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at June 30, 2017:

Risk-adjusted discount rate	1.5% to 2.3%
Revenue volatility	3.7% to 8.5%
Asset volatility	21.1% to 27.3%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	80%
Revenue discount rates	3.0% to 4.8%
Earnings before income tax, depreciation and amortization discount rates	10.7% to 13.1%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the year ended June 30, 2017 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2016	$196
Changes in fair value	(57)
Contingent consideration at June 30, 2017	$139

In June 2017, the Company revised and approved the long-term financial projections for its brands.  During this update, the Company noted that for certain of its fiscal 2015 and 2016 acquisitions, actual results and the most recent projections were lower during their respective earn-out measurement periods than the financial targets made at June 30, 2016 and it reassessed the likelihood of achieving those targets. As a result, the Company recognized a $57 million gain within Selling, general and administrative expenses to reflect the adjusted fair value of its contingent consideration, primarily related to the acquisitions of GLAMGLOW, Editions de Parfums Frédéric Malle and Le Labo as of June 30, 2017.  The gain impacted the skin care and fragrance product categories by $24 million and $33 million, respectively, and the Americas and Europe, the Middle East & Africa regions by $43 million and $14 million, respectively.  The Company also considered whether the change in the financial projections impacted the fair values of the related reporting units and intangible assets, see Note 7 - Goodwill and Other Intangible Assets for discussion of fiscal 2017 impairments.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

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

Post-retirement Benefit Plans

The Company maintains a domestic post-retirement benefit plan which provides certain medical and dental benefits to eligible employees.  Employees hired after January 1, 2002 are not eligible for retiree medical benefits when they retire.  Certain retired employees who are receiving monthly pension benefits are eligible for participation in the plan.  Contributions required and benefits received by retirees and eligible family members are dependent on the age of the retiree.  It is the Company’s practice to fund a portion of these benefits as incurred and may provide discretionary funding for future liabilities up to the maximum amount deductible for income tax purposes.

Certain of the Company’s international subsidiaries and affiliates have post-retirement plans, although most participants are covered by government-sponsored or administered programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$877	$794	$616	$586	$191	$175
Service cost	37	32	28	25	3	3
Interest cost	30	33	11	15	7	7
Plan participant contributions	—	—	4	4	1	1
Actuarial loss (gain)	(1)	62	(26)	53	(11)	13
Foreign currency exchange rate impact	—	—	(2)	(38)	—	(1)
Benefits, expenses, taxes and premiums paid	(40)	(44)	(25)	(29)	(8)	(7)
Settlements and curtailments	—	—	(3)	(1)	—	—
Special termination benefits	—	—	2	1	—	—
Benefit obligation at end of year	$903	$877	$605	$616	$183	$191

Change in plan assets:
Fair value of plan assets at beginning of year	$743	$721	$529	$519	$33	$32
Actual return on plan assets	71	27	28	57	4	1
Foreign currency exchange rate impact	—	—	(9)	(42)	—	—
Employer contributions	7	39	24	22	7	6
Plan participant contributions	—	—	4	4	1	1
Settlements	—	—	(3)	(2)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(40)	(44)	(25)	(29)	(8)	(7)
Fair value of plan assets at end of year	$781	$743	$548	$529	$37	$33

Funded status	$(122)	$(134)	$(57)	$(87)	$(146)	$(158)

Amounts recognized in the Balance Sheet consist of:
Other assets	$12	$—	$88	$79	$—	$—
Other accrued liabilities	(23)	(17)	(5)	(4)	—	(7)
Other noncurrent liabilities	(111)	(117)	(140)	(162)	(146)	(151)
Funded status	(122)	(134)	(57)	(87)	(146)	(158)
Accumulated other comprehensive loss	232	270	72	123	21	35
Net amount recognized	$110	$136	$15	$36	$(125)	$(123)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$37	$32	$32	$28	$25	$24	$3	$3	$3
Interest cost	30	33	30	11	15	17	7	7	8
Expected return on assets	(52)	(49)	(50)	(16)	(20)	(21)	(1)	(2)	(2)
Amortization of:
Actuarial loss	16	11	10	11	11	10	1	—	1
Prior service cost	1	1	—	2	2	2	—	1	1
Curtailments	—	—	—	—	—	(1)	—	—	—
Special termination benefits	—	—	—	2	1	—	—	—	—
Net periodic benefit cost	$32	$28	$22	$38	$34	$31	$10	$9	$11

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	3.40 – 3.90%	3.00 – 3.70%	3.70 – 4.40%	.50 – 6.75%	.25 – 6.00%	.75 – 7.00%	3.70 – 9.75%	3.50 – 9.50%	4.25 – 9.00%

Rate of compensation increase	3.00 – 7.00%	3.00 – 7.00%	3.00 – 7.00%	1.00 – 5.50%	0 – 5.50%	0 – 5.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	3.00 – 3.70%	3.70 – 4.40%	3.60 – 4.30%	.25 – 6.00%	.75 – 7.00%	.50 – 6.75%	3.50 – 9.50%	4.25 – 9.00%	4.10 – 9.00%

Expected return on assets	7.00%	7.00%	7.50%	1.50 –	2.00 –	2.00 –	7.00%	7.00%	7.50%
				6.00%	7.00%	6.75%

Rate of compensation increase	3.00 – 7.00%	3.00 – 7.00%	3.00 – 7.00%	0 – 5.50%	0 – 5.50%	1.00 – 5.50%	N/A	N/A	N/A

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 7.33% while the weighted-average ultimate trend rate of 4.53% is expected to be reached in approximately 19 years.  A 100 basis-point change in assumed health care cost trend rates for fiscal 2017 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease

Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligations	$15	$(13)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in AOCI (before tax) as of June 30, 2017 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial losses, beginning of year	$267	$123	$33	$423
Actuarial gains recognized	(21)	(38)	(12)	(71)
Amortization included in net periodic benefit cost	(16)	(11)	(1)	(28)
Net actuarial losses, end of year	230	74	20	324

Net prior service cost, beginning of year	3	—	1	4
Amortization included in net periodic benefit cost	(1)	(2)	—	(3)
Net prior service cost, end of year	2	(2)	1	1

Total amounts recognized in AOCI	$232	$72	$21	$325

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2018 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Net prior service cost	$1	$—	$1
Net actuarial losses	$13	$5	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2017	2016	2017	2016	2017	2016

Projected benefit obligation	$769	$754	$134	$123	$605	$616
Accumulated benefit obligation	$726	$710	$120	$109	$540	$549
Fair value of plan assets	$781	$743	$—	$—	$548	$529

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $281 million and $330 million and aggregate fair value of plan assets of $137 million and $165 million at June 30, 2017 and 2016, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $220 million and $226 million and aggregate fair value of plan assets of $103 million and $93 million at June 30, 2017 and 2016, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2018	$—	$27	$—
Expected benefit payments for year ending June 30,
2018	83	22	7
2019	72	20	8
2020	68	22	8
2021	63	22	9
2022	63	28	10
Years 2023 – 2027	333	132	57

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The Company’s investment strategy for its pension and post-retirement plan assets is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due.  Assets are primarily invested in diversified funds that hold equity or debt securities to maintain the security of the funds while maximizing the returns within each plan’s investment policy.  The investment policy for each plan specifies the type of investment vehicles appropriate for the plan, asset allocation guidelines, criteria for selection of investment managers and procedures to monitor overall investment performance, as well as investment manager performance.

The Company’s target asset allocation at June 30, 2017 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	44%	15%	44%
Debt securities	39%	60%	39%
Other	17%	25%	17%
	100%	100%	100%

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

Short-term investment funds – The fair values are determined using the Net Asset Value (“NAV”) provided by the administrator of the fund when the Company has the ability to redeem the assets at the measurement date. These assets are classified within Level 2 of the valuation hierarchy.  For some assets the Company is utilizing the NAV as a practical expedient and those investments are not included in the valuation hierarchy.

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

Commingled funds – The fair values of publicly traded funds are based upon market quotes and are classified within Level 1 of the valuation hierarchy.  The fair values for non-publicly traded funds are determined using the NAV provided by the administrator of the fund when the Company has the ability to redeem the assets at the measurement date. These assets are classified within Level 2 of the valuation hierarchy.  When the Company is utilizing the NAV as a practical expedient those investments are not included in the valuation hierarchy. These investments have monthly redemption frequencies with redemption notice periods ranging from 10 to 30 days.  There are no unfunded commitments related to these investments.

Insurance contracts – The fair values are based on negotiated value and the underlying investments held in separate account portfolios, as well as the consideration of the creditworthiness of the issuer.  The underlying investments are primarily government, asset-backed and fixed income securities.  Insurance contracts are generally classified as Level 3 as there are no quoted prices or other observable inputs for pricing.

Interests in limited partnerships and hedge fund investments – The fair values are determined using the NAV provided by the administrator as a practical expedient, and therefore these investments are not included in the valuation hierarchy.  These investments have monthly and quarterly redemption frequencies with redemption notice periods ranging from 30 to 90 days.  Unfunded commitments related to these investments are de minimis.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV(1)	Total

Cash and cash equivalents	$3	$—	$—	$—	$3
Short term investment funds	—	17	—	6	23
Government and agency securities	—	37	—	—	37
Debt instruments	—	59	—	—	59
Commingled funds	147	761	—	194	1,102
Insurance contracts	—	—	48	—	48
Limited partnerships and hedge fund investments	—	—	—	94	94
Total	$150	$874	$48	$294	$1,366

_________________

(1)  Per the fiscal 2017 adoption of new accounting guidance issued by the FASB, certain assets that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2016:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV(1)	Total

Cash and cash equivalents	$14	$—	$—	$—	$14
Short term investment funds	—	43	—	5	48
Government and agency securities	—	29	—	—	29
Equity securities	17	—	—	—	17
Debt instruments	—	145	—	—	145
Commingled funds	207	582	—	100	889
Insurance contracts	—	—	45	—	45
Limited partnerships and hedge fund investments	—	—	—	118	118
Total	$238	$799	$45	$223	$1,305

_________________

(1) Per the fiscal 2017 adoption of new accounting guidance issued by the FASB, certain assets that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.

The following table presents the changes in Level 3 plan assets for fiscal 2017:

(In millions)	Insurance Contracts

Balance as of June 30, 2016	$45
Actual return on plan assets:
Relating to assets still held at the reporting date	1
Purchases, sales, issuances and settlements, net	1
Foreign exchange impact	1
Balance as of June 30, 2017	$48

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $39 million, $37 million and $35 million for fiscal 2017, 2016 and 2015, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units.  The amounts included in the accompanying consolidated balance sheets under these plans were $75 million and $71 million as of June 30, 2017 and 2016, respectively.  The expense for fiscal 2017, 2016 and 2015 was $6 million, $6 million and $9 million, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2017:

		Payments Due in Fiscal
(In millions)	Total	2018	2019	2020	2021	2022	Thereafter

Debt service (1)	$5,805	$312	$122	$617	$558	$101	$4,095
Operating lease commitments (2)	2,427	377	349	301	239	212	949
Unconditional purchase obligations (3)	3,035	1,434	407	435	368	342	49
Gross unrecognized tax benefits and interest – current (4)	3	3	—	—	—	—	—
Total contractual obligations	$11,270	$2,126	$878	$1,353	$1,165	$655	$5,093

(1)             Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt in fiscal 2018, 2019, 2020, 2021, 2022 and thereafter are projected to be $123 million, $117 million, $117 million, $108 million, $101 million and $1,645 million, respectively.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2017.

(2)             Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $457 million, $442 million and $402 million in fiscal 2017, 2016 and 2015, respectively. In July 2017, the Company entered into new lease commitments for its principal offices at the same location.  The Company’s rental obligations under the new leases will commence in fiscal 2020 and expire in fiscal 2040.  Minimum lease obligations pursuant to the leases in fiscal 2020, 2021, 2022 and thereafter are $5 million, $24 million, $32 million and $597 million, respectively.

(3)             Unconditional purchase obligations primarily include: inventory commitments, additional purchase price payable and contingent consideration which resulted from the fiscal 2016 and 2015 acquisitions, earn-out payments related to the acquisition of Bobbi Brown, royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments, non-discretionary planned funding of pension and other post-retirement benefit obligations and commitments pursuant to executive compensation arrangements.  Future contingent consideration, earn-out payments and royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2017, without consideration for potential renewal periods.

(4)             Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2017, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $73 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

NOTE 16 – COMMON STOCK

As of June 30, 2017, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2014	234,156.4	148,728.1
Acquisition of treasury stock	(12,397.1)	—
Conversion of Class B to Class A	1,682.0	(1,682.0)
Stock-based compensation	4,394.9	—
Balance at June 30, 2015	227,836.2	147,046.1
Acquisition of treasury stock	(10,534.4)	—
Conversion of Class B to Class A	2,275.9	(2,275.9)
Stock-based compensation	3,411.9	—
Balance at June 30, 2016	222,989.6	144,770.2
Acquisition of treasury stock	(4,694.8)	—
Conversion of Class B to Class A	1,007.9	(1,007.9)
Stock-based compensation	5,038.5	—
Balance at June 30, 2017	224,341.2	143,762.3

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2017, the remaining authorized share repurchase balance was 14.5 million shares.  Subsequent to June 30, 2017 and as of August 18, 2017, the Company purchased approximately 0.5 million additional shares of its Class A Common Stock for $45 million pursuant to its share repurchase program.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2017:

Date Declared	Record Date	Payable Date	Amount per Share

August 18, 2016	August 31, 2016	September 15, 2016	$.30
November 1, 2016	November 30, 2016	December 15, 2016	$.34
February 1, 2017	February 28, 2017	March 15, 2017	$.34
May 2, 2017	May 31, 2017	June 15, 2017	$.34

On August 17, 2017, a dividend was declared in the amount of $.34 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 15, 2017 to stockholders of record at the close of business on August 31, 2017.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – STOCK PROGRAMS

As of June 30, 2017, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of approximately 76.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2017, approximately 11.9 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards include stock options, restricted stock units (“RSU”), performance share units (“PSU”), PSUs based on total stockholder return, long-term PSUs and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, RSUs, PSUs, PSUs based on total stockholder return, long-term PSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2017	2016	2015
Compensation expense	$219	$184	$165
Income tax benefit	72	60	54

As of June 30, 2017, the total unrecognized compensation cost related to unvested stock-based awards was $170 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of June 30, 2017 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2016	14,007.5	$52.92
Granted at fair value	2,477.8	89.24
Exercised	(3,361.6)	41.81
Expired	(23.9)	70.93
Forfeited	(135.5)	81.23
Outstanding at June 30, 2017	12,964.3	62.42	$435	6.1

Vested and expected to vest at June 30, 2017	12,858.0	62.22	$434	6.0

Exercisable at June 30, 2017	8,458.1	51.17	$379	4.8

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2017	2016	2015
Per-share weighted-average grant date fair value of stock options granted	$22.79	$21.51	$22.44

Intrinsic value of stock options exercised	$149	$75	$114

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2017	2016	2015
Weighted-average expected stock-price volatility	26%	27%	28%
Weighted-average expected option life	7 years	7 years	7 years
Average risk-free interest rate	1.5%	1.9%	2.2%
Average dividend yield	1.3%	1.2%	1.1%

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

Restricted Stock Units

The Company granted approximately 1.6 million RSUs during fiscal 2017 which, at the time of grant, were scheduled to vest as follows: 0.5 million in fiscal 2018, 0.5 million in fiscal 2019, 0.5 million in fiscal 2020 and 0.1 million in fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment of the grantees.  RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSU either in cash or shares (based on the terms of the particular award) upon settlement of the RSU and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of June 30, 2017 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2016	2,795.4	$75.55
Granted	1,594.1	88.91
Dividend equivalents	34.1	86.38
Vested	(1,337.9)	74.05
Forfeited	(146.5)	80.58
Nonvested at June 30, 2017	2,939.2	83.35

Performance Share Units

During fiscal 2017, the Company granted PSUs with a target payout of approximately 0.3 million shares with a grant date fair value per share of $89.47, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2020, all subject to the continued employment or retirement of the grantees.  In January 2017, the Company granted PSUs with a target payout of approximately 0.3 million shares with a grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2020.  In January 2017, the Company also granted PSUs with a target payout of approximately 0.2 million shares with a grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Settlement of all PSUs will be made pursuant to a range of opportunities relative to the target goals and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSU and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs generally vest at the end of the performance period.  Approximately 0.2 million shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 0.3 million PSUs that vested as of June 30, 2017.  In September 2016, approximately 0.3 million shares of the Company’s Class A Common Stock were issued and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2016.

The following is a summary of the status of the Company’s PSUs as of June 30, 2017 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2016	539.1	$76.81
Granted	749.2	83.73
Vested	(259.8)	76.23
Forfeited	(6.3)	81.11
Nonvested at June 30, 2017	1,022.2	82.00

Performance Share Units Based on Total Stockholder Return

During fiscal 2013, the Company granted PSUs to an executive of the Company with an aggregate target payout of 162,760 shares of the Company’s Class A Common Stock, subject to continued employment through the end of the relative performance periods of June 30, 2015, 2016, and 2017.  Settlement of the PSUs are based upon the Company’s relative total stockholder return (“TSR”) over the relevant performance period as compared to companies in the S&P 500 on July 1, 2012.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement.  The grant date fair value of the PSUs of $11 million was estimated using a lattice model with a Monte Carlo simulation and the following assumptions for each performance period, respectively: contractual life of 33, 45 and 57 months, average risk-free interest rate of 0.3%, 0.5% and 0.7% and a dividend yield of 1.0%.  Using the historical stock prices and dividends from public sources, the Company estimated the covariance structure of the returns on S&P 500 stocks.  The volatility for the Company’s stock produced by this estimation was 32%.  The average risk-free interest rate is based on the U.S. Treasury strip rates over the contractual term of the grant, and the dividend yield is based on historical experience.

Through June 30, 2017, 92,431 shares of the Company’s Class A Common Stock were issued, and related dividends were paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2016 and 2015.  In August 2017, an additional 30,267 shares of the Company’s Class A Common Stock are anticipated to be issued, and related dividends to be paid, in accordance with the terms of the grant, related to the performance period ended June 30, 2017.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019 and 2020.  Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period.  Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock.  The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant.

During January 2016, the Company granted PSUs to an executive of the Company with an aggregate target payout of 71,694 shares (in three tranches of 23,898 each) of the Company’s Class A Common Stock. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2017, the vesting of each tranche will generally be subject to continued employment through the end of relative service periods that end on January 29, 2018, 2019 and 2020.  Payment with respect to a tranche will be made within 30 business days of the date on which the PSUs vest.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of the Company’s Class A Common Stock.  The grant date fair value of these PSUs of $6 million was estimated using the closing stock price of the Company’s Class A Common Stock as of January 28, 2016, the date of grant.

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

The following is a summary of the status of the Company’s share units as of June 30, 2017 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2016	120.7	$45.00
Granted	8.9	78.36
Dividend equivalents	2.0	86.46
Converted	—	—
Outstanding at June 30, 2017	131.6	47.87

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $2 million, $2 million and $3 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2017, 2016 and 2015, respectively.

NOTE 18 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2017	2016	2015
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,249	$1,115	$1,089

Denominator:
Weighted-average common shares outstanding – Basic	367.1	370.0	379.3
Effect of dilutive stock options	3.8	4.6	4.6
Effect of PSUs	0.2	0.1	0.1
Effect of RSUs	1.9	1.8	1.6
Effect of performance share units based on TSR	—	0.1	0.1
Weighted-average common shares outstanding – Diluted	373.0	376.6	385.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.40	$3.01	$2.87
Diluted	3.35	2.96	2.82

As of June 30, 2017, there were 1.8 million stock options excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2016, there were 0.2 million stock options excluded from the computation of diluted EPS because their inclusion would be anti-dilutive.  As of June 30, 2015, there were no anti-dilutive stock options to be excluded from the computation of diluted EPS.  As of June 30, 2017, 2016 and 2015, 1.0 million, 0.5 million and 0.6 million, respectively, of PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 17 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2017	2016	2015
Net unrealized investment gains, beginning of year	$7	$—	$1
Unrealized investment gains (losses)	(8)	7	1
Reclassification to earnings during the year (1)	—	—	(2)
Net unrealized investment gains (losses), end of year	(1)	7	—

Net derivative instruments, beginning of year	32	44	(1)
Gain (loss) on derivative instruments	(13)	48	108
Benefit (provision) for deferred income taxes	5	(17)	(38)
Reclassification to earnings during the year:
Foreign currency forward contracts (2)	(40)	(65)	(38)
Interest rate-related derivatives (3)	(1)	(1)	—
Benefit for deferred income taxes on reclassification (4)	14	23	13
Net derivative instruments, end of year	(3)	32	44

Net pension and post-retirement adjustments, beginning of year	(285)	(235)	(233)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	71	(114)	(48)
Translation adjustments	—	6	16
Benefit (provision) for deferred income taxes	(20)	39	13
Amortization, settlements and curtailments included in net periodic benefit cost (5):
Net actuarial losses	28	22	21
Net prior service cost	3	4	3
Provision for deferred income taxes on reclassification (4)	(10)	(7)	(7)
Net pension and post-retirement adjustments, end of year	(213)	(285)	(235)

Cumulative translation adjustments, beginning of year	(299)	(190)	132
Translation adjustments	32	(107)	(319)
Provision for deferred income taxes	—	(2)	(3)
Cumulative translation adjustments, end of year	(267)	(299)	(190)

Accumulated other comprehensive loss	$(484)	$(545)	$(381)

(1)  Amounts recorded in Interest income and investment income, net in the accompanying consolidated statements of earnings.

(2) For the year ended June 30, 2017, $10 million and $30 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2016, $17 million and $48 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2015, $9 million and $29 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.

(3)  Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.

(4) Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.

(5) See Note 14 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2017	2016	2015
Cash:
Cash paid during the year for interest	$96	$79	$66
Cash paid during the year for income taxes	$456	$451	$417

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$12	$27	$9
Pending purchase price true-up payment	$—	$—	$11
Non-cash purchases (sales) of short- and long-term investments, net	$6	$(3)	$2
Property, plant and equipment accrued but unpaid	$29	$29	$29

NOTE 21 – SEGMENT DATA AND RELATED INFORMATION

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

Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, interest expense, interest income and investment income, net, and charges associated with restructuring and other activities.  Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures, and to transform and modernize the Company’s GTI.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2017	2016	2015
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$4,527	$4,446	$4,479
Makeup	5,054	4,702	4,304
Fragrance	1,637	1,487	1,416
Hair Care	539	554	531
Other	69	74	50
	11,826	11,263	10,780
Returns associated with restructuring and other activities	(2)	(1)	—
	$11,824	$11,262	$10,780

Depreciation and Amortization:
Skin Care	$161	$151	$158
Makeup	218	184	168
Fragrance	59	52	54
Hair Care	23	24	26
Other	3	4	3
	$464	$415	$409

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$1,014	$842	$832
Makeup	713	758	659
Fragrance	115	87	83
Hair Care	51	52	38
Other	11	5	(6)
	1,904	1,744	1,606
Reconciliation:
Charges associated with restructuring and other activities	(212)	(134)	—
Interest expense	(103)	(71)	(60)
Interest income and investment income, net	28	16	15
Earnings before income taxes	$1,617	$1,555	$1,561

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2017	2016	2015
GEOGRAPHIC DATA
Net Sales:
The Americas	$4,819	$4,710	$4,514
Europe, the Middle East & Africa	4,650	4,381	4,086
Asia/Pacific	2,357	2,172	2,180
	11,826	11,263	10,780
Returns associated with restructuring and other activities	(2)	(1)	—
	$11,824	$11,262	$10,780

Operating Income (Loss):
The Americas	$284	$346	$302
Europe, the Middle East & Africa	1,203	1,027	943
Asia/Pacific	417	371	361
	1,904	1,744	1,606
Charges associated with restructuring and other activities	(212)	(134)	—
	$1,692	$1,610	$1,606

Total Assets:
The Americas	$7,061	$5,423	$4,898
Europe, the Middle East & Africa	3,367	3,016	2,614
Asia/Pacific	1,140	784	715
	$11,568	$9,223	$8,227

Long-Lived Assets (property, plant and equipment, net):
The Americas	$1,071	$978	$957
Europe, the Middle East & Africa	456	464	400
Asia/Pacific	144	141	133
	$1,671	$1,583	$1,490

Net sales are predominantly attributed to a country within a geographic segment based on the location of the customer.  The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.  The Company is domiciled in the United States.  Net sales in the United States in fiscal 2017, 2016 and 2015 were $4,238 million, $4,151 million and $3,972 million, respectively.  The Company’s long-lived assets in the United States at June 30, 2017, 2016 and 2015 were $869 million, $862 million and $856 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2017 and 2016:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2017
Net Sales	$2,865	$3,208	$2,857	$2,894	$11,824
Gross Profit	2,269	2,571	2,266	2,281	9,387
Operating Income	418	617	427	230	1,692
Net Earnings Attributable to The Estée Lauder Companies Inc.	294	428	298	229	1,249

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.80	1.17	.81	.62	3.40
Diluted	.79	1.15	.80	.61	3.35

Fiscal 2016
Net Sales	$2,835	$3,124	$2,657	$2,646	$11,262
Gross Profit	2,258	2,535	2,153	2,135	9,081
Operating Income	453	630	384	143	1,610
Net Earnings Attributable to The Estée Lauder Companies Inc.	309	447	265	94	1,115

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.83	1.21	.72	.25	3.01
Diluted	.82	1.19	.71	.25	2.96

(1)             Fiscal 2017 first quarter results include charges associated with restructuring and other activities of $(31) million ($(20) million after tax, or $(.05) per diluted common share).

(2)             Fiscal 2017 second quarter results include charges associated with restructuring and other activities of $(41) million ($(26) million after tax, or $(.07) per diluted common share).  Fiscal 2016 second quarter results include charges associated with restructuring and other activities of $(19) million ($(12) million after tax, or $(.03) per diluted common share).

(3)             Fiscal 2017 third quarter results include charges associated with restructuring and other activities of $(62) million ($(42) million after tax, or $(.11) per diluted common share).  Fiscal 2016 third quarter results include charges associated with restructuring and other activities of $(15) million ($(10) million after tax, or $(.02) per diluted common share).

(4)             Fiscal 2017 fourth quarter results include charges associated with restructuring and other activities of $(78) million ($(55) million after tax, or $(.15) per diluted common share), the changes in fair value of contingent consideration of $58 million ($42 million after tax, or $.11 per diluted common share), goodwill and other intangible asset impairments of $(31) million ($(23) million after tax, or $(.06) per diluted common share) and the China deferred tax asset valuation allowance reversal of $75 million, or $.20 per diluted common share. Fiscal 2016 fourth quarter results include charges associated with restructuring and other activities of $(100) million ($(68) million after tax, or $(.18) per diluted common share).

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2017

(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2017	$24	$18	$—	$12	(a)	$30

Year ended June 30, 2016	$21	$13	$—	$10	(a)	$24

Year ended June 30, 2015	$24	$8	$—	$11	(a)	$21

Sales return accrual:

Year ended June 30, 2017	$96	$463	$—	$450	(b)	$109

Year ended June 30, 2016	$97	$373	$—	$374	(b)	$96

Year ended June 30, 2015	$94	$400	$—	$397	(b)	$97

Deferred tax valuation allowance:

Year ended June 30, 2017	$118	$3	$—	$79		$42

Year ended June 30, 2016	$121	$6	$—	$9		$118

Year ended June 30, 2015	$115	$10	$—	$4		$121

Accrued restructuring initiatives:

Year ended June 30, 2017	$77	$122	$—	$48		$151

Year ended June 30, 2016	$—	$122	$—	$45		$77

Year ended June 30, 2015	$—	$—	$—	$—		$—

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

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

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

Exhibit Number	Description
4.17	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (SEC File No. 1-14064).

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (SEC File No. 1-14064). †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.14b

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.15

Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a

Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.16	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.16a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.16b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (SEC File No. 1-14064). †

Exhibit Number	Description
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

10.16m	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.16n

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
10.16r

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.16s

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.16t

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16u

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.16v	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (SEC File No. 1-14064). †

10.16w

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064). * †

10.16x

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.16y

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 6, 2013) (SEC File No. 1-14064).* †

10.16z

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064). * †

10.16aa	Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064). †

10.16bb

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064). †

10.16cc

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064). †

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

Exhibit Number	Description
10.19

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016) (SEC File No. 1-14064).*

10.20

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.24

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.24a

First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.24b

Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.18a to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).* †

10.25

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*  Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.