Form 10-Q
period 2017-09-30
ESTEE LAUDER COMPANIES INC
filed 2017-11-01
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

At October 25, 2017, 224,817,594 shares of the registrant’s Class A Common Stock, $.01 par value, and 143,419,528 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2017	2016

Net Sales	$3,274	$2,865
Cost of Sales	711	596

Gross Profit	2,563	2,269

Operating Expenses
Selling, general and administrative	1,961	1,825
Restructuring and other charges	34	26
Total operating expenses	1,995	1,851

Operating Income	568	418

Interest expense	31	21
Interest income and investment income, net	12	6
Earnings before Income Taxes	549	403

Provision for income taxes	119	107
Net Earnings	430	296

Net earnings attributable to noncontrolling interests	(3)	(2)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$427	$294

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.16	$.80
Diluted	$1.14	$.79

Weighted-average common shares outstanding
Basic	368.4	366.4
Diluted	375.4	373.3

Cash dividends declared per common share	$.34	$.30

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
(In millions)	2017	2016

Net earnings	$430	$296

Other comprehensive income (loss):
Net unrealized investment loss	(1)	(4)
Net derivative instrument loss	(9)	(6)
Amounts included in net periodic benefit cost	5	8
Translation adjustments	54	1
Benefit (provision) for deferred income taxes on components of other comprehensive income	1	(1)
Total other comprehensive income (loss)	50	(2)
Comprehensive income	480	294

Comprehensive income attributable to noncontrolling interests:
Net earnings	(3)	(2)
Translation adjustments	(1)	(1)
	(4)	(3)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$476	$291

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
(In millions, except share data)	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,444	$1,136
Short-term investments	381	605
Accounts receivable, net	1,799	1,395
Inventory and promotional merchandise, net	1,518	1,479
Prepaid expenses and other current assets	365	349
Total current assets	5,507	4,964

Property, Plant and Equipment, net	1,695	1,671

Other Assets
Long-term investments	1,087	1,026
Goodwill	1,921	1,916
Other intangible assets, net	1,316	1,327
Other assets	676	664
Total other assets	5,000	4,933
Total assets	$12,202	$11,568

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$552	$189
Accounts payable	679	835
Other accrued liabilities	1,911	1,799
Total current liabilities	3,142	2,823

Noncurrent Liabilities
Long-term debt	3,383	3,383
Other noncurrent liabilities	924	960
Total noncurrent liabilities	4,307	4,343

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2017 and June 30, 2017; shares issued: 431,707,987 at September 30, 2017 and 429,968,260 at June 30, 2017; Class B shares authorized: 304,000,000 at September 30, 2017 and June 30, 2017; shares issued and outstanding: 143,419,528 at September 30, 2017 and 143,762,288 at June 30, 2017	6	6
Paid-in capital	3,665	3,559
Retained earnings	8,752	8,452
Accumulated other comprehensive loss	(435)	(484)
	11,988	11,533
Less: Treasury stock, at cost; 206,604,964 Class A shares at September 30, 2017 and 205,627,082 Class A shares at June 30, 2017	(7,257)	(7,149)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,731	4,384
Noncontrolling interests	22	18
Total equity	4,753	4,402
Total liabilities and equity	$12,202	$11,568

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
(In millions)	2017	2016

Cash Flows from Operating Activities
Net earnings	$430	$296
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	127	106
Deferred income taxes	(3)	(32)
Non-cash stock-based compensation	57	88
Excess tax benefits from stock-based compensation arrangements	—	(10)
Net loss (gain) on disposal of property, plant and equipment	3	(7)
Non-cash restructuring and other charges	—	1
Pension and post-retirement benefit expense	18	20
Pension and post-retirement benefit contributions	(8)	(4)
Changes in fair value of contingent consideration	1	4
Other non-cash items	(3)	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(390)	(365)
Increase in inventory and promotional merchandise, net	(16)	(31)
Decrease in other assets, net	13	4
Decrease in accounts payable	(166)	(170)
Increase (decrease) in other accrued and noncurrent liabilities	30	(46)
Net cash flows provided by (used for) operating activities	93	(150)

Cash Flows from Investing Activities
Capital expenditures	(116)	(85)
Payments for acquired businesses, net of cash acquired	(11)	(10)
Proceeds from the disposition of investments	311	365
Purchases of investments	(148)	(348)
Proceeds from sale of property, plant and equipment	—	12
Net cash flows provided by (used for) investing activities	36	(66)

Cash Flows from Financing Activities
Proceeds of current debt, net	362	263
Repayments and redemptions of long-term debt	—	(2)
Net proceeds from stock-based compensation transactions	48	26
Excess tax benefits from stock-based compensation arrangements	—	10
Payments to acquire treasury stock	(111)	(222)
Dividends paid to stockholders	(126)	(111)
Net cash flows provided by (used for) financing activities	173	(36)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6	2
Net Increase (Decrease) in Cash and Cash Equivalents	308	(250)
Cash and Cash Equivalents at Beginning of Period	1,136	914
Cash and Cash Equivalents at End of Period	$1,444	$664

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $54 million during the three months ended September 30, 2017 and de minimis for the three months ended September 30, 2016.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(18) million and $5 million during the three months ended September 30, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $31 million and $30 million as of September 30, 2017 and June 30, 2017, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s largest customer sells products primarily within the United States and accounted for $275 million, or 8%, and $307 million, or 11%, of the Company’s consolidated net sales for the three months ended September 30, 2017 and 2016, respectively.  This customer accounted for $219 million, or 12%, and $112 million, or 8%, of the Company’s accounts receivable at September 30, 2017 and June 30, 2017, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	September 30	June 30
(In millions)	2017	2017
Raw materials	$312	$334
Work in process	164	194
Finished goods	834	762
Promotional merchandise	208	189
	$1,518	$1,479

During the first quarter of fiscal 2018, the Company adopted new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) that simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value instead of lower of cost or market value. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.  The adoption of this guidance did not have an impact on the Company’s measurement of inventory and promotional merchandise.

Property, Plant and Equipment

	September 30	June 30
(In millions)	2017	2017
Assets (Useful Life)
Land	$30	$30
Buildings and improvements (10 to 40 years)	195	192
Machinery and equipment (3 to 10 years)	688	668
Computer hardware and software (4 to 15 years)	1,135	1,115
Furniture and fixtures (5 to 10 years)	101	96
Leasehold improvements	2,003	1,918
	4,152	4,019
Less accumulated depreciation and amortization	(2,457)	(2,348)
	$1,695	$1,671

The cost of assets related to projects in progress of $177 million and $183 million as of September 30, 2017 and June 30, 2017, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $112 million and $102 million during the three months ended September 30, 2017 and 2016, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Income Taxes

The effective rate for income taxes was 21.7% and 26.6% for the three months ended September 30, 2017 and 2016, respectively.  The decrease in the effective tax rate was primarily attributable to the favorable impact of the adoption of new accounting guidance issued by the FASB related to share-based compensation awards. The impact of the new guidance resulted in a $23 million benefit to the Company’s income tax provision (approximately 420 basis points). For further discussion of the adoption, see Recently Adopted Accounting Standards below.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017 and June 30, 2017, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $63 million and $68 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2017 that, if recognized, would affect the effective tax rate was $39 million. During the three months ended September 30, 2017, the Company recognized a gross interest and penalty benefit of $3 million in the accompanying consolidated statement of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2017 and June 30, 2017 was $10 million and $13 million, respectively.  On the basis of the information available as of September 30, 2017, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next twelve months.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2017	2017
Advertising, merchandising and sampling	$389	$319
Employee compensation	368	522
Payroll and other taxes	233	190
Other	921	768
	$1,911	$1,799

Recently Adopted Accounting Standards

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

Effective for the Company — Fiscal 2018 first quarter.

Impact on consolidated financial statements — As a result of the adoption of this guidance, during the three months ended September 30, 2017, the Company recognized $23 million of excess tax benefits as a reduction to the provision for income taxes in its consolidated statement of earnings.  Additionally, upon adoption the Company has included these excess tax benefits in cash flows from operating activities in the net earnings caption and will continue to classify cash paid for withholding shares for tax-withholding purposes in cash flows from financing activities.  This guidance was applied prospectively and prior-year periods have not been adjusted for these changes.  The Company will also continue to accrue for estimated forfeitures each quarter. Finally, as the Company has no outstanding awards classified as a liability due to withholding excess taxes, there was no impact to the Company’s consolidated balance sheets related to the adoption of that portion of the guidance.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Hedge Accounting

In August 2017, the FASB issued authoritative guidance to simplify hedge accounting.  The amended guidance includes the following provisions:

•                  enables entities to better portray their risk management activities within the financial statements;

•                  expands an entity’s ability to hedge nonfinancial and financial risk components;

•                  reduces complexity in fair value hedges of interest rate risk;

•                  eliminates the requirement to separately measure and disclose hedge ineffectiveness;

•                  requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item;

•                  eases certain documentation and assessment requirements;

•                  modifies the accounting for components excluded from the assessment of hedge effectiveness; and

•                  requires revised tabular footnote disclosure.

The guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation is required to be modified.

Effective for the Company —  Fiscal 2020 first quarter, with early adoption permitted in any interim period.  The Company must adopt the guidance using the modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption and adopt prospectively for the presentation and disclosure requirements.

Impact on consolidated financial statements —  The Company is currently evaluating the timing of adoption and impact of applying this new hedge accounting.

Pension-related Costs

In March 2017, the FASB issued authoritative guidance that amends how companies present net periodic benefit cost in the income statement and balance sheet relating to defined benefit pension and/or other postretirement benefit plans.  Within the income statement, the new guidance requires companies to report the service cost component within operating expenses and report the other components of net periodic benefit cost below operating income (if one is reported).  In addition, within the balance sheet, the guidance changes the components of the pension cost eligible for capitalization to the service cost component only (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

Effective for the Company — Fiscal 2019 first quarter, with early adoption permitted as of the first interim period in fiscal 2018.  The guidance must be applied:

•                  retrospectively as it pertains to the income statement classification of the components of net periodic benefit cost; and

•                  prospectively as it pertains to future capitalization of service costs.

Impact on consolidated financial statements — The Company will adopt this guidance when it becomes effective and although certain components of pension expense will be reclassified out of operating income, the Company does not believe this will have a material impact on reported operating income.

Goodwill

In January 2017, the FASB issued authoritative guidance which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test.  The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.  The Company will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test.

Effective for the Company — Fiscal 2021 first quarter, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Impact on consolidated financial statements — The Company did not elect to apply this guidance to its fiscal 2017 impairment testing and will continue to assess the impact of adopting it on future interim and annual impairment tests.

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

Impact on consolidated financial statements — The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance.  While the Company has not completed its evaluation, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets.  As disclosed in Note 15 — Commitments and Contingencies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, the Company had $2,427 million in future minimum lease commitments as of June 30, 2017.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments, and the related right-of use asset will generally be based on the lease liability, adjusted for initial direct costs.

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

In May 2016, the FASB issued authoritative guidance to reflect the Securities and Exchange Commission Staff’s rescission of its prior comments that covered, among other things, accounting for shipping and handling costs and accounting for consideration given by a vendor to a customer.

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

Impact on consolidated financial statements — The Company will apply all of this new guidance when it becomes effective in fiscal 2019 and has not yet selected a transition method.  Although the Company has not yet completed its evaluation, it has preliminarily determined that certain promotional goods, such as samples and testers, will be reclassified from Selling, general and administrative expenses to Cost of Sales in the consolidated financial statements upon adoption.  Additionally, the Company’s customer loyalty programs, which have historically been accounted for under the incremental cost approach, will be accounted for as a reduction of revenue based on the fair value of estimated future redemptions when the obligation is created (i.e. upon sale of the product to the consumer).  Furthermore, the Company is assessing the impact that these promotional goods and loyalty programs will have on the timing of revenue recognition upon adoption.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of September 30, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$445	$—	$(1)	$444
Foreign government and agency securities	109	—	—	109
Corporate notes and bonds	532	—	(1)	531
Time deposits	230	—	—	230
Other securities	17	—	—	17
Total	$1,333	$—	$(2)	$1,331

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$464	$2	$(2)	$464
Foreign government and agency securities	103	—	(1)	102
Corporate notes and bonds	506	—	(1)	505
Time deposits	410	—	—	410
Other securities	16	1	—	17
Total	$1,499	$3	$(4)	$1,498

The following table presents the Company’s available-for-sale securities by contractual maturity as of September 30, 2017:

(In millions)	Cost	Fair Value
Due within one year	$381	$381
Due after one through five years	952	950
	$1,333	$1,331

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of September 30, 2017:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$537	$(2)	$176	$(2)

Gross gains and losses on sales of investments included in the consolidated statements of earnings were not material for all periods presented.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $130 million and $181 million for the three months ended September 30, 2017 and 2016, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2017
Goodwill	$184	$1,176	$255	$393	$2,008
Accumulated impairments	(35)	—	(22)	(35)	(92)
	149	1,176	233	358	1,916

Goodwill acquired during the period	—	3	—	—	3
Translation adjustments	—	—	2	—	2
	—	3	2	—	5

Balance as of September 30, 2017
Goodwill	185	1,179	258	394	2,016
Accumulated impairments	(36)	—	(23)	(36)	(95)
	$149	$1,179	$235	$358	$1,921

Other intangible assets consist of the following:

	September 30, 2017			June 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$697	$293	$404	$696	$279	$417
License agreements	43	43	—	43	43	—
	$740	$336	404	$739	$322	417
Non-amortizable intangible assets:
Trademarks and other			912			910
Total intangible assets			$1,316			$1,327

The aggregate amortization expense related to amortizable intangible assets was $13 million and $4 million for the three months ended September 30, 2017 and 2016, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2018 and for each of fiscal 2019 to 2022 is $39 million, $51 million, $44 million, $43 million and $42 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.  The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through September 30, 2017, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.  In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through September 30, 2017, some of which were recorded during fiscal 2017 and 2016, were:

	Sales Returns		Operating Expenses
	(included in		Restructuring	Other
(In millions)	Net Sales)	Cost of Sales	Charges	Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Three months ended September 30, 2017	—	—	28	9	37
Cumulative through September 30, 2017	$15	$38	$247	$198	$498

Included in the above table, cumulative restructuring initiatives approved by the Company through September 30, 2017 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Three months ended September 30, 2017	28	—	—	—	28
Cumulative through September 30, 2017	$229	$4	$5	$9	$247

During the three months ended September 30, 2017, the Company continued to approve initiatives to enhance its go-to-market support structures and optimize select corporate functions.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services primarily related to the implementation and integration of new processes and technologies and, to a lesser extent, other costs for temporary labor backfill and recruitment related to the new capabilities.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
	(included in		Restructuring	Other
(In millions)	Net Sales)	Cost of Sales	Charges	Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Three months ended September 30, 2017	—	4	14	20	38
Cumulative through September 30, 2017	$3	$19	$211	$98	$331

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Three months ended September 30, 2017	13	—	—	1	14
Cumulative through September 30, 2017	$203	$3	$2	$3	$211

Accrued restructuring charges from Program inception through September 30, 2017 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	13	—	—	1	14
Cash payments	(20)	—	—	(1)	(21)
Balance at September 30, 2017	$143	$—	$—	$—	$143

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at September 30, 2017 are expected to result in cash expenditures funded from cash provided by operations of approximately $77 million, $56 million and $10 million for the remainder of fiscal 2018 and for each of fiscal 2019 and 2020, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
(In millions)		September 30 2017	June 30 2017		September 30 2017	June 30 2017
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$5	$7	Other accrued liabilities	$50	$44
Interest rate swap contracts	Prepaid expenses and other current assets	2	3	Other accrued liabilities	4	3

Total Derivatives Designated as Hedging Instruments		7	10		54	47

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	3	3	Other accrued liabilities	2	2

Total Derivatives		$10	$13		$56	$49

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended September 30		from AOCI into Earnings	Three Months Ended September 30
(In millions)	2017	2016	(Effective Portion)	2017	2016
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(18)	$3	Cost of sales	$(5)	$2
			Selling, general and administrative	(4)	7
Interest rate-related derivatives	—	—	Interest expense	—	—
Total derivatives	$(18)	$3		$(9)	$9

(1) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing and the amount related to the ineffective portion of the hedging relationships was not material for all periods presented.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended September 30
(In millions)	Derivatives	2017	2016
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(2)	$(4)

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended September 30
(In millions)	Derivatives	2017	2016
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$—	$(2)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of September 2019.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of September 30, 2017, the Company’s foreign currency cash-flow hedges were highly effective.

At September 30, 2017, the Company had foreign currency forward contracts in the amount of $2,546 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($370 million), Euro ($354 million), British pound ($350 million), Hong Kong dollar ($307 million), Chinese yuan ($136 million), Japanese yen ($134 million) and Canadian dollar ($132 million).

The estimated net loss on the Company’s derivative instruments designated as cash-flow hedges as of September 30, 2017 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $23 million.  The accumulated net loss on derivative instruments in AOCI was $13 million and $4 million as of September 30, 2017 and June 30, 2017, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $10 million at September 30, 2017.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$8	$—	$8
Interest rate swap contracts	—	2	—	2
Available-for-sale securities:
U.S. government and agency securities	—	444	—	444
Foreign government and agency securities	—	109	—	109
Corporate notes and bonds	—	531	—	531
Time deposits	—	230	—	230
Other securities	—	17	—	17
Total	$—	$1,341	$—	$1,341

Liabilities:
Foreign currency forward contracts	$—	$52	$—	$52
Interest rate swap contracts	—	4	—	4
Contingent consideration	—	—	140	140
Total	$—	$56	$140	$196

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$10	$—	$10
Interest rate swap contracts	—	3	—	3
Available-for-sale securities:
U.S. government and agency securities	—	464	—	464
Foreign government and agency securities	—	102	—	102
Corporate notes and bonds	—	505	—	505
Time deposits	—	410	—	410
Other securities	—	17	—	17
Total	$—	$1,511	$—	$1,511

Liabilities:
Foreign currency forward contracts	$—	$46	$—	$46
Interest rate swap contracts	—	3	—	3
Contingent consideration	—	—	139	139
Total	$—	$49	$139	$188

The estimated fair values of the Company’s financial instruments are as follows:

	September 30		June 30
	2017		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,444	$1,444	$1,136	$1,136
Available-for-sale securities	1,331	1,331	1,498	1,498
Current and long-term debt	3,935	4,145	3,572	3,759
Additional purchase price payable	38	38	38	38
Contingent consideration	140	140	139	139

Derivatives
Foreign currency forward contracts — asset (liability), net	(44)	(44)	(36)	(36)
Interest rate swap contracts — asset (liability), net	(2)	(2)	—	—

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at September 30, 2017:

Risk-adjusted discount rate	1.8% to 2.2%
Revenue volatility	3.5% to 7.9%
Asset volatility	20.9% to 25.4%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	80%
Revenue discount rates	3.0% to 4.9%
Earnings before income tax, depreciation and amortization discount rates	11.9% to 13.2%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the three months ended September 30, 2017 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2017	$139
Changes in fair value	1
Contingent consideration at September 30, 2017	$140

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans which provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The components of net periodic benefit cost for the three months ended September 30, 2017 and 2016 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2017	2016	2017	2016	2017	2016
Service cost	$9	$9	$7	$7	$1	$1
Interest cost	8	8	3	3	2	2
Expected return on plan assets	(13)	(13)	(3)	(4)	(1)	(1)
Amortization of:
Prior service cost	—	1	—	—	—	—
Actuarial loss	4	4	1	3	—	—
Net periodic benefit cost	$8	$9	$8	$9	$2	$2

During the three months ended September 30, 2017, the Company made contributions to its international pension plans totaling approximately $4 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2017	2017
Other assets	$100	$100
Other accrued liabilities	(28)	(28)
Other noncurrent liabilities	(404)	(397)
Funded status	(332)	(325)
Accumulated other comprehensive loss	321	325
Net amount recognized	$(11)	$—

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return (“TSR”), long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2017	2016
Compensation expense	$57	$88
Income tax benefit	19	29

Beginning in September 2017, the equity award agreements for employee equity grants contain a new provision regarding award forfeiture, which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months) rather than at the date of grant.

Stock Options

During the three months ended September 30, 2017, the Company granted approximately 2.1 million stock options with an exercise price per share of $107.95 and a weighted-average grant date fair value per share of $27.66. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2017 was $82 million.

Restricted Stock Units

The Company granted approximately 1.2 million RSUs during the three months ended September 30, 2017 with a weighted-average grant date fair value per share of $107.93 which, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2019, 0.5 million in fiscal 2020 and 0.3 million in fiscal 2021.  Vesting of RSUs granted is generally subject to the continued employment or retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units

During the three months ended September 30, 2017, the Company granted PSUs with a target payout of approximately 0.2 million shares with a grant date fair value per share of $107.95, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2020, all subject to continued employment or retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2017, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2017.

Performance Share Units Based on Total Stockholder Return

In August 2017, 30,267 shares of the Company’s Class A Common Stock were issued, and related dividends were paid, in accordance with the terms of the grant related to the final performance period of the award, which ended June 30, 2017.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2017	2016
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$427	$294

Denominator:
Weighted-average common shares outstanding — Basic	368.4	366.4
Effect of dilutive stock options	4.5	4.5
Effect of PSUs	0.2	0.1
Effect of RSUs	2.3	2.3
Weighted-average common shares outstanding — Diluted	375.4	373.3

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.16	$.80
Diluted	1.14	.79

As of September 30, 2017 and 2016, outstanding options to purchase 2.1 million and 2.6 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of September 30, 2017 and 2016, 1.2 million shares and 0.8 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock Programs.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance at June 30, 2017	$6	$3,559	$8,452	$(484)	$(7,149)	$4,384	$18	$4,402
Net earnings	—	—	427	—	—	427	3	430
Common stock dividends	—	1	(127)	—	—	(126)	—	(126)
Other comprehensive income	—	—	—	49	—	49	1	50
Acquisition of treasury stock	—	—	—	—	(98)	(98)	—	(98)
Stock-based compensation	—	105	—	—	(10)	95	—	95
Balance at September 30, 2017	$6	$3,665	$8,752	$(435)	$(7,257)	$4,731	$22	$4,753

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2017:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2017	August 31, 2017	September 15, 2017	$.34

On October 31, 2017, a dividend was declared in the amount of $.38 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 15, 2017 to stockholders of record at the close of business on November 30, 2017.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the three months ended September 30, 2017, the Company purchased approximately 1.1 million shares of its Class A Common Stock for $111 million.

During the three months ended September 30, 2017, approximately 0.3 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2017:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments	Total
Balance at June 30, 2017	$(1)	$(3)	$(213)		$(267)	$(484)
OCI before reclassifications	(1)	(12)	(1	)(1)	54	40
Amounts reclassified from AOCI	—	6	3		—	9
Net current-period OCI	(1)	(6)	2		54	49
Balance at September 30, 2017	$(2)	$(9)	$(211)		$(213)	$(435)

(1) Consists of foreign currency translation losses.

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2017 and 2016:

	Amount Reclassified from AOCI
	Three Months Ended September 30		Affected Line Item in Consolidated
(In millions)	2017	2016	Statements of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$—	$1	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	Provision for income taxes
	$—	$1	Net earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$(5)	$2	Cost of sales
Foreign currency forward contracts	(4)	7	Selling, general and administrative
	(9)	9	Earnings before income taxes
Benefit (provision) for deferred taxes	3	(3)	Provision for income taxes
	$(6)	$6	Net earnings
Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$(1)	(1)
Amortization of actuarial loss	(5)	(7)	(1)
	(5)	(8)	Earnings before income taxes
Benefit (provision) for deferred taxes	2	2	Provision for income taxes
	$(3)	$(6)	Net earnings
Total reclassification adjustments, net	$(9)	$1	Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2017 and 2016 is as follows:

(In millions)	2017	2016
Cash:
Cash paid during the period for interest	$34	$8
Cash paid during the period for income taxes	$56	$71

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$4	$5
Non-cash purchases of short- and long-term investments, net	$1	$14
Property, plant and equipment accrued but unpaid	$34	$36

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

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2017.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2017	2016
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,275	$1,102
Makeup	1,372	1,166
Fragrance	476	442
Hair Care	136	136
Other	15	21
	3,274	2,867
Returns associated with restructuring and other activities	—	(2)
Net Sales	$3,274	$2,865

Operating Income (Loss):
Skin Care	$326	$212
Makeup	176	149
Fragrance	87	72
Hair Care	15	13
Other	2	3
	606	449
Reconciliation:
Charges associated with restructuring and other activities	(38)	(31)
Interest expense	(31)	(21)
Interest income and investment income, net	12	6
Earnings before income taxes	$549	$403

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,329	$1,233
Europe, the Middle East & Africa	1,258	1,044
Asia/Pacific	687	590
	3,274	2,867
Returns associated with restructuring and other activities	—	(2)
Net Sales	$3,274	$2,865

Operating Income (Loss):
The Americas	$100	$63
Europe, the Middle East & Africa	346	256
Asia/Pacific	160	130
	606	449
Charges associated with restructuring and other activities	(38)	(31)
Operating Income	$568	$418

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2017 and 2016, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2017	2016
NET SALES
By Product Category:
Skin Care	$1,275	$1,102
Makeup	1,372	1,166
Fragrance	476	442
Hair Care	136	136
Other	15	21
	3,274	2,867
Returns associated with restructuring and other activities	—	(2)
Net Sales	$3,274	$2,865

By Region:
The Americas	$1,329	$1,233
Europe, the Middle East & Africa	1,258	1,044
Asia/Pacific	687	590
	3,274	2,867
Returns associated with restructuring and other activities	—	(2)
Net Sales	$3,274	$2,865

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$326	$212
Makeup	176	149
Fragrance	87	72
Hair Care	15	13
Other	2	3
	606	449
Charges associated with restructuring and other activities	(38)	(31)
Operating Income	$568	$418

By Region:
The Americas	$100	$63
Europe, the Middle East & Africa	346	256
Asia/Pacific	160	130
	606	449
Charges associated with restructuring and other activities	(38)	(31)
Operating Income	$568	$418

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	21.7	20.8
Gross profit	78.3	79.2

Operating expenses
Selling, general and administrative	59.9	63.7
Restructuring and other charges	1.0	0.9
Total operating expenses	60.9	64.6

Operating income	17.3	14.6
Interest expense	1.0	0.7
Interest income and investment income, net	0.4	0.2

Earnings before income taxes	16.8	14.1
Provision for income taxes	3.7	3.7

Net earnings	13.1	10.3
Net earnings attributable to noncontrolling interests	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	13.0%	10.3%

  Not adjusted for differences caused by rounding

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.

Overview

We believe the best way to increase stockholder value is to continue to provide superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences.  We are guided by our long-term strategy, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.  Elements of our strategy are described in the Overview on pages 24-28 of our Annual Report on Form 10-K for the year ended June 30, 2017, as well as below.

During the first quarter of fiscal 2018, we continued to build global net sales momentum, fueled by our multiple engines of growth.  Net sales grew 14% as compared with the prior-year period, led by our makeup, skin care and fragrance product categories. We benefited from an acceleration of global prestige skin care growth during the first quarter of fiscal 2018.  The Estée Lauder brand continued its acceleration in skin care and makeup, while La Mer, Tom Ford and Jo Malone London grew strong double digits.  Certain of our brands have benefited from new product introductions, which have created a halo effect on some of our hero product lines.  The lines generally consist of iconic products that are major components of our brands such as Advanced Night Repair from Estée Lauder.  Our fiscal 2017 acquisitions of Too Faced and BECCA contributed incremental sales to bolster the growth in the makeup category and in the Americas region.  Internationally, net sales grew in substantially all of our markets, led by China, while our travel retail business continued to generate strong net sales increases.  We believe that part of our success has been due to our focus on strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries. In particular, we are cautious of the continued decline in retail traffic primarily related to some brick-and-mortar stores in the United States as a result of the impact of shifts in consumer preferences as to where and how they shop.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East, the United Kingdom’s anticipated exit from the European Union, social and political issues, geopolitical tensions and global security issues.

We believe we can, to some extent, offset the impact of these challenges by accelerating areas of strength among our geographic regions, product categories, brands and channels of distribution.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

During the fourth quarter of fiscal 2017, the Company recognized impairment charges for the goodwill and trademark related to its Editions de Parfums Frédéric Malle reporting unit.  If the softness in the retail environment that impacted our growth projections for this reporting unit is more severe than we have anticipated, or other business disruptions arise, a resulting change in the long-term plans could have a negative impact on the estimated fair values of the related goodwill and trademark, and it is possible we could recognize an impairment charge in the future.  As of September 30, 2017, the carrying values of the Editions de Parfums Frédéric Malle goodwill and trademark were $6 million and $33 million, respectively.  Based on the latest quantitative assessment, as of April 1, 2017, the fair values of all other reporting units with material goodwill and other indefinite-lived intangible assets, with the exception of our fiscal 2017 acquisitions of Too Faced and BECCA, were substantially in excess of their respective carrying values.  With regard to Too Faced and BECCA, the carrying values of the related goodwill and other indefinite-lived intangible assets as of the assessment date approximated their fair values.

Our “heritage brands” are Estée Lauder, Clinique and Origins.  Our “makeup artist brands” are M•A•C and Bobbi Brown. Our “luxury brands” are La Mer, Jo Malone London, Tom Ford, AERIN, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.  Our “designer fragrances” are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Kiton, Ermenegildo Zegna and Tory Burch brand names, which we license from their respective owners.

THE ESTÉE LAUDER COMPANIES INC.

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through September 30, 2017, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion of these savings in future growth initiatives.  For additional information about Leading Beauty Forward, see Notes to Consolidated Financial Statements, Note 4 — Charges Associated with Restructuring and Other Activities.

First Quarter Fiscal 2018 as Compared with First Quarter Fiscal 2017

NET SALES

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$3,274	$2,865
$ Change from prior-year period	409
% Change from prior-year period	14%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	14%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased in each major product category, except hair care where net sales were flat, and grew in each geographic region.  Skin care net sales primarily benefited from higher sales of Estée Lauder and La Mer products.  Incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as net sales increases from Tom Ford and Estée Lauder, drove growth in the makeup product category.  Our fragrance category primarily benefited from net sales increases from Jo Malone London.  Higher net sales from our fiscal 2016 and 2015 acquisitions of GLAMGLOW, By Kilian, Le Labo and Editions de Parfums Frédéric Malle also contributed to growth in our skin care and fragrance categories.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, the continued success of certain hero franchises, growth from emerging markets, strength in our travel retail business and the specialty-multi and online channels.

Returns associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$1,275	$1,102
$ Change from prior-year period	173
% Change from prior-year period	16%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	15%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, reflecting higher net sales from Estée Lauder and La Mer of approximately $174 million, combined, partially offset by lower net sales from Clinique and M•A•C of approximately $18 million, combined. Higher net sales from Estée Lauder, in particular from our travel retail business and in China, were primarily due to the launch of Advanced Night Repair Eye Concentrate Matrix, which created a halo effect on the Advanced Night Repair line of products. Net sales of La Mer products grew in all regions, reflecting new product launches such as The Moisturizing Matte Lotion and the expansion of the Genaissance line of products.  Also contributing to the growth of La Mer was targeted expanded consumer reach and increased sales of existing products.

The lower net sales of Clinique products primarily reflected an unfavorable comparison due to the higher level of expansion within the specialty-multi channel in the prior-year period.  The lower net sales from M•A•C were driven by slower retail traffic in brick-and-mortar stores in the United States, reflecting the impact of shifts in consumer preferences as to where and how they shop, as well as competitive pressures.

The net sales increase for skin care included approximately $8 million of favorable foreign currency translation.

Makeup

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$1,372	$1,166
$ Change from prior-year period	206
% Change from prior-year period	18%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	17%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased, reflecting incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as higher net sales from Tom Ford, Estée Lauder and M•A•C, of approximately $226 million, combined.  Increased net sales from Tom Ford were driven by higher sales of lipstick and eyeshadow products, such as the Tom Ford Lips & Boys and Soleil Color Collections.  Increased net sales of Estée Lauder products were due, in part, to higher sales from the Double Wear line of products and the Pure Color franchise.  Higher net sales from M•A•C were driven by the Asia/Pacific region, particularly in China and Hong Kong, reflecting growth in online sales and the strength of the makeup category in that region.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting these increases were approximately $21 million of lower net sales of Clinique and Smashbox products, which were due, in part, to a soft retail environment for our products in certain brick-and-mortar stores in the United States reflecting slower retail traffic.  The lower net sales of Clinique products also reflected an unfavorable comparison due to the higher level of expansion within the specialty-multi channel in the prior-year period.

The net sales increase for makeup included approximately $9 million of favorable foreign currency translation.

Fragrance

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$476	$442
$ Change from prior-year period	34
% Change from prior-year period	8%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	7%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased, primarily reflecting higher net sales from our luxury brands of approximately $53 million, combined.  Contributing to this growth were higher net sales from Jo Malone London, primarily driven by the travel retail channel, as well as targeted expanded consumer reach and recent product launches, such as the English Oak fragrances.  Also contributing were higher net sales from Tom Ford, reflecting, in part, the continued success of the Signature and Private Blend Franchises, including new products and growth from existing fragrances.

Partially offsetting these increases was approximately $25 million of lower net sales of certain designer and Estée Lauder fragrances.  The lower net sales from certain designer fragrances primarily reflected product rationalization of certain underperforming fragrances, as well as an unfavorable comparison with greater launch activity in the prior-year period.  The lower net sales of certain Estée Lauder fragrances were partially due to a decline in net sales of the Modern Muse franchise.

The net sales increase for fragrance included approximately $5 million of favorable foreign currency translation.

Hair Care

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$136	$136
$ Change from prior-year period	—
% Change from prior-year period	—%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	—%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales were unchanged, with moderate growth from Aveda and Bumble and bumble offset by lower hair care sales from Origins.  The growth from Bumble and bumble reflected initial shipments in advance of the brand’s launch in Ulta Beauty, partially offset by softness in the salon channel.  At Aveda, online sales grew, while sales in freestanding stores were lower.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The Americas

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$1,329	$1,233
$ Change from prior-year period	96
% Change from prior-year period	8%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	7%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in the Americas increased due to incremental sales, primarily in the United States, from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA of approximately $126 million, combined.  Net sales growth from certain of our brands, including Tom Ford, La Mer and Jo Malone London, also contributed to the higher net sales in the region.

Excluding the incremental net sales from Too Faced and BECCA, net sales in the United States decreased approximately $30 million, primarily reflecting the impact of slower retail traffic in brick-and-mortar stores that particularly affected M•A•C, Clinique and certain of our designer fragrances.  This slower retail traffic reflected the impact of shifts in consumer preferences as to where and how they shop, as well as competitive pressures.  Additionally, the severe weather conditions during the current-year period in certain areas of the United States tempered our sales growth.

Net sales in the Americas included approximately $5 million of favorable foreign currency translation.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$1,258	$1,044
$ Change from prior-year period	214
% Change from prior-year period	20%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	18%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher sales from our travel retail business and, to a lesser extent, in Italy and the Balkans of approximately $193 million, combined.  In our travel retail business, the sales growth reflected higher net sales from most of our brands including Estée Lauder, Tom Ford, Jo Malone London and La Mer, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as targeted expanded consumer reach and new product offerings.  The higher net sales in Italy were primarily driven by increased net sales from M•A•C and La Mer.  The net sales increase in the Balkans was primarily due to higher net sales from Estée Lauder, our makeup artist brands and certain of our luxury brands.

THE ESTÉE LAUDER COMPANIES INC.

These increases were partially offset by lower net sales in the Middle East of approximately $5 million, primarily driven by the rebalancing of inventory levels by certain of our distributors reflecting the impact of the macroeconomic environment on consumer purchases.

Net sales in Europe, the Middle East & Africa included approximately $22 million of favorable foreign currency translation.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Net Sales	$687	$590
$ Change from prior-year period	97
% Change from prior-year period	16%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	17%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Hong Kong of approximately $97 million, combined.  The higher net sales in China, led by Estée Lauder, La Mer, M•A•C, Jo Malone London, Tom Ford and Origins reflected, in part, targeted expanded consumer reach, continued increased demand for makeup products and an acceleration in skin care that benefited virtually every channel, led by department stores and online.  The sales growth in Hong Kong was primarily driven by Estée Lauder and La Mer, reflecting an increase in tourism, as well as by M•A•C, Tom Ford and Jo Malone London, which benefited from targeted expanded consumer reach.

These increases were partially offset by lower net sales in Japan of approximately $8 million, primarily driven by the unfavorable impact of foreign currency translation.  Excluding this impact, net sales in Japan would have been flat.

Net sales in Asia/Pacific included approximately $5 million of unfavorable foreign currency translation.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin decreased to 78.3% for the three months ended September 30, 2017 as compared with 79.2% in the prior-year period.

Favorable (Unfavorable) Basis Points Three Months Ended September 30, 2017
Foreign exchange transactions	(20)
Mix of business	20
Manufacturing costs and other	10
Fiscal 2017 acquisitions	(95)
Subtotal	(85)
Charges associated with restructuring and other activities	(5)
Total	(90)

The unfavorable impact of the fiscal 2017 second quarter acquisitions was primarily due to a higher cost of sales related to Too Faced and BECCA, which also includes an inventory step-up adjustment of $6 million, or approximately 20 basis points related to Too Faced.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 60.9% for the three months ended September 30, 2017 as compared with 64.6% in the prior-year period.

Favorable (Unfavorable) Basis Points Three Months Ended September 30, 2017
General and administrative expenses	(30)
Advertising, merchandising, sampling and product development	80
Selling	250
Store operating costs	30
Stock-based compensation	140
Fiscal 2017 gain on sale of property, plant and equipment	(40)
Foreign exchange transactions	(50)
Other	(10)
Subtotal	370
Charges associated with restructuring and other activities	(10)
Changes in fair value of contingent consideration	10
Total	370

The improvement in operating expense margin reflected disciplined expense management across many areas and favorable mix shifts in the growth of our brands and channels.  Selling expenses were favorable, reflecting lower demonstration costs, partially due to changes in distribution channel mix.  Beginning in September 2017, equity award agreements for employee equity grants contain a new provision regarding award forfeiture, which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months) and resulted in a favorable comparison with the prior-year period.  Without this provision, the awards for retirement-eligible employees would have been expensed at the date of grant, rather than through our fiscal 2018 third quarter, and would have resulted in stock-based compensation expense having an unfavorable impact on operating expense margin of approximately 40 basis points as compared to the prior-year period.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$568	$418
$ Change from prior-year period	150
% Change from prior-year period	36%

Operating Margin	17.3%	14.6%

Non-GAAP Financial Measure (a):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and changes in fair value of contingent consideration	18.5%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for the three months ended September 30, 2017 increased from the prior-year period, reflecting the lower operating expense margin, partially offset by the decrease in gross margin, as previously noted.

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

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$326	$212
$ Change from prior-year period	114
% Change from prior-year period	54%

Reported skin care operating income increased, primarily from Estée Lauder and La Mer, due to higher net sales, partially offset by lower results from Clinique and M•A•C, reflecting lower net sales.

Makeup

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$176	$149
$ Change from prior-year period	27
% Change from prior-year period	18%

Reported makeup operating income increased, reflecting higher results from Tom Ford and Estée Lauder driven by higher net sales, as well as incremental operating income from our fiscal 2017 second quarter acquisitions.  Partially offsetting this increase were lower results from Smashbox and Clinique, reflecting a decrease in net sales, primarily in the United States.

Fragrance

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$87	$72
$ Change from prior-year period	15
% Change from prior-year period	21%

Reported fragrance operating income increased, reflecting higher results from Jo Malone London and Tom Ford primarily due to higher net sales, as well as disciplined expense management.  Partially offsetting these higher results were lower results from our designer fragrances and Estée Lauder as a result of lower net sales.

Hair Care

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$15	$13
$ Change from prior-year period	2
% Change from prior-year period	15%

Reported hair care operating income increased primarily due to disciplined expense management.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Americas

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$100	$63
$ Change from prior-year period	37
% Change from prior-year period	59%

Reported operating income in the Americas increased, primarily reflecting disciplined expense management, as well as incremental operating results from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA.  Partially offsetting the higher results were lower results from M•A•C and Clinique due to a decrease in net sales.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$346	$256
$ Change from prior-year period	90
% Change from prior-year period	35%

In Europe, the Middle East & Africa, reported operating income increased, primarily due to higher results from our travel retail business and, to a lesser extent, France, of approximately $115 million, combined.  The higher results in our travel retail business reflected the increase in net sales.  The increased operating results in France were primarily due to the timing of advertising campaigns that are expected to occur later in the fiscal year.  These higher results were partially offset by lower results in Switzerland, the Balkans and the Middle East of approximately $21 million, combined.  The lower results in Switzerland were due to an unfavorable comparison to the prior-year period gain on the sale of property, plant and equipment.  The lower results in the Balkans reflected higher store operating costs related to targeted expanded consumer reach and the lower results in the Middle East were due to a decrease in net sales.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2017	2016

As Reported:
Operating Income	$160	$130
$ Change from prior-year period	30
% Change from prior-year period	23%

Reported operating income increased in Asia/Pacific, reflecting higher results in China and Hong Kong of approximately $33 million, combined, driven by net sales growth.  These higher results were partially offset by lower results in Japan and, to a lesser extent, the Philippines, of approximately $5 million, combined, due to lower net sales.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2017	2016
Interest expense	$31	$21
Interest income and investment income, net	$12	$6

Interest expense increased as compared with the prior-year period, primarily due to higher short- and long-term debt levels.  Interest and investment income, net increased primarily due to an increase in interest rates and higher cash balances.

PROVISION FOR INCOME TAXES

The provision for income taxes represents U.S. federal, foreign, state and local income taxes.  The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of share-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of share-based compensation and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

	Three Months Ended September 30
	2017	2016
Effective rate for income taxes	21.7%	26.6%
Basis-point change from the prior-year period	(490)

The effective rate for income taxes was 21.7% and 26.6% for the three months ended September 30, 2017 and 2016, respectively.  The decrease in the effective tax rate was primarily attributable to the favorable impact of the adoption of new accounting guidance issued by the Financial Accounting Standards Board (“FASB”) related to share-based compensation awards. The impact of the new guidance resulted in a $23 million benefit to our income tax provision (approximately 420 basis points). For further discussion of the adoption, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies - Recently Adopted Accounting Standards.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2017	2016

As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$427	$294
$ Change from prior-year period	133
% Change from prior-year period	45%
Diluted net earnings per common share	$1.14	$.79
% Change from prior-year period	44%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and changes in fair value of contingent consideration	42%

(a) See “Reconciliations of Non-GAAP Financial Measures” on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities, the changes in the fair value of contingent consideration and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  Certain information in the prior-year periods have been restated to conform to current period presentation.

					% Change
	Three Months Ended				in
	September 30			%	Constant
($ in millions)	2017	2016	Variance	Change	Currency
Net Sales, as reported	$3,274	$2,865	$409	14%	14%
Returns associated with restructuring and other activities	—	2	(2)
Net Sales, as adjusted	$3,274	$2,867	$407	14%	13%

					% Change
	Three Months Ended				in
	September 30			%	Constant
($ in millions)	2017	2016	Variance	Change	Currency
Operating Income, as reported	$568	$418	$150	36%	34%
Charges associated with restructuring and other activities	38	31	7
Changes in fair value of contingent consideration	1	4	(3)
Operating Income, as adjusted	$607	$453	$154	34%	32%

					% Change
	Three Months Ended				in
	September 30			%	Constant
	2017	2016	Variance	Change	Currency
Diluted net earnings per common share, as reported	$1.14	$.79	$.35	44%	43%
Charges associated with restructuring and other activities	.07	.05	.02
Changes in fair value of contingent consideration	—	.01	(.01)
Diluted net earnings per common share, as adjusted	$1.21	$.85	$.36	42%	41%

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

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Three months ended September 30, 2017	Three months ended September 30, 2016	Variance	Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$1,275	$1,102	$173	$(8)	$165	16%	15%
Makeup	1,372	1,166	206	(9)	197	18	17
Fragrance	476	442	34	(5)	29	8	7
Hair Care	136	136	—	—	—	—	—
Other	15	21	(6)	—	(6)	(29)	(29)
	3,274	2,867	407	(22)	385	14	13
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$3,274	$2,865	$409	$(22)	$387	14%	14%

By Region:
The Americas	$1,329	$1,233	$96	$(5)	$91	8%	7%
Europe, the Middle East & Africa	1,258	1,044	214	(22)	192	20	18
Asia/Pacific	687	590	97	5	102	16	17
	3,274	2,867	407	(22)	385	14	13
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$3,274	$2,865	$409	$(22)	$387	14%	14%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2017, we had cash and cash equivalents of $1,444 million compared with $1,136 million at June 30, 2017.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at September 30, 2017 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations.  If these indefinitely reinvested earnings were repatriated into the United States as dividends, we would be subject to additional taxes.

THE ESTÉE LAUDER COMPANIES INC.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 25, 2017, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2017, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	497	—	497
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	251	—	251
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	444	—	444
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	498	—	498
Commercial paper that matures through November 2017 (1.19% average interest rate)	—	530	530
Other borrowings	6	22	28
	$3,383	$552	$3,935

(1)             Consists of $500 million principal, net unamortized debt discount of $1 million and debt issuance costs of $5 million.

(2)             Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $5 million.

(3)             Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.

(4)             Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.

(5)             Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.

(6)             Consists of $500 million principal and debt issuance costs of $3 million.

(7)             Consists of $250 million principal, a $2 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(8)             Consists of $450 million principal, a $4 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(9)             Consists of $500 million principal and debt issuance costs of $2 million.

(10)        The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

As of October 25, 2017, we had approximately $616 million of commercial paper outstanding, which we may refinance or pay as it matures.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 45% at September 30, 2017 and June 30, 2017.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

	Three Months Ended September 30
(In millions)	2017	2016
Net cash provided by (used for) operating activities	$93	$(150)
Net cash provided by (used for) investing activities	$36	$(66)
Net cash provided by (used for) financing activities	$173	$(36)

The change in net cash flows from operations primarily reflected an increase in net earnings, higher advertising and promotional accruals and a change in legal accruals in the prior-year period.  These increases were partially offset by an increase in accounts receivable, reflecting the timing of shipments and collections.

The change in net cash flows from investing activities primarily reflected higher proceeds, net of purchases, of investments in connection with our cash investment strategy, partially offset by an increase in capital expenditures, primarily related to counters.

The change in net cash flows from financing activities primarily reflected lower treasury stock purchases and higher commercial paper borrowings.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2017, see Notes to Consolidated Financial Statements, Note 11 — Equity.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $59 million and $26 million as of September 30, 2017 and June 30, 2017, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $31 million and $34 million as of September 30, 2017 and June 30, 2017, respectively.

THE ESTÉE LAUDER COMPANIES INC.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Since June 30, 2017, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption Liquidity and Capital Resources - Market Risk and is incorporated herein by reference.

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2017	265,000	$96.04	265,000	14,186,913
August 2017	285,450	101.93	268,554	13,918,359
September 2017	526,550	108.19	423,544	13,494,815
	1,077,000	103.54	957,098

(1)          Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)          The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

Subsequent to September 30, 2017 and as of October 25, 2017, we purchased approximately 0.4 million additional shares of our Class A Common Stock for $41 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
10.1	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (SEC File No. 1-14064). †
10.2	Summary of Compensation for Non-Employee Directors of the Company (SEC File No. 1-14064). †
10.3

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 1.800% Senior Notes due 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

10.4	Global Note for 1.800% Senior Notes due 2020 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*
10.5

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

10.6	Global Note for 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*
10.7

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

10.8	Global Note for 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*
31.1	Certification pursuant to Rule 13a-14(a) (CEO).
31.2	Certification pursuant to Rule 13a-14(a) (CFO).
32.1	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: November 1, 2017	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)