Form 10-Q
period 2017-12-31
ESTEE LAUDER COMPANIES INC
filed 2018-02-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

At January 26, 2018, 224,557,656 shares of the registrant’s Class A Common Stock, $.01 par value, and 143,219,528 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2017	2016	2017	2016

Net Sales	$3,744	$3,208	$7,018	$6,073
Cost of Sales	753	637	1,464	1,233

Gross Profit	2,991	2,571	5,554	4,840

Operating Expenses
Selling, general and administrative	2,214	1,917	4,175	3,742
Restructuring and other charges	67	37	101	63
Total operating expenses	2,281	1,954	4,276	3,805

Operating Income	710	617	1,278	1,035

Interest expense	32	22	63	43
Interest income and investment income, net	12	5	24	11
Earnings before Income Taxes	690	600	1,239	1,003

Provision for income taxes	565	170	684	277
Net Earnings	125	430	555	726

Net earnings attributable to noncontrolling interests	(2)	(2)	(5)	(4)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$123	$428	$550	$722

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.33	$1.17	$1.49	$1.97
Diluted	$.33	$1.15	$1.46	$1.94

Weighted-average common shares outstanding
Basic	368.7	366.9	368.5	366.7
Diluted	376.1	372.6	375.7	372.9

Cash dividends declared per common share	$.38	$.34	$.72	$.64

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2017	2016	2017	2016

Net earnings	$125	$430	$555	$726

Other comprehensive income (loss):
Net unrealized investment loss	(6)	(7)	(7)	(11)
Net derivative instrument gain (loss)	4	40	(5)	34
Amounts included in net periodic benefit cost	5	8	10	16
Translation adjustments	28	(114)	82	(113)
Provision for deferred income taxes on components of other comprehensive income	(3)	(18)	(2)	(19)
Total other comprehensive income (loss)	28	(91)	78	(93)
Comprehensive income	153	339	633	633

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(2)	(5)	(4)
Translation adjustments	—	—	(1)	(1)
	(2)	(2)	(6)	(5)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$151	$337	$627	$628

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
(In millions, except share data)	2017	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,105	$1,136
Short-term investments	394	605
Accounts receivable, net	1,699	1,395
Inventory and promotional merchandise, net	1,445	1,479
Prepaid expenses and other current assets	332	349
Total current assets	5,975	4,964

Property, Plant and Equipment, net	1,728	1,671

Other Assets
Long-term investments	1,112	1,026
Goodwill	1,924	1,916
Other intangible assets, net	1,304	1,327
Other assets	561	664
Total other assets	4,901	4,933
Total assets	$12,604	$11,568

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$413	$189
Accounts payable	738	835
Other accrued liabilities	2,252	1,799
Total current liabilities	3,403	2,823

Noncurrent Liabilities
Long-term debt	3,374	3,383
Other noncurrent liabilities	1,238	960
Total noncurrent liabilities	4,612	4,343

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2017 and June 30, 2017; shares issued: 433,719,446 at December 31, 2017 and 429,968,260 at June 30, 2017; Class B shares authorized: 304,000,000 at December 31, 2017 and June 30, 2017; shares issued and outstanding: 143,219,528 at December 31, 2017 and 143,762,288 at June 30, 2017	6	6
Paid-in capital	3,773	3,559
Retained earnings	8,733	8,452
Accumulated other comprehensive loss	(407)	(484)
	12,105	11,533
Less: Treasury stock, at cost; 208,865,503 Class A shares at December 31, 2017 and 205,627,082 Class A shares at June 30, 2017	(7,540)	(7,149)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,565	4,384
Noncontrolling interests	24	18
Total equity	4,589	4,402
Total liabilities and equity	$12,604	$11,568

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
(In millions)	2017	2016

Cash Flows from Operating Activities
Net earnings	$555	$726
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	256	218
Deferred income taxes	106	(55)
Non-cash stock-based compensation	132	134
Excess tax benefits from stock-based compensation arrangements	—	(14)
Net loss (gain) on disposal of property, plant and equipment	7	(7)
Non-cash restructuring and other charges	1	3
Pension and post-retirement benefit expense	35	39
Pension and post-retirement benefit contributions	(14)	(10)
Changes in fair value of contingent consideration	3	4
Other non-cash items	(9)	(8)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(281)	(243)
Decrease in inventory and promotional merchandise, net	66	78
Decrease (increase) in other assets, net	12	(32)
Decrease in accounts payable	(111)	(143)
Increase in other accrued and noncurrent liabilities	692	134
Net cash flows provided by operating activities	1,450	824

Cash Flows from Investing Activities
Capital expenditures	(263)	(208)
Payments for acquired businesses, net of cash acquired	(11)	(1,690)
Proceeds from the disposition of investments	609	637
Purchases of investments	(479)	(478)
Proceeds from sale of property, plant and equipment	—	12
Net cash flows used for investing activities	(144)	(1,727)

Cash Flows from Financing Activities
Proceeds of current debt, net	222	1,817
Repayments and redemptions of long-term debt	(1)	(3)
Net proceeds from stock-based compensation transactions	83	41
Excess tax benefits from stock-based compensation arrangements	—	14
Payments to acquire treasury stock	(398)	(363)
Dividends paid to stockholders	(267)	(236)
Payments to noncontrolling interest holders for dividends	(1)	—
Net cash flows provided by (used for) financing activities	(362)	1,270

Effect of Exchange Rate Changes on Cash and Cash Equivalents	25	(19)
Net Increase in Cash and Cash Equivalents	969	348
Cash and Cash Equivalents at Beginning of Period	1,136	914
Cash and Cash Equivalents at End of Period	$2,105	$1,262

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Descriptions of these policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.  See Income Taxes for additional discussion regarding tax legislation enacted by the U.S. government in December 2017, the impact of which may affect the estimates and assumptions used to determine the expected future tax consequences of events recognized in the Company’s consolidated financial statements.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $30 million and $(120) million, net of tax, during the three months ended December 31, 2017 and 2016, respectively, and $84 million and $(120) million, net of tax, during the six months ended December 31, 2017 and 2016, respectively.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(17) million and $1 million during the three months ended December 31, 2017 and 2016, respectively, and $(35) million and $6 million during the six months ended December 31, 2017 and 2016, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $38 million and $30 million as of December 31, 2017 and June 30, 2017, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business.  The Company grants credit to qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.  The Company does not have any customers that represent 10% or greater of its consolidated net sales or accounts receivable in each period presented.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	December 31	June 30
(In millions)	2017	2017
Raw materials	$315	$334
Work in process	157	194
Finished goods	786	762
Promotional merchandise	187	189
	$1,445	$1,479

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

Property, Plant and Equipment

	December 31	June 30
(In millions)	2017	2017
Assets (Useful Life)
Land	$29	$30
Buildings and improvements (10 to 40 years)	197	192
Machinery and equipment (3 to 10 years)	700	668
Computer hardware and software (4 to 15 years)	1,160	1,115
Furniture and fixtures (5 to 10 years)	105	96
Leasehold improvements	2,117	1,918
	4,308	4,019
Less accumulated depreciation and amortization	(2,580)	(2,348)
	$1,728	$1,671

The cost of assets related to projects in progress of $184 million and $183 million as of December 31, 2017 and June 30, 2017, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $114 million and $108 million during the three months ended December 31, 2017 and 2016, respectively, and $226 million and $210 million during the six months ended December 31, 2017 and 2016, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the TCJA”). The TCJA includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes in the current-year period.  These impacts primarily consist of the following:

•                  A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which will result in a fiscal 2018 U.S. blended statutory income tax rate for the Company of 28%.

•                  A one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”), which may be paid over an eight-year period.

•                  The remeasurement of U.S. net deferred tax assets as of the enactment date.

On December 22, 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance that companies should apply each reporting period related to the income tax effects of the TCJA. SAB 118 provides that companies (i) should record the effects of the changes from the TCJA for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the TCJA for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the TCJA, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017.  In addition, SAB 118 establishes a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

The Company recorded a provisional charge for the Transition Tax of $325 million as a discrete item in the provision for income taxes for the three and six months ended December 31, 2017.  Of this amount, $39 million and $286 million are included in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet as of December 31, 2017.  The Transition Tax recorded is provisional pending the finalization of earnings estimates of the Company’s foreign subsidiaries.

As a result of the reduction in the U.S. corporate tax rate, the Company remeasured its U.S. net deferred tax assets as of the enactment date and recognized a provisional charge of $51 million as a discrete item in the provision for income taxes for the three and six months ended December 31, 2017, which is a reduction in net deferred tax assets and is included in Other assets in the accompanying consolidated balance sheet as of December 31, 2017.  The measurement of U.S. net deferred tax assets is provisional as the final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.

In addition, as a result of the Transition Tax on unremitted foreign earnings, the Company now expects to repatriate certain foreign earnings, which will be subject to foreign withholding taxes.  Accordingly, the Company recorded a provisional charge of $18 million for the foreign withholding taxes as a discrete item in the provision for income taxes for the three and six months ended December 31, 2017 as a net deferred tax liability. This amount is a reduction in net deferred tax assets and is included in Other assets in the accompanying consolidated balance sheet as of December 31, 2017.  This charge is provisional due to uncertainty at this time related to the U.S. tax treatment of such foreign withholding taxes.

The Company is continuing to analyze the impact of the TCJA.  Adjustments to the provisional charges will be recorded as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable and/or the accounting is complete.  Such adjustments may result from, among other things, future guidance, interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and/or various tax jurisdictions.  The Company will complete its analysis no later than December 22, 2018.

There are other potential impacts under the TCJA which are not effective for the Company until fiscal 2019.  These primarily include a new minimum tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and the foreign derived intangibles income (“FDII”) provisions.  The Company has not recorded any impact associated with these provisions at this time.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective rate for income taxes was 81.9% and 28.3% for the three months ended December 31, 2017 and 2016, respectively.  This increase was primarily attributable to the Transition Tax of approximately 4,710 basis points, the remeasurement of U.S. net deferred tax assets of approximately 740 basis points, and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation of approximately 260 basis points, with each resulting from the enactment of the TCJA.  Partially offsetting this increase was approximately 350 basis points, primarily reflecting a favorable geographic mix of earnings, as well as a favorable impact of the reduced U.S. statutory tax rate.

The effective rate for income taxes was 55.2% and 27.6% for the six months ended December 31, 2017 and 2016, respectively.  This increase was primarily attributable to the Transition Tax of approximately 2,620 basis points, the remeasurement of U.S. net deferred tax assets of approximately 410 basis points, and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation of approximately 150 basis points, with each resulting from the enactment of the TCJA.  Partially offsetting this increase was approximately 420 basis points, primarily reflecting a favorable impact of excess tax benefits related to share-based compensation awards, a favorable geographic mix of earnings, as well as a favorable impact of the reduced U.S. statutory tax rate.

As of December 31, 2017 and June 30, 2017, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $66 million and $68 million, respectively.  The total amount of unrecognized tax benefits at December 31, 2017 that, if recognized, would affect the effective tax rate was $46 million. The total gross accrued interest and penalty expense related to unrecognized tax benefits during the three months ended December 31, 2017 in the accompanying consolidated statement of earnings was $1 million.  During the six months ended December 31, 2107, the Company recognized a gross interest and penalty benefit of $2 million in the accompanying consolidated statement of earnings. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2017 and June 30, 2017 was $10 million and $13 million, respectively.  On the basis of the information available as of December 31, 2017, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next twelve months.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2017	2017
Advertising, merchandising and sampling	$466	$319
Employee compensation	427	522
Payroll and other taxes	309	190
Accrued income taxes	229	169
Other	821	599
	$2,252	$1,799

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective for the Company — Fiscal 2018 first quarter.

Impact on consolidated financial statements — As a result of the adoption of this guidance, during the three and six months ended December 31, 2017, the Company recognized $1 million and $24 million, respectively, of excess tax benefits as a reduction to the provision for income taxes in its consolidated statements of earnings.  Additionally, upon adoption the Company has included these excess tax benefits in cash flows from operating activities in the net earnings caption and will continue to classify cash paid for withholding shares for tax-withholding purposes in cash flows from financing activities.  This guidance was applied prospectively and prior-year periods have not been adjusted for these changes.  The Company will also continue to accrue for estimated forfeitures each quarter. Finally, as the Company has no outstanding awards classified as a liability due to withholding excess taxes, there was no impact to the Company’s consolidated balance sheets related to the adoption of that portion of the guidance.

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

Effective for the Company — Fiscal 2020 first quarter, with early adoption permitted in any interim period.  The guidance must be applied:

•                  using the modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption; and

•                  prospectively for the presentation and disclosure requirements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2016, the FASB issued authoritative guidance to reflect the SEC Staff’s rescission of its prior comments that covered, among other things, accounting for shipping and handling costs and accounting for consideration given by a vendor to a customer.

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

Impact on consolidated financial statements — The Company will apply all of this new guidance when it becomes effective in fiscal 2019 using the modified retrospective adoption method.  Although the Company has not yet completed its evaluation, it has preliminarily determined that certain promotional goods, such as samples and testers, will be reclassified from Selling, general and administrative expenses to Cost of Sales in the consolidated financial statements upon adoption.  The Company has assessed its third-party retailer arrangements and noted that upon adoption of the new revenue recognition standard, the Company will have a change in the classification of certain payments to customers as well as a change in the timing of certain accruals for variable consideration.  Additionally, the Company’s customer loyalty programs, which have historically been accounted for under the incremental cost approach, will be accounted for as a reduction of revenue based on the fair value of estimated future redemptions when the obligation is created (i.e. upon sale of the product to the consumer).  Furthermore, the Company is continuing to assess the impact that its promotional goods and loyalty programs will have on the timing of revenue recognition upon adoption.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVESTMENTS

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of December 31, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$443	$—	$(4)	$439
Foreign government and agency securities	116	—	(1)	115
Corporate notes and bonds	509	—	(3)	506
Time deposits	280	—	—	280
Other securities	16	—	—	16
Total	$1,364	$—	$(8)	$1,356

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$464	$2	$(2)	$464
Foreign government and agency securities	103	—	(1)	102
Corporate notes and bonds	506	—	(1)	505
Time deposits	410	—	—	410
Other securities	16	1	—	17
Total	$1,499	$3	$(4)	$1,498

The following table presents the Company’s available-for-sale securities by contractual maturity as of December 31, 2017:

(In millions)	Cost	Fair Value
Due within one year	$394	$394
Due after one through five years	970	962
	$1,364	$1,356

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2017:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$696	$(4)	$326	$(4)

Gross gains and losses on sales of investments included in the consolidated statements of earnings were not material for all periods presented.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $166 million and $151 million for the three months ended December 31, 2017 and 2016, respectively, and were $296 million and $332 million for the six months ended December 31, 2017 and 2016, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2017
Goodwill	$184	$1,176	$255	$393	$2,008
Accumulated impairments	(35)	—	(22)	(35)	(92)
	149	1,176	233	358	1,916

Goodwill acquired during the period	—	4	—	—	4
Translation adjustments	—	—	3	1	4
	—	4	3	1	8

Balance as of December 31, 2017
Goodwill	186	1,180	258	394	2,018
Accumulated impairments	(37)	—	(22)	(35)	(94)
	$149	$1,180	$236	$359	$1,924

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	December 31, 2017			June 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$697	$305	$392	$696	$279	$417
License agreements	43	43	—	43	43	—
	$740	$348	392	$739	$322	417
Non-amortizable intangible assets:
Trademarks and other			912			910
Total intangible assets			$1,304			$1,327

The aggregate amortization expense related to amortizable intangible assets was $12 million and $5 million for the three months ended December 31, 2017 and 2016, respectively, and was $25 million and $9 million for the six months ended December 31, 2017 and 2016, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2018 and for each of fiscal 2019 to 2022 is $27 million, $51 million, $44 million, $43 million and $42 million, respectively.

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.  The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through December 31, 2017, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.  In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through December 31, 2017, some of which were recorded during fiscal 2018, 2017 and 2016, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Six months ended December 31, 2017	—	4	75	36	115
Cumulative through December 31, 2017	$15	$42	$294	$225	$576

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the above table, cumulative restructuring initiatives approved by the Company through December 31, 2017 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Six months ended December 31, 2017	74	—	—	1	75
Cumulative through December 31, 2017	$275	$4	$5	$10	$294

During the six months ended December 31, 2017, the Company continued to approve initiatives to enhance its go-to-market support structures and optimize select corporate functions.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services primarily related to the implementation and integration of new processes and technologies and, to a lesser extent, other costs for temporary labor backfill and training and recruitment related to the new capabilities.  The Company also continued to approve consulting fees and implementation costs for an initiative related to supply chain planning activities.

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Six months ended December 31, 2017	—	6	53	48	107
Cumulative through December 31, 2017	$3	$21	$250	$126	$400

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Six months ended December 31, 2017	51	1	—	1	53
Cumulative through December 31, 2017	$241	$4	$2	$3	$250

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges from Program inception through December 31, 2017 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	51	1	—	1	53
Cash payments	(38)	—	—	(1)	(39)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	2	—	—	—	2
Balance at December 31, 2017	$165	$—	$—	$—	$165

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at December 31, 2017 are expected to result in cash expenditures funded from cash provided by operations of approximately $67 million, $72 million, $23 million and $3 million for the remainder of fiscal 2018 and for each of fiscal 2019, 2020 and 2021, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2017	June 30 2017	Balance Sheet Location	December 31 2017	June 30 2017
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$5	$7	Other accrued liabilities	$46	$44
Interest rate swap contracts	Prepaid expenses and other current assets	—	3	Other accrued liabilities	11	3

Total Derivatives Designated as Hedging Instruments		5	10		57	47

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	3	3	Other accrued liabilities	2	2

Total Derivatives		$8	$13		$59	$49

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended December 31		from AOCI into Earnings	Three Months Ended December 31
(In millions)	2017	2016	(Effective Portion)	2017	2016
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(9)	$45	Cost of sales	$(7)	$4
			Selling, general and administrative	(7)	12
Interest rate-related derivatives	—	11	Interest expense	1	—
Total derivatives	$(9)	$56		$(13)	$16

(1) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing and the amount related to the ineffective portion of the hedging relationships was not material for all periods presented.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Six Months Ended December 31		from AOCI into Earnings	Six Months Ended December 31
(In millions)	2017	2016	(Effective Portion)	2017	2016
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(27)	$48	Cost of sales	$(12)	$6
			Selling, general and administrative	(11)	19
Interest rate-related derivatives	—	11	Interest expense	1	—
Total derivatives	$(27)	$59		$(22)	$25

(1) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing and the amount related to the ineffective portion of the hedging relationships was not material for all periods presented.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2017	2016	2017	2016
Derivatives in Fair Value Hedging Relationships
Interest rate swap contracts	Interest expense	$(9)	$(17)	$(11)	$(22)

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Selling, general and administrative	$1	$4	$—	$1

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of December 2019.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of December 31, 2017, the Company’s foreign currency cash-flow hedges were highly effective.

At December 31, 2017, the Company had foreign currency forward contracts in the amount of $3,208 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the British pound ($521 million), Euro ($478 million), Swiss franc ($474 million), Hong Kong dollar ($334 million), Canadian dollar ($171 million), Japanese yen ($144 million), and Chinese yuan ($143 million).

The estimated net loss on the Company’s derivative instruments designated as cash-flow hedges as of December 31, 2017 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $24 million.  The accumulated net loss on derivative instruments in AOCI was $9 million and $4 million as of December 31, 2017 and June 30, 2017, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $8 million at December 31, 2017.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$8	$—	$8
Available-for-sale securities:
U.S. government and agency securities	—	439	—	439
Foreign government and agency securities	—	115	—	115
Corporate notes and bonds	—	506	—	506
Time deposits	—	280	—	280
Other securities	—	16	—	16
Total	$—	$1,364	$—	$1,364

Liabilities:
Foreign currency forward contracts	$—	$48	$—	$48
Interest rate swap contracts	—	11	—	11
Contingent consideration	—	—	142	142
Total	$—	$59	$142	$201

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$10	$—	$10
Interest rate swap contracts	—	3	—	3
Available-for-sale securities:
U.S. government and agency securities	—	464	—	464
Foreign government and agency securities	—	102	—	102
Corporate notes and bonds	—	505	—	505
Time deposits	—	410	—	410
Other securities	—	17	—	17
Total	$—	$1,511	$—	$1,511

Liabilities:
Foreign currency forward contracts	$—	$46	$—	$46
Interest rate swap contracts	—	3	—	3
Contingent consideration	—	—	139	139
Total	$—	$49	$139	$188

The estimated fair values of the Company’s financial instruments are as follows:

	December 31		June 30
	2017		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,105	$2,105	$1,136	$1,136
Available-for-sale securities	1,356	1,356	1,498	1,498
Current and long-term debt	3,787	4,034	3,572	3,759
Additional purchase price payable	38	38	38	38
Contingent consideration	142	142	139	139

Derivatives
Foreign currency forward contracts — asset (liability), net	(40)	(40)	(36)	(36)
Interest rate swap contracts — asset (liability), net	(11)	(11)	—	—

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at December 31, 2017:

Risk-adjusted discount rate	2.1% to 2.5%
Revenue volatility	3.4% to 7.5%
Asset volatility	22.0% to 24.1%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	80.0%
Revenue discount rates	3.4% to 5.3%
Earnings before income tax, depreciation and amortization discount rates	12.4% to 13.8%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of the contingent consideration obligations for the six months ended December 31, 2017 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2017	$139
Changes in fair value	3
Contingent consideration at December 31, 2017	$142

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

The components of net periodic benefit cost for the three months ended December 31, 2017 and 2016 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2017	2016	2017	2016	2017	2016
Service cost	$9	$9	$8	$7	$—	$1
Interest cost	8	7	3	3	1	1
Expected return on plan assets	(13)	(13)	(4)	(4)	—	—
Amortization of:
Prior service cost	—	—	—	1	1	—
Actuarial loss	3	4	1	2	—	1
Net periodic benefit cost	$7	$7	$8	$9	$2	$3

The components of net periodic benefit cost for the six months ended December 31, 2017 and 2016 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2017	2016	2017	2016	2017	2016
Service cost	$18	$18	$15	$14	$1	$2
Interest cost	16	15	6	6	3	3
Expected return on plan assets	(26)	(26)	(7)	(8)	(1)	(1)
Amortization of:
Prior service cost	—	1	—	1	1	—
Actuarial loss	7	8	2	5	—	1
Net periodic benefit cost	$15	$16	$16	$18	$4	$5

During the six months ended December 31, 2017, the Company made contributions to its international pension plans totaling $8 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2017	2017
Other assets	$98	$100
Other accrued liabilities	(28)	(28)
Other noncurrent liabilities	(410)	(397)
Funded status	(340)	(325)
Accumulated other comprehensive loss	318	325
Net amount recognized	$(22)	$—

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

NOTE 9 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return (“TSR”), long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2017	2016	2017	2016
Compensation expense	$75	$46	$132	$134
Income tax benefit	9	15	28	44

Beginning with September 2017 grants, the equity award agreements for employee equity grants contain a new provision regarding award forfeiture, the effect of which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months) rather than at the date of grant.

Stock Options

During the six months ended December 31, 2017, the Company granted approximately 2.1 million stock options with an exercise price per share of $108.20 and a weighted-average grant date fair value per share of $27.76. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2017 was $122 million.

Restricted Stock Units

The Company granted approximately 1.2 million RSUs during the six months ended December 31, 2017 with a weighted-average grant date fair value per share of $107.93 which, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2019, 0.5 million in fiscal 2020 and 0.3 million in fiscal 2021.  Vesting of RSUs granted is generally subject to the continued employment or retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the six months ended December 31, 2017, the Company granted PSUs with a target payout of approximately 0.2 million shares with a grant date fair value per share of $107.95, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2020, all subject to continued employment or retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2017	2016	2017	2016
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$123	$428	$550	$722

Denominator:
Weighted-average common shares outstanding — Basic	368.7	366.9	368.5	366.7
Effect of dilutive stock options	5.1	3.7	4.8	4.0
Effect of PSUs	0.3	0.2	0.2	0.2
Effect of RSUs	2.0	1.8	2.2	2.0
Weighted-average common shares outstanding — Diluted	376.1	372.6	375.7	372.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.33	$1.17	$1.49	$1.97
Diluted	.33	1.15	1.46	1.94

As of December 31, 2017 and 2016, outstanding options to purchase 2.0 million and 2.5 million shares, respectively, of Class A Common Stock were not included in the computation of diluted EPS because their inclusion would be anti-dilutive.  As of December 31, 2017 and 2016, 1.2 million shares and 0.8 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance at June 30, 2017	$6	$3,559	$8,452	$(484)	$(7,149)	$4,384	$18	$4,402
Net earnings	—	—	550	—	—	550	5	555
Common stock dividends	—	2	(269)	—	—	(267)	—	(267)
Other comprehensive income	—	—	—	77	—	77	1	78
Acquisition of treasury stock	—	—	—	—	(330)	(330)	—	(330)
Stock-based compensation	—	212	—	—	(61)	151	—	151
Balance at December 31, 2017	$6	$3,773	$8,733	$(407)	$(7,540)	$4,565	$24	$4,589

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2017:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2017	August 31, 2017	September 15, 2017	$.34
October 31, 2017	November 30, 2017	December 15, 2017	$.38

On February 1, 2018, a dividend was declared in the amount of $.38 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on March 15, 2018 to stockholders of record at the close of business on February 28, 2018.

Common Stock

During the six months ended December 31, 2017, the Company purchased approximately 3.5 million shares of its Class A Common Stock for $398 million.

During the six months ended December 31, 2017, approximately 0.5 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2017:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments	Total
Balance at June 30, 2017	$(1)	$(3)	$(213)		$(267)	$(484)
OCI before reclassifications	(7)	(19)	(3	)(1)	84	55
Amounts reclassified from AOCI	—	15	7		—	22
Net current-period OCI	(7)	(4)	4		84	77
Balance at December 31, 2017	$(8)	$(7)	$(209)		$(183)	$(407)

(1) Consists of foreign currency translation losses.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2017 and 2016:

	Amount Reclassified from AOCI
	Three Months Ended December 31		Six Months Ended December 31		Affected Line Item in Consolidated Statement of Earnings
(In millions)	2017	2016	2017	2016
Gain (Loss) on Investments
Gain (loss) on investments	$—	$—	$—	$1	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	—	—	Provision for income taxes
	$—	$—	$—	$1	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$(7)	$4	$(12)	$6	Cost of sales
Foreign currency forward contracts	(7)	12	(11)	19	Selling, general and administrative
Interest rate-related derivatives	1	—	1	—	Interest expense
	(13)	16	(22)	25	Earnings before income taxes
Benefit (provision) for deferred taxes	4	(6)	7	(9)	Provision for income taxes
	$(9)	$10	$(15)	$16	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$(1)	$(1)	$(1)	$(2)	(1)
Amortization of actuarial loss	(4)	(7)	(9)	(14)	(1)
	(5)	(8)	(10)	(16)	Earnings before income taxes
Benefit (provision) for deferred taxes	1	3	3	5	Provision for income taxes
	$(4)	$(5)	$(7)	$(11)	Net earnings
Total reclassification adjustments, net	$(13)	$5	$(22)	$6	Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2017 and 2016 is as follows:

(In millions)	2017	2016
Cash:
Cash paid during the period for interest	$65	$48
Cash paid during the period for income taxes	$129	$213

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$4	$6
Property, plant and equipment accrued but unpaid	$34	$30

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2017	2016	2017	2016
PRODUCT CATEGORY DATA

Net Sales:
Skin Care	$1,494	$1,248	$2,769	$2,350
Makeup	1,515	1,306	2,887	2,472
Fragrance	565	497	1,041	939
Hair Care	144	137	280	273
Other	26	20	41	41
	3,744	3,208	7,018	6,075
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,744	$3,208	$7,018	$6,073

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$453	$351	$779	$563
Makeup	219	221	395	370
Fragrance	85	69	172	141
Hair Care	17	13	32	26
Other	5	4	7	7
	779	658	1,385	1,107
Reconciliation:
Charges associated with restructuring and other activities	(69)	(41)	(107)	(72)
Interest expense	(32)	(22)	(63)	(43)
Interest income and investment income, net	12	5	24	11
Earnings before income taxes	$690	$600	$1,239	$1,003

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,308	$1,242	$2,637	$2,475
Europe, the Middle East & Africa	1,562	1,307	2,820	2,351
Asia/Pacific	874	659	1,561	1,249
	3,744	3,208	7,018	6,075
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,744	$3,208	$7,018	$6,073

Operating Income (Loss):
The Americas	$98	$86	$198	$149
Europe, the Middle East & Africa	463	412	809	668
Asia/Pacific	218	160	378	290
	779	658	1,385	1,107
Charges associated with restructuring and other activities	(69)	(41)	(107)	(72)
Operating Income	$710	$617	$1,278	$1,035

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2017 and 2016, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2017	2016	2017	2016
NET SALES
By Product Category:
Skin Care	$1,494	$1,248	$2,769	$2,350
Makeup	1,515	1,306	2,887	2,472
Fragrance	565	497	1,041	939
Hair Care	144	137	280	273
Other	26	20	41	41
	3,744	3,208	7,018	6,075
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,744	$3,208	$7,018	$6,073

By Region:
The Americas	$1,308	$1,242	$2,637	$2,475
Europe, the Middle East & Africa	1,562	1,307	2,820	2,351
Asia/Pacific	874	659	1,561	1,249
	3,744	3,208	7,018	6,075
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,744	$3,208	$7,018	$6,073

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$453	$351	$779	$563
Makeup	219	221	395	370
Fragrance	85	69	172	141
Hair Care	17	13	32	26
Other	5	4	7	7
	779	658	1,385	1,107
Charges associated with restructuring and other activities	(69)	(41)	(107)	(72)
Operating Income	$710	$617	$1,278	$1,035

By Region:
The Americas	$98	$86	$198	$149
Europe, the Middle East & Africa	463	412	809	668
Asia/Pacific	218	160	378	290
	779	658	1,385	1,107
Charges associated with restructuring and other activities	(69)	(41)	(107)	(72)
Operating Income	$710	$617	$1,278	$1,035

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.1	19.9	20.9	20.3
Gross profit	79.9	80.1	79.1	79.7

Operating expenses:
Selling, general and administrative	59.2	59.8	59.4	61.6
Restructuring and other charges	1.7	1.1	1.5	1.1
Total operating expenses	60.9	60.9	60.9	62.7

Operating income	19.0	19.2	18.2	17.0
Interest expense	0.9	0.7	0.9	0.7
Interest income and investment income, net	0.3	0.2	0.3	0.2

Earnings before income taxes	18.4	18.7	17.6	16.5
Provision for income taxes	15.1	5.3	9.7	4.6

Net earnings	3.3	13.4	7.9	11.9
Net earnings attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	3.3%	13.3%	7.8%	11.8%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, merchandising and sampling, and phase out existing products that no longer meet the needs of our consumers or our objectives.  The economics of developing, producing, launching, distributing, supporting and discontinuing products impact our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.

Overview

We believe the best way to increase stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences.  We are guided by our long-term strategy, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions that are designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to continue building upon and leveraging our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.  Elements of our strategy are described in the Overview on pages 24-28 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as well as below.

During the second quarter of fiscal 2018, we continued to build global net sales momentum, fueled by our multiple engines of growth.  Net sales grew 17% as compared with the prior-year period, led by our skin care, makeup and fragrance product categories. We have seen a continued resurgence of global prestige skin care growth during the second quarter of fiscal 2018.  The Estée Lauder brand continued its acceleration in skin care and makeup, while La Mer, Tom Ford and Jo Malone London grew strong double digits.  Certain of our brands have benefited from new product introductions, which have created a halo effect on some of our hero product lines.  These lines generally consist of iconic products that are major components of our brands such as Advanced Night Repair from Estée Lauder.  Our fiscal 2017 acquisitions of Too Faced and BECCA contributed incremental sales that bolstered our growth in the makeup category and in the Americas region.  Internationally, net sales grew in substantially all of our markets, led by China, while our travel retail business continued to generate strong net sales increases.  We believe that part of our success has been due to our focus on strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

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

During the fourth quarter of fiscal 2017, the Company recognized impairment charges for the goodwill and trademark related to its Editions de Parfums Frédéric Malle reporting unit.  If the softness in the retail environment that impacted our growth projections for this reporting unit is more severe than we have anticipated, or other business disruptions arise, a resulting change in the long-term plans could have a negative impact on the estimated fair values of the related goodwill and trademark, and it is possible we could recognize an impairment charge in the future.  As of December 31, 2017, the carrying values of the Editions de Parfums Frédéric Malle goodwill and trademark were $6 million and $33 million, respectively.  Based on the latest quantitative assessment, as of April 1, 2017, the fair values of all other reporting units with material goodwill and other indefinite-lived intangible assets, with the exception of our fiscal 2017 acquisitions of Too Faced and BECCA, were substantially in excess of their respective carrying values.  With regard to Too Faced and BECCA, the $1.3 billion combined carrying values of the related goodwill and other indefinite-lived intangible assets as of the assessment date approximated their fair values.  If these brands were adversely impacted by any number of factors (e.g., a soft retail environment for their products) that causes a change to their long-term financial projections from the financial targets set at the date of acquisition, there could be a negative effect on the fair values of these reporting units and, accordingly, could result in an impairment charge in the future.

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

THE ESTÉE LAUDER COMPANIES INC.

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through December 31, 2017, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion of these savings in future growth initiatives.  For additional information about Leading Beauty Forward, see Notes to Consolidated Financial Statements, Note 4 – Charges Associated with Restructuring and Other Activities.

NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$3,744	$3,208	$7,018	$6,073
$ Change from prior-year period	536		945
% Change from prior-year period	17%		16%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	14%		14%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and six months ended December 31, 2017, reported net sales increased in each major product category and grew in each geographic region.  Skin care net sales primarily benefited from higher sales of Estée Lauder and La Mer products.  Incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as net sales increases from M•A•C, Estée Lauder and Tom Ford, drove growth in the makeup product category.  Our fragrance category primarily benefited from net sales increases from Jo Malone London and Tom Ford.  Higher net sales from our fiscal 2016 and 2015 acquisitions of GLAMGLOW, By Kilian, Le Labo and Editions de Parfums Frédéric Malle also contributed to growth in our skin care and fragrance categories.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, the continued success of certain hero franchises, growth from emerging markets, strength in our travel retail business and the specialty-multi and online channels.

Returns associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,494	$1,248	$2,769	$2,350
$ Change from prior-year period	246		419
% Change from prior-year period	20%		18%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	17%		16%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, reflecting higher net sales from Estée Lauder and La Mer, combined, of approximately $197 million and $371 million for the three and six months ended December 31, 2017, respectively.  In both periods, the higher net sales from Estée Lauder were primarily due to increases in travel retail and China and to the launch of Advanced Night Repair Eye Concentrate Matrix, which created a halo effect on the Advanced Night Repair line of products.  Net sales of La Mer products grew in all regions in both periods, reflecting recent product launches such as The Moisturizing Matte Lotion and the expansion of the Genaissance line of products, including Genaissance Eye and Genaissance Infused Lotion.  Also contributing to the growth of La Mer was targeted expanded consumer reach, strength in our travel retail business and increased sales of existing products.

Partially offsetting the increase in net sales for the three and six months ended December 31, 2017, were lower net sales from Aveda of approximately $5 million and $11 million, respectively.  The lower net sales of Aveda products for both periods primarily reflected an unfavorable comparison to the prior-year periods due to the launch of the Tulasara line of products.

The net sales increase for skin care included favorable foreign currency translation of approximately $33 million and $41 million for the three and six months ended December 31, 2017, respectively.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,515	$1,306	$2,887	$2,472
$ Change from prior-year period	209		415
% Change from prior-year period	16%		17%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	13%		15%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup net sales increased, reflecting incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA as well as higher net sales from Estée Lauder, M•A•C and Tom Ford which contributed approximately $196 million and $421 million of net sales, combined, to the growth in the makeup product category for the three and six months ended December 31, 2017, respectively.  In both periods, increased net sales of Estée Lauder products were due, in part, to higher sales of Double Wear foundation products and the Pure Color franchise.  Higher net sales from M•A•C in both periods were driven by our travel retail business and the Asia/Pacific region, particularly in China and Hong Kong, reflecting growth in online sales and the strength of the makeup category in that region.  Net sales growth from Tom Ford in both periods, in particular from our travel retail business, was driven by higher sales of eyeshadow and lip color products.

Partially offsetting these increases were approximately $3 million of lower net sales of Smashbox products for the three months ended December 31, 2017 and approximately $20 million of Clinique and Smashbox products, combined, for the six months ended December 31, 2017. The lower net sales of Smashbox and Clinique products were due, in part, to a soft retail environment for our products in certain brick-and-mortar stores in the United States reflecting slower retail traffic.  The lower net sales of Clinique products for the six months ended December 31, 2017 also reflected an unfavorable comparison due to the higher level of expansion within the specialty-multi channel in the prior-year period.

The net sales increase for makeup included favorable foreign currency translation of approximately $38 million and $47 million for the three and six months ended December 31, 2017, respectively.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$565	$497	$1,041	$939
$ Change from prior-year period	68		102
% Change from prior-year period	14%		11%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	10%		9%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three months ended December 31, 2017, reflecting higher net sales from our luxury fragrance brands and Estée Lauder of approximately $78 million, combined.  Higher fragrance net sales from Estée Lauder for the three months ended December 31, 2017 were primarily due to the timing of and strong demand for holiday sets, which occurred during the fiscal 2018 second quarter.  Reported fragrance net sales increased for the six months ended December 31, 2017, reflecting higher net sales from our luxury brands of approximately $115 million, combined. Contributing to the growth for both periods were higher net sales from Jo Malone London, primarily driven by the travel retail channel, as well as targeted expanded consumer reach and recent product launches, such as the English Oak fragrances.  Also contributing to the increase were higher net sales from Tom Ford, reflecting, in part, the continued success of the Private Blend franchises, including new products, such as the Oud Wood franchise, and growth from existing fragrances.  Net sales increased from Le Labo, By Kilian and Editions de Parfums Frédéric Malle, reflecting targeted expanded consumer reach.

Partially offsetting these increases were lower net sales of certain of our designer fragrances of approximately $7 million and $23 million for the three and six months ended December 31, 2017, respectively.  These lower net sales for both periods primarily reflected product rationalization of certain underperforming fragrances, as well as an unfavorable comparison with greater launch activity in the prior-year periods.

The net sales increase for fragrance included favorable foreign currency translation of approximately $17 million and $22 million for the three and six months ended December 31, 2017, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$144	$137	$280	$273
$ Change from prior-year period	7		7
% Change from prior-year period	5%		3%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	4%		2%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and six months ended December 31, 2017, reflecting growth from Aveda and Bumble and bumble.  In both periods, the higher net sales from Aveda were primarily driven by the online channel.  The growth from Bumble and bumble in both periods reflected the brand’s launch in Ulta Beauty.  Partially offsetting the net sales growth in hair care was softness in the salon channel in North America, which impacted both brands, and lower sales in freestanding stores for Aveda.

Geographic Regions

The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,308	$1,242	$2,637	$2,475
$ Change from prior-year period	66		162
% Change from prior-year period	5%		7%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	5%		6%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in the Americas for the three and six months ended December 31, 2017 increased approximately $70 million and $196 million, respectively, due to incremental sales, primarily in the United States, from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, combined.  In addition, net sales in Latin America and Canada, combined, increased $17 million and $21 million for the three and six months ended December 31, 2017, respectively.  Net sales growth from certain of our brands, including Estée Lauder and La Mer, also contributed to the higher net sales in the region.

Excluding the incremental net sales from Too Faced and BECCA, net sales in the United States decreased approximately $21 million and $55 million for the three and six months ended December 31, 2017, respectively, primarily reflecting lower net sales from M×A×C, Clinique and certain of our designer fragrances. The lower net sales from M×A×C reflected a softer retail environment for our products, as well as a difficult comparison to certain prior-year launches. The lower net sales of Clinique products primarily reflected an unfavorable comparison due to the higher level of expansion within the specialty-multi channel in the prior-year periods. The decrease in net sales of our designer fragrances reflected product rationalization of certain underperforming fragrances, as well as an unfavorable comparison with greater launch activity in the prior-year periods.

THE ESTÉE LAUDER COMPANIES INC.

The net sales increase for the Americas included favorable foreign currency translation of approximately $7 million and $12 million for the three and six months ended December 31, 2017, respectively.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$1,562	$1,307	$2,820	$2,351
$ Change from prior-year period	255		469
% Change from prior-year period	20%		20%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	15%		16%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher sales from our travel retail business and, to a lesser extent, the United Kingdom of approximately $191 million and $373 million, combined, for the three and six months ended December 31, 2017, respectively.  In our travel retail business, the sales growth for both periods reflected higher net sales from most of our brands including Estée Lauder, Tom Ford, Jo Malone London, La Mer and M•A•C, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as targeted expanded consumer reach and new product offerings.  The higher net sales in the United Kingdom in both periods were primarily driven by the favorable impact of foreign currency translation.

Partially offsetting the net sales increase for the six months ended December 31, 2017 were lower net sales in the Middle East of approximately $5 million, primarily driven by the rebalancing of inventory levels by certain of our distributors caused by the impact of the macroeconomic environment on consumer purchases.

The net sales increase in Europe, the Middle East & Africa included favorable foreign currency translation of approximately $64 million and $86 million for the three and six months ended December 31, 2017, respectively.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Net Sales	$874	$659	$1,561	$1,249
$ Change from prior-year period	215		312
% Change from prior-year period	33%		25%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	30%		24%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Hong Kong, combined, of approximately $183 million and $280 million for the three and six months ended December 31, 2017, respectively.  In both periods, the higher net sales in China were led by Estée Lauder, M•A•C and La Mer, and reflected, in part, targeted expanded consumer reach, continued increased demand for makeup products and an acceleration in skin care.  In addition, all distribution channels grew, which were led by department stores and online.  The net sales growth in Hong Kong in both periods was primarily driven by Estée Lauder and La Mer, as well as by M•A•C, Tom Ford and Clinique, reflecting an increase in tourism, targeted expanded consumer reach and the continued success of certain hero franchises.

Partially offsetting the net sales increase for the six months ended December 31, 2017 were lower net sales in Japan of approximately $4 million, primarily driven by the unfavorable impact of foreign currency translation.  Excluding this impact, net sales in Japan would have increased approximately $7 million, reflecting growth in tourism and the online channel.

The net sales increase in Asia/Pacific included favorable foreign currency translation of approximately $19 million and $14 million for the three and six months ended December 31, 2017, respectively.

GROSS MARGIN

Gross margin decreased to 79.9% for the three months ended December 31, 2017 as compared with 80.1% in the prior-year period, and decreased to 79.1% for the six months ended December 31, 2017 as compared with 79.7% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and six months ended December 31, 2017 as compared with the prior-year periods are as follows:

	December 31, 2017
	Three Months Ended	Six Months Ended
Foreign exchange transactions	(5)	(10)
Mix of business	(10)	—
Manufacturing costs and other	30	25
Fiscal 2017 acquisitions	(55)	(75)
Subtotal	(40)	(60)
Charges associated with restructuring and other activities	20	—
Total basis point change	(20)	(60)

The unfavorable impact of the fiscal 2017 second quarter acquisitions for both periods was primarily due to a higher cost of sales related to Too Faced and BECCA, which for the six months ended December 31, 2017 also includes an inventory step-up adjustment of $6 million, or approximately 10 basis points related to Too Faced.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales were 60.9% for the three months ended December 31, 2017 and were flat as compared with the prior-year period, and decreased to 60.9% for the six months ended December 31, 2017 as compared with 62.7% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and six months ended December 31, 2017 as compared with the prior-year periods are as follows:

	December 31, 2017
	Three Months Ended	Six Months Ended
General and administrative expenses	(20)	(20)
Advertising, merchandising, sampling and product development	(40)	20
Selling	230	240
Shipping	(20)	(10)
Store operating costs	20	30
Stock-based compensation	(60)	30
Foreign exchange transactions	(30)	(40)
Fiscal 2017 gain on sale of property, plant and equipment	—	(20)
Other	(10)	(10)
Subtotal	70	220
Charges associated with restructuring and other activities	(60)	(40)
Changes in fair value of contingent consideration	(10)	—
Total basis point change	—	180

The improvement in operating expense margin for the six months ended December 31, 2017, reflected disciplined expense management across many areas and favorable mix shifts in the growth of our brands and channels.  Selling expenses for both periods were favorable, reflecting lower demonstration costs, partially due to changes in distribution channel mix. Beginning with September 2017 grants, equity award agreements for employee equity grants contain a new provision regarding award forfeiture, the effect of which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months).  Without this provision, the awards for retirement-eligible employees would have been expensed at the date of grant, rather than through our fiscal 2018 third quarter, and would have resulted in stock-based compensation expense having a favorable (unfavorable) impact on operating expense margin comparison of approximately 20 basis points and (10) basis points for the three and six months ended December 31, 2017, respectively.

OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

As Reported:
Operating Income	$710	$617	$1,278	$1,035
$ Change from prior-year period	93		243
% Change from prior-year period	15%		23%

Operating Margin	19.0%	19.2%	18.2%	17.0%

Non-GAAP Financial Measure (a):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and changes in fair value of contingent consideration	19%		25%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 43 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

The reported operating margin for three months ended December 31, 2017 decreased from the prior-year period, as improvements in operating expenses as a percentage of net sales were more than offset by the impact of charges associated with restructuring and other activities and changes in the fair value of contingent consideration, as well as the lower gross margin, as previously noted.

The reported operating margin for the six months ended December 31, 2017 increased from the prior-year period, reflecting the lower operating expense margin, partially offset by the decrease in gross margin, as previously noted.

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

Product Categories

Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$453	$351	$779	$563
$ Change from prior-year period	102		216
% Change from prior-year period	29%		38%

Reported skin care operating income increased in both periods, primarily from Estée Lauder and La Mer, due to higher net sales.  The higher results for the three months ended December 31, 2017 were partially offset by lower results from Aveda, reflecting lower net sales.  The higher results for the six months ended December 31, 2017 were partially offset by lower results from M•A•C and Clinique.  The lower results from M•A•C were partially due to a decrease in net sales.  The lower results from Clinique reflected higher investment spending behind new and existing products within the Asia/Pacific region.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$219	$221	$395	$370
$ Change from prior-year period	(2)		25
% Change from prior-year period	(1)%		7%

Reported makeup operating income decreased slightly for the three months ended December 31, 2017.  The operating results in this category reflected growth from Clinique, Estée Lauder and M•A•C, primarily due to higher net sales.  Lower results were reported primarily from Too Faced and from Smashbox. Reported makeup operating income increased for the six months ended December 31, 2017, reflecting higher results from Estée Lauder, Tom Ford and M•A•C driven by higher net sales.  Partially offsetting this increase were lower results from Too Faced and Smashbox. The lower results from Too Faced for the three and six months ended December 31, 2017, reflected additional investments behind targeted expanded consumer reach internationally.  The lower results from Smashbox for the three and six months ended December 31, 2017 reflected lower net sales.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$85	$69	$172	$141
$ Change from prior-year period	16		31
% Change from prior-year period	23%		22%

Reported fragrance operating income increased in both periods, reflecting higher results from Jo Malone London, Estée Lauder and Tom Ford primarily due to higher net sales.  Partially offsetting these higher results were lower results from our designer fragrances as a result of lower net sales.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$17	$13	$32	$26
$ Change from prior-year period	4		6
% Change from prior-year period	31%		23%

Reported hair care operating income for both periods increased primarily due to higher net sales and disciplined expense management.

Geographic Regions

Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$98	$86	$198	$149
$ Change from prior-year period	12		49
% Change from prior-year period	14%		33%

Reported operating income in the Americas increased for the three and six months ended December 31, 2017, reflecting disciplined expense management as well as higher net sales from Estée Lauder and La Mer.  Partially offsetting the higher results were lower results from M×A×C, reflecting lower net sales, as well as lower results from Too Faced, reflecting additional support spending behind new and existing launches.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$463	$412	$809	$668
$ Change from prior-year period	51		141
% Change from prior-year period	12%		21%

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income in Europe, the Middle East & Africa increased for the three months ended December 31, 2017, reflecting higher results from our travel retail business and, to a lesser extent, South Africa of approximately $87 million, combined, primarily attributable to higher net sales.  Higher results in South Africa also reflected disciplined expense management. Reported operating income in Europe, the Middle East & Africa increased for the six months ended December 31, 2017, primarily attributable to higher results from our travel retail business and, to a lesser extent, Benelux of approximately $198 million, combined, reflecting higher net sales.

The higher results for the three months ended December 31, 2017 were partially offset by lower results in the United Kingdom, Germany and France of approximately $22 million, combined.  The lower results in the United Kingdom reflected the timing of shipments of holiday sets and gifts with purchase, which carry a higher cost of sales, as well as an increase in store operating costs as a result of targeted expanded consumer reach.  The lower results in Germany and France reflected higher spending on marketing, advertising and promotion behind new and existing products.  The higher results for the six months ended December 31, 2017 were partially offset by lower results in Switzerland, Germany, the United Kingdom and the Middle East of approximately $42 million, combined.  The lower results in Switzerland were due to an unfavorable comparison to the prior-year period gain on the sale of property, plant and equipment.  The lower results in the United Kingdom were due, in part, to an increase in store operating costs as a result of targeted expanded consumer reach.  The lower results in Germany reflected higher spending on marketing, advertising and promotion behind new and existing products and the lower results in the Middle East were due to a decrease in net sales.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2017	2016	2017	2016

Operating Income	$218	$160	$378	$290
$ Change from prior-year period	58		88
% Change from prior-year period	36%		30%

Reported operating income increased in Asia/Pacific, reflecting higher results in China and Hong Kong of approximately $49 million and $82 million for the three and six months ended December 31, 2017, respectively, driven by net sales growth.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2017	2016	2017	2016
Interest expense	$32	$22	$63	$43
Interest income and investment income, net	$12	$5	$24	$11

Interest expense increased for both periods, primarily due to higher short- and long-term debt levels.  Interest and investment income, net increased for both periods primarily due to an increase in interest rates and higher cash balances.

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

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Effective rate for income taxes	81.9%	28.3%	55.2%	27.6%
Basis-point change from the prior-year period	5,360		2,760

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the TCJA”). The TCJA includes broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes in the current-year period.  These impacts primarily consist of the following:

•                  A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which will result in a fiscal 2018 U.S. blended statutory income tax rate for the Company of 28%.

•                  A one-time transitional repatriation tax on unremitted foreign earnings (“Transition Tax”), which may be paid over an eight-year period.

•                  The remeasurement of U.S. net deferred tax assets as of the enactment date.

For further discussion related to the TCJA, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies — Income Taxes.

The effective rate for income taxes was 81.9% and 28.3% for the three months ended December 31, 2017 and 2016, respectively.  This increase was primarily attributable to the Transition Tax of approximately 4,710 basis points, the remeasurement of U.S. net deferred tax assets of approximately 740 basis points, and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation of approximately 260 basis points, with each resulting from the enactment of the TCJA.  Partially offsetting this increase was approximately 350 basis points, primarily reflecting a favorable geographic mix of earnings, as well as a favorable impact of the reduced U.S. statutory tax rate.  Excluding the impact of the provisional adjustments under the TCJA noted above, and the favorable (unfavorable) impact on the effective tax rate from charges associated with restructuring and other activities of approximately (40) basis points and 60 basis points for the three months ended December 31, 2017 and 2016, respectively, the effective tax rate for the three months ended December 31, 2017 and 2016 would have been 24.4% and 28.9%, respectively.

The effective rate for income taxes was 55.2% and 27.6% for the six months ended December 31, 2017 and 2016, respectively.  This increase was primarily attributable to the Transition Tax of approximately 2,620 basis points, the remeasurement of U.S. net deferred tax assets of approximately 410 basis points, and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation of approximately 150 basis points, with each resulting from the enactment of the TCJA. Partially offsetting this increase was approximately 420 basis points, primarily reflecting a favorable impact of excess tax benefits related to share-based compensation awards, a favorable geographic mix of earnings, as well as a favorable impact of the reduced U.S. statutory tax rate.  Excluding the impact of the provisional adjustments under the TCJA noted above, and the favorable impact on the effective tax rate from charges associated with restructuring and other activities of approximately 10 basis points and 60 basis points for the six months ended December 31, 2017 and 2016, respectively, the effective tax rate for the six months ended December 31, 2017 and 2016 would have been 23.5% and 28.2%, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31		Six Months Ended December 31
($ in millions, except per share data)	2017	2016	2017	2016
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$123	$428	$550	$722
$ Change from prior-year period	(305)		(172)
% Change from prior-year period	(71)%		(24)%
Diluted net earnings per common share	$.33	$1.15	$1.46	$1.94
% Change from prior-year period	(72)%		(24)%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, changes in fair value of contingent consideration, and the Transition Tax, the remeasurement of U.S. net deferred tax assets and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation resulting from the TCJA	25%		32%

(a) See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to certain of those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities, the changes in the fair value of contingent consideration, the impact of the Transition Tax, the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation and the remeasurement of U.S. net deferred tax assets resulting from the TCJA, as well as the effects of foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  Certain information in the prior-year periods has been restated to conform to current period presentation.

	Three Months Ended December 31			%	% Change in Constant
($ in millions, except per share data)	2017	2016	Variance	Change	Currency
Net Sales, as reported	$3,744	$3,208	$536	17%	14%
Returns associated with restructuring and other activities	—	—	—
Net Sales, as adjusted	$3,744	$3,208	$536	17%	14%

Operating Income, as reported	$710	$617	$93	15%	10%
Charges associated with restructuring and other activities	69	41	28
Changes in fair value of contingent consideration	2	—	2
Operating Income, as adjusted	$781	$658	$123	19%	14%

Diluted net earnings per common share, as reported	$.33	$1.15	$(.82)	(72)%	(74)%
Charges associated with restructuring and other activities	.15	.07	.08
Changes in fair value of contingent consideration	—	—	—
Transition Tax resulting from the TCJA	.86	—	.86
Remeasurement of U.S. net deferred tax assets resulting from the TCJA	.14	—	.14
Net deferred tax liability related to certain foreign withholding taxes on planned repatriation resulting from the TCJA	.05	—	.05
Diluted net earnings per common share, as adjusted	$1.52	$1.22	$.30	25%	23%

Not adjusted for differences caused by rounding

	Six Months Ended December 31			%	% Change in Constant
($ in millions, except per share data)	2017	2016	Variance	Change	Currency
Net Sales, as reported	$7,018	$6,073	$945	16%	14%
Returns associated with restructuring and other activities	—	2	(2)
Net Sales, as adjusted	$7,018	$6,075	$943	16%	14%

Operating Income, as reported	$1,278	$1,035	$243	23%	20%
Charges associated with restructuring and other activities	107	72	35
Changes in fair value of contingent consideration	3	4	(1)
Operating Income, as adjusted	$1,388	$1,111	$277	25%	22%

Diluted net earnings per common share, as reported	$1.46	$1.94	$(.48)	(24)%	(27)%
Charges associated with restructuring and other activities	.22	.12	.10
Changes in fair value of contingent consideration	—	.01	(.01)
Transition Tax resulting from the TCJA	.86	—	.86
Remeasurement of U.S. net deferred tax assets resulting from the TCJA	.14	—	.14
Net deferred tax liability related to certain foreign withholding taxes on planned repatriation resulting from the TCJA	.05	—	.05
Diluted net earnings per common share, as adjusted	$2.73	$2.07	$.66	32%	30%

THE ESTÉE LAUDER COMPANIES INC.

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

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Three months ended December 31, 2017	Three months ended December 31, 2016	Variance	Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$1,494	$1,248	$246	$(33)	$213	20%	17%
Makeup	1,515	1,306	209	(38)	171	16	13
Fragrance	565	497	68	(17)	51	14	10
Hair Care	144	137	7	(2)	5	5	4
Other	26	20	6	—	6	30	30
	3,744	3,208	536	(90)	446	17	14
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,744	$3,208	$536	$(90)	$446	17%	14%

By Region:
The Americas	$1,308	$1,242	$66	$(7)	$59	5%	5%
Europe, the Middle East & Africa	1,562	1,307	255	(64)	191	20	15
Asia/Pacific	874	659	215	(19)	196	33	30
	3,744	3,208	536	(90)	446	17	14
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,744	$3,208	$536	$(90)	$446	17%	14%

	As Reported
(In millions)	Six months ended December 31, 2017	Six months ended December 31, 2016	Variance	Impact of foreign currency translation	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$2,769	$2,350	$419	$(41)	$378	18%	16%
Makeup	2,887	2,472	415	(47)	368	17	15
Fragrance	1,041	939	102	(22)	80	11	9
Hair Care	280	273	7	(2)	5	3	2
Other	41	41	—	—	—	—	—
	7,018	6,075	943	(112)	831	16	14
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$7,018	$6,073	$945	$(112)	$833	16%	14%

By Region:
The Americas	$2,637	$2,475	$162	$(12)	$150	7%	6%
Europe, the Middle East & Africa	2,820	2,351	469	(86)	383	20	16
Asia/Pacific	1,561	1,249	312	(14)	298	25	24
	7,018	6,075	943	(112)	831	16	14
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$7,018	$6,073	$945	$(112)	$833	16%	14%

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2017, we had cash and cash equivalents of $2,105 million compared with $1,136 million at June 30, 2017.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at December 31, 2017 include cash and short- and long-term investments in offshore jurisdictions.

The recent enactment of the TCJA resulted in the Transition Tax on unrepatriated earnings of certain of our foreign subsidiaries and the changes in the tax law present potential opportunities to repatriate cash without additional U.S. federal income tax. Accordingly, we are in the process of analyzing the changes in the tax law and re-evaluating our indefinite reinvestment assertions with respect to our foreign earnings. We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to withholding taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 26, 2018, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At December 31, 2017, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	497	—	497
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	248	—	248
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	440	—	440
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	496	—	496
Commercial paper that matures through January 2018 (1.43% average interest rate)	—	390	390
Other borrowings	6	23	29
	$3,374	$413	$3,787

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

(8)             Consists of $450 million principal, a $8 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(9)             Consists of $500 million principal, a $2 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(10)        The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

As of January 26, 2018, we had approximately $499 million of commercial paper outstanding, which we may refinance or pay as it matures.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 45% at December 31, 2017 and June 30, 2017.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

	Six Months Ended December 31
(In millions)	2017	2016
Net cash provided by operating activities	$1,450	$824
Net cash used for investing activities	$144	$1,727
Net cash provided by (used for) financing activities	$(362)	$1,270

The change in net cash flows from operations primarily reflected higher earnings before income taxes and an increase in other accrued and noncurrent liabilities, reflecting higher advertising and promotional accruals, an increase in accrued payroll and other taxes, and a change in legal accruals in the prior-year period.  The TCJA provisional charges, which lowered net earnings, contributed an additional increase of $325 million in other accrued and noncurrent liabilities, reflecting the Transition Tax, as well as $69 million, combined, relating to deferred income taxes as a result of the revaluation of U.S. net deferred tax assets due to the change in the corporate tax rate and the withholding taxes on planned repatriation.  The Transition Tax may be paid over an eight-year period, of which $39 million is classified as short-term.  These charges had no impact on our reported cash flows from operations for the six months ended December 31, 2017.

The change in net cash flows from investing activities primarily reflected cash paid in the prior-year period for the fiscal 2017 second quarter acquisitions of Too Faced and BECCA, partially offset by an increase in capital expenditures, primarily related to counters, and lower proceeds, net of purchases, of investments in connection with our cash investment strategy.

The change in net cash flows from financing activities reflected the prior year issuance of commercial paper, which was primarily used to fund the acquisition of Too Faced. The change also reflected higher treasury stock purchases and dividends, partially offset by an increase in net proceeds from stock-based compensation transactions.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2017, see Notes to Consolidated Financial Statements, Note 11 — Equity.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $41 million and $26 million as of December 31, 2017 and June 30, 2017, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $29 million and $34 million as of December 31, 2017 and June 30, 2017, respectively.

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

(11) shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture our products or at our distribution or inventory centers, including disruptions that may be caused by the implementation of information technology initiatives, or by restructurings;

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2017	896,976	$110.56	405,105	13,089,710
November 2017	716,700	123.81	716,700	12,373,010
December 2017	780,500	126.45	780,500	11,592,510
	2,394,176	119.71	1,902,305

(1)             Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)             The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

Subsequent to December 31, 2017 and as of January 26, 2018, we purchased approximately 0.6 million additional shares of our Class A Common Stock for $78 million pursuant to our share repurchase program.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: February 2, 2018	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)