Form 10-Q
period 2018-03-31
ESTEE LAUDER COMPANIES INC
filed 2018-05-02
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

At April 25, 2018, 223,987,233 shares of the registrant’s Class A Common Stock, $.01 par value, and 143,051,679 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2018	2017	2018	2017

Net Sales	$3,370	$2,857	$10,388	$8,930
Cost of Sales	683	591	2,147	1,824

Gross Profit	2,687	2,266	8,241	7,106

Operating Expenses
Selling, general and administrative	2,093	1,780	6,268	5,522
Restructuring and other charges	97	59	198	122
Total operating expenses	2,190	1,839	6,466	5,644

Operating Income	497	427	1,775	1,462

Interest expense	33	28	96	71
Interest income and investment income, net	16	8	40	19
Earnings before Income Taxes	480	407	1,719	1,410

Provision for income taxes	106	107	790	384
Net Earnings	374	300	929	1,026

Net earnings attributable to noncontrolling interests	(2)	(2)	(7)	(6)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$372	$298	$922	$1,020

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.01	$.81	$2.50	$2.78
Diluted	$.99	$.80	$2.45	$2.74

Weighted-average common shares outstanding
Basic	367.9	367.0	368.3	366.8
Diluted	375.7	372.3	375.7	372.7

Cash dividends declared per common share	$.38	$.34	$1.10	$.98

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2018	2017	2018	2017

Net earnings	$374	$300	$929	$1,026

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(6)	2	(13)	(9)
Net derivative instrument loss	(14)	(51)	(19)	(17)
Amounts included in net periodic benefit cost	5	7	15	23
Translation adjustments	72	64	154	(49)
Provision for deferred income taxes on components of other comprehensive income	(4)	17	(6)	(2)
Total other comprehensive income (loss)	53	39	131	(54)
Comprehensive income	427	339	1,060	972

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(2)	(7)	(6)
Translation adjustments	—	1	(1)	—
	(2)	(1)	(8)	(6)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$425	$338	$1,052	$966

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
(In millions, except share data)	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,140	$1,136
Short-term investments	384	605
Accounts receivable, net	1,761	1,395
Inventory and promotional merchandise, net	1,533	1,479
Prepaid expenses and other current assets	351	349
Total current assets	6,169	4,964

Property, Plant and Equipment, net	1,726	1,671

Other Assets
Long-term investments	1,027	1,026
Goodwill	1,931	1,916
Other intangible assets, net	1,293	1,327
Other assets	626	664
Total other assets	4,877	4,933
Total assets	$12,772	$11,568

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$296	$189
Accounts payable	884	835
Other accrued liabilities	2,208	1,799
Total current liabilities	3,388	2,823

Noncurrent Liabilities
Long-term debt	3,363	3,383
Other noncurrent liabilities	1,284	960
Total noncurrent liabilities	4,647	4,343

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2018 and June 30, 2017; shares issued: 435,079,225 at March 31, 2018 and 429,968,260 at June 30, 2017; Class B shares authorized: 304,000,000 at March 31, 2018 and June 30, 2017; shares issued and outstanding: 143,051,679 at March 31, 2018 and 143,762,288 at June 30, 2017	6	6
Paid-in capital	3,911	3,559
Retained earnings	8,996	8,452
Accumulated other comprehensive loss	(386)	(484)
	12,527	11,533
Less: Treasury stock, at cost; 210,829,802 Class A shares at March 31, 2018 and 205,627,082 Class A shares at June 30, 2017	(7,816)	(7,149)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,711	4,384
Noncontrolling interests	26	18
Total equity	4,737	4,402
Total liabilities and equity	$12,772	$11,568

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
(In millions)	2018	2017

Cash Flows from Operating Activities
Net earnings	$929	$1,026
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	389	337
Deferred income taxes	84	(84)
Non-cash stock-based compensation	196	175
Excess tax benefits from stock-based compensation arrangements	—	(37)
Net loss (gain) on disposal of property, plant and equipment	12	(4)
Non-cash restructuring and other charges	1	3
Pension and post-retirement benefit expense	54	59
Pension and post-retirement benefit contributions	(65)	(19)
Changes in fair value of contingent consideration	(6)	1
Other non-cash items	(13)	(17)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(325)	(242)
Decrease in inventory and promotional merchandise, net	—	59
Decrease (increase) in other assets, net	1	(30)
Increase (decrease) in accounts payable	20	(168)
Increase in other accrued and noncurrent liabilities	654	193
Net cash flows provided by operating activities	1,931	1,252

Cash Flows from Investing Activities
Capital expenditures	(368)	(316)
Payments for acquired businesses, net of cash acquired	(11)	(1,690)
Proceeds from the disposition of investments	716	955
Purchases of investments	(492)	(1,067)
Proceeds from sale of property, plant and equipment	—	12
Net cash flows used for investing activities	(155)	(2,106)

Cash Flows from Financing Activities
Proceeds of current debt, net	106	194
Proceeds from issuance of long-term debt, net	—	1,498
Debt issuance costs	—	(10)
Repayments and redemptions of long-term debt	(1)	(4)
Net proceeds from stock-based compensation transactions	157	94
Excess tax benefits from stock-based compensation arrangements	—	37
Payments to acquire treasury stock	(676)	(363)
Dividends paid to stockholders	(407)	(361)
Payments to noncontrolling interest holders for dividends	(1)	(2)
Net cash flows provided by (used for) financing activities	(822)	1,083

Effect of Exchange Rate Changes on Cash and Cash Equivalents	50	(4)
Net Increase in Cash and Cash Equivalents	1,004	225
Cash and Cash Equivalents at Beginning of Period	1,136	914
Cash and Cash Equivalents at End of Period	$2,140	$1,139

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $65 million and $67 million, net of tax, during the three months ended March 31, 2018 and 2017, respectively, and $149 million and $(53) million, net of tax, during the nine months ended March 31, 2018 and 2017, respectively.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(26) million and $8 million during the three months ended March 31, 2018 and 2017, respectively, and $(61) million and $14 million during the nine months ended March 31, 2018 and 2017, respectively.

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $38 million and $30 million as of March 31, 2018 and June 30, 2017, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business.  The Company grants credit to qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.  The Company does not have any customers that represent 10% or greater of its consolidated net sales in each period presented.  The Company’s largest customer sells products primarily in the United States and accounted for $188 million, or 11%, of the Company’s accounts receivable at March 31, 2018.  This customer represented less than 10% of the Company’s accounts receivable at June 30, 2017.

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	March 31	June 30
(In millions)	2018	2017
Raw materials	$360	$334
Work in process	172	194
Finished goods	849	762
Promotional merchandise	152	189
	$1,533	$1,479

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

Property, Plant and Equipment

	March 31	June 30
(In millions)	2018	2017
Assets (Useful Life)
Land	$30	$30
Buildings and improvements (10 to 40 years)	202	192
Machinery and equipment (3 to 10 years)	702	668
Computer hardware and software (4 to 15 years)	1,160	1,115
Furniture and fixtures (5 to 10 years)	105	96
Leasehold improvements	2,153	1,918
	4,352	4,019
Less accumulated depreciation and amortization	(2,626)	(2,348)
	$1,726	$1,671

The cost of assets related to projects in progress of $206 million and $183 million as of March 31, 2018 and June 30, 2017, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $116 million and $106 million during the three months ended March 31, 2018 and 2017, respectively, and $342 million and $316 million during the nine months ended March 31, 2018 and 2017, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  The TCJA includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes in the current-year period.  These impacts primarily consist of the following:

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

On December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance that companies should apply each reporting period related to the income tax effects of the TCJA.  SAB 118 provides that companies (i) should record the effects of the changes from the TCJA for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the TCJA for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the TCJA, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017.  In addition, SAB 118 establishes a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

During the three months ended March 31, 2018, the Company changed its indefinite reinvestment assertion with respect to certain of its foreign earnings resulting in an adjustment to the provisional Transition Tax charge recorded in the fiscal 2018 second quarter.  Accordingly, the Company recorded a provisional charge of $7 million and $332 million in the provision for income taxes for the three and nine months ended March 31, 2018, respectively.  As of March 31, 2018, $30 million and $302 million of the provisional charges are included in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.  Such charges remain provisional pending the finalization of earnings estimates of the Company’s foreign subsidiaries and any further changes to the Company’s indefinite reinvestment assertion on its applicable remaining foreign earnings.

During the three months ended March 31, 2018, the Company recorded an adjustment to its provisional charge recorded in the fiscal 2018 second quarter associated with the remeasurement of its net deferred tax assets resulting from the reduction in the U.S. corporate income tax rate.  This adjustment was due to the revision of certain temporary differences.  Accordingly, the Company recorded a provisional credit of $9 million for the three months ended March 31, 2018 and a provisional charge of $42 million for the nine months ended March 31, 2018 which adjusted net deferred taxes.  Our net deferred tax assets are included in Other assets in the accompanying consolidated balance sheet as of March 31, 2018.  The remeasurement of U.S. net deferred tax assets is provisional as the final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.

In addition, as a result of the Transition Tax, the Company recorded a provisional charge of $18 million in the fiscal 2018 second quarter related to foreign withholding taxes for planned repatriation of certain foreign earnings.  This net deferred tax liability is recorded as a reduction in net deferred tax assets which is included in Other assets in the accompanying consolidated balance sheet as of March 31, 2018.  This charge remains provisional due to uncertainty at this time related to the U.S. tax treatment of such foreign withholding taxes.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are other potential impacts under the TCJA that are not effective for the Company until fiscal 2019.  These primarily include a new minimum tax on global intangible low-taxed income (“GILTI”), the base erosion anti-abuse tax (“BEAT”) and the foreign derived intangibles income (“FDII”) provisions.  The Company has not recorded any impact associated with these provisions at this time.

The effective rate for income taxes was 22.1% and 26.3% for the three months ended March 31, 2018 and 2017, respectively.  This decrease reflected a favorable impact of excess tax benefits related to share-based compensation awards of approximately 400 basis points, and an adjustment to the remeasurement of U.S. net deferred tax assets resulting from the TCJA of approximately 190 basis points.  Partially offsetting these decreases were an adjustment to the Transition Tax resulting from the TCJA of approximately 150 basis points and tax reserve adjustments of approximately 20 basis points.

The effective rate for income taxes was 46.0% and 27.2% for the nine months ended March 31, 2018 and 2017, respectively.  This increase was primarily attributable to the Transition Tax of approximately 1,930 basis points, the remeasurement of U.S. net deferred tax assets of approximately 240 basis points, and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation of approximately 100 basis points, with each resulting from the enactment of the TCJA.  Partially offsetting this increase was approximately 250 basis points due to a favorable impact of excess tax benefits related to share-based compensation awards, and approximately 140 basis points primarily reflecting a favorable geographic mix of earnings and a favorable impact of the reduced U.S. statutory tax rate.

As of March 31, 2018 and June 30, 2017, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $68 million at the end of each period.  The total amount of unrecognized tax benefits at March 31, 2018 that, if recognized, would affect the effective tax rate was $48 million.  The total gross accrued interest and penalty expense related to unrecognized tax benefits during the three months ended March 31, 2018 in the accompanying consolidated statement of earnings was $1 million.  During the nine months ended March 31, 2018, the Company recognized a gross interest and penalty benefit of $1 million in the accompanying consolidated statement of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2018 and June 30, 2017 was $11 million and $13 million, respectively.  On the basis of the information available as of March 31, 2018, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next twelve months.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31	June 30
(In millions)	2018	2017
Advertising, merchandising and sampling	$429	$319
Employee compensation	505	522
Payroll and other taxes	221	190
Accrued income taxes	187	94
Other	866	674
	$2,208	$1,799

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

Accumulated Other Comprehensive Income

In February 2018, the FASB issued authoritative guidance that permits a reclassification of the stranded tax effects due to a change in the U.S. federal corporate income tax rate as a result of the TCJA from accumulated OCI (“AOCI”) to retained earnings.  This guidance cannot be applied to stranded tax effects from changes previously recognized in AOCI unrelated to the TCJA.  Furthermore, this accommodation to reclassify the stranded tax effects resulting from the TCJA does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations for future tax rate changes.

Effective for the Company — Fiscal 2020 first quarter, with early adoption permitted.  The guidance may be applied:

•                  retrospectively for periods in which the income tax effects of the TCJA related to items remaining in AOCI are recognized; or

•                  at the beginning of the period of adoption.

Impact on consolidated financial statements — The Company has elected to early adopt this guidance at the beginning of its fiscal 2018 third quarter.  As a result, the Company reclassified $32 million in tax effects from AOCI to retained earnings as of January 1, 2018.  It is the Company’s policy to use the portfolio approach to release income tax effects from AOCI.  The Company may make further adjustments in subsequent periods if changes to the provisional amounts established as a result of the TCJA are recorded.

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

Effective for the Company — Fiscal 2018 first quarter.

Impact on consolidated financial statements — As a result of the adoption of this guidance, during the three and nine months ended March 31, 2018, the Company recognized $19 million and $43 million, respectively, of excess tax benefits as a reduction to the provision for income taxes in its consolidated statements of earnings.  Additionally, upon adoption the Company has included these excess tax benefits in cash flows from operating activities in the net earnings caption and will continue to classify cash paid for withholding shares for tax-withholding purposes in cash flows from financing activities.  This guidance was applied prospectively, and prior-year periods have not been adjusted for these changes.  The Company will also continue to accrue for estimated forfeitures each quarter.  Finally, as the Company has no outstanding awards classified as a liability due to withholding excess taxes, there was no impact to the Company’s consolidated balance sheets related to the adoption of that portion of the guidance.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Hedge Accounting

In August 2017, the FASB issued authoritative guidance to simplify hedge accounting.  The guidance includes the provisions that:

•                  enable entities to better portray their risk management activities within the financial statements;

•                  expand an entity’s ability to hedge nonfinancial and financial risk components;

•                  reduce complexity in fair value hedges of interest rate risk;

•                  eliminate the requirement to separately measure and disclose hedge ineffectiveness;

•                  require the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item;

•                  ease certain documentation and assessment requirements;

•                  modify the accounting for components excluded from the assessment of hedge effectiveness; and

•                  require revised tabular footnote disclosure.

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

Impact on consolidated financial statements — The Company expects to early adopt this guidance in the beginning of its fiscal 2019 first quarter and does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

In January 2017, the FASB issued authoritative guidance that simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test.  The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.  The Company will continue to have the option of first performing a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued authoritative guidance that requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses.  In addition, this new guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, and requires additional disclosures.  In general, modified retrospective adoption will be required for all outstanding instruments that fall under this guidance.

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

Impact on consolidated financial statements — The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance.  While the Company has not completed its evaluation, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets.  As disclosed in Note 15 — Commitments and Contingencies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, the Company had $2,427 million in future minimum lease commitments as of June 30, 2017.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments, and the related right-of-use asset will generally be based on the lease liability, adjusted for initial direct costs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2016, the FASB issued authoritative guidance that amends various aspects of the new standard to clarify certain terms, guidance and disclosure requirements.  In particular, the guidance addresses disclosure requirements for remaining performance obligations, impairment testing for contract costs and accrual of advertising costs, and clarifies several examples.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of March 31, 2018 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$435	$—	$(5)	$430
Foreign government and agency securities	114	—	(2)	112
Corporate notes and bonds	505	—	(7)	498
Time deposits	200	—	—	200
Other securities	15	—	—	15
Total	$1,269	$—	$(14)	$1,255

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$464	$2	$(2)	$464
Foreign government and agency securities	103	—	(1)	102
Corporate notes and bonds	506	—	(1)	505
Time deposits	410	—	—	410
Other securities	16	1	—	17
Total	$1,499	$3	$(4)	$1,498

The following table presents the Company’s available-for-sale securities by contractual maturity as of March 31, 2018:

(In millions)	Cost	Fair Value
Due within one year	$385	$384
Due after one through five years	884	871
	$1,269	$1,255

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of March 31, 2018:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$710	$(9)	$326	$(5)

Gross gains and losses on sales of investments included in the consolidated statements of earnings were not material for all periods presented.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $21 million and $200 million for the three months ended March 31, 2018 and 2017, respectively, and were $317 million and $532 million for the nine months ended March 31, 2018 and 2017, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2017
Goodwill	$184	$1,176	$255	$393	$2,008
Accumulated impairments	(35)	—	(22)	(35)	(92)
	149	1,176	233	358	1,916

Goodwill acquired during the period	—	7	—	—	7
Translation adjustments	—	—	7	1	8
	—	7	7	1	15

Balance as of March 31, 2018
Goodwill	186	1,183	264	394	2,027
Accumulated impairments	(37)	—	(24)	(35)	(96)
	$149	$1,183	$240	$359	$1,931

Other intangible assets consist of the following:

	March 31, 2018			June 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$698	$319	$379	$696	$279	$417
License agreements	43	43	—	43	43	—
	$741	$362	379	$739	$322	417
Non-amortizable intangible assets:
Trademarks and other			914			910
Total intangible assets			$1,293			$1,327

The aggregate amortization expense related to amortizable intangible assets was $13 million for the three months ended March 31, 2018 and 2017 and was $38 million and $22 million for the nine months ended March 31, 2018 and 2017, respectively.  The estimated aggregate amortization expense for the remainder of fiscal 2018 and for each of fiscal 2019 to 2022 is $14 million, $51 million, $44 million, $43 million and $42 million, respectively.

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.  The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through March 31, 2018, the Company expects that LBF will result in related restructuring and other charges totaling between $600 million and $700 million before taxes.  In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of approximately 900 to 1,200 positions globally, which is about 2.5% of its current workforce.  This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Approvals

Of the $600 million to $700 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through March 31, 2018, some of which were recorded during fiscal 2018, 2017 and 2016, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Nine months ended March 31, 2018	—	14	141	53	208
Adjustments through March 31, 2018	(2)	—	(26)	—	(28)
Cumulative through March 31, 2018	$13	$52	$334	$242	$641

Included in the above table, cumulative restructuring initiatives approved by the Company through March 31, 2018 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Nine months ended March 31, 2018	138	—	—	3	141
Adjustments through March 31, 2018	(25)	—	(1)	—	(26)
Cumulative through March 31, 2018	$314	$4	$4	$12	$334

During the nine months ended March 31, 2018, the Company continued to approve initiatives to enhance its go-to-market support structures and optimize select corporate functions.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services primarily related to the implementation and integration of new processes and technologies and, to a lesser extent, other costs for temporary labor backfill and training and recruitment related to the new capabilities.  The Company also continued to approve consulting fees and implementation costs for an initiative related to supply chain planning activities.

As initiatives under LBF progress through implementation, the Company has identified certain costs that were approved but will not be incurred.  These costs, reflected as adjustments to the cumulative approved restructuring and other charges presented above, were primarily related to estimated employee-related costs for certain employees who either resigned or transferred to other existing positions within the Company.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Nine months ended March 31, 2018	—	9	125	73	207
Cumulative through March 31, 2018	$3	$24	$322	$151	$500

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Nine months ended March 31, 2018	122	1	—	2	125
Cumulative through March 31, 2018	$312	$4	$2	$4	$322

Accrued restructuring charges from Program inception through March 31, 2018 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	122	1	—	2	125
Cash payments	(63)	—	—	(2)	(65)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	3	—	—	—	3
Balance at March 31, 2018	$212	$—	$—	$—	$212

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  These adjustments were not material for all periods presented.  Accrued restructuring charges at March 31, 2018 are expected to result in cash expenditures funded from cash provided by operations of approximately $58 million, $117 million, $32 million and $5 million for the remainder of fiscal 2018 and for each of fiscal 2019, 2020 and 2021, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2018	June 30 2017	Balance Sheet Location	March 31 2018	June 30 2017
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$3	$7	Other accrued liabilities	$58	$44
Interest rate swap contracts	Prepaid expenses and other current assets	—	3	Other accrued liabilities	23	3

Total Derivatives Designated as Hedging Instruments		3	10		81	47

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	2	3	Other accrued liabilities	3	2

Total Derivatives		$5	$13		$84	$49

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Three Months Ended March 31		from AOCI into Earnings	Three Months Ended March 31
(In millions)	2018	2017	(Effective Portion)	2018	2017
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(32)	$(35)	Cost of sales	$(8)	$2
			Selling, general and administrative	(10)	7
Interest rate-related derivatives	—	(6)	Interest expense	—	1
Total derivatives	$(32)	$(41)		$(18)	$10

(1) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing and the amount related to the ineffective portion of the hedging relationships was not material for all periods presented.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	Nine Months Ended March 31		from AOCI into Earnings	Nine Months Ended March 31
(In millions)	2018	2017	(Effective Portion)	2018	2017
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(59)	$13	Cost of sales	$(20)	$8
			Selling, general and administrative	(21)	26
Interest rate-related derivatives	—	5	Interest expense	1	1
Total derivatives	$(59)	$18		$(40)	$35

(1) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing and the amount related to the ineffective portion of the hedging relationships was not material for all periods presented.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2018	2017	2018	2017
Derivatives in Fair Value Hedging Relationships
Interest rate swap contracts	Interest expense	$(11)	$(3)	$(23)	$(25)

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Selling, general and administrative	$(2)	$(11)	$(2)	$(10)

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of March 2020.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of March 31, 2018, the Company’s foreign currency cash-flow hedges were highly effective.

At March 31, 2018, the Company had foreign currency forward contracts in the amount of $3,392 million.  The foreign currencies included in foreign currency forward contracts (notional value stated in U.S. dollars) are principally the Swiss franc ($756 million), Hong Kong dollar ($444 million), Euro ($415 million), British pound ($401 million), Canadian dollar ($161 million), Thailand baht ($158 million), Taiwan dollar ($125 million), Australian dollar ($125 million) and Japanese yen ($121 million).

The estimated net loss on the Company’s derivative instruments designated as cash-flow hedges as of March 31, 2018 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $32 million.  The accumulated net loss on derivative instruments in AOCI was $23 million and $4 million as of March 31, 2018 and June 30, 2017, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $5 million at March 31, 2018.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$5	$—	$5
Available-for-sale securities:
U.S. government and agency securities	—	430	—	430
Foreign government and agency securities	—	112	—	112
Corporate notes and bonds	—	498	—	498
Time deposits	—	200	—	200
Other securities	—	15	—	15
Total	$—	$1,260	$—	$1,260

Liabilities:
Foreign currency forward contracts	$—	$61	$—	$61
Interest rate swap contracts	—	23	—	23
Contingent consideration	—	—	133	133
Total	$—	$84	$133	$217

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$10	$—	$10
Interest rate swap contracts	—	3	—	3
Available-for-sale securities:
U.S. government and agency securities	—	464	—	464
Foreign government and agency securities	—	102	—	102
Corporate notes and bonds	—	505	—	505
Time deposits	—	410	—	410
Other securities	—	17	—	17
Total	$—	$1,511	$—	$1,511

Liabilities:
Foreign currency forward contracts	$—	$46	$—	$46
Interest rate swap contracts	—	3	—	3
Contingent consideration	—	—	139	139
Total	$—	$49	$139	$188

The estimated fair values of the Company’s financial instruments are as follows:

	March 31		June 30
	2018		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,140	$2,140	$1,136	$1,136
Available-for-sale securities	1,255	1,255	1,498	1,498
Current and long-term debt	3,659	3,827	3,572	3,759
Additional purchase price payable	38	38	38	38
Contingent consideration	133	133	139	139

Derivatives
Foreign currency forward contracts — asset (liability), net	(56)	(56)	(36)	(36)
Interest rate swap contracts — asset (liability), net	(23)	(23)	—	—

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at March 31, 2018:

Risk-adjusted discount rate	2.7% to 3.1%
Revenue volatility	4.7% to 5.4%
Asset volatility	20.9% to 24.0%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	80.0%
Revenue discount rates	4.7% to 4.8%
Earnings before income tax, depreciation and amortization discount rates	12.9% to 14.2%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the nine months ended March 31, 2018 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2017	$139
Changes in fair value	(6)
Contingent consideration at March 31, 2018	$133

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations.  The Company also maintains post-retirement benefit plans that provide certain medical and dental benefits to eligible employees.  Descriptions of these plans are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

The components of net periodic benefit cost for the three months ended March 31, 2018 and 2017 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2018	2017	2018	2017	2018	2017
Service cost	$10	$9	$7	$7	$1	$—
Interest cost	9	8	3	3	2	2
Expected return on plan assets	(13)	(13)	(4)	(4)	(1)	—
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	3	4	2	3	—	—
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$9	$8	$8	$10	$2	$2

The components of net periodic benefit cost for the nine months ended March 31, 2018 and 2017 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2018	2017	2018	2017	2018	2017
Service cost	$28	$27	$22	$21	$2	$2
Interest cost	25	23	9	9	5	5
Expected return on plan assets	(39)	(39)	(11)	(12)	(2)	(1)
Amortization of:
Prior service cost	—	1	—	1	1	—
Actuarial loss	10	12	4	8	—	1
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$24	$24	$24	$28	$6	$7

As part of its ongoing review of pension funding, the Company made a discretionary contribution of $40 million to its domestic trust-based, noncontributory qualified defined benefit pension plan in March 2018.

During the nine months ended March 31, 2018, the Company made contributions to its international pension plans totaling $13 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	March 31	June 30
(In millions)	2018	2017
Other assets	$140	$100
Other accrued liabilities	(28)	(28)
Other noncurrent liabilities	(414)	(397)
Funded status	(302)	(325)
Accumulated other comprehensive loss	314	325
Net amount recognized	$12	$—

NOTE 8 — CONTINGENCIES

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business.  Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows.  However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.  Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings are not material to the Company’s consolidated financial statements.

Contingencies

The Company recently learned that some of its testing related to certain product advertising claims did not meet the Company’s standards and needs to be further validated.  This was determined pursuant to a Company review initiated in its fiscal 2018 third quarter pursuant to its internal procedures. This review is ongoing, and certain advertising claims will be modified.

This is not a product safety issue and does not relate to the quality of the ingredients or the manufacturing of the Company’s products.  At this time, the Company does not know whether the results of this ongoing review will be material to the Company, and no accrual has been recorded.  However, it is possible that the Company could be the subject of litigation, other disputes or regulatory proceedings.

NOTE 9 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return, long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2018	2017	2018	2017
Compensation expense	$64	$41	$196	$175
Income tax benefit	13	14	41	58

Beginning with September 2017 equity grants, employee award agreements contain a new provision regarding award forfeiture, the effect of which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months) rather than at the date of grant.

Stock Options

During the nine months ended March 31, 2018, the Company granted approximately 2.1 million stock options with an exercise price per share of $108.20 and a weighted-average grant date fair value per share of $27.76.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2018 was $209 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1.2 million RSUs during the nine months ended March 31, 2018 with a weighted-average grant date fair value per share of $108.58 that, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2019, 0.5 million in fiscal 2020 and 0.3 million in fiscal 2021.  Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units

During the nine months ended March 31, 2018, the Company granted PSUs with a target payout of approximately 0.2 million shares with a grant date fair value per share of $107.95, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2020, all subject to continued employment or retirement of the grantees.  For PSUs granted, no settlement will occur for results below the applicable minimum threshold.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2017, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2017.

Long-term Performance Share Units

In February 2018, the Company granted to an executive of the Company PSUs with an aggregate payout of 195,940 shares (in two tranches of 97,970 shares each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of the respective performance periods ending June 30, 2021 and 2022.  No portion of the award will generally vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period.  Payment, if any, with respect to both tranches will be made on September 3, 2024.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any payment of shares of Class A Common Stock.  The grant date fair value of these PSUs of $27 million was estimated using the closing stock price of the Company’s Class A Common Stock as of the date of grant.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2018	2017	2018	2017
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$372	$298	$922	$1,020

Denominator:
Weighted-average common shares outstanding — Basic	367.9	367.0	368.3	366.8
Effect of dilutive stock options	5.6	3.5	5.1	3.8
Effect of PSUs	0.3	0.2	0.2	0.2
Effect of RSUs	1.9	1.6	2.1	1.9
Weighted-average common shares outstanding — Diluted	375.7	372.3	375.7	372.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.01	$.81	$2.50	$2.78
Diluted	.99	.80	2.45	2.74

As of March 31, 2018 and 2017, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was de minimis and 2.5 million shares, respectively.  As of March 31, 2018 and 2017, 1.2 million shares and 1.3 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 — Stock Programs.

NOTE 11 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance at June 30, 2017	$6	$3,559	$8,452	$(484)	$(7,149)	$4,384	$18	$4,402
Net earnings	—	—	922	—	—	922	7	929
Common stock dividends	—	2	(410)	—	—	(408)	—	(408)
Other comprehensive income	—	—	32	98	—	130	1	131
Acquisition of treasury stock	—	—	—	—	(605)	(605)	—	(605)
Stock-based compensation	—	350	—	—	(62)	288	—	288
Balance at March 31, 2018	$6	$3,911	$8,996	$(386)	$(7,816)	$4,711	$26	$4,737

During the nine months ended March 31, 2018, the Company reclassified $32 million of the stranded tax effects due to a change in the U.S. federal corporate income tax rate as a result of the TCJA from AOCI to retained earnings.

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2018:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2017	August 31, 2017	September 15, 2017	$.34
October 31, 2017	November 30, 2017	December 15, 2017	$.38
February 1, 2018	February 28, 2018	March 15, 2018	$.38

On May 1, 2018, a dividend was declared in the amount of $.38 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 15, 2018 to stockholders of record at the close of business on May 31, 2018.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the nine months ended March 31, 2018, the Company purchased approximately 5.5 million shares of its Class A Common Stock for $676 million.

During the nine months ended March 31, 2018, approximately 0.7 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2018:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments	Total
Balance at June 30, 2017	$(1)	$(3)	$(213)		$(267)	$(484)
OCI before reclassifications	(13)	(41)	(4	)(1)	149	91
Amounts reclassified to Net Earnings	—	27	12		—	39
Amounts reclassified to Retained Earnings	—	2	(34)		—	(32)
Net current-period change in OCI	(13)	(12)	(26)		149	98
Balance at March 31, 2018	$(14)	$(15)	$(239)		$(118)	$(386)

(1)  Consists of foreign currency translation losses.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2018 and 2017:

	Amount Reclassified from AOCI
	Three Months Ended March 31		Nine Months Ended March 31		Affected Line Item in Consolidated
(In millions)	2018	2017	2018	2017	Statement of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$—	$(1)	$—	$—	Interest income and investment income, net
Benefit (provision) for deferred taxes	—	—	—	—	Provision for income taxes
	$—	$(1)	$—	$—	Net earnings

Gain (Loss) on Cash-Flow Hedges
Foreign currency forward contracts	$(8)	$2	$(20)	$8	Cost of sales
Foreign currency forward contracts	(10)	7	(21)	26	Selling, general and administrative
Interest rate-related derivatives	—	1	1	1	Interest expense
	(18)	10	(40)	35	Earnings before income taxes
Benefit (provision) for deferred taxes	6	(3)	13	(12)	Provision for income taxes
	$(12)	$7	$(27)	$23	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$—	$(1)	$(2)	(1)
Amortization of actuarial loss	(5)	(7)	(14)	(21)	(1)
	(5)	(7)	(15)	(23)	Earnings before income taxes
Benefit (provision) for deferred taxes	—	2	3	7	Provision for income taxes
	$(5)	$(5)	$(12)	$(16)	Net earnings
Total reclassification adjustments, net	$(17)	$1	$(39)	$7	Net earnings

(1) See Note 7 — Pension and Post-Retirement Benefit Plans for additional information.

NOTE 12 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2018 and 2017 is as follows:

(In millions)	2018	2017
Cash:
Cash paid during the period for interest	$97	$58
Cash paid during the period for income taxes	$283	$324

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$4	$10
Noncash purchases (sales) of short- and long-term investments, net	$—	$1
Property, plant and equipment accrued but unpaid	$32	$26

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2018	2017	2018	2017
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,447	$1,105	$4,216	$3,455
Makeup	1,388	1,271	4,275	3,743
Fragrance	382	336	1,423	1,275
Hair Care	139	126	419	399
Other	14	19	55	60
	3,370	2,857	10,388	8,932
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,370	$2,857	$10,388	$8,930

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$440	$265	$1,219	$828
Makeup	119	192	514	562
Fragrance	23	16	195	157
Hair Care	13	12	45	38
Other	2	4	9	11
	597	489	1,982	1,596
Reconciliation:
Charges associated with restructuring and other activities	(100)	(62)	(207)	(134)
Interest expense	(33)	(28)	(96)	(71)
Interest income and investment income, net	16	8	40	19
Earnings before income taxes	$480	$407	$1,719	$1,410

GEOGRAPHIC DATA
Net Sales:
The Americas	$1,181	$1,171	$3,818	$3,646
Europe, the Middle East & Africa	1,416	1,126	4,236	3,477
Asia/Pacific	773	560	2,334	1,809
	3,370	2,857	10,388	8,932
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,370	$2,857	$10,388	$8,930

Operating Income (Loss):
The Americas	$33	$87	$231	$236
Europe, the Middle East & Africa	385	288	1,194	956
Asia/Pacific	179	114	557	404
	597	489	1,982	1,596
Charges associated with restructuring and other activities	(100)	(62)	(207)	(134)
Operating Income	$497	$427	$1,775	$1,462

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2018 and 2017, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2018	2017	2018	2017
NET SALES
By Product Category:
Skin Care	$1,447	$1,105	$4,216	$3,455
Makeup	1,388	1,271	4,275	3,743
Fragrance	382	336	1,423	1,275
Hair Care	139	126	419	399
Other	14	19	55	60
	3,370	2,857	10,388	8,932
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,370	$2,857	$10,388	$8,930

By Region:
The Americas	$1,181	$1,171	$3,818	$3,646
Europe, the Middle East & Africa	1,416	1,126	4,236	3,477
Asia/Pacific	773	560	2,334	1,809
	3,370	2,857	10,388	8,932
Returns associated with restructuring and other activities	—	—	—	(2)
Net Sales	$3,370	$2,857	$10,388	$8,930

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$440	$265	$1,219	$828
Makeup	119	192	514	562
Fragrance	23	16	195	157
Hair Care	13	12	45	38
Other	2	4	9	11
	597	489	1,982	1,596
Charges associated with restructuring and other activities	(100)	(62)	(207)	(134)
Operating Income	$497	$427	$1,775	$1,462

By Region:
The Americas	$33	$87	$231	$236
Europe, the Middle East & Africa	385	288	1,194	956
Asia/Pacific	179	114	557	404
	597	489	1,982	1,596
Charges associated with restructuring and other activities	(100)	(62)	(207)	(134)
Operating Income	$497	$427	$1,775	$1,462

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.3	20.7	20.7	20.4
Gross profit	79.7	79.3	79.3	79.6

Operating expenses:
Selling, general and administrative	62.1	62.3	60.3	61.8
Restructuring and other charges	2.9	2.1	1.9	1.4
Total operating expenses	65.0	64.4	62.2	63.2

Operating income	14.7	14.9	17.1	16.4
Interest expense	1.0	1.0	1.0	0.8
Interest income and investment income, net	0.5	0.3	0.4	0.2

Earnings before income taxes	14.2	14.2	16.5	15.8
Provision for income taxes	3.1	3.7	7.6	4.3

Net earnings	11.1	10.5	8.9	11.5
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	11.0%	10.4%	8.9%	11.4%

In order to meet the demands of consumers, we continually introduce new products, support new and established products through advertising, merchandising and sampling, and phase out existing products that no longer meet our objectives.  The economics of developing, producing, launching, distributing, supporting and discontinuing products impact our sales and operating performance each period.  The introduction of new products may have some cannibalizing effect on sales of existing products, which we take into account in our business planning.

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period over period.  We calculate constant currency information by translating current year results using prior year weighted-average foreign currency exchange rates.

Overview

We believe the best way to increase stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences.  Accordingly, we are implementing our long-term strategy, which has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions, that is designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to continue building upon and leveraging our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.  Elements of our strategy are described in the Overview on pages 24-28 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as well as below.

During the third quarter of fiscal 2018, we continued to build global net sales momentum, fueled by our multiple engines of growth.  Net sales grew 18.0% as compared with the prior-year period, led by our skin care, makeup and fragrance product categories.  We have seen a continued resurgence of global prestige skin care growth during the third quarter of fiscal 2018.  Makeup net sales also continued to grow, however at a slower pace than in prior periods.  The Estée Lauder brand, La Mer, Tom Ford and Jo Malone London grew strong double digits, and M•A•C grew high single digits.  Certain of our brands have benefited from new product introductions, which have driven further growth in iconic products that are major components of our brands such as Advanced Night Repair from Estée Lauder.  Internationally, net sales grew in substantially all of our markets, led by our businesses in travel retail and China.  We believe that our success has been due, in part, to our focus on strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries.  In particular, we are cautious of the continued decline in retail traffic primarily related to some brick-and-mortar stores in the United States as a result of the impact of shifts in consumer preferences as to where and how they shop.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East; the United Kingdom’s anticipated exit from the European Union; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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

We recently learned that some of our testing related to certain product advertising claims did not meet our standards and needs to be further validated. This was determined pursuant to a Company review initiated in our fiscal 2018 third quarter in accordance with our internal procedures. This review is ongoing, and certain advertising claims will be modified. This is not a product safety issue and does not relate to the quality of the ingredients or the manufacturing of our products. We are diligently addressing this matter and will make any necessary changes to product advertising claims as soon as possible. At this time, we do not know whether the results of this ongoing review will be material to the Company.

During the fourth quarter of fiscal 2017, we recognized impairment charges for the goodwill and trademark related to its Editions de Parfums Frédéric Malle reporting unit.  If the softness in the retail environment that impacted our growth projections for this reporting unit is more severe than we have anticipated, or other business disruptions arise, a resulting change in the long-term plans could have a negative impact on the estimated fair values of the related goodwill and trademark, and it is possible we could recognize an impairment charge in the future.  As of March 31, 2018, the carrying values of the Editions de Parfums Frédéric Malle goodwill and trademark were $7 million and $34 million, respectively.  Based on the latest quantitative assessment, as of April 1, 2017, the fair values of all other reporting units with material goodwill and other indefinite-lived intangible assets, with the exception of our fiscal 2017 acquisitions of Too Faced and BECCA, were substantially in excess of their respective carrying values.  With regard to Too Faced and BECCA, the $1.3 billion combined carrying values of the related goodwill and other indefinite-lived intangible assets as of the assessment date approximated their fair values.  If these brands were adversely impacted by any number of factors (e.g., a soft retail environment for their products) that causes a change to their long-term financial projections from the financial targets set at the date of acquisition, there could be a negative effect on the fair values of these reporting units and, accordingly, could result in an impairment charge in the future.

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

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of charges recorded from inception through March 31, 2018, we expect that Leading Beauty Forward will result in related restructuring and other charges totaling between $600 million and $700 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $200 million and $300 million, before taxes.  We expect to reinvest a portion of these savings in future growth initiatives.  For additional information about Leading Beauty Forward, see Notes to Consolidated Financial Statements, Note 4 — Charges Associated with Restructuring and Other Activities.

NET SALES

	Three Months Ended March 31		Nine Months Ended December 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$3,370	$2,857	$10,388	$8,930
$ Change from prior-year period	513		1,458
% Change from prior-year period	18%		16%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	13%		13%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and nine months ended March 31, 2018, reported net sales increased in each major product category and grew in each geographic region.  Skin care net sales primarily benefited from higher sales of Estée Lauder and La Mer products.  Makeup net sales primarily reflected increases from Estée Lauder and M•A•C, while incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA also contributed to the category’s growth for the nine months ended March 31, 2018.  Our fragrance category primarily benefited from net sales increases from Jo Malone London and Tom Ford.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, the continued success of certain hero franchises, growth from emerging markets, strength in our travel retail business and the specialty-multi and online channels.

Returns associated with restructuring activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

Product Categories

Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$1,447	$1,105	$4,216	$3,455
$ Change from prior-year period	342		761
% Change from prior-year period	31%		22%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	25%		19%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, reflecting higher net sales from Estée Lauder and La Mer, combined, of approximately $271 million and $641 million for the three and nine months ended March 31, 2018, respectively.  In both periods, the higher net sales from Estée Lauder were primarily due to increases in travel retail and China, including the launch of Advanced Night Repair Eye Concentrate Matrix, which created a halo effect on the Advanced Night Repair line of products, as well as the launch of Perfectionist Pro Rapid Firm + Lift Treatment.  Net sales of La Mer products grew in all regions in both periods, reflecting recent product launches such as The Moisturizing Matte Lotion and The Moisturizing Cool Gel Creme, and targeted expanded consumer reach.  Also contributing to the net sales growth from La Mer for the nine months ended March 31, 2018 was the expansion of the Genaissance line of products, including The Eye & Expression Cream and The Infused Lotion.

Partially offsetting the increase in net sales for the three and nine months ended March 31, 2018, were lower net sales from Aveda of approximately $2 million and $13 million, respectively.  The lower net sales of Aveda products for both periods primarily reflected an unfavorable comparison to the prior-year periods due to the launch of the Tulasara line of products.

The net sales increase for skin care included favorable foreign currency translation of approximately $64 million and $105 million for the three and nine months ended March 31, 2018, respectively.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$1,388	$1,271	$4,275	$3,743
$ Change from prior-year period	117		532
% Change from prior-year period	9%		14%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	5%		11%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales growth for the three months ended March 31, 2018 reflected higher net sales from Estée Lauder and M•A•C of approximately $101 million, combined.  Contributing to the reported net sales growth for the nine months ended March 31, 2018 were incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as higher net sales from Estée Lauder, M•A•C and Tom Ford of approximately $532 million, combined.  In both periods, increased net sales of Estée Lauder products were due, in part, to higher sales of Double Wear foundation products and the Pure Color franchise.  Higher net sales from M•A•C in both periods were driven by our travel retail business; the growth in online sales and the strength of the makeup category in China and Hong Kong; and success in the specialty-multi channel in the United States as a result of targeted expanded consumer reach.  Net sales growth from Tom Ford for the nine months ended March 31, 2018 was driven by higher sales of eyeshadow products, in particular from our travel retail business.

Partially offsetting these increases for the three and nine months ended March 31, 2018 were approximately $8 million and $16 million, respectively, of lower net sales of Smashbox products due primarily to a soft retail environment for our products in the United States, particularly in the specialty-multi channel, reflecting slower retail traffic.

The net sales increase for makeup included favorable foreign currency translation of approximately $55 million and $102 million for the three and nine months ended March 31, 2018, respectively.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$382	$336	$1,423	$1,275
$ Change from prior-year period	46		148
% Change from prior-year period	14%		12%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	7%		8%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three and nine months ended March 31, 2018, reflecting higher net sales from our luxury fragrance brands of approximately $54 million and $169 million, combined, respectively.  Contributing to the growth for both periods were higher net sales from Jo Malone London, primarily driven by the travel retail channel and Asia/Pacific region reflecting targeted expanded consumer reach and recent product launches, such as the English Fields collection.  Also contributing to the increase were higher net sales from Tom Ford, reflecting, in part, the continued success of the Private Blend franchises, including new products, such as the Oud Wood franchise, and growth from existing fragrances.  Net sales increased from Le Labo, By Kilian and Editions de Parfums Frédéric Malle, reflecting growth from existing products and targeted expanded consumer reach.

Partially offsetting these increases were lower net sales from Estée Lauder of approximately $22 million and $17 million for the three and nine months ended March 31, 2018, respectively.  These lower net sales for both periods primarily reflected product rationalization of certain underperforming fragrances, as well as an unfavorable comparison with greater launch activity in the prior-year periods.

The net sales increase for fragrance included favorable foreign currency translation of approximately $23 million and $45 million for the three and nine months ended March 31, 2018, respectively.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$139	$126	$419	$399
$ Change from prior-year period	13		20
% Change from prior-year period	10%		5%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	7%		4%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and nine months ended March 31, 2018, reflecting growth from Aveda and Bumble and bumble.  In both periods, the higher net sales from Aveda were primarily driven by growth from the online and travel retail channels, as well as the launch of the Invati Advanced line of products.  The growth from Bumble and bumble in both periods reflected the launch of the brand in Ulta Beauty.  Partially offsetting the net sales growth in hair care was softness in the salon channel in North America, which impacted both brands, and lower sales for the nine months ended March 31, 2018 in freestanding stores for Aveda.

Geographic Regions

The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$1,181	$1,171	$3,818	$3,646
$ Change from prior-year period	10		172
% Change from prior-year period	1%		5%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	1%		4%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Net sales in Latin America and Canada, combined, increased $20 million and $39 million for the three and nine months ended March 31, 2018, respectively, driven by growth in most brands.  Net sales in the United States decreased approximately $10 million for the three months ended March 31, 2018, primarily reflecting lower net sales from our makeup artist brands and Smashbox.  The decline in our makeup artist brands was driven by the soft retail environment negatively impacting net sales in some department stores and certain of our freestanding stores, partially offset by growth in the specialty-multi channel as a result of targeted expanded consumer reach from M•A•C.  The decrease in net sales from Smashbox was driven by a soft retail environment for our products in the specialty-multi channel.  Partially offsetting these decreases were increased net sales from Estée Lauder, primarily reflecting the launch of Perfectionist Pro Rapid Firm + Lift Treatment and higher sales from the Double Wear line of products, and from La Mer due to recent product launches and targeted expanded consumer reach.

Net sales in the United States increased $133 million for the nine months ended March 31, 2018 driven by incremental net sales from Too Faced and BECCA of approximately $195 million, combined.  Net sales increases from Estée Lauder and La Mer skin care products were more than offset by lower net sales from our makeup artist brands, Clinique, Smashbox and certain of our designer fragrances.

The lower net sales from our makeup artist brands and Smashbox for both periods were a result of a softer retail environment for our products.  The lower net sales of Clinique products for the nine months ended March 31, 2018 primarily reflected an unfavorable comparison due to the higher level of expansion within the specialty-multi channel in the prior-year periods.  The decrease in net sales of our designer fragrances for the nine months ended March 31, 2018 reflected product rationalization of certain underperforming fragrances, as well as an unfavorable comparison with greater launch activity in the prior-year periods.

The net sales increase for the Americas included favorable foreign currency translation of approximately $4 million and $16 million for the three and nine months ended March 31, 2018, respectively.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$1,416	$1,126	$4,236	$3,477
$ Change from prior-year period	290		759
% Change from prior-year period	26%		22%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	17%		17%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher sales from our travel retail business and, to a lesser extent, the United Kingdom and Italy of approximately $233 million and $626 million, combined, for the three and nine months ended March 31, 2018, respectively.  In our travel retail business, the sales growth for both periods reflected higher net sales from virtually all of our brands including Estée Lauder, La Mer, Tom Ford, Jo Malone London and M•A•C, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as targeted expanded consumer reach and new product offerings.  The higher net sales in the United Kingdom in both periods were primarily driven by the favorable impact of foreign currency translation.  The net sales growth in Italy was driven by M•A•C, partially reflecting targeted expanded consumer reach, and Estée Lauder, primarily due to higher net sales from the Double Wear and Pure Color Envy line of products.

Partially offsetting the net sales increases for the three and nine months ended March 31, 2018 were lower net sales in the Middle East of approximately $10 million and $15 million, respectively, primarily driven by the continuing rebalancing of inventory levels by certain of our distributors caused by the impact of the macroeconomic environment on consumer purchases.

The net sales increase in Europe, the Middle East & Africa included favorable foreign currency translation of approximately $99 million and $185 million for the three and nine months ended March 31, 2018, respectively.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Net Sales	$773	$560	$2,334	$1,809
$ Change from prior-year period	213		525
% Change from prior-year period	38%		29%

Non-GAAP Financial Measure (a):
% Change from prior-year period in constant currency	30%		26%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Hong Kong of approximately $169 million and $450 million, combined, for the three and nine months ended March 31, 2018, respectively.  In both periods, the higher net sales in China were led by Estée Lauder, M•A•C and La Mer, and reflected, in part, targeted expanded consumer reach and continued increased demand for makeup and skin care products.  In addition, most distribution channels grew, led by department stores and online.  The net sales growth in Hong Kong in both periods was primarily driven by Estée Lauder, La Mer, M•A•C and Tom Ford, reflecting an improved macroeconomic environment, an increase in tourism, targeted expanded consumer reach and the continued success of certain hero franchises.

The net sales increase in Asia/Pacific included favorable foreign currency translation of approximately $44 million and $58 million for the three and nine months ended March 31, 2018, respectively.

GROSS MARGIN

Gross margin increased to 79.7% for the three months ended March 31, 2018 as compared with 79.3% in the prior-year period, and decreased to 79.3% for the nine months ended March 31, 2018 as compared with 79.6% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and nine months ended March 31, 2018 as compared with the prior-year periods are as follows:

	March 31, 2018
	Three Months Ended	Nine Months Ended
Foreign exchange transactions	20	10
Mix of business	(20)	—
Manufacturing costs and other	10	—
Fiscal 2017 acquisitions	30	(40)
Subtotal	40	(30)
Charges associated with restructuring and other activities	—	—
Total basis point favorable (unfavorable) change	40	(30)

The favorable impact of the fiscal 2017 second quarter acquisitions for the three months ended March 31, 2018 relates to the inventory step-up amortization of $10 million, or approximately 40 basis points, recorded in the prior year.  The unfavorable variance for the nine months ended March 31, 2018 was primarily due to a higher cost of sales related to Too Faced and BECCA.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 65.0% for the three months ended March 31, 2018 as compared to 64.4% in the prior-year period, and decreased to 62.2% for the nine months ended March 31, 2018 as compared with 63.2% in the prior-year period.  Favorable (unfavorable) basis point changes for the three and nine months ended March 31, 2018 as compared with the prior-year periods are as follows:

	March 31, 2018
	Three Months Ended	Nine Months Ended
General and administrative expenses	30	(20)
Advertising, merchandising, sampling and product development	(110)	(20)
Selling	170	220
Shipping	(10)	(10)
Store operating costs	30	30
Stock-based compensation	(50)	10
Foreign exchange transactions	(60)	(40)
Fiscal 2017 gain on sale of property, plant and equipment	—	(10)
Other	—	(20)
Subtotal	—	140
Charges associated with restructuring and other activities	(80)	(50)
Changes in fair value of contingent consideration	20	10
Total basis point favorable (unfavorable) change	(60)	100

For the three months ended March 31, 2018, the higher operating expense margin was driven by an increase in advertising and promotional activities due to increased spend on digital advertising, including costs associated with influencers.  The improvement in operating expense margin for the nine months ended March 31, 2018, reflected disciplined expense management across many areas and favorable mix shifts in the growth of our brands and channels.  Selling expenses for both periods were favorable, reflecting lower demonstration costs, partially due to changes in distribution channel mix.  Beginning with September 2017 equity grants, employee award agreements contain a new provision regarding award forfeiture, the effect of which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months).  Without this provision, the awards for retirement-eligible employees would have been expensed at the date of grant, rather than through our fiscal 2018 third quarter, and would have resulted in stock-based compensation expense having a favorable impact on the operating expense margin comparison of approximately 30 basis points for the three months ended March 31, 2018.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

As Reported:
Operating Income	$497	$427	$1,775	$1,462
$ Change from prior-year period	70		313
% Change from prior-year period	16%		21%

Operating Margin	14.7%	14.9%	17.1%	16.4%

Non-GAAP Financial Measure (a):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and changes in fair value of contingent consideration	21%		24%

(a) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for three months ended March 31, 2018 decreased from the prior-year period, driven by the impact of charges associated with restructuring and other activities, partially offset by the higher gross margin and changes in the fair value of contingent consideration, as previously noted.  Reported operating results and operating margin were impacted by favorable currency translation of $50 million for the three months ended March 31, 2018.

The reported operating margin for the nine months ended March 31, 2018 increased from the prior-year period, reflecting the lower operating expense margin, partially offset by the decrease in gross margin, as previously noted.  Reported operating results and operating margin were impacted by favorable currency translation of $86 million for the nine months ended March 31, 2018.

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

Product Categories

Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

Operating Income	$440	$265	$1,219	$828
$ Change from prior-year period	175		391
% Change from prior-year period	66%		47%

Reported skin care operating income increased in both periods, primarily from Estée Lauder and La Mer, due to higher net sales, in particular, from our travel retail business, China and Hong Kong.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

Operating Income	$119	$192	$514	$562
$ Change from prior-year period	(73)		(48)
% Change from prior-year period	(38)%		(9)%

Reported makeup operating income decreased for the three and nine months ended March 31, 2018.  Growth from our heritage brands was more than offset by lower operating results from Smashbox, our makeup artist brands and Too Faced.  The higher results from our heritage brands primarily reflected an increase in net sales from Estée Lauder and disciplined expense management from Clinique and Origins.  The lower results from Smashbox reflected lower net sales.  The decrease in operating income from our makeup artist brands was driven primarily by the increased investment in digital advertising and social media.  The lower results from Too Faced reflected higher investment spending behind new and existing products.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

Operating Income	$23	$16	$195	$157
$ Change from prior-year period	7		38
% Change from prior-year period	44%		24%

Reported fragrance operating income increased for the three and nine months ended March 31, 2018, reflecting higher results from Jo Malone London, Estée Lauder and Tom Ford.  The higher results from Jo Malone London and Tom Ford were primarily due to the increase in net sales.  The improved results from Estée Lauder reflected a favorable comparison to the prior-year period due to higher investment spending behind new products.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

Operating Income	$13	$12	$45	$38
$ Change from prior-year period	1		7
% Change from prior-year period	8%		18%

Reported hair care operating income increased for the three months ended March 31, 2018 primarily due to the growth in net sales.  For the nine months ended March 31, 2018, the higher results were driven by both the increase in net sales and disciplined expense management from Aveda and Bumble and bumble.

Geographic Regions

The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

Operating Income	$33	$87	$231	$236
$ Change from prior-year period	(54)		(5)
% Change from prior-year period	(62)%		(2)%

Reported operating income in the Americas decreased for the three and nine months ended March 31, 2018, reflecting lower results from our makeup artist brands and Smashbox, due to the decrease in net sales in the United States, as well as lower results from certain of our luxury brands and Too Faced.  The decrease for both periods reflected the increase in advertising and promotional activities, including increased investments in digital advertising and social media.  The decrease in reported operating income for the three months ended March 31, 2018 also reflected higher stock-based compensation expense of $16 million as previously discussed.  For the nine months ended March 31, 2018, the lower net sales from Clinique and certain of our designer fragrances also contributed to the decline in reported operating income.  Partially offsetting these decreases in both periods were higher results from Estée Lauder as a result of higher net sales.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017
Operating Income	$385	$288	$1,194	$956
$ Change from prior-year period	97		238
% Change from prior-year period	34%		25%

Reported operating income in Europe, the Middle East & Africa increased for the three months ended March 31, 2018 driven by higher results from our travel retail business of approximately $119 million, partially offset by lower results from the United Kingdom and the Middle East of approximately $33 million, combined.  Reported operating income for the nine months ended March 31, 2018 increased, reflecting higher results from our travel retail business of approximately $308 million, partially offset by lower results from the United Kingdom, the Middle East, Switzerland and Germany of approximately $76 million, combined.  The higher results from our travel retail business for both periods were due to the increased net sales.  The lower results in the United Kingdom for both periods reflected a soft retail environment for certain of our products, an increase in store operating expenses associated with targeted expanded consumer reach and higher cost of sales due, in part, to the timing and level of gifts with purchase shipments.  The lower results in the Middle East were due to a decrease in net sales.  The operating results in Switzerland declined during the nine months ended March 31, 2018 due to an unfavorable comparison to the prior-year period gain on the sale of property, plant and equipment.  The lower results in Germany for the nine months ended March 31, 2018 were primarily due to higher spending on marketing, advertising and promotion behind new and existing products.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2018	2017	2018	2017

Operating Income	$179	$114	$557	$404
$ Change from prior-year period	65		153
% Change from prior-year period	57%		38%

Reported operating income increased in Asia/Pacific, reflecting higher results in China and Hong Kong of approximately $60 million and $142 million, combined, for the three and nine months ended March 31, 2018, respectively, driven by net sales growth.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2018	2017	2018	2017
Interest expense	$33	$28	$96	$71
Interest income and investment income, net	$16	$8	$40	$19

Interest expense increased for both periods, primarily due to the issuance of additional long-term debt in February 2017.  Interest and investment income, net increased for both periods primarily due to an increase in interest rates and higher cash balances.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Effective rate for income taxes	22.1%	26.3%	46.0%	27.2%
Basis-point change from the prior-year period	(420)		1,880

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  The TCJA includes broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes in the current-year period.  These impacts primarily consist of the following:

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

The effective rate for income taxes was 22.1% and 26.3% for the three months ended March 31, 2018 and 2017, respectively.  This decrease reflected a favorable impact of excess tax benefits related to share-based compensation awards of approximately 400 basis points, and an adjustment to the remeasurement of U.S. net deferred tax assets resulting from the TCJA of approximately 190 basis points.  Partially offsetting these decreases was an adjustment to the Transition Tax resulting from the TCJA of approximately 150 basis points and tax reserve adjustments of approximately 20 basis points.  Excluding the impact of the provisional adjustments under the TCJA noted above, and the net impact on the effective tax rate from charges associated with restructuring and other activities and the change in fair value of contingent consideration of approximately 30 basis points and 140 basis points for the three months ended March 31, 2018 and 2017, respectively, the effective tax rate for the three months ended March 31, 2018 and 2017 would have been 22.8% and 27.7%, respectively.

The effective rate for income taxes was 46.0% and 27.2% for the nine months ended March 31, 2018 and 2017, respectively.  This increase was primarily attributable to the Transition Tax of approximately 1,930 basis points, the remeasurement of U.S. net deferred tax assets of approximately 240 basis points, and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation of approximately 100 basis points, with each resulting from the enactment of the TCJA.  Partially offsetting this increase was approximately 250 basis points due to a favorable impact of excess tax benefits related to share-based compensation awards, and approximately 140 basis points primarily reflecting a favorable geographic mix of earnings and a favorable impact of the reduced U.S. statutory tax rate.  Excluding the impact of the provisional adjustments under the TCJA noted above, and the net impact on the effective tax rate from charges associated with restructuring and other activities and the change in fair value of contingent consideration of approximately 80 basis points for the nine months ended March 31, 2017, the effective tax rate for the nine months ended March 31, 2018 and 2017 would have been 23.3% and 28.0%, respectively.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended December 31
($ in millions, except per share data)	2018	2017	2018	2017
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$372	$298	$922	$1,020
$ Change from prior-year period	74		(98)
% Change from prior-year period	25%		(10)%
Diluted net earnings per common share	$.99	$.80	$2.45	$2.74
% Change from prior-year period	24%		(10)%

Non-GAAP Financial Measure (a):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, changes in fair value of contingent consideration, and the Transition Tax, the remeasurement of U.S. net deferred tax assets and the establishment of a net deferred tax liability related to certain foreign withholding taxes on planned repatriation resulting from the TCJA	30%		31%

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

					% Change
	Three Months Ended March 31			%	in Constant
($ in millions, except per share data)	2018	2017	Variance	Change	Currency
Net Sales, as reported	$3,370	$2,857	$513	18%	13%
Returns associated with restructuring and other activities	—	—	—
Net Sales, as adjusted	$3,370	$2,857	$513	18%	13%

Operating Income, as reported	$497	$427	$70	16%	5%
Charges associated with restructuring and other activities	100	62	38
Changes in fair value of contingent consideration	(9)	(3)	(6)
Operating Income, as adjusted	$588	$486	$102	21%	10%

Diluted net earnings per common share, as reported	$.99	$.80	$.19	24%	12%
Charges associated with restructuring and other activities	.20	.11	.09
Changes in fair value of contingent consideration	(.02)	(.01)	(.01)
Transition Tax resulting from the TCJA	.02	—	—
Remeasurement of U.S. net deferred tax assets resulting from the TCJA	(.02)	—	—
Net deferred tax liability related to certain foreign withholding taxes on planned repatriation resulting from the TCJA	—	—	—
Diluted net earnings per common share, as adjusted	$1.17	$.90	$.27	30%	17%

					% Change
	Nine Months Ended March 31			%	in Constant
($ in millions, except per share data)	2018	2017	Variance	Change	Currency
Net Sales, as reported	$10,388	$8,930	$1,458	16%	13%
Returns associated with restructuring and other activities	—	2	(2)
Net Sales, as adjusted	$10,388	$8,932	$1,456	16%	13%
Operating Income, as reported	$1,775	$1,462	$313	21%	16%
Charges associated with restructuring and other activities	207	134	73
Changes in fair value of contingent consideration	(6)	1	(7)
Operating Income, as adjusted	$1,976	$1,597	$379	24%	18%
Diluted net earnings per common share, as reported	$2.45	$2.74	$(.29)	(10)%	(16)%
Charges associated with restructuring and other activities	.42	.24	.18
Changes in fair value of contingent consideration	(.01)	(.01)	—
Transition Tax resulting from the TCJA	.88	—	.88
Remeasurement of U.S. net deferred tax assets resulting from the TCJA	.11	—	.11
Net deferred tax liability related to certain foreign withholding taxes on planned repatriation resulting from the TCJA	.05	—	.05
Diluted net earnings per common share, as adjusted	$3.90	$2.97	$.93	31%	26%

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

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Three months ended March 31, 2018	Three months ended March 31, 2017	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$1,447	$1,105	$342	$(64)	$278	31%	25%
Makeup	1,388	1,271	117	(55)	62	9	5
Fragrance	382	336	46	(23)	23	14	7
Hair Care	139	126	13	(4)	9	10	7
Other	14	19	(5)	(1)	(6)	(26)	(32)
	3,370	2,857	513	(147)	366	18	13
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,370	$2,857	$513	$(147)	$366	18%	13%

By Region:
The Americas	$1,181	$1,171	$10	$(4)	$6	1%	1%
Europe, the Middle East & Africa	1,416	1,126	290	(99)	191	26	17
Asia/Pacific	773	560	213	(44)	169	38	30
	3,370	2,857	513	(147)	366	18	13
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,370	$2,857	$513	$(147)	$366	18%	13%

	As Reported
(In millions)	Nine months ended March 31, 2018	Nine months ended March 31, 2017	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$4,216	$3,455	$761	$(105)	$656	22%	19%
Makeup	4,275	3,743	532	(102)	430	14	11
Fragrance	1,423	1,275	148	(45)	103	12	8
Hair Care	419	399	20	(6)	14	5	4
Other	55	60	(5)	(1)	(6)	(8)	(10)
	10,388	8,932	1,456	(259)	1,197	16	13
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$10,388	$8,930	$1,458	$(259)	$1,199	16%	13%

By Region:
The Americas	$3,818	$3,646	$172	$(16)	$156	5%	4%
Europe, the Middle East & Africa	4,236	3,477	759	(185)	574	22	17
Asia/Pacific	2,334	1,809	525	(58)	467	29	26
	10,388	8,932	1,456	(259)	1,197	16	13
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$10,388	$8,930	$1,458	$(259)	$1,199	16%	13%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2018, we had cash and cash equivalents of $2,140 million compared with $1,136 million at June 30, 2017.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information systems enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.  Our cash and cash equivalents and short- and long-term investment balances at March 31, 2018 include cash and short- and long-term investments in offshore jurisdictions.

The recently enacted TCJA resulted in the Transition Tax on unrepatriated earnings of certain of our foreign subsidiaries and changed the tax law in ways that present potential opportunities to repatriate cash without additional U.S. federal income tax.  During the three months ended March 31, 2018, we changed our indefinite reinvestment assertion related to certain foreign earnings and continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings.  We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and foreign withholding taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 25, 2018, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At March 31, 2018, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	497	—	497
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	244	—	244
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	434	—	434
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	495	—	495
Commercial paper that matures through April 2018 (1.81% average interest rate)	—	280	280
Other borrowings	6	16	22
	$3,363	$296	$3,659

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

(7)             Consists of $250 million principal, a $5 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(8)             Consists of $450 million principal, a $14 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $2 million.

(9)             Consists of $500 million principal, a $4 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(10)        The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

As of April 25, 2018, we had approximately $309 million of commercial paper outstanding, which we may refinance or pay as it matures.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 44% and 45% at March 31, 2018 and June 30, 2017, respectively.

Cash Flows

	Nine Months Ended March 31
(In millions)	2018	2017
Net cash provided by operating activities	$1,931	$1,252
Net cash used for investing activities	$155	$2,106
Net cash provided by (used for) financing activities	$(822)	$1,083

The change in net cash flows from operations primarily reflected higher earnings before income taxes and an increase in other accrued and noncurrent liabilities, reflecting higher advertising and promotional accruals, a change in accrued employee incentive compensation, and a change in legal accruals in the prior-year period.  The TCJA provisional charges, which lowered net earnings, contributed an additional increase of $332 million in other accrued and noncurrent liabilities, reflecting the Transition Tax, as well as $60 million, combined, relating to deferred income taxes as a result of the revaluation of U.S. net deferred tax assets due to the change in the corporate tax rate and the withholding taxes on planned repatriation.  The Transition Tax may be paid over an eight-year period, of which $30 million is classified as short-term.  These charges had no impact on our reported cash flows from operations for the nine months ended March 31, 2018.  The improvement in net cash flows from operations also reflected favorable changes in accounts payable, primarily due to extended supplier payment terms.

The change in net cash flows from investing activities primarily reflected cash paid in the prior-year period for the fiscal 2017 second quarter acquisitions of Too Faced and BECCA, and lower purchases, net of proceeds, of investments in connection with our cash investment strategy.  Partially offsetting these changes were an increase in capital expenditures, primarily related to counters.

The change in net cash flows from financing activities reflected the prior year issuance of the 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes.  The change also reflected higher treasury stock purchases and dividends in the current year, partially offset by an increase in net proceeds from stock-based compensation transactions.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2018, see Notes to Consolidated Financial Statements, Note 11 — Equity.

Pension and Post-retirement Plan Funding

As part of our ongoing review of pension funding, we made a discretionary contribution of $40 million to our domestic trust-based, noncontributory qualified defined benefit pension plan in March 2018.  There have been no other significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $45 million and $26 million as of March 31, 2018 and June 30, 2017, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by $27 million and $34 million as of March 31, 2018 and June 30, 2017, respectively.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements that have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions.  Our most critical accounting policies relate to revenue recognition, inventory, pension and other post-retirement benefit costs, goodwill, other intangible assets and long-lived assets, and income taxes.  Since June 30, 2017, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2018	623,383	$130.82	602,616	10,989,894
February 2018	700,273	137.48	700,273	10,289,621
March 2018	692,710	143.80	692,500	9,597,121
	2,016,366	137.59	1,995,389

(1)                Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)                The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

Subsequent to March 31, 2018 and as of April 25, 2018, we purchased approximately 0.5 million additional shares of our Class A Common Stock for $72 million pursuant to our share repurchase program.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: May 2, 2018	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)