Form 10-K
period 2018-06-30
ESTEE LAUDER COMPANIES INC
filed 2018-08-24
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $28 billion at December 31, 2017 (the last business day of the registrant’s most recently completed second quarter).*

At August 17, 2018, 224,142,531 shares of the registrant’s Class A Common Stock, $.01 par value, and 143,051,679 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 13, 2018	Part III

* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include our expectations regarding sales, earnings or other future operations, financial performance or liquidity, our long-term strategy, restructuring and other initiatives, product introductions, geographic regions or channels, information technology initiatives and new methods of sale.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations.  Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”

Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in over 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M•A•C, Bobbi Brown, La Mer, Jo Malone London, Aveda and Too Faced.  We are also the global licensee for fragrances and/or cosmetics sold under various designer brand names.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

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

For segment and geographical area financial information, see Item 8. Financial Statements and Supplementary Data – Note 20 – Segment Data and Related Information.

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 17, 2018, shares of Class A Common Stock and Class B Common Stock having approximately 87% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs.  These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne care, facial masks, cleansing devices and sun care products.

Makeup - Our full array of makeup products includes lipsticks, lip glosses, mascaras, foundations, eyeshadows, nail polishes and powders.  Many of the products are offered in an extensive palette of shades and colors.  We also sell related items such as compacts, brushes and other makeup tools.

Fragrance - We offer a variety of fragrance products.  The fragrances are sold in various forms, including eau de parfum sprays and colognes, as well as lotions, powders, creams, candles and soaps that are infused with a particular fragrance.

Hair Care - Our hair care products include shampoos, conditioners, styling products, treatment, finishing sprays and hair color products.

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

Lab Series, introduced in 1987, is a full range of products for cleansing, shaving, treatment and body that is formulated to address the unique needs of men’s skin.

Introduced in 1990, Origins is known for high-performance natural skin care that is “powered by nature and proven by science.” The brand also sells makeup, fragrance and hair care products and is distributed primarily through online, specialty-multi and free-standing Origins stores. Origins has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

M•A•C, the leading brand of professional cosmetics, was created in Toronto, Canada. We completed our acquisition of M•A•C in 1998. The brand’s popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists, models, photographers and journalists around the world.

Acquired in 1995, Bobbi Brown is a global prestige beauty brand known for its high quality and undertone-correct makeup and skin care products that celebrate individual beauty and confidence. Reflecting its artistry roots, the brand is focused on creating a teaching and learning community of women around the world.

Acquired in 1995, La Mer is a leading global luxury skin care brand that is available in limited distribution worldwide. The brand is known for its iconic Crème de la Mer moisturizer, serums and lotions, as well as other skin care and foundation products that are created around the original “Miracle Broth.”

Acquired in 1997, Aveda sells high-performance, naturally-derived hair care products, as well as skin care, makeup and fragrance. The brand is known for its innovative plant-based products and its commitment to environmental sustainability and corporate responsibility. It is distributed primarily through top-tier hair salons and direct-to-consumer, via online and Aveda stores.

Acquired in 1999, Jo Malone London is the luxury fragrance brand known for its unexpected scents and distinctly British character. The brand’s famous colognes are carefully crafted to wear solo, or combine and layer together for a personalized signature scent. The brand celebrates the art of gift-giving – its iconic cream box is instantly recognized and coveted.

Acquired in 2006, Bumble and bumble is a New York-based hair care brand that creates high-quality hair care and styling products. The brand is distributed primarily through top tier salons, including Bumble and bumble’s own flagship salons, specialty-multi retailers and online.

Acquired in 2003, Darphin is a Paris-based, prestige skin care brand known for its high-performance botanical skin care. The brand is distributed primarily through high-end independent pharmacies and online brand and retailer channels.

In 2005, we entered into a license agreement to develop and distribute luxury fragrances and beauty products under the Tom Ford brand name, all shaped with Tom Ford’s singular vision of modern glamour. Today, Tom Ford Beauty includes luxury fragrance, color cosmetics and skin care products for discerning consumers globally.

Acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with high performance products created for our consumer’s everyday life in the spotlight.

Launched in 2012, AERIN is a luxury lifestyle beauty and fragrance brand inspired by the signature style of its founder, Aerin Lauder.

Acquired in 2014, Le Labo is a niche fragrance and sensory lifestyle brand, born in Grasse, France and raised in downtown NYC. Le Labo’s hand-crafted fragrances and unique client experiences reflect the brand’s celebration of craftsmanship.

Acquired in 2015, Les Editions de Parfums Frédéric Malle is a collection of exclusive, sophisticated, ultraluxury fragrances crafted by some of the world’s most talented perfumers and curated by the brand.

Acquired in 2015, GLAMGLOW products started as behind-the-scenes Hollywood beauty essentials, with an irreverent brand philosophy that skin care can be sexy. The brand’s products are known for instant results and disruptive formulas with powerful ingredients that deliver a beautiful glow.

Acquired in 2016, By Kilian is a prestige fragrance brand that embodies timeless sophistication and modern luxury.

Acquired in November 2016, BECCA is a makeup brand offering complexion and color products that flatter a wide range of skin tones and enhance women’s features.

Acquired in December 2016, Too Faced is a serious makeup brand that knows how to have fun. The brand is unabashedly pink, pretty and feminine with a playful wink that is beloved for its high quality formulas, cheeky product names and distinctive packaging.

We have exclusive global license arrangements to manufacture and sell fragrances and, in some cases, cosmetics under the following brand names: Tommy Hilfiger, Donna Karen New York, DKNY, Michael Kors, Ermenegildo Zegna and Tory Burch.

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

Distribution

We sell our products primarily through limited distribution channels that complement the luxury image and prestige status of our brands.  These channels consist primarily of department stores, specialty multi-brand retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores that are operated either by us or by authorized third parties, through our own and third-party operated e-commerce websites and websites of our authorized retailers, in various travel retail locations such as stores in airports and on cruise ships, in-flight and duty-free shops, and certain fragrances are sold in self-select outlets.  Our practice is to accept returns of our products from customers if properly requested and approved.

In fiscal 2018, we continued to strategically open new points of distribution globally, and exited certain locations when appropriate.

As of June 30, 2018, we operated approximately 1,500 freestanding stores.  Most are operated under a single brand name, such as M•A•C, Jo Malone London, Aveda or Origins.  There are also more than 650 Company-branded freestanding stores around the world operated by authorized third parties, primarily in Europe, the Middle East & Africa.

Products from most of our brands are sold online through Company-owned and operated e-commerce and m-commerce sites, through various sites operated by authorized retailers and through third-party online platforms.  These sites and/or platforms are in approximately 40 countries.  While today a majority of these online sales are generated in the United States, the United Kingdom and China, we have additional opportunity to expand online sales globally.

We maintain dedicated sales teams that manage our retail accounts.  We have wholly-owned operations in over 50 countries, and two controlling interests that operate in several countries, through which we market, sell and distribute our products.  In certain countries, we sell our products through carefully selected distributors that share our commitment to protecting the image and position of our brands.  In addition, we sell certain products in select domestic and international U.S. military exchanges.  For information regarding our net sales and long-lived assets by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 20 – Segment Data and Related Information.

Customers

Our strategy is to build strong relationships globally with select retailers, as well as with our consumers directly through freestanding stores, e-commerce sites and social media.  Senior management works with executives of our major retail accounts on a regular basis, and we believe we are viewed as an important supplier to these customers.

Marketing

Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories.  Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies where our global reputation and awareness of our brands benefit us.  Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local relevance, inclusiveness and appeal.  This strategy is built around “Bringing the Best to Everyone We Touch.”  Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application.  We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” care to consumers and a diversified portfolio of brands, channels and geographies.

Our marketing strategies vary by brand, local market and distribution channel.  We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s equity, distribution, product focus, understanding of the core consumer and local relevance.  This enables us to elevate the consumer experience as we attract new consumers, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors.  Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively.  This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods.  Most of our creative marketing work is done by in-house teams, in collaboration with external resources, that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.  For a number of products, we create and deploy 360° integrated consumer engagement programs.  We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites through digital and social media, magazines and newspapers, television, billboards in cities and airports, and direct mail and email.  In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.

We are increasing our brand awareness and sales through our strategic emphasis on technology, by continuing to elevate our digital presence encompassing e-commerce and m-commerce, as well as digital, social media and influencer marketing.  We are investing in new analytical capabilities to promote a more personalized experience across our distribution channels.  We continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and “High-Touch” consumer engagement, in order to continue to offer unparalleled service and set the standard for prestige beauty shopping online.  We also support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites.  We have opportunities to expand our brand portfolio online around the world, and we are investing in and testing new omnichannel concepts in the United States, China and other markets to increase brand loyalty by better serving consumers as they shop across channels and travel corridors.  We have dedicated resources to implement creative, coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Promotional activities and in-store displays are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings from the respective brands.  Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as sampling programs, including purchase with purchase and gift with purchase, and we continue to believe that the quality and perceived benefits of sample products have been effective inducements to purchases by new and existing consumers.  Such activities attract consumers to our counters and websites and keep existing consumers engaged.  Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty advisors and makeup artists at the points of sale to enable us to offer a seamless experience across channels of distribution.

Information Technology

Information technology supports our business processes, including product development, marketing, sales, order processing, production, distribution and finance.  We continue to maintain and enhance our information technology systems in alignment with our long-term strategy.  Many elements of our global information technology infrastructure are managed by third-party providers under vendor-owned, cloud-based models where we pay for services as they are consumed.  This allows a more scalable platform to support current and future requirements and improves our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.

We recognize that technology presents opportunities for competitive advantages, and we continue to invest in new capabilities across various aspects of our business.  During fiscal 2018, we completed retail system upgrades to our freestanding stores in North America, continued our implementation in Asia/Pacific and began our implementation in Europe, the Middle East and Africa.  Over the next few years, we plan to implement new systems and capabilities, including upgraded retail merchandising solutions in certain key markets globally.

Research and Development

We believe that we are an industry leader in the development of new products.  Our research and development group, which includes scientists, engineers and other employees involved in product innovation and packaging design and development, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products.  In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver products that meet or exceed consumer expectations.  The research and development group has long-standing working relationships with several U.S. and international medical and educational facilities, which supplement internal capabilities.  Members of the research and development group are also responsible for regulatory compliance matters.  As our business continues to grow globally, and to satisfy the demand for locally relevant consumer products, we have increased our focus on innovation in Asia/Pacific, especially in China, as well as in Korea and Japan.

Our research and development costs totaled $181 million, $179 million and $191 million in fiscal 2018, 2017 and 2016, respectively, and are expensed as incurred.  As of June 30, 2018, we had approximately 730 employees engaged in research and development activities.  We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.

We do not conduct animal testing on our products or ingredients, and do not ask others to test on our behalf, except when required by law.

Manufacturing, Warehousing and Raw Materials

We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada.  We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment and reduce costs.  Our plants are modern, and our manufacturing processes are substantially automated.  While we believe that our network of manufacturing facilities and third-party manufacturers is sufficient to meet current and reasonably anticipated manufacturing requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand.  From time to time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe that this will not impact our ability to meet our annual or longer-term strategic objectives.  To capitalize on innovation and other supply chain benefits, we also continue to utilize a network of third-party manufacturers on a global basis.

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

We are continually benchmarking the performance of our supply chain and augment our supply base and adjust our distribution networks and manufacturing footprint based upon the changing needs of the business.  As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

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

Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  They include L’Oreal S.A.; LVMH Moët Hennessey Louis Vuitton; Shiseido Company, Ltd.; Coty, Inc.; Chanel S.A.; Puig SL; Kao Corp; Amorepacific Corp; and Groupe Clarins.  We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Ojon, Smashbox, Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA and Too Faced and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna, AERIN and Tory Burch.  For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2018, we had approximately 46,000 full-time employees worldwide (including demonstrators at points of sale who are employed by us).  We have no employees in the United States that are covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

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

Executive Officers

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position(s) Held
John Demsey	62	Executive Group President
Fabrizio Freda	60	President, Chief Executive Officer and a Director
Carl Haney	55	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Jane Hertzmark Hudis	58	Group President
Leonard A. Lauder	85	Chairman Emeritus and a Director
Ronald S. Lauder	74	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	58	Executive Chairman and a Director
Sara E. Moss	71	Executive Vice President and General Counsel
Michael O’Hare	50	Executive Vice President – Global Human Resources
Gregory F. Polcer	63	Executive Vice President – Global Supply Chain
Cedric Prouvé	58	Group President – International
Tracey T. Travis	56	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	53	Executive Vice President – Global Communications

All of the executive officers named above have been employees of the Company for more than five years, with the exception of Michael O’Hare.  Mr. O’Hare joined the Company in 2013.  Previously, he was the Global Chief Human Resources Officer with Heineken N.V., a global brewer based in the Netherlands, since 2009.

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

Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.  Our Company has a well-recognized and strong reputation that could be negatively impacted by social media and many other factors.  If our reputation is adversely affected, our ability to attract and retain customers and consumers could be impacted.  In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands.  Our inability to continue to compete effectively in key countries around the world could have an adverse impact on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop.  We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared.  If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.  In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries.  If such a situation persists or a number of brands, channels or countries fail to perform as expected, there could be a material adverse effect on our business, financial condition and results of operations.

In key markets, such as the United States, we have seen a decline in retail traffic in some of our department store customers and certain of our freestanding stores.  We are seeing the emergence of strong e- and m-commerce platforms (both in mass and prestige distribution) that are impacting our business.  Consolidation or liquidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers.  A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us.  If one or more of our largest customers change their strategies (including pricing or promotional activities), or if our relationship with any large customer is changed or terminated for any reason, there could be a material adverse effect on our business.

Our future success depends, in part, on our ability to achieve our long-term strategy.

Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, supply chain facilities, technologies and emerging and more mature geographic markets.  These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings, at least in the short term.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or restructuring and other charges in doing so.  Although we believe that our strategy will lead to long-term growth in sales and profitability, we may not realize, in full or in part, the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business, financial condition and results of operations.

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

A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability.  We are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom as a result of the impact of shifts in consumer preferences as to where and how they shop.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East; the United Kingdom’s anticipated exit from the European Union; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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

Our business is subject to numerous laws, regulations and policies.  Changes in the laws, regulations and policies, including the interpretation or enforcement thereof, that affect our business could adversely affect our financial results.  These changes include accounting standards, tax laws and regulations, laws and regulations relating to data privacy, anti-corruption, advertising, marketing, manufacturing, distribution, product registration, ingredients, chemicals and packaging, as well as laws in Europe and elsewhere relating to selective distribution, environmental or climate change laws, regulations or accords, trade rules and customs regulations.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that could adversely affect our financial results.

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

We operate on a global basis, with a majority of our fiscal 2018 net sales and operating income generated outside the United States.

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

•                  foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; and taxes;

•                  lack of well-established or reliable legal and administrative systems in certain countries in which we operate;

•                  adverse weather conditions and natural disasters; and

•                  social, economic and geopolitical conditions, such as terrorist attacks, war or other military action.

These risks could have a material adverse effect on our business, prospects, reputation, results of operations and financial condition.

A disruption in our operations or supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have an adverse effect on our business and financial results.

We use a wide variety of direct and indirect suppliers of goods and services from around the world.  Some of our products rely on a single or a limited number of suppliers.  Changes in the financial or business condition of our suppliers could subject us to losses or adversely affect our ability to bring products to market.  Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, and in a timely manner could adversely affect our customer service levels and overall business.  In addition, any increases in the costs of goods and services for our business may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations.

Our information technology and websites may be susceptible to cybersecurity breaches, outages, and other risks.

We rely on information technology (outsourced and in-house) that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world.  We have e-commerce, m-commerce and other Internet websites in the United States and many other countries.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and other events.  Despite the implementation of network security measures, our systems may be vulnerable to constantly evolving cybersecurity threats such as computer viruses, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information technology and adversely affect our business and results of operations.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our financial condition and results of operations.

We are dependent upon automated information technology processes.  As part of our normal business activities, we collect and store certain information that is confidential, proprietary or otherwise sensitive, including personal information with respect to customers, consumers and employees.  We may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of our confidential data and personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, consumers’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our business, financial condition and results of operations. In addition, a security or data privacy breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.  Furthermore, third parties including our suppliers and customers may also rely on information technology and be subject to such cybersecurity breaches.  These breaches may negatively impact their businesses, which could in turn disrupt our supply chain and/or our business operations.

We are subject to risks associated with our global information technology.

Our implementation and maintenance of global information technology (outsourced and in-house), including supply chain and finance systems, human resource management systems, creative asset management and retail operating systems, as well as associated hardware and use of cloud based models, involve risks and uncertainties.  Failure to implement and maintain these and other systems as planned, in terms of timing, specifications, costs, or otherwise, could have an adverse impact on our business and results of operations.

As we outsource functions, we become more dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner.  In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers.  These include certain information technology, finance and human resource functions.  While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our results of operations or financial condition.  In addition, if we transition systems to one or more new, or among existing, external service providers, we may experience challenges that could have a material adverse effect on our results of operations or financial condition.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our expectations regarding certain aspects of our business.  This could include forecasts of net sales, earnings per share and other financial metrics or projections.  Accordingly, when we announced our year-end financial results for fiscal 2018, we provided guidance as to certain assumptions, including ranges for our expected net sales and earnings per share for the quarter ending September 30, 2018 and the fiscal year ending June 30, 2019.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to provide additional guidance or update any of our guidance or other forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.  We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock.  At any time, we could stop or suspend payment of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.

In all of our public statements when we make, or update, a forward-looking statement about our business, whether it be about net sales and/or earnings expectations or expectations regarding restructuring or other initiatives, or otherwise, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the SEC (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for us and for outside observers, such as research analysts, to predict what our earnings or other financial metrics, or business outcomes, will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our business or financial results for any future period.  Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance.  Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations.  If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected.  Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk.  We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

We are controlled by the Lauder family.  As a result, the Lauder family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

As of August 17, 2018, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 87% of the outstanding voting power of the Common Stock.  In addition, there are four members of the Lauder family who are Company employees and members of our Board of Directors.  Another family member is a party to a consulting agreement and a license agreement with us.

As a result of their stock ownership and positions at the Company, as well as our dual-class structure, the Lauder family has the ability to exercise significant control and influence over our business, including all matters requiring stockholder approval (e.g. the election of directors, amendments to the certificate of incorporation, and significant corporate transactions, such as a merger or other sale of our Company or its assets) for the foreseeable future.  In addition, if significant stock indices decide to prohibit the inclusion of companies with dual-class stock structures, the price of our Class A Common Stock could be negatively impacted and could become more volatile.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 17, 2018.  The leases expire at various times through 2040 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	3	—	—	—
R&D	1	1	—	—	—	1
Distribution	—	6	1	6	—	2
Manufacturing and R&D	1	—	—	1	—	—
Manufacturing and Assembly	—	2	—	—	—	—
Distribution and Manufacturing	—	—	—	—	—	1
Principal Executive Offices	—	1	—	—	—	—
Total	4	12	4	7	—	4

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: five for makeup; two for skin care and fragrance; one for skin care and hair care; one for skin care and makeup; one for makeup and fragrance; and one for skin care.  The operations of the remaining facilities are not specific to particular product categories.

We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 14 – Commitments and Contingencies.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”  The following table shows the high and low per share sales prices as reported on the New York Stock Exchange Composite Tape and the cash dividends per share declared in fiscal 2018 and fiscal 2017:

	Fiscal 2018			Fiscal 2017
	High	Low	Cash Dividends	High	Low	Cash Dividends

First Quarter	$110.99	$93.45	$.34	$95.38	$86.57	$.30
Second Quarter	130.36	107.79	.38	88.74	75.30	.34
Third Quarter	150.40	126.80	.38	87.55	76.34	.34
Fourth Quarter	158.80	131.76	.38	98.40	83.34	.34

Fiscal Year	158.80	93.45	$1.48	98.40	75.30	$1.32

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  On August 17, 2018, a dividend was declared in the amount of $.38 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 17, 2018 to stockholders of record at the close of business on August 31, 2018.

As of August 17, 2018, there were 7,889 record holders of Class A Common Stock and 14 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2018	511,875	$149.33	510,061	9,087,060
May 2018	46,005	148.54	45,959	9,041,101
June 2018	—	—	—	9,041,101
	557,880	149.26	556,020

(1)          Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)          The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

Performance Graph

The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Index.  The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2013.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2018	2017	2016	2015	2014
	(In millions, except per share data)
Statement of Earnings Data:
Net sales(1) – (2)	$13,683	$11,824	$11,262	$10,780	$10,969
Net earnings attributable to The Estée Lauder Companies Inc.(1) - (7)	1,108	1,249	1,115	1,089	1,204

Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic(1) - (7)	$3.01	$3.40	$3.01	$2.87	$3.12
Diluted(1) - (7)	2.95	3.35	2.96	2.82	3.06
Cash dividends declared per common share	1.48	1.32	1.14	.92	.78
Balance Sheet Data:
Total assets(5) (7)	$12,567	$11,568	$9,223	$8,227	$7,860
Total debt (4)	3,544	3,572	2,242	1,625	1,334

(1) Results include charges associated with restructuring and other activities of $193 million, $143 million and $90 million, after tax, or $.51, $.38, and $.24 per diluted common share in fiscal 2018, 2017 and 2016, respectively.

(2) As a result of our July 2014 Strategic Modernization Initiative rollout, approximately $178 million of accelerated orders were recorded as net sales and approximately $127 million as operating income in fiscal 2014 that would have occurred in the fiscal 2015 first quarter, equal to approximately $.21 per diluted common share.

(3) During the third quarter of fiscal 2015, we recorded a $5 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.01 per diluted common share.  During the third quarter of fiscal 2014, we recorded a $38 million charge, on a before and after tax basis, related to the remeasurement of net monetary assets in Venezuela, equal to $.10 per diluted common share.

(4) In February 2017, we issued 1.80%, 3.15% and 4.15% Senior Notes in a public offering, each with an aggregate principal amount of $500 million.  These Senior Notes are due in February 2020, March 2027 and March 2047, respectively.  We used the net proceeds of the offerings to redeem the Senior Notes due May 15, 2017 and for general corporate purposes.  In May 2016, we issued $450 million of 1.70% Senior Notes due May 10, 2021 and an additional $150 million of our 4.375% Senior Notes due June 15, 2045 in a public offering.  In June 2015, we issued $300 million of 4.375% Senior Notes due June 15, 2045 in a public offering.

(5) Fiscal 2017 results included $23 million, after tax, or $.06 per diluted common share related to goodwill and other intangible asset impairments.

(6) Results include gain (loss) associated with changes in fair value of contingent consideration related to certain of our acquisitions of $33 million, $44 million, $(8) million and $(6) million, after tax, or $.09, $.12, $(.02) and $(.02) per diluted common share in fiscal 2018, 2017, 2016 and 2015, respectively.

(7) On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which, among other things, lowered the U.S. corporate statutory income tax rate and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”).  Fiscal 2018 results reflect impacts and charges resulting from the TCJA, including the Transition Tax, the remeasurement of U.S. net deferred tax assets and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings of $(351) million, or $(.94) per diluted common share, $(53) million, or $(.14) per diluted common share and $(46) million, or $(.12) per diluted common share, respectively.  Fiscal 2017 results include $75 million, or $.20 per diluted common share, related to the reversal of a deferred tax asset valuation allowance.  The deferred tax asset and associated valuation allowance related to the accumulated carryforward of excess advertising and promotional expenses.  In the fourth quarter of fiscal 2017, a favorable change to the tax law in China was enacted that expanded the corporate income tax deduction allowance for advertising and promotional expenses, resulting in this change in realizability of the asset.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for fiscal 2018, 2017 and 2016 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 20 – Segment Data and Related Information for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2018	2017	2016
	(In millions)
NET SALES
By Product Category:
Skin Care	$5,595	$4,527	$4,446
Makeup	5,633	5,054	4,702
Fragrance	1,826	1,637	1,487
Hair Care	570	539	554
Other	67	69	74
	13,691	11,826	11,263
Returns associated with restructuring and other activities	(8)	(2)	(1)
Net Sales	$13,683	$11,824	$11,262

By Region:
The Americas	$5,015	$4,819	$4,710
Europe, the Middle East & Africa	5,634	4,650	4,381
Asia/Pacific	3,042	2,357	2,172
	13,691	11,826	11,263
Returns associated with restructuring and other activities	(8)	(2)	(1)
Net Sales	$13,683	$11,824	$11,262

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$1,511	$1,014	$842
Makeup	549	713	758
Fragrance	176	115	87
Hair Care	64	51	52
Other	9	11	5
	2,309	1,904	1,744
Charges associated with restructuring and other activities	(257)	(212)	(134)
Operating Income	$2,052	$1,692	$1,610

By Region:
The Americas	$211	$284	$346
Europe, the Middle East & Africa	1,523	1,203	1,027
Asia/Pacific	575	417	371
	2,309	1,904	1,744
Charges associated with restructuring and other activities	(257)	(212)	(134)
Operating Income	$2,052	$1,692	$1,610

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2018	2017	2016

Net sales	100.0%	100.0%	100.0%
Cost of sales	20.8	20.6	19.4
Gross profit	79.2	79.4	80.6

Operating expenses:
Selling, general and administrative	62.5	63.3	65.1
Goodwill impairment	—	0.2	—
Impairment of other intangible assets	—	—	—
Restructuring and other charges	1.7	1.6	1.2
Total operating expenses	64.2	65.1	66.3

Operating income	15.0	14.3	14.3
Interest expense	0.9	0.8	0.6
Interest income and investment income, net	0.4	0.2	0.1

Earnings before income taxes	14.5	13.7	13.8
Provision for income taxes	6.3	3.1	3.9

Net earnings	8.2	10.6	9.9
Net earnings attributable to noncontrolling interests	0.1	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	8.1%	10.6%	9.9%

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

Overview

We believe the best way to increase stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences.  Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.

Our balanced, diverse and highly desirable brand portfolio positions us well to capitalize on opportunities in fast growing and profitable areas of prestige beauty.  We believe that our broad and inclusive range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass-market distribution.

•                  In fiscal 2018, we have seen a resurgence of global prestige skin care growth.  Our skin care product category benefited from the enduring strength of hero product lines such as Advanced Night Repair from Estée Lauder and Crème de La Mer from La Mer, as well as recent product launches and targeted expanded consumer reach.  The launches of Advanced Night Repair Eye Concentrate Matrix and Perfectionist Pro Rapid Firm + Lift Treatment from Estée Lauder were particularly successful in China and certain travel retail locations in Asia/Pacific.  During fiscal 2018, we continued to expand the Crème de La Mer and Genaissance de la Mer product lines from La Mer through the introduction of The Moisturizing Matte Lotion, The Moisturizing Cool Gel Creme, The Eye & Expression Cream and The Infused Lotion.

•                  Global prestige makeup sales also continued to grow; however, the pace was slower than in prior periods.  We continued to benefit from growth in hero product lines such as Double Wear and Pure Color Envy from Estée Lauder as well as incremental net sales from Too Faced and BECCA, which we acquired during fiscal 2017.  Most of our brands also benefited from strong demand for makeup, particularly in China and Hong Kong.

•                  Our fragrance category continues to benefit from increased sales of our luxury fragrance brands.  New product lines, such as the English Fields collection from Jo Malone London and the Oud Wood franchise from Tom Ford, as well as strength in certain existing product lines, have contributed to our success in the category.  The category also benefited from strong growth and targeted expanded consumer reach of Le Labo and By Kilian.  Increased interest in luxury fragrances in Asia has also helped category growth.  We look for further opportunities to strengthen our business in this category there through targeted expanded consumer reach of our luxury brands.

•                  In our hair care category, our brands are reaching new consumers globally as we further expanded our presence in the travel retail, online and specialty-multi channels, such as the launch of Bumble and bumble in Ulta Beauty.  During fiscal 2018, the Invati Advanced product line launch from Aveda also contributed to the success in the category.

Our global footprint provides many avenues of potential growth.  Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications.  We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories.  We tailor our strategy by market to drive consumer engagement and embrace an authentic understanding of cultural diversity.  We continuously strengthen our presence in large, image-building core markets, such as the United States, the United Kingdom and Japan, and broaden our presence in emerging markets, including those in the Middle East, India, Russia, South Africa, Brazil and Mexico.

•                  In North America, we continue to deploy a number of strategies to accelerate growth, despite a challenging environment especially in brick and mortar retail, and in Latin America, we continue to launch new brands, expand social media outreach and encourage consumers to trade up from mass beauty products.

•                  In Europe, the Middle East & Africa, we are expanding the consumer reach of many of our brands, strengthening their digital and social media presence and leveraging our strength in the makeup category to gain share in prestige beauty.

•                  In Asia/Pacific, particularly in China, we are leveraging our diversified brand portfolio and expansion on third-party online platforms to benefit from the strong consumer demand for prestige beauty.

We approach distribution strategically by product category and geographic region and seek to optimize distribution by matching each of our brands with appropriate opportunities while maintaining high productivity per door.  We are expanding certain brands into geographic markets where we see opportunities to fuel our sales growth.  This includes adding brands to higher growth channels, such as travel retail, third-party online platforms, e- and m-commerce and specialty-multi brand retailers.  We also focus on brand-building retail activities that will expand consumer coverage for our brands.

•                  As part of this strategy, we continue to build and diversify our business in the travel retail channel around the world across brands and product categories.  Travel retail continues to be an important channel for brand building and profit margin expansion due to the increase in traveling consumers, particularly those from China, across multiple travel corridors.  We continue to invest in digital and social media platforms and advertising, while focusing on locally relevant product assortment and communication skills of our representatives.  At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.

•                  Online net sales continue to grow strongly on a global basis, and we continue to launch e- and m-commerce sites in new and existing markets directly with our retail customers or on select third-party online platforms.  We collaborate with our retailers and third-party online platforms globally to drive sales of our products on their online sites.  We believe our success in delivering particularly strong online growth is a result of customization of our strategy to meet local market and cultural needs.  We also continue to develop and implement omnichannel concepts to deliver an integrated consumer experience and better serve consumers as they shop across channels.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries.  In particular, we are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom as a result of the impact of shifts in consumer preferences as to where and how they shop.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East; the United Kingdom’s anticipated exit from the European Union; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

We believe we can, to some extent, offset the impact of these challenges by developing and pursuing a diversified strategy with multiple engines of growth and accelerating areas of strength among our geographic regions, product categories, brands and channels of distribution.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

As disclosed in the Company’s Form 10-Q for the fiscal 2018 third quarter, we learned that some of our testing related to certain product advertising claims did not meet our standards, necessitating further validation.  As a result of this ongoing review, certain advertising claims are being modified.  This is not a product safety issue and does not relate to the quality of the ingredients or the manufacturing of our products.  Based on our review to date, we do not believe this matter will be material to the Company.

We navigate through short-term volatility while focusing on our long-term strategy and using our multiple engines of growth that we believe will help promote sustainable results.  We are increasing our presence in emerging markets, continuing efforts to revitalize and accelerate growth in our heritage brands, focusing on key demographics and seeking opportunities to add to our diverse brand portfolio.  We are also strengthening our consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution.  We will continue to drive product, packaging, and conceptual innovation and creativity that we believe enable us to introduce products that resonate with consumers.  Some initiatives will involve new sub-categories, and others may expand key franchises.

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward,” or the “Program”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  We previously estimated that Leading Beauty Forward would result in related restructuring and other charges totaling between $600 million and $700 million, before taxes.  After reviewing additional potential initiatives and the progress of previously approved initiatives under Leading Beauty Forward that are being implemented, we have revised our estimates for cost approvals under the Program.  Inclusive of approvals from inception through June 30, 2018, we now estimate that Leading Beauty Forward may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  As many of our previously approved Leading Beauty Forward initiatives are progressing through their implementation stages and with the identification of potential new initiatives, we are revising our previous estimate of annual net benefits of between $200 million and $300 million, before taxes.  After its full implementation, we now expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $350 million and $450 million, before taxes.  These savings can be used to improve margin, mitigate risk and invest in future growth initiatives.  For additional information about restructuring and other charges, see Item 8. Financial Statements and Supplementary Data – Note 7 – Charges Associated with Restructuring and Other Activities.

Annual Impairment Testing

We assess goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.  During fiscal 2018, no impairment charges were recognized as a result of our annual goodwill and other intangible asset impairment testing as of April 1, 2018.  The fair values of all reporting units with material goodwill were substantially in excess of their respective carrying values.

With regard to trademarks, the fair value of the Editions de Parfums Frédéric Malle trademark was equal to its carrying value, and the fair value of the Too Faced trademark exceeded its carrying value by approximately 14%.  As of June 30, 2018, the carrying values of the Editions de Parfums Frédéric Malle and Too Faced trademarks were $33 million and $525 million, respectively.  If these reporting units are adversely affected by a softness in the retail environment for their products, or if other business disruptions arise that cause a change to their long-term financial projections, there could be a negative effect on the fair values of the related trademarks, and it is possible we could recognize an impairment charge in the future.

Based on our annual goodwill and other intangible asset impairment testing during fiscal 2017, we recorded impairment charges related to the goodwill and trademark of the Editions de Parfums Frédéric Malle reporting unit, and impairment charges for the remaining goodwill and intangible assets related to the RODIN olio lusso reporting unit, of $31 million combined.  For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

NET SALES

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$13,683	$11,824
$ Change from prior year	1,859	562
% Change from prior year	16%	5%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	13%	7%

_________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in fiscal 2018 increased in each major product category and grew in each geographic region.  Each of our product categories and certain of our geographic regions benefited from targeted expanded consumer reach and new product offerings, which primarily reflected growth from the travel retail, online (including third-party online platforms) and specialty-multi channels.  Our skin care product category primarily benefited from net sales increases from Estée Lauder and La Mer.  Net sales increases from Estée Lauder, Tom Ford and M•A•C, as well as incremental, and higher comparable, net sales from our fiscal 2017 acquisitions of Too Faced and BECCA, drove the net sales growth in our makeup category.  Our fragrance category benefited primarily from net sales increases from Jo Malone London, Tom Ford, Le Labo and By Kilian.  Hair care net sales growth was driven by Aveda.

The fiscal 2018 reported net sales increase benefited from $325 million of favorable foreign currency translation.

Reported net sales in fiscal 2017 increased in each major product category, except hair care, and grew in each geographic region.  Skin care net sales primarily benefited from higher sales of La Mer products.  Incremental net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as net sales increases from Tom Ford, Estée Lauder and Smashbox, drove growth in the makeup product category.  Our fragrance category primarily benefited from net sales increases from Jo Malone London.  Increased net sales from our fiscal 2016 and 2015 acquisitions of GLAMGLOW, By Kilian, Le Labo and Editions de Parfums Frédéric Malle, also contributed to growth in our skin care and fragrance categories.  The net sales decrease in our hair care category primarily reflected a difficult comparison with fiscal 2016 that featured greater launch activity.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings and growth from emerging markets and in the specialty-multi and online channels.

The fiscal 2017 reported net sales increase was adversely affected by approximately $187 million of unfavorable foreign currency translation.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net Sales by Product Categories and Geographic Regions exclude the fiscal 2018 and 2017 impact of returns associated with restructuring and other activities of approximately $8 million and $2 million, respectively.

Product Categories

Skin Care

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$5,595	$4,527
$ Change from prior year	1,068	81
% Change from prior year	24%	2%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	21%	3%

______________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased in fiscal 2018, reflecting higher net sales from Estée Lauder and La Mer of approximately $890 million, combined, partially offset by lower net sales from Aveda of approximately $16 million.  The higher net sales from Estée Lauder reflected growth in Europe, the Middle East & Africa and Asia/Pacific, primarily due to increases in travel retail and China.  The increase in Estée Lauder’s sales also benefited from the launch of Advanced Night Repair Eye Concentrate Matrix and growth in other Advanced Night Repair products, the launch of Perfectionist Pro Rapid Firm + Lift Treatment and growth in the Micro Essence line of products.  Net sales of La Mer products grew in all regions, reflecting recent product launches such as The Moisturizing Matte Lotion and The Moisturizing Cool Gel Creme, the expansion of the Genaissance de la Mer line of products, including The Eye & Expression Cream and The Infused Lotion, and targeted expanded consumer reach.  The lower net sales of Aveda products primarily reflected an unfavorable comparison to the prior year due to the launch of the Tulasara line of products.

The net sales increase for skin care benefited from approximately $136 million of favorable foreign currency translation.

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

The fiscal 2017 net sales increase for skin care was adversely affected by approximately $60 million of unfavorable foreign currency translation.

Makeup

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$5,633	$5,054
$ Change from prior year	579	352
% Change from prior year	11%	7%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	9%	9%

______________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased in fiscal 2018, reflecting incremental, and higher comparable, net sales from our fiscal 2017 second quarter acquisitions of Too Faced and BECCA, as well as from Estée Lauder, Tom Ford and M•A•C of approximately $582 million, combined.  The increase in net sales of Estée Lauder products was driven primarily by higher sales of the Double Wear and Pure Color franchises.  Net sales growth from Tom Ford was driven by higher sales of lipstick and eyeshadow products, in particular from our travel retail business.  Higher net sales from M•A•C was driven by growth in China and Hong Kong, reflecting the strength of the makeup category in those markets; growth in our travel retail business due, in part, to traveling Chinese consumers; and higher online sales, including third-party online platforms as a result of the brand’s fiscal 2017 fourth quarter launch on Tmall.

Partially offsetting these increases were lower net sales of Smashbox of approximately $23 million, primarily reflecting a slower retail environment for our products in the United States due to continued competitive pressures, particularly in the specialty-multi and department store channels.

The net sales increase for makeup benefited from approximately $128 million of favorable foreign currency translation.

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

The fiscal 2017 net sales increase for makeup was adversely affected by approximately $76 million of unfavorable foreign currency translation.

Fragrance

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$1,826	$1,637
$ Change from prior year	189	150
% Change from prior year	12%	10%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	8%	13%

______________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased in fiscal 2018, reflecting higher net sales from our luxury fragrance brands of approximately $215 million, combined.  Contributing to the growth were higher net sales from Jo Malone London across all regions, primarily driven by the travel retail channel and the Asia/Pacific region reflecting targeted expanded consumer reach, the success of recent product launches and the increase in Chinese traveling consumers.  Also contributing to the increase was higher net sales from Tom Ford, reflecting, in part, the continued success of the Private Blend franchises, including new products, such as the Oud Wood franchise, and growth from certain existing fragrances.  Net sales increased from Le Labo, By Kilian and Editions de Parfums Frédéric Malle, reflecting growth from new and certain existing products, as well as targeted expanded consumer reach.

Partially offsetting these increases were lower net sales from Estée Lauder of approximately $25 million, primarily due to an unfavorable comparison with greater launch activity in the prior year.

The net sales increase for fragrance benefited from approximately $52 million of favorable foreign currency translation.

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

The fiscal 2017 net sales increase for fragrance was adversely affected by approximately $47 million of unfavorable foreign currency translation.

Hair Care

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$570	$539
$ Change from prior year	31	(15)
% Change from prior year	6%	(3)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	4%	(2)%

______________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased in fiscal 2018, reflecting growth from Aveda primarily due to growth from salons in North America and higher net sales in the online and travel retail channels, as well as the launch of the Invati Advanced line of products.  The category also benefited from the increase in net sales from Bumble and bumble due to specialty-multi door openings, particularly in Ulta.

Reported hair care net sales decreased in fiscal 2017, primarily reflecting a difficult comparison with fiscal 2016 that featured greater launch activity.

Geographic Regions

The Americas

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$5,015	$4,819
$ Change from prior year	196	109
% Change from prior year	4%	2%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	4%	2%

______________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in the Americas increased in fiscal 2018, reflecting higher net sales in the United States of approximately $141 million and increased net sales in Latin America and Canada of $55 million, combined.  The higher net sales in the United States reflected incremental, and higher comparable, net sales from Too Faced and BECCA of approximately $217 million, combined.  Net sales increases from Estée Lauder and La Mer skin care products were more than offset by lower net sales from our makeup artist brands, Clinique and Smashbox.  The lower net sales from our makeup artist brands were a result of a softer retail environment impacting net sales in certain department stores and freestanding stores, partially offset by growth in the specialty-multi channel as a result of targeted expanded consumer reach from M•A•C.  The decrease in net sales from Smashbox was driven by a soft retail environment for our products in the specialty-multi and department store channels.  The lower net sales of Clinique products reflected the negative impact from the liquidation and closure of certain North America retailers and, to a lesser extent, an unfavorable comparison due to the higher level of expansion within the specialty-multi channel in the prior year.  The increase in Latin America and Canada was driven by growth in most brands.

Fiscal 2018 net sales in the Americas benefited from favorable foreign currency translation of approximately $15 million.

Reported net sales in the Americas increased in fiscal 2017, reflecting incremental sales, primarily in the United States, from our fiscal 2017 acquisitions of Too Faced and BECCA of approximately $220 million, combined.  Net sales growth from certain of our brands, including Tom Ford, Smashbox, La Mer and Jo Malone London, also contributed to the higher net sales in the region.  Higher net sales in Chile and Brazil contributed an additional increase of approximately $25 million, combined.  Net sales in the United States were adversely impacted by slower retail traffic in brick-and-mortar stores that particularly affected M•A•C and our heritage brands.  This slower retail traffic reflected the impact of shifts in consumer preferences as to where and how they shop, as well as declines in tourism attributable, in part, to the strong U.S. dollar in relation to most currencies.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$5,634	$4,650
$ Change from prior year	984	269
% Change from prior year	21%	6%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	16%	10%

______________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2018, primarily reflecting higher sales from our travel retail business and, to a lesser extent, the United Kingdom and Italy of approximately $902 million, combined.  In our global travel retail business, the sales growth reflected higher net sales from virtually all of our brands including Estée Lauder, La Mer, Tom Ford, Jo Malone London and M•A•C, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as targeted expanded consumer reach and new product offerings.  The higher net sales in the United Kingdom was primarily driven by the favorable impact of foreign currency translation.  The net sales growth in Italy was driven by M•A•C, partially reflecting targeted expanded consumer reach, and Estée Lauder, primarily due to higher net sales from the Advanced Night Repair and Double Wear lines of products.

Partially offsetting the net sales increases were lower net sales in the Middle East of approximately $86 million, primarily driven by the continuing rebalancing of inventory levels by certain of our distributors as a result of a general decrease in consumer purchases due to adverse macroeconomic conditions.

Fiscal 2018 net sales in Europe, the Middle East & Africa benefited from approximately $222 million of favorable foreign currency translation.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2017, reflecting higher net sales from our travel retail business, Russia and Italy of approximately $338 million, combined.  The net sales growth in our travel retail business for fiscal 2017 reflected higher net sales from Tom Ford, Jo Malone London, La Mer and M•A•C, driven, in part, by targeted expanded consumer reach and new product offerings.  The higher net sales in Russia were primarily driven by increased net sales from Estée Lauder, Clinique and Bobbi Brown, reflecting successful marketing and promotional activities supporting new and existing products.  Russia also benefited from incremental sales from the fiscal 2016 acquisition of By Kilian and the introduction of GLAMGLOW to the market during fiscal 2017.  The higher net sales in Italy were primarily driven by M•A•C.  These increases were partially offset by lower net sales in the United Kingdom and the Middle East of approximately $130 million, combined.  Excluding the impact of foreign currency translation, net sales in the United Kingdom increased, primarily driven by higher net sales from Tom Ford, La Mer and Jo Malone London, reflecting an increase in tourism, as well as increased net sales from Estée Lauder partially due to the Victoria Beckham collection.  The lower net sales in the Middle East were primarily driven by the impact of the macroeconomic environment on consumer purchases and the associated rebalancing of inventory levels by certain of our distributors.

Fiscal 2017 net sales in Europe, the Middle East & Africa were adversely affected by approximately $185 million of unfavorable foreign currency translation, which primarily impacted the United Kingdom.

Asia/Pacific

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Net Sales	$3,042	$2,357
$ Change from prior year	685	185
% Change from prior year	29%	9%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	25%	9%

_____________________

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased in fiscal 2018, reflecting higher net sales in China and Hong Kong of approximately $588 million, combined.  The higher net sales in China were led by Estée Lauder, M•A•C and La Mer, and reflected, in part, targeted expanded consumer reach and continued increased demand for makeup and skin care products.  In addition, virtually all distribution channels grew, led by department stores and third-party online platforms.  The net sales growth in Hong Kong was primarily driven by Estée Lauder, La Mer, M•A•C and Tom Ford, reflecting an improved macroeconomic environment, an increase in tourism, targeted expanded consumer reach and the continued success of certain hero product lines.

Fiscal 2018 net sales in Asia/Pacific benefited from favorable foreign currency translation of approximately $88 million.

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

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin in fiscal 2018 decreased to 79.2% as compared with 79.4% in fiscal 2017 and 80.6% in fiscal 2016.

	Fiscal 2018 vs. Fiscal 2017 Favorable (Unfavorable) Basis Points	Fiscal 2017 vs. Fiscal 2016 Favorable (Unfavorable) Basis Points
Mix of business	—	(25)
Obsolescence charges	(5)	(30)
Foreign exchange transactions	10	(25)
Manufacturing costs and other	15	15
Fiscal 2017 acquisitions	(30)	(45)
Subtotal	(10)	(110)
Charges associated with restructuring and other activities	(10)	(10)
Total	(20)	(120)

The unfavorable impact of fiscal 2017 acquisitions for fiscal 2018 and 2017 was due, in part, to a higher cost of sales related to Too Faced and BECCA.  In fiscal 2017, the unfavorable impact also included inventory step-up adjustments of $17 million, or approximately 10 basis points.  There was no net impact on gross margin from the mix of our business in fiscal 2018 as compared with the prior year.  The favorable impact from changes in strategic pricing and shipments of promotional items and gifts were offset by the unfavorable impact from new product introductions and market distribution, as well as higher costs from product sets, particularly in the travel retail channel.

OPERATING EXPENSES

Operating expenses as a percentage of net sales in fiscal 2018 decreased to 64.2% as compared with 65.1% in fiscal 2017 and 66.3% in fiscal 2016.

	Fiscal 2018 vs. Fiscal 2017 Favorable (Unfavorable) Basis Points	Fiscal 2017 vs. Fiscal 2016 Favorable (Unfavorable) Basis Points
General and administrative expenses	—	50
Advertising, merchandising, sampling and product development	(100)	60
Selling	210	90
Shipping	(10)	(20)
Store operating costs	30	(30)
Stock-based compensation	20	(20)
Foreign exchange transactions	(50)	—
Other	(20)	10
Subtotal	80	140
Charges associated with restructuring and other activities	(10)	(50)
Changes in fair value of contingent consideration	(10)	60
Goodwill and other intangible asset impairments	30	(30)
Total	90	120

Fiscal 2018 as compared with Fiscal 2017

As a percentage of net sales, operating expenses improved as compared to fiscal 2017, reflecting disciplined expense management across many areas and favorable mix shifts in the growth of our brands and channels.  Selling expenses were favorable, reflecting lower demonstration costs, partially due to changes in our distribution channel mix, as well as efficiencies in our sales operations.  Partially offsetting this favorability was an increase in advertising and promotional activities due to increased spend on digital advertising and social media, including costs associated with influencers, as well as investments to support targeted expanded consumer reach.

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

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$2,052	$1,692
$ Change from prior year	360	82
% Change from prior year	21%	5%

Operating Margin	15.0%	14.3%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	21%	7%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating margin in fiscal 2018 increased by approximately 70 basis points as compared to fiscal 2017, as the improvement in operating expense margin was partially offset by the decrease in gross margin, as previously noted.  Reported operating results and operating margin in fiscal 2018 benefited from favorable foreign currency translation of $99 million, which had the largest impact on the Europe, the Middle East & Africa region and the skin care product category.  The unfavorable impact of charges associated with restructuring and other activities was offset by the favorable changes in goodwill and other intangible asset impairments and fair value of contingent consideration.

The changes in fair value of contingent consideration and the fiscal 2017 goodwill and intangible asset impairments impacted the operating results of our product categories and geographic regions as follows:

	Year ended June 30, 2018	Year ended June 30, 2017
(In millions)	Changes in fair value of contingent consideration	Goodwill and other intangible asset impairments	Changes in fair value of contingent consideration	Net Impact	Year-over-year net impact favorable (unfavorable)
Product Category:
Skin Care	$21	$(9)	$24	$15	$6
Fragrance	22	(22)	33	11	11
Total	$43	$(31)	$57	$26	$17

Region:
The Americas	$28	$(17)	$43	$26	$2
Europe, the Middle East & Africa	15	(14)	14	—	15
Total	$43	$(31)	$57	$26	$17

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

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Operating Income by Product Categories and Geographic Regions exclude the fiscal 2018, 2017 and 2016 impact of charges associated with restructuring and other activities of $257 million, or 2% of net sales, $212 million, or 2% of net sales, and $134 million, or 1% of net sales, respectively.

Product Categories

Skin Care

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$1,511	$1,014
$ Change from prior year	497	172
% Change from prior year	49%	20%

Reported skin care operating income increased in fiscal 2018, primarily from Estée Lauder and La Mer, due to higher net sales, in particular, from our travel retail business, China and Hong Kong.  Partially offsetting these increases were declines from Darphin reflecting higher investment spending to support the brand’s launch in China, and M•A•C, as a result of the net sales decline in the Middle East.

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

Makeup

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$549	$713
$ Change from prior year	(164)	(45)
% Change from prior year	(23)%	(6)%

Reported makeup operating income decreased in fiscal 2018, reflecting lower operating results from our makeup artist brands, Smashbox and Too Faced, of approximately $170 million, combined, partially offset by higher results from Estée Lauder of approximately $37 million, as a result of the increase in net sales.  The decrease in operating income from our makeup artist brands was driven primarily by the increased investment in digital advertising and social media, as well as an increase in M•A•C store operating costs as a result of freestanding store openings.  The lower results from Smashbox reflected lower net sales, and the lower results from Too Faced reflected higher investment spending behind new and existing products, as well as targeted expanded consumer reach, and higher intangible asset amortization expense.

Reported makeup operating income decreased in fiscal 2017, reflecting lower results from M•A•C and Clinique primarily due to a decrease in net sales, as well as transaction costs of $15 million related to our fiscal 2017 acquisitions.  Partially offsetting this decrease were higher results from Tom Ford and Estée Lauder, reflecting higher net sales.

Fragrance

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$176	$115
$ Change from prior year	61	28
% Change from prior year	53%	32%

Reported fragrance operating income increased in fiscal 2018, reflecting higher results from Jo Malone London and Tom Ford primarily due to the increase in net sales.  This increase also reflected the favorable year-over-year net impact of $11 million due to the fiscal 2017 goodwill and other intangible asset impairments, partially offset by the changes in fair value of contingent consideration.  The higher results were partially offset by lower results from certain of our designer fragrances due to the decrease in net sales.

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

Hair Care

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$64	$51
$ Change from prior year	13	(1)
% Change from prior year	25%	(2)%

Reported hair care operating income increased in fiscal 2018 driven by the increase in net sales and disciplined expense management from Aveda, as well as higher net sales from Bumble and bumble.

Reported hair care operating income decreased in fiscal 2017, primarily reflecting lower net sales.

Geographic Regions

The Americas

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$211	$284
$ Change from prior year	(73)	(62)
% Change from prior year	(26)%	(18)%

Reported operating income in the Americas decreased in fiscal 2018, reflecting lower results from our makeup artist brands and Smashbox as a result of the decrease in net sales in the United States, as well as lower results from Too Faced, reflecting higher investment spending behind new and existing products, as well as targeted expanded consumer reach, and higher intangible asset amortization expense.  The overall decrease in operating income in the Americas region also reflected higher advertising and promotional expenses, including increased investments in digital advertising and social media, as well as increased general and administrative expenses as a result of higher employee incentive compensation and spending to support capability-building initiatives, in particular related to information technology.  Partially offsetting these lower results were higher results from Estée Lauder as a result of higher net sales.

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

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$1,523	$1,203
$ Change from prior year	320	176
% Change from prior year	27%	17%

Reported operating income in Europe, the Middle East & Africa increased in fiscal 2018, reflecting higher results from our travel retail business of approximately $444 million, partially offset by lower results from the Middle East, the United Kingdom, Switzerland and Germany of approximately $144 million, combined.  The higher results from our travel retail business were due to the increased net sales.  The lower results in the United Kingdom reflected a soft retail environment for certain of our products and an increase in store operating expenses associated with targeted expanded consumer reach.  The lower results in the Middle East were due to a decrease in net sales.  The operating results in Switzerland declined due to an unfavorable comparison to a prior year gain on the sale of property, plant and equipment.  The lower results in Germany were primarily due to higher spending on marketing, advertising and promotion behind new and existing products.

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

Asia/Pacific

	Year Ended June 30
($ in millions)	2018	2017

As Reported:
Operating Income	$575	$417
$ Change from prior year	158	46
% Change from prior year	38%	12%

Reported operating income in Asia/Pacific increased in fiscal 2018, reflecting higher results in China and Hong Kong of approximately $148 million, combined, driven by net sales growth.

Reported operating income in Asia/Pacific increased in fiscal 2017, primarily reflecting higher results in China, Japan and Korea of approximately $48 million, combined, driven by net sales growth.  These higher results were partially offset by lower results in Hong Kong and Indonesia of approximately $9 million, combined, primarily driven by lower net sales.

INTEREST AND INVESTMENT INCOME

	Year Ended June 30
($ in millions)	2018	2017	2016

Interest expense	$128	$103	$71
Interest income and investment income, net	$56	$28	$16

Interest expense increased in fiscal 2018, primarily due to the issuance of additional long-term debt in February 2017.  Interest expense increased in fiscal 2017, primarily due to the issuance of additional long-term debt in May 2016 and February 2017.

Interest income and investment income, net increased in fiscal 2018 primarily due to an increase in interest rates and cash balances, and in fiscal 2017 primarily due to an increase in cash, short- and long-term investment balances and rates.  See Financial Condition for further discussion of our modified cash investment strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes represents U.S. federal, foreign, state and local income taxes.  The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the ultimate disposition of deferred tax assets relating to stock-based compensation and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  The TCJA includes broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes in the current year, including:

•                  A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal 2018 U.S. blended statutory income tax rate of 28.1%.

•                  A one-time mandatory deemed repatriation tax on unremitted foreign earnings (“Transition Tax”), which may be paid over an eight-year period.

•                  A remeasurement of U.S. net deferred tax assets.

In addition, as a result of the Transition Tax, we established a net deferred tax liability related to foreign withholding taxes in connection with the reversal of our indefinite reinvestment assertion related to certain foreign earnings.

See Item 8. Financial Statements and Supplementary Data – Note 8 – Income Taxes for further discussion relating to the TCJA.

	Year Ended June 30
	2018	2017	2016
As Reported:
Effective rate for income taxes	43.6%	22.3%	27.9%
Basis-point change from prior year	2,130	(560)

Non-GAAP Financial Measure(1):
Effective rate for income taxes	22.3%	27.7%	28.2%

(1) All periods exclude the net impact on the effective tax rate of charges associated with restructuring and other activities and changes in the fair value of contingent consideration.  Fiscal 2018 was adjusted for the impact of the provisional adjustments resulting from the enactment of the TCJA.  Fiscal 2017 was adjusted for the impact of the tax law change in China and goodwill and other intangible asset impairments.

The effective tax rate for fiscal 2018 increased approximately 2,130 basis points.  The increase was primarily attributable to the impacts from the TCJA including the Transition Tax of approximately 1,770 basis points, the impact to U.S. net deferred tax assets resulting from the statutory tax rate reduction, including the enactment date remeasurement, of approximately 270 basis points, and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings of approximately 230 basis points.  Also contributing to the increase was the impact in the prior year of the tax law change in China which expanded the corporate income tax deduction allowance for advertising and promotional expenses and reduced the prior year tax rate by approximately 460 basis points.  Partially offsetting these increases was approximately 250 basis points due to the favorable impact of excess tax benefits related to share-based compensation awards.  The remaining change of approximately 350 basis points was primarily related to the favorable impact of the reduced U.S. statutory tax rate.

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

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2018	2017	2016

As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,108	$1,249	$1,115
$ Change from prior year	(141)	134
% Change from prior year	(11)%	12%
Diluted net earnings per common share	$2.95	$3.35	$2.96
% Change from prior year	(12)%	13%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, changes in fair value of contingent consideration, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA and the China deferred tax asset valuation allowance reversal	30%	8%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; the changes in the fair value of contingent consideration; the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA; the China deferred tax asset valuation allowance reversal; and the effects of foreign currency translation.  The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Fiscal 2018 as compared with Fiscal 2017

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2018	2017	Variance	Change	Currency

Net Sales, as reported	$13,683	$11,824	$1,859	16%	13%
Returns associated with restructuring and other activities	8	2	6
Net Sales, as adjusted	$13,691	$11,826	$1,865	16%	13%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2018	2017	Variance	Change	Currency

Operating Income, as reported	$2,052	$1,692	$360	21%	15%
Charges associated with restructuring and other activities	257	212	45
Goodwill and other intangible asset impairments	—	31	(31)
Changes in fair value of contingent consideration	(43)	(57)	14
Operating Income, as adjusted	$2,266	$1,878	$388	21%	15%

					% Change
	Year Ended June 30			%	in Constant
	2018	2017	Variance	Change	Currency

Diluted net earnings per common share, as reported	$2.95	$3.35	$(.40)	(12)%	(18)%
Charges associated with restructuring and other activities	.51	.38	.13
Goodwill and other intangible asset impairments	—	.06	(.06)
Changes in fair value of contingent consideration	(.09)	(.12)	.03
Transition Tax resulting from the TCJA	.94	—	.94
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	.08	—	.08
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	.12	—	.12
China deferred tax asset valuation allowance reversal	—	(.20)	.20
Diluted net earnings per common share, as adjusted	$4.51	$3.47	$1.04	30%	24%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Year ended June 30, 2018	Year ended June 30, 2017	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$5,595	$4,527	$1,068	$(136)	$932	24%	21%
Makeup	5,633	5,054	579	(128)	451	11	9
Fragrance	1,826	1,637	189	(52)	137	12	8
Hair Care	570	539	31	(8)	23	6	4
Other	67	69	(2)	(1)	(3)	(3)	(4)
	13,691	11,826	1,865	(325)	1,540	16	13
Returns associated with restructuring and other activities	(8)	(2)	(6)	—	(6)
Total	$13,683	$11,824	$1,859	$(325)	$1,534	16%	13%

By Region:
The Americas	$5,015	$4,819	$196	$(15)	$181	4%	4%
Europe, the Middle East & Africa	5,634	4,650	984	(222)	762	21	16
Asia/Pacific	3,042	2,357	685	(88)	597	29	25
	13,691	11,826	1,865	(325)	1,540	16	13
Returns associated with restructuring and other activities	(8)	(2)	(6)	—	(6)
Total	$13,683	$11,824	$1,859	$(325)	$1,534	16%	13%

Fiscal 2017 as compared with Fiscal 2016

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2017	2016	Variance	Change	Currency

Net Sales, as reported	$11,824	$11,262	$562	5%	7%
Returns associated with restructuring and other activities	2	1	1
Net Sales, as adjusted	$11,826	$11,263	$563	5%	7%

					% Change
	Year Ended June 30			%	in Constant
($ in millions)	2017	2016	Variance	Change	Currency

Operating Income, as reported	$1,692	$1,610	$82	5%	9%
Charges associated with restructuring and other activities	212	134	78
Goodwill and other intangible asset impairments	31	—	31
Changes in fair value of contingent consideration	(57)	8	(65)
Operating Income, as adjusted	$1,878	$1,752	$126	7%	11%

					% Change
	Year Ended June 30			%	in Constant
	2017	2016	Variance	Change	Currency

Diluted net earnings per common share, as reported	$3.35	$2.96	$.39	13%	17%
Charges associated with restructuring and other activities	.38	.24	.14
Goodwill and other intangible asset impairments	.06	—	.06
Changes in fair value of contingent consideration	(.12)	.02	(.14)
China deferred tax asset valuation allowance reversal	(.20)	—	(.20)
Diluted net earnings per common share, as adjusted	$3.47	$3.22	$.25	8%	11%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
(In millions)	Year ended June 30, 2017	Year ended June 30, 2016	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$4,527	$4,446	$81	$60	$141	2%	3%
Makeup	5,054	4,702	352	76	428	7	9
Fragrance	1,637	1,487	150	47	197	10	13
Hair Care	539	554	(15)	4	(11)	(3)	(2)
Other	69	74	(5)	—	(5)	(7)	(7)
	11,826	11,263	563	187	750	5	7
Returns associated with restructuring and other activities	(2)	(1)	(1)	—	(1)
Total	$11,824	$11,262	$562	$187	$749	5%	7%

By Region:
The Americas	$4,819	$4,710	$109	$2	$111	2%	2%
Europe, the Middle East & Africa	4,650	4,381	269	185	454	6	10
Asia/Pacific	2,357	2,172	185	—	185	9	9
	11,826	11,263	563	187	750	5	7
Returns associated with restructuring and other activities	(2)	(1)	(1)	—	(1)
Total	$11,824	$11,262	$562	$187	$749	5%	7%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2018, we had cash and cash equivalents of $2,181 million compared with $1,136 million at June 30, 2017.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

In addition, we purchase short- and long-term investments pursuant to our cash investment strategy.  Our investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in our investment policy.  These investments are classified as available-for-sale and totaled $1,222 million and $1,498 million at June 30, 2018 and 2017, respectively.

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

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis.

The recently enacted TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax.  During fiscal 2018, we changed our indefinite reinvestment assertion related to certain foreign earnings and continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings.  Our cash and cash equivalents and short- and long-term investment balances at June 30, 2018 include $1,068 million of cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 17, 2018, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt and Access to Liquidity

Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 43% at June 30, 2018 from 45% at June 30, 2017, primarily due to the increase in total equity reflecting higher net earnings, partially offset by higher treasury stock purchases.

For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 10 – Debt.

Cash Flows

	Year Ended June 30
($ in millions)	2018	2017	2016

Net cash provided by operating activities	$2,573	$1,800	$1,789
Net cash used for investing activities	$(369)	$(2,214)	$(1,269)
Net cash provided by (used for) financing activities	$(1,172)	$630	$(605)

The fiscal 2018 increase in net cash provided by operating activities as compared with fiscal 2017 primarily reflected higher earnings before income taxes and an increase in accounts payable, primarily due to extended supplier payment terms.  Also contributing to the improvement was a decrease in other assets, reflecting the collection of taxes receivable resulting from the fiscal 2017 change to the tax law in China, and an increase in other accrued and noncurrent liabilities, due in part to an increase in accrued employee incentive compensation and a change in legal accruals in the prior year.  The impact of the TCJA, which lowered net earnings, contributed an increase of $351 million in other accrued and noncurrent liabilities, reflecting the Transition Tax, as well as $87 million, combined, relating to the decrease in U.S. net deferred tax assets due to the statutory tax rate reduction and withholding taxes on certain foreign earnings.  The Transition Tax may be paid over an eight-year period, of which $31 million is classified as short-term.  These charges did not have a material impact on our reported cash flows from operations as of June 30, 2018.

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

The fiscal 2018 decrease in net cash used for investing activities reflected cash paid in the fiscal 2017 second quarter related to the acquisitions of Too Faced and BECCA, and lower purchases, net of proceeds, of investments in connection with our cash investment strategy.  Partially offsetting these changes was an increase in capital expenditures, primarily related to counters.

The fiscal 2017 increase in net cash used for investing activities primarily reflected cash paid in connection with the fiscal 2017 second quarter acquisitions of Too Faced and BECCA, partially offset by lower net purchases of investments in connection with our cash investment strategy.

The fiscal 2018 change in net cash provided by (used for) financing activities primarily reflected the prior year issuance of the 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes, partially offset by the repayment of the 5.55% Senior Notes due May 15, 2017.  The change also reflected higher treasury stock purchases, lower commercial paper borrowings and higher dividend payments in the current year.

The fiscal 2017 increase in net cash provided by financing activities reflected the issuance of the 2020 Senior Notes, 2027 Senior Notes and 2047 Senior Notes, partially offset by the repayment of the 2017 Senior Notes.  The increase also reflected lower treasury stock purchases and higher commercial paper borrowings, partially offset by higher dividend payments.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2018 and through August 17, 2018, see Item 8. Financial Statements and Supplementary Data – Note 15 – Common Stock.

Pension and Post-retirement Plan Funding

Several factors influence the annual funding requirements for our pension plans.  For our domestic trust-based noncontributory qualified defined benefit pension plan (“U.S. Qualified Plan”), we seek to maintain appropriate funded percentages.  For any future contributions to the U.S. Qualified Plan, we would seek to contribute an amount or amounts that would not be less than the minimum required by the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”) and subsequent pension legislation, and would not be more than the maximum amount deductible for income tax purposes.  For each international plan, our funding policies are determined by local laws and regulations.  In addition, amounts necessary to fund future obligations under these plans could vary depending on estimated assumptions.  The effect of our pension plan funding on future operating results will depend on economic conditions, employee demographics, mortality rates, the number of participants electing to take lump-sum distributions, investment performance and funding decisions.

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assists us in maintaining our overall funded ratio.  For fiscal 2018 and 2017, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.  In fiscal 2018, we made a discretionary cash contribution to the U.S. Qualified Plan of $40 million.  As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2019.

The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2019	2018	2017

Non-qualified domestic noncontributory pension plan benefit payments	$23	$13	$7
International defined benefit pension plan contributions	$25	$31	$24
Post-retirement plan benefit payments	$7	$6	$7

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

For additional contingencies refer to Item 8. Financial Statements and Supplementary Data – Note 14 – Commitments and Contingencies (Contractual Obligations).

Contractual Obligations

For a discussion of our contractual obligations, see Item 8. Financial Statements and Supplementary Data – Note 14 – Commitments and Contingencies (Contractual Obligations).

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments (Cash-Flow Hedges).

Credit Risk

For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $10 million and $26 million as of June 30, 2018 and 2017, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $24 million and $34 million as of June 30, 2018 and 2017, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2018 and our results of operations for the three fiscal years ended June 30, 2018 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets and income taxes.

Management of the Company has discussed the selection of significant accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Goodwill, Other Intangible Assets and Long-Lived Assets – Impairment Assessment

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test.  For fiscal 2018 and 2017, we elected to perform the qualitative assessment for certain of our reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.  For our other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed.  We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, Other Intangible Assets and Long-Lived Assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

Income Taxes

We calculate and provide for income taxes in each tax jurisdiction in which we operate.  As the application of various tax laws relevant to our global business is often uncertain, significant judgment is required in determining our annual tax expense and in evaluating our tax positions.  The provision for income taxes includes the amounts payable or refundable for the current year, the effect of deferred taxes and impacts from uncertain tax positions.

We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled.  We regularly review deferred tax assets for realizability and establish valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies.  If our assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

We provide tax reserves for U.S. federal, state, local and foreign tax exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements.  We classify applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in our opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  If actual outcomes differ materially from these estimates, they could have a material impact on our consolidated net earnings.

On December 22, 2017, the U.S. government enacted the TCJA, which, among other things, lowered the U.S. corporate statutory income tax rate and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries.

In accordance with Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin 118, as of June 30, 2018, we recorded certain TCJA related provisional charges using available information and estimates.  Adjustments to the provisional charges will be recorded in the period in which those adjustments become reasonably estimable and/or the accounting is complete.  Such adjustments may result from, among other things, future guidance, interpretations and regulatory changes from the U.S. Internal Revenue Service, the SEC, the Financial Accounting Standards Board and/or various state and local tax jurisdictions.  We will complete this analysis no later than December 22, 2018.

For further discussion of our Income Taxes accounting policy, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including statements contained in this and other filings with the SEC, in our press releases and in our reports to stockholders.  The words and phrases “will likely result,” “expect,” “believe,” “planned,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “intend,” “forecast” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

(17) the timing and impact of acquisitions, investments and divestitures; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under Item 1. Business – Executive Officers, will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).  The 2018 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2018 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the 2018 Proxy Statement.  The 2018 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2018 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2018 Proxy Statement.  The 2018 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2018 and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2018 and does not include grants made or cancelled and options exercised after such date.  The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.

Equity Compensation Plan Information as of June 30, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	17,279,585(2)	$73.28(3)	8,507,862(4)

(1)                   Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).

(2)                   Consists of 11,471,554 shares issuable upon exercise of outstanding options, 2,683,499 shares issuable upon conversion of outstanding Restricted Stock Units, 2,353,419 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs and expected payouts for PSUs vested as of June 30, 2018 pending approval by the Stock Plan Subcommittee of our Board of Directors), 139,529 shares issuable upon conversion of Share Units and 631,584 shares issuable upon conversion of Long-term PSUs.

(3)                   Calculated based upon outstanding options in respect of 11,471,554 shares of our Class A Common Stock.

(4)                   The 2002 Plan authorizes the grant of shares and benefits other than stock options.  As of June 30, 2018, there were 7,958,394 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2018).  Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan.  The Director Plan currently provides for an annual grant of options and stock units to non-employee directors.  As of June 30, 2018, there were 549,468 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2018, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 7% to 392,932,894.  Of the outstanding options to purchase 11,471,554 shares of Class A Common Stock, all such shares are exercisable at a price less than $142.69, the closing price on June 30, 2018.  Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 3% to 378,617,001.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2018 Proxy Statement.  The 2018 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2018 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2018 Proxy Statement.  The 2018 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2018 and such information is incorporated herein by reference.

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

4.5	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.7	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10

Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.11	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.13	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 1.800% Senior Notes due 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description
4.17	Form of Global Note for the 1.800% Senior Notes due 2020 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.19	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.21	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a

First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

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

10.3

The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.12a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (SEC File No. 1-14064). †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (SEC File No. 1-14064). †

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

Exhibit Number	Description
10.14c

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

10.15	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.15a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

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

10.17	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.17a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.17b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17c

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17d

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17e

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17f

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17g

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17h

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17i

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17j

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17k

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17l

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.17m

Form of Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17n

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17o

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.17p

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.17q

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17r

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17s

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16v to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17t

Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).* †

10.17u

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.17v

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17w

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17x

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17y

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16cc to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By	/s/ TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President and Chief Financial Officer
Date: August 24, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 24, 2018
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 24, 2018
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 24, 2018
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 24, 2018
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 24, 2018
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 24, 2018
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 24, 2018
Paul J. Fribourg

MELLODY HOBSON*	Director	August 24, 2018
Mellody Hobson

IRVINE O. HOCKADAY, JR.*	Director	August 24, 2018
Irvine O. Hockaday, Jr.

JENNIFER HYMAN*	Director	August 24, 2018
Jennifer Hyman

JANE LAUDER*	Director	August 24, 2018
Jane Lauder

RONALD S. LAUDER*	Director	August 24, 2018
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 24, 2018
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 24, 2018
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 24, 2018
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 24, 2018
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 24, 2018
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 24, 2018
Tracey T. Travis	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2018, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 24, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Estée Lauder Companies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated August 24, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

New York, New York
August 24, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Estée Lauder Companies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2018 and 2017, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 24, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

New York, New York
August 24, 2018

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2018	2017	2016

Net Sales	$13,683	$11,824	$11,262
Cost of Sales	2,844	2,437	2,181

Gross Profit	10,839	9,387	9,081

Operating expenses
Selling, general and administrative	8,556	7,469	7,338
Restructuring and other charges	231	195	133
Goodwill impairment	—	28	—
Impairment of other intangible assets	—	3	—
Total operating expenses	8,787	7,695	7,471

Operating Income	2,052	1,692	1,610

Interest expense	128	103	71
Interest income and investment income, net	56	28	16
Earnings before Income Taxes	1,980	1,617	1,555

Provision for income taxes	863	361	434
Net Earnings	1,117	1,256	1,121

Net earnings attributable to noncontrolling interests	(9)	(7)	(6)
Net earnings attributable to The Estée Lauder Companies Inc.	$1,108	$1,249	$1,115

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$3.01	$3.40	$3.01
Diluted	$2.95	$3.35	$2.96

Weighted-average common shares outstanding
Basic	368.0	367.1	370.0
Diluted	375.7	373.0	376.6

Cash dividends declared per common share	$1.48	$1.32	$1.14

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
(In millions)	2018	2017	2016

Net earnings	$1,117	$1,256	$1,121

Other comprehensive income (loss):
Net unrealized investment gain (loss)	(13)	(8)	7
Net derivative instrument gain (loss)	57	(54)	(18)
Amounts included in net periodic benefit cost	92	102	(88)
Translation adjustments	(20)	32	(101)
Benefit (provision) for deferred income taxes on components of other comprehensive income	(34)	(11)	36
Total other comprehensive income (loss)	82	61	(164)
Comprehensive income	1,199	1,317	957

Comprehensive income attributable to noncontrolling interests:
Net earnings	(9)	(7)	(6)
Translation adjustments	—	—	—
	(9)	(7)	(6)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$1,190	$1,310	$951

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share data)	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$2,181	$1,136
Short-term investments	534	605
Accounts receivable, net	1,487	1,395
Inventory and promotional merchandise, net	1,618	1,479
Prepaid expenses and other current assets	348	349
Total current assets	6,168	4,964

Property, Plant and Equipment, net	1,823	1,671

Other Assets
Long-term investments	843	1,026
Goodwill	1,926	1,916
Other intangible assets, net	1,276	1,327
Other assets	531	664
Total other assets	4,576	4,933
Total assets	$12,567	$11,568

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$183	$189
Accounts payable	1,182	835
Other accrued liabilities	1,945	1,799
Total current liabilities	3,310	2,823

Noncurrent Liabilities
Long-term debt	3,361	3,383
Other noncurrent liabilities	1,186	960
Total noncurrent liabilities	4,547	4,343

Commitments and Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2018 and June 30, 2017; shares issued: 435,413,976 at June 30, 2018 and 429,968,260 at June 30, 2017; Class B shares authorized: 304,000,000 at June 30, 2018 and June 30, 2017; shares issued and outstanding: 143,051,679 at June 30, 2018 and 143,762,288 at June 30, 2017	6	6
Paid-in capital	3,972	3,559
Retained earnings	9,040	8,452
Accumulated other comprehensive loss	(434)	(484)
	12,584	11,533
Less: Treasury stock, at cost; 211,320,208 Class A shares at June 30, 2018 and 205,627,082 Class A shares at June 30, 2017	(7,896)	(7,149)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,688	4,384
Noncontrolling interests	22	18
Total equity	4,710	4,402
Total liabilities and equity	$12,567	$11,568

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
(In millions)	2018	2017	2016

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	3,559	3,161	2,872
Stock-based compensation	413	398	289
Paid-in capital, end of year	3,972	3,559	3,161

Retained earnings, beginning of year	8,452	7,693	7,004
Common stock dividends	(552)	(490)	(426)
Net earnings attributable to The Estée Lauder Companies Inc.	1,108	1,249	1,115
Reclassification from accumulated other comprehensive loss as a result of the adoption of a new accounting standard	32	—	—
Retained earnings, end of year	9,040	8,452	7,693

Accumulated other comprehensive loss, beginning of year	(484)	(545)	(381)
Reclassification to retained earnings as a result of the adoption of a new accounting standard	(32)	—	—
Other comprehensive income (loss)	82	61	(164)
Accumulated other comprehensive loss, end of year	(434)	(484)	(545)

Treasury stock, beginning of year	(7,149)	(6,743)	(5,857)
Acquisition of treasury stock	(688)	(355)	(835)
Stock-based compensation	(59)	(51)	(51)
Treasury stock, end of year	(7,896)	(7,149)	(6,743)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,688	4,384	3,572

Noncontrolling interests, beginning of year	18	15	11
Net earnings attributable to noncontrolling interests	9	7	6
Distributions to noncontrolling interest holders	(5)	(4)	(5)
Acquisition of noncontrolling interest	—	—	3
Noncontrolling interests, end of year	22	18	15

Total equity	$4,710	$4,402	$3,587

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2018	2017	2016

Cash Flows from Operating Activities
Net earnings	$1,117	$1,256	$1,121
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	531	464	415
Deferred income taxes	175	(118)	(94)
Non-cash stock-based compensation	236	219	184
Excess tax benefits from stock-based compensation arrangements	—	(45)	(23)
Loss on disposal of property, plant and equipment	15	5	17
Goodwill and other intangible asset impairments	—	31	—
Non-cash restructuring and other charges	1	3	19
Pension and post-retirement benefit expense	73	80	71
Pension and post-retirement benefit contributions	(85)	(38)	(67)
Changes in fair value of contingent consideration	(43)	(57)	8
Other non-cash items	(22)	(21)	(7)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(105)	(92)	(101)
Increase in inventory and promotional merchandise, net	(147)	(85)	(69)
Decrease (increase) in other assets, net	12	(80)	(72)
Increase in accounts payable	349	54	101
Increase in other accrued and noncurrent liabilities	466	224	286
Net cash flows provided by operating activities	2,573	1,800	1,789

Cash Flows from Investing Activities
Capital expenditures	(629)	(504)	(525)
Payments for acquired businesses, net of cash acquired	(11)	(1,681)	(101)
Proceeds from the disposition of investments	749	1,226	1,373
Purchases of investments	(478)	(1,267)	(2,016)
Proceeds from sale of property, plant and equipment	—	12	—
Net cash flows used for investing activities	(369)	(2,214)	(1,269)

Cash Flows from Financing Activities
Proceeds (repayments) of current debt, net	(8)	165	—
Proceeds from issuance of long-term debt, net	—	1,498	616
Debt issuance costs	—	(11)	(4)
Repayments and redemptions of long-term debt	(2)	(306)	(8)
Net proceeds from stock-based compensation transactions	182	141	85
Excess tax benefits from stock-based compensation arrangements	—	45	23
Payments to acquire treasury stock	(759)	(413)	(890)
Dividends paid to stockholders	(546)	(486)	(423)
Payments to noncontrolling interest holders for dividends	(4)	(3)	(4)
Payments of contingent consideration	(35)	—	—
Net cash flows provided by (used for) financing activities	(1,172)	630	(605)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	6	(22)
Net Increase (Decrease) in Cash and Cash Equivalents	1,045	222	(107)
Cash and Cash Equivalents at Beginning of Year	1,136	914	1,021
Cash and Cash Equivalents at End of Year	$2,181	$1,136	$914

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world.  Products are marketed under brand names, including:  Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA and Too Faced.  Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Ermenegildo Zegna, Tory Burch and AERIN brand names for fragrances and/or cosmetics.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(17) million, $32 million and $(109) million, net of tax, in fiscal 2018, 2017 and 2016, respectively.  For the Company’s Venezuelan subsidiary operating in a highly inflationary economy, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  This subsidiary is not material to the Company’s consolidated financial statements or liquidity in fiscal 2018, 2017 and 2016.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(95) million, $15 million and $16 million in fiscal 2018, 2017 and 2016, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $859 million and $434 million of short-term time deposits at June 30, 2018 and 2017, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in the common stock of privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting.  The Company accounts for all other investments using the cost method of accounting.  These investments were not material to the Company’s consolidated financial statements as of June 30, 2018 and 2017 and are included in Long-term investments in the accompanying consolidated balance sheets.

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

Accounts Receivable

Accounts receivable is stated net of the allowance for doubtful accounts and customer deductions totaling $29 million and $30 million as of June 30, 2018 and 2017, respectively.  This reserve is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.

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

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or net realizable value, with cost being based on standard cost and production variances, which approximate actual cost on the first-in, first-out method.  Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight.  Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity.  Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred.  Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers.  Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value, based on various product sales projections.  This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age, historical trends and requirements to support forecasted sales.  In addition, and as necessary, specific reserves for future known or anticipated events may be established.

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

For fiscal 2018 and 2017, the Company elected to perform the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value.  The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry.  In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

For the Company’s other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed.  The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.  To determine the fair value of the reporting units, the Company used an equal weighting of the income and market approaches.  Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows.  Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit.  The key estimates and factors used in these two approaches include revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples.  To determine the fair value of other indefinite-lived intangible assets, we use an income approach, the relief-from-royalty method.  This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

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

Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from customers only if properly requested and approved.  In accepting returns, the Company typically provides a credit to the retailer against accounts receivable from that retailer.  As a percentage of gross sales, returns were 3.3% in fiscal 2018, 3.5% in fiscal 2017 and 3.1% in fiscal 2016.

Certain incentive arrangements require the payment of a fee to customers based on their attainment of pre-established sales levels.  These fees have been accrued and recorded as a reduction of Net Sales in the accompanying consolidated statements of earnings and were not material to the results of operations in any period presented.

The Company enters into transactions related to demonstration, advertising and counter construction, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  To the extent the Company receives an identifiable benefit in exchange for consideration and the fair-value of the benefit can be reasonably estimated, the Company’s share of the counter depreciation and the other costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were approximately $1,491 million, $1,405 million and $1,387 million in fiscal 2018, 2017 and 2016, respectively.

Advertising and Promotion

Global net expenses for advertising, merchandising, sampling, promotion and product development were $3,508 million, $2,908 million and $2,821 million in fiscal 2018, 2017 and 2016, respectively, and are expensed as incurred.  Excluding the impact of purchase with purchase and gift with purchase promotions, which are included in Net Sales and Cost of Sales, costs for advertising, merchandising, sampling, promotion and product development included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings were $3,287 million, $2,689 million and $2,607 million in fiscal 2018, 2017 and 2016, respectively.

Research and Development

Research and development costs of $181 million, $179 million and $191 million in fiscal 2018, 2017 and 2016, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $476 million, $400 million and $363 million in fiscal 2018, 2017 and 2016, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  Our current licenses have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  Most of our license agreements have renewal terms in 5 year increments.  As of June 30, 2018, the remaining terms considering available renewal periods range from approximately 5 years to 18 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements.  See Recently Adopted Accounting Standards, Compensation – Stock Compensation for changes to certain aspects of the Company’s accounting policy for stock-based compensation.

Income Taxes

The Company calculates and provides for income taxes in each tax jurisdiction in which it operates.  As the application of various tax laws relevant to the Company’s global business is often uncertain, significant judgment is required in determining the Company’s annual tax expense and in evaluating the Company’s tax positions.  The provision for income taxes includes the amounts payable or refundable for the current year, the effect of deferred taxes and impacts from uncertain tax positions.

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled.  The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies.  If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company provides tax reserves for U.S. federal, state, local and foreign tax exposures relating to periods subject to audit.  The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates.  For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information.  For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements.  The Company classifies applicable interest and penalties as a component of the provision for income taxes.  Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures.  If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated net earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

Accumulated Other Comprehensive Income

In February 2018, the FASB issued authoritative guidance that permits a reclassification of the stranded tax effects due to a change in the U.S. federal corporate income tax rate as a result of the Tax Cuts and Jobs Act (the “TCJA”) from accumulated OCI (“AOCI”) to retained earnings.  This guidance cannot be applied to stranded tax effects from changes previously recognized in AOCI unrelated to the TCJA.  Furthermore, this accommodation to reclassify the stranded tax effects resulting from the TCJA does not change the underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations for future tax rate changes.

Effective for the Company – Fiscal 2020 first quarter, with early adoption permitted.  The guidance may be applied:

•                  retrospectively for periods in which the income tax effects of the TCJA related to items remaining in AOCI are recognized; or

•                  at the beginning of the period of adoption.

Impact on consolidated financial statements – The Company elected to early adopt this guidance at the beginning of its fiscal 2018 third quarter.  As a result, the Company reclassified $32 million in tax effects from AOCI to retained earnings as of June 30, 2018.  It is the Company’s policy to use the portfolio approach to release income tax effects from AOCI.  The Company may make further adjustments in subsequent periods if changes to the provisional amounts established as a result of the TCJA are recorded.

Compensation - Stock Compensation

In March 2016, the FASB issued authoritative guidance that changes the way companies account for certain aspects of share-based payments to employees.  This guidance requires that all excess tax benefits and tax deficiencies related to share-based compensation awards be recorded as income tax expense or benefit in the income statement.  In addition, companies are required to treat the tax effects of exercised or vested awards as discrete items in the period that they occur.  This guidance also permits an employer to withhold up to the maximum statutory withholding rates in a jurisdiction without triggering liability classification, allows companies to elect to account for forfeitures as they occur, and provides requirements for the cash flow classification of cash paid by an employer when directly withholding shares for tax-withholding purposes and for the classification of excess tax benefits.  The new guidance prescribes different transition methods for the various provisions.

Effective for the Company – Fiscal 2018 first quarter.

Impact on consolidated financial statements – As a result of the adoption of this guidance, during the year ended June 30, 2018, the Company recognized $50 million of excess tax benefits as a reduction to the provision for income taxes in its consolidated statement of earnings.  Additionally, upon adoption the Company has included these excess tax benefits in cash flows from operating activities in the net earnings caption and will continue to classify cash paid for withholding shares for tax-withholding purposes in cash flows from financing activities.  This guidance was applied prospectively, and prior years have not been adjusted for these changes.  The Company will also continue to accrue for estimated forfeitures each quarter.  Finally, as the Company has no outstanding awards classified as a liability due to withholding excess taxes, there was no impact to the Company’s consolidated balance sheets related to the adoption of that portion of the guidance.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective for the Company – Fiscal 2020 first quarter, with early adoption permitted in any interim period.  The guidance must be applied:

•                  using the modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption; and

•                  prospectively for the presentation and disclosure requirements.

Impact on consolidated financial statements – The Company early adopted this guidance in its fiscal 2019 first quarter, and the adoption of this guidance did not have a material impact on its consolidated financial statements.

Pension-related Costs

In March 2017, the FASB issued authoritative guidance that amends how companies present net periodic benefit cost in the income statement and balance sheet relating to defined benefit pension and/or other postretirement benefit plans.  Within the income statement, the guidance requires companies to report the service cost component within operating expenses and report the other components of net periodic benefit cost below operating income (if one is reported).  In addition, within the balance sheet, the guidance changes the components of the pension cost eligible for capitalization to the service cost component only (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

Effective for the Company – Fiscal 2019 first quarter.  The guidance must be applied:

•                  retrospectively as it pertains to the income statement classification of the components of net periodic benefit cost; and

•                  prospectively as it pertains to future capitalization of service costs.

Impact on consolidated financial statements – The Company adopted this guidance when it became effective, and although certain components of pension expense are being reclassified out of operating income, this did not have a material impact on reported operating income.

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

Impact on consolidated financial statements – The Company did not elect to apply this guidance to its fiscal 2018 impairment testing and will continue to assess the impact of adopting it on future interim and annual impairment tests.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued authoritative guidance that requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses.  In addition, this guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, and requires additional disclosures.  In general, modified retrospective adoption will be required for all outstanding instruments that fall under this guidance.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2018, the FASB amended this guidance to clarify certain narrow aspects of the new lease accounting standard that may have been incorrectly or inconsistently applied, and does not add new guidance.  Also in July 2018, the FASB issued authoritative guidance that allows companies to elect to adopt the new standard using a modified retrospective transition approach with a cumulative effect adjustment to retained earnings in the period of adoption.  The new lease standard originally only permitted applying a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  As a result, companies that elect the new adoption method will not be required to restate the prior comparative periods in the financial statements.  The new authoritative guidance also allows lessors to elect not to separately account for non-lease components from the base rent if certain criteria are met.

Effective for the Company – Fiscal 2020 first quarter, with early adoption permitted using either of the modified retrospective transition approaches described above, with certain practical expedients.

Impact on consolidated financial statements – The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance, which includes assessing the Company’s lease portfolio, potential implementation of new systems to meet reporting requirements, the impact to business processes and internal controls over financial reporting and the related disclosure requirements.  While the Company has not completed its evaluation, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets.  As disclosed in Note 14 – Commitments and Contingencies, the Company has approximately $3,320 million in future minimum lease commitments as of June 30, 2018.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability, adjusted for initial direct costs.  The Company plans to adopt the new standard when it becomes effective in the fiscal 2020 first quarter using the modified retrospective transition approach for leases that exist in the period of adoption and will not restate the prior comparative periods.

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

In May 2016, the FASB issued authoritative guidance to reflect the Securities and Exchange Commission (the “SEC”) Staff’s rescission of its prior comments that covered, among other things, accounting for shipping and handling costs and accounting for consideration given by a vendor to a customer.

In December 2016, the FASB issued authoritative guidance that amends various aspects of the new standard to clarify certain terms, guidance and disclosure requirements.  In particular, the guidance addresses disclosure requirements for remaining performance obligations, impairment testing for contract costs and accrual of advertising costs, and clarifies several examples.

Effective for the Company – Fiscal 2019 first quarter.  An entity is permitted to apply the foregoing guidance retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.

Impact on consolidated financial statements – The Company applied all of this guidance when it became effective in the fiscal 2019 first quarter using the modified retrospective adoption method.  The Company has substantially completed its evaluation of the impact that this guidance will have on its consolidated financial statements, disclosure requirements and its internal controls over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined that certain promotional goods, such as samples and testers, will be reclassified from Selling, general and administrative expenses to Cost of Sales.  For fiscal 2018, the impact would have been approximately $325 million.  Additionally, the Company has assessed its third-party retailer arrangements and noted that upon adoption, the Company will have a change in the classification of certain net payments to and from customers from Selling, general and administrative expenses to an adjustment to Net Sales.  The net impact is expected to reduce net sales by less than 1%.

Additionally, the Company has determined that the timing of revenue recognition upon adoption of the new standard will be impacted primarily by its loyalty programs and certain of its promotional goods provided to third-party retailers.  Customer loyalty programs, which have historically been accounted for under the incremental cost approach, will be accounted for as a reduction of revenue based on the fair value of estimated future redemptions when the obligation is created (i.e. upon sale of the product to the consumer).  As it relates to certain of its promotional goods provided to third-party retailers, revenue will be deferred and ultimately recognized based on the timing differences between when control of those promotional goods and control of the related saleable product transfers to the third-party retailer.  The cumulative adjustment to be recorded as a reduction to the opening balance of the Company’s fiscal 2019 retained earnings is expected to be between $200 million and $250 million. The new revenue recognition standard is estimated to reduce the Company’s fiscal 2019 net sales by approximately 1% and diluted net earnings per common share by approximately $.10.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2018 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$427	$—	$(5)	$422
Foreign government and agency securities	114	—	(2)	112
Corporate notes and bonds	479	—	(7)	472
Time deposits	200	—	—	200
Other securities	16	—	—	16
Total	$1,236	$—	$(14)	$1,222

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2017 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$464	$2	$(2)	$464
Foreign government and agency securities	103	—	(1)	102
Corporate notes and bonds	506	—	(1)	505
Time deposits	410	—	—	410
Other securities	16	1	—	17
Total	$1,499	$3	$(4)	$1,498

The following table presents the Company’s available-for-sale securities by contractual maturity as of June 30, 2018:

(In millions)	Cost	Fair Value
Due within one year	$537	$534
Due after one through five years	699	688
	$1,236	$1,222

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than-temporarily impaired as of June 30, 2018:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Available-for-sale securities	$670	$(9)	$334	$(5)

Gross gains and losses realized on sales of investments included in the consolidated statements of earnings were not material for all periods presented.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $329 million and $687 million in fiscal 2018 and 2017, respectively.

NOTE 4 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2018	2017
Inventory and promotional merchandise, net consists of:
Raw materials	$432	$334
Work in process	222	194
Finished goods	798	762
Promotional merchandise	166	189
	$1,618	$1,479

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2018	2017
Assets (Useful Life)

Land	$30	$30
Buildings and improvements (10 to 40 years)	237	192
Machinery and equipment (3 to 10 years)	719	668
Computer hardware and software (4 to 10 years)	1,193	1,115
Furniture and fixtures (5 to 10 years)	104	96
Leasehold improvements	2,152	1,918
	4,435	4,019
Less accumulated depreciation and amortization	(2,612)	(2,348)
	$1,823	$1,671

The cost of assets related to projects in progress of $300 million and $183 million as of June 30, 2018 and 2017, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $469 million, $428 million and $401 million in fiscal 2018, 2017 and 2016, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended June 30, 2017, the Company acquired Too Faced and BECCA, which included the addition of goodwill of $705 million, amortizable intangible assets of $397 million (with a weighted-average amortization period of approximately 10 years) and non-amortizable intangible assets of $623 million.  During the year ended June 30, 2018 and 2017, the Company recognized $12 million and $11 million, respectively, of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

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

Goodwill

The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total

Balance as of June 30, 2016
Goodwill	$184	$460	$255	$393	$1,292
Accumulated impairments	(29)	—	—	(35)	(64)
	155	460	255	358	1,228

Goodwill acquired during the year	—	716	—	—	716
Impairment charges	(6)	—	(22)	—	(28)
	(6)	716	(22)	—	688

Balance as of June 30, 2017
Goodwill	184	1,176	255	393	2,008
Accumulated impairments	(35)	—	(22)	(35)	(92)
	149	1,176	233	358	1,916

Goodwill acquired during the year(1)	—	10	—	—	10
Translation adjustments, goodwill	1	—	1	(2)	—
Translation adjustments, accumulated impairments	(1)	—	—	1	—
	—	10	1	(1)	10

Balance as of June 30, 2018
Goodwill	185	1,186	256	391	2,018
Accumulated impairments	(36)	—	(22)	(34)	(92)
	$149	$1,186	$234	$357	$1,926

(1)Includes remeasurement adjustment relating to the acquisition of Too Faced.

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 4 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2018 and 2017 were not significant to the Company’s results of operations.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	June 30, 2018			June 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$697	$332	$365	$696	$279	$417
License agreements	43	43	—	43	43	—
	$740	$375	365	$739	$322	417
Non-amortizable intangible assets:
Trademarks and other			911			910
Total intangible assets			$1,276			$1,327

The aggregate amortization expense related to amortizable intangible assets for fiscal 2018, 2017 and 2016 was $51 million, $35 million and $16 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2019	2020	2021	2022	2023

Estimated aggregate amortization expense	$51	$44	$43	$42	$42

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2018, 2017 and 2016, the Company incurred charges associated with restructuring and other activities in connection with its Leading Beauty Forward and Global Technology Infrastructure initiatives as follows:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total

Fiscal 2018
Leading Beauty Forward	$8	$18	$127	$104	$257

Fiscal 2017
Leading Beauty Forward	$2	$15	$122	$73	$212

Fiscal 2016
Leading Beauty Forward	$1	$—	$75	$5	$81
Global Technology Infrastructure	—	—	46	7	53
Total	$1	$—	$121	$12	$134

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

The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  The Company previously estimated that LBF would result in related restructuring and other charges totaling between $600 million and $700 million, before taxes.  After reviewing additional potential initiatives and the progress of previously approved initiatives under LBF that are being implemented, the Company has revised its estimates for cost approvals under the Program.  Inclusive of approvals from inception through June 30, 2018, the Company now estimates that LBF may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes.

The Company previously estimated a net reduction over the duration of LBF in the range of approximately 900 to 1,200 positions globally.  The Company revised these estimates based on the review of the Program noted above.  At this time, the Company estimates a net reduction over the duration of LBF in the range of 1,800 to 2,000 positions globally, which is about 4% of its current workforce.  This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Approvals

Of the total restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through June 30, 2018, some of which were recorded during fiscal 2018, 2017 and 2016, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Fiscal 2018	—	24	166	68	258
Adjustments through June 30, 2018	(1)	(1)	(40)	(1)	(43)
Cumulative through June 30, 2018	$14	$61	$345	$256	$676

Included in the above table, cumulative restructuring initiatives approved by the Company through June 30, 2018 by major cost type were:

(In millions)	Employee- Related Costs	Asset-Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Fiscal 2018	161	—	1	4	166
Adjustments through June 30, 2018	(39)	—	(1)	—	(40)
Cumulative through June 30, 2018	$323	$4	$5	$13	$345

Specific actions taken since the Program inception include:

•            Optimize Select Corporate Functions – The Company approved initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including finance, research and development, human resources, information technology and legal.  Such approvals included consulting and other professional services for the design, project management, implementation and integration of new processes and technologies and, to a lesser extent, costs for temporary labor backfill, training and recruiting related to new capabilities, as well as similar expenses for certain other corporate functions.  These actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved other charges to support the LBF Project Management Office (“PMO”), primarily consisting of internal costs for employees dedicated solely to project management activities, with a focus on project integration and change management.

The design of certain corporate functions includes the creation of a shared-services structure, either using Company resources or through external service providers.  As part of the service delivery model, the Company approved the organizational design of the management and governance platform of a shared-services structure using Company resources, as well as the transition of select transactional activities to an external service provider, which is resulting in other charges for implementation, project and consulting costs.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company approved certain activities related to initiatives to enable distribution capabilities and generate efficiencies through an external service provider and to optimize certain supply chain activities through organizational design in certain key areas.  Collectively, these actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  Initiatives to redesign certain supply chain planning and transportation management activities and to improve the organizational design of manufacturing and engineering processes related to certain product lines were also approved, primarily resulting in consulting fees and, to a lesser extent, project management costs.

•            Optimize Corporate and Region Market Support Structures – The Company approved initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels.  These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities.  These actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services related to the design of future structures, processes and technologies and, to a lesser extent, other costs for recruitment and training related to new capabilities.  In addition, the Company approved initiatives to enhance consumer engagement strategies across certain channels in Europe, which is expected to result in product returns.

•            Exit Underperforming Businesses – To further improve profitability in certain areas of the Company’s brands and regions, the Company approved initiatives to exit certain businesses in select markets and channels of distribution.  The Company has also decided to close a number of underperforming freestanding retail stores and exit mid-tier department stores for certain brands in the United States to redirect resources to other retail locations and channels with potential for greater profitability.  These activities resulted in product returns, inventory write-offs, reduction of workforce, accelerated depreciation and termination of contracts.

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

Other charges associated with restructuring activities are comprised of the following:

Sales Returns and Cost of Sales – Product returns (offset by the related cost of sales) and inventory write-offs or write-downs as a direct result of an approved restructuring initiative to exit certain businesses or locations will be recorded as a component of Net Sales and/or Cost of Sales when estimable and reasonably assured.  Consulting, other professional services and temporary labor backfill, primarily related to the design and implementation of supply chain activities, are expensed in Cost of Sales as incurred.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Fiscal 2018	8	18	127	104	257
Cumulative through June 30, 2018	$11	$33	$324	$182	$550

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Fiscal 2018	124	1	1	1	127
Cumulative through June 30, 2018	$314	$4	$3	$3	$324

Accrued restructuring charges from Program inception through June 30, 2018 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	$180	$—	$1	$—	$181

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  These adjustments were not material for all periods presented.  Accrued restructuring charges at June 30, 2018 are expected to result in cash expenditures funded from cash provided by operations of approximately $125 million, $44 million, $9 million and $3 million for each of fiscal 2019, 2020, 2021 and 2022, respectively.

Global Technology Infrastructure

In October 2015, the Company approved plans to transform and modernize its global technology infrastructure (“GTI”) to fundamentally change the way the Company delivers information technology services internally (such initiative, the “GTI Restructuring”).  As part of the GTI Restructuring, the Company transitioned its GTI from Company-owned assets to a primarily vendor-owned, cloud-based model where the Company pays for services as they are used.  The Company incurred restructuring charges of $46 million for the year ended June 30, 2016, reflecting contract terminations of $24 million, asset write-offs of $18 million and employee-related costs of $4 million.  Other charges in connection with the implementation of this initiative were $7 million for the year ended June 30, 2016, primarily related to consulting services.  These charges are included in Restructuring and other charges in the accompanying consolidated statement of earnings.  The implementation of the GTI Restructuring was substantially completed during fiscal 2016.

NOTE 8 – INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  The TCJA includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes in the current year.  These impacts primarily consist of the following:

•                  A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal 2018 U.S. blended statutory income tax rate for the Company of 28.1%.

•                  A one-time mandatory deemed repatriation tax on unremitted foreign earnings (the “Transition Tax”), which may be paid over an eight-year period.

•                  A remeasurement of U.S. net deferred tax assets.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to provide guidance that companies should apply each reporting period related to the income tax effects of the TCJA.  SAB 118 provides that companies (i) should record the effects of the changes from the TCJA for which the accounting is complete (not provisional), (ii) should record provisional amounts for the effects of the changes from the TCJA for which the accounting is not complete, and for which reasonable estimates can be determined, in the period they are identified, and (iii) should not record provisional amounts if reasonable estimates cannot be made for the effects of the changes from the TCJA, and should continue to apply guidance based on the tax law in effect prior to the enactment on December 22, 2017.  In addition, SAB 118 establishes a one-year measurement period (through December 22, 2018) where a provisional amount could be subject to adjustment, and requires certain qualitative and quantitative disclosures related to provisional amounts and accounting during the measurement period.

The Company recorded a provisional charge for the Transition Tax of $351 million for the year ended June 30, 2018.  As of June 30, 2018, $31 million and $320 million of the provisional charges are included in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet.  Such charges remain provisional pending the finalization of earnings estimates of the Company’s foreign subsidiaries.  Further, certain technical aspects of the TCJA remain subject to varying degrees of uncertainty and the Company has therefore made interpretations of the enacted legislation in its provisional income tax computations based upon the best available guidance while it awaits expected technical guidance and clarification from the U.S. government.  One such calculation requiring further guidance and clarification is the Transition Tax and its interplay with new IRC Section 245A (dividend received deduction) as it relates to a possible unintended benefit for fiscal year companies.  The Company believes there is insufficient clarity and significant uncertainty with respect to this issue as of June 30, 2018 and, therefore, has decided not to reduce its Transition Tax provisional charge for the possible benefit at this time.

For fiscal 2018, the combined TCJA impact on U.S. net deferred tax assets, including the enactment date remeasurement, resulting from the statutory tax rate reduction was $53 million.  The Company’s net deferred tax assets are included in Other assets in the accompanying consolidated balance sheet as of June 30, 2018.  The enactment date remeasurement of U.S. net deferred tax assets is provisional as the final remeasurement cannot be determined until the underlying temporary differences are known, rather than estimated.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as a result of the Transition Tax, the Company recorded a provisional charge of $46 million for the year ended June 30, 2018 related to foreign withholding taxes in connection with the reversal of its indefinite reinvestment assertion related to certain foreign earnings.  The foreign withholding tax liability as of June 30, 2018 represents a deferred tax liability and is recorded as a reduction in net deferred tax assets, which is included in Other assets in the accompanying consolidated balance sheet as of June 30, 2018.  This charge remains provisional due to uncertainty at this time related to the U.S. tax treatment of such foreign withholding taxes.

The Company is continuing to analyze the impact of the TCJA.  Provisional charges recorded as of the enactment date totaled $427 million.  Adjustments to these provisional charges will be recorded as discrete items in the provision for income taxes in the period in which those adjustments become reasonably estimable and/or the accounting is complete.  Such adjustments may result from, among other things, future guidance, interpretations and regulatory changes from the Internal Revenue Service, the SEC, the FASB and/or various state and local tax jurisdictions.  The Company will complete its analysis no later than December 22, 2018.

There are other impacts under the TCJA that are not effective for the Company until fiscal 2019.  These primarily include a further reduction in the U.S. statutory rate to 21%, a new minimum tax on global intangible low-taxed income (“GILTI”) and the potential impact of the base erosion anti-abuse tax.  With respect to the new GILTI provision, U.S. GAAP allows companies to make an accounting policy election and record taxes as a period cost as incurred or factor such amounts into the measurement of deferred taxes.  The Company has made an accounting policy election to record these taxes as a period cost.

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2018	2017	2016
Current:
Federal	$334	$218	$224
Foreign	357	253	293
State and local	(3)	8	11
	688	479	528

Deferred:
Federal	135	(58)	(73)
Foreign	35	(61)	(22)
State and local	5	1	1
	175	(118)	(94)
	$863	$361	$434

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $2,004 million, $1,676 million and $1,448 million for fiscal 2018, 2017 and 2016, respectively.  A portion of these earnings is taxed in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2018	2017	2016

Provision for income taxes at statutory rate	28.1%	35.0%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.5	0.7	0.9
TCJA net income tax impact	22.8	—	—
Stock-based compensation arrangements – excess tax benefits	(2.5)	—	—
Taxation of foreign operations	(4.7)	(7.5)	(8.0)
China deferred tax asset valuation allowance reversal	—	(4.6)	—
Income tax reserve adjustments	(0.5)	(1.2)	(0.3)
Other, net	(0.1)	(0.1)	0.3
Effective tax rate	43.6%	22.3%	27.9%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.

During the first quarter of fiscal 2018, the Company adopted a new accounting standard that changes the way companies account for certain aspects of share-based payments to employees.  This standard requires that all excess tax benefits and tax deficiencies related to share-based compensation awards be recorded as income tax expense or benefit in the income statement.  As a result of the adoption of this new standard, the Company recognized $50 million of excess tax benefits as a reduction to the provision for income taxes in fiscal 2018.  See Note 2 – Summary of Significant Accounting Policies - Recently Adopted Accounting Standards, Compensation – Stock Compensation.

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

The Company has approximately $4,459 million of undistributed earnings of foreign subsidiaries at June 30, 2018.  Included in this amount is approximately $1,323 million of earnings considered permanently reinvested.  There may be foreign tax ramifications associated with the distribution of such permanently reinvested earnings, which the Company is currently evaluating.  Since the application of the relevant foreign tax laws to such distribution is largely uncertain at this time, it is not practicable to determine the amount of associated tax.  Any state income taxes associated with the distribution of such earnings is not expected to be material.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2018	2017
Deferred tax assets:
Compensation related expenses	$161	$256
Inventory obsolescence and other inventory related reserves	57	97
Retirement benefit obligations	45	124
Various accruals not currently deductible	175	189
Net operating loss, credit and other carryforwards	48	65
Unrecognized state tax benefits and accrued interest	12	24
Other differences between tax and financial statement values	55	91
	553	846
Valuation allowance for deferred tax assets	(45)	(42)
Total deferred tax assets	508	804

Deferred tax liabilities:
Depreciation and amortization	(338)	(465)
Other differences between tax and financial statement values	(50)	(17)
Total deferred tax liabilities	(388)	(482)
Total net deferred tax assets	$120	$322

As of June 30, 2018 and 2017, the Company had net deferred tax assets of $120 million and $322 million, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2018 and 2017, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $173 million and $230 million, respectively.  With the exception of approximately $139 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2018, these carryforwards expire at various dates through fiscal 2030.  Deferred tax assets, net of valuation allowances, in the amount of $13 million and $34 million as of June 30, 2018 and 2017, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and 2017, the Company had gross unrecognized tax benefits of $60 million and $68 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $41 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  During fiscal 2018 and 2017, the Company recognized gross interest and penalty benefits of $3 million and $5 million, respectively, in the accompanying consolidated statements of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2018 and 2017 were $9 million and $13 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2018	2017

Beginning of the year balance of gross unrecognized tax benefits	$68	$82
Gross amounts of increases as a result of tax positions taken during a prior period	8	6
Gross amounts of decreases as a result of tax positions taken during a prior period	(18)	(23)
Gross amounts of increases as a result of tax positions taken during the current period	7	10
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(3)	(5)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(2)
End of year balance of gross unrecognized tax benefits	$60	$68

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

During the fourth quarter of fiscal 2018, the Company formally concluded the compliance process with respect to fiscal 2017 under the IRS CAP.  The conclusion of this process did not impact the Company’s consolidated financial statements.  As of June 30, 2018, the compliance process was ongoing with respect to fiscal 2018.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

During fiscal 2018, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2018, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2018, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2014 – 2018
Canada	2015 – 2018
China	2014 – 2018
France	2013 – 2018
Germany	2013 – 2018
Hong Kong	2012 – 2018
Italy	2014 – 2018
Japan	2016 – 2018
Korea	2014 – 2018
Russia	2015 – 2018
Spain	2014 – 2018
Switzerland	2016 – 2018
United Kingdom	2017 – 2018
United States	2018
State of California	2013 – 2018
State and City of New York	2015 – 2018

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2018	2017
Advertising, merchandising and sampling	$348	$319
Employee compensation	579	522
Payroll and other taxes	190	190
Other	828	768
	$1,945	$1,799

NOTE 10 – DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2018
(In millions)	2018	2017	Committed	Uncommitted
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	$494	$493	$—	$—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	455	455	—	—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	294	294	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197	197	—	—
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	497	497	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	242	252	—	—
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”)	433	445	—	—
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”)	495	498	—	—
Commercial paper that matured through July 2018 and 2017 (2.00% and 1.07% average interest rate, respectively)	170	170	—	1,330
Other long-term borrowings	7	5	—	—
Other current borrowings	13	19	—	152
Revolving credit facility	—	—	1,500	—
	3,544	3,572	$1,500	$1,482
Less current debt including current maturities	(183)	(189)
	$3,361	$3,383

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2047 Senior Notes(1),(8)	February 2017	99.739%	4.165%	$500	$(1)	$—	$(5)	March 15/September 15
2045 Senior Notes(2),(8)	June 2015	97.999	4.497	300	(6)	—	(3)	June 15/December 15
2045 Senior Notes(2),(8)	May 2016	110.847	3.753	150	16	—	(2)	June 15/December 15
2042 Senior Notes(8)	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(3),(8)	May 2007	98.722	6.093	300	(3)	—	(3)	May 15/November 15
2033 Senior Notes(4)	September 2003	98.645	5.846	200	(2)	—	(1)	April 15/October 15
2027 Senior Notes(5),(8)	February 2017	99.963	3.154	500	—	—	(3)	March 15/September 15
2022 Senior Notes(6),(8)	August 2012	99.911	2.360	250	—	(7)	(1)	February 15/August 15
2021 Senior Notes(6),(7),(8)	May 2016	99.976	1.705	450	—	(15)	(2)	May 10/November 10
2020 Senior Notes(6),(8)	February 2017	99.986	1.805	500	—	(4)	(1)	February 7/August 7

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

(8) The Senior Notes contain certain customary incurrence-based covenants, including limitations on indebtedness secured by liens.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a $1.5 billion senior unsecured revolving credit facility that expires on October 3, 2021 (the “Facility”).  The Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the Facility is available for multi-currency loans.  Interest rates on borrowings under the Facility will be based on prevailing market interest rates in accordance with the agreement.  The Company incurred costs of approximately $1 million to establish the Facility, which will be amortized over the term of the Facility.  The Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2018, no borrowings were outstanding under the Facility.

The Company has a $1.5 billion commercial paper program under which it may issue commercial paper in the United States.  As of June 30, 2018, the Company had $170 million of commercial paper outstanding that matured through July 2018, which the Company refinanced as it matured.  At August 17, 2018, the Company had $100 million of commercial paper outstanding, which may be refinanced on a periodic basis as it matures at the then-prevailing market interest rates.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2018 and 2017, the monthly average amount outstanding was approximately $14 million and $17 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 11.9% and 11.2%, respectively.

Refer to Note 14 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2018, over the next five fiscal years.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value (1)		Balance Sheet Location	Fair Value (1)
		June 30			June 30
		2018	2017		2018	2017
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$30	$7	Other accrued liabilities	$5	$44

Interest rate swap contracts	Prepaid expenses and other current assets	—	3	Other accrued liabilities	26	3

Total Derivatives Designated as Hedging Instruments		30	10		31	47

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3	3	Other accrued liabilities	8	2

Total Derivatives		$33	$13		$39	$49

(1) See Note 12 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments are presented as follows:

(In millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Earnings (Effective Portion) (1)
	June 30			June 30
	2018	2017		2018	2017
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$12	$(18)	Cost of sales	$(22)	$10
			Selling, general and administrative	(24)	30
Interest rate-related derivatives	—	5	Interest expense	1	1
Total derivatives	$12	$(13)		$(45)	$41

(1) The amount of gain recognized in earnings related to the amount excluded from effectiveness testing was $3 million for fiscal 2018 and 2017.  There was no gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships for fiscal 2018.  The gain (loss) recognized in earnings related to the ineffective portion of the hedging relationships was de minimis for fiscal 2017.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
		June 30
		2018	2017
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(26)	$(18)

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

(In millions)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		June 30
		2018	2017
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(6)	$(2)

Cash-Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on costs and on the cash flows that the Company receives from foreign subsidiaries.  The majority of foreign currency forward contracts are denominated in currencies of major industrial countries.  The Company may also enter into foreign currency option contracts to hedge anticipated transactions where there is a high probability that anticipated exposures will materialize.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash-flow hedges and have varying maturities through the end of June 2020.  Hedge effectiveness of foreign currency forward contracts is based on a hypothetical derivative methodology and excludes the portion of fair value attributable to the spot-forward difference which is recorded in current-period earnings.  Hedge effectiveness of foreign currency option contracts is based on a dollar offset methodology.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The ineffective portion of both foreign currency forward and interest rate derivatives is recorded in current-period earnings.  For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to earnings when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period earnings.  As of June 30, 2018, the Company’s foreign currency cash-flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash-flow hedges as of June 30, 2018 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $11 million.  The accumulated gain (loss) on derivative instruments in AOCI was $53 million and $(4) million as of June 30, 2018 and 2017, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $33 million at June 30, 2018.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$33	$—	$33
Available-for-sale securities:
U.S. government and agency securities	—	422	—	422
Foreign government and agency securities	—	112	—	112
Corporate notes and bonds	—	472	—	472
Time deposits	—	200	—	200
Other securities	—	16	—	16
Total	$—	$1,255	$—	$1,255

Liabilities:
Foreign currency forward contracts	$—	$13	$—	$13
Interest rate swap contracts	—	26	—	26
Contingent consideration	—	—	96	96
Total	$—	$39	$96	$135

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$10	$—	$10
Interest rate swap contracts	—	3	—	3
Available-for-sale securities:
U.S. government and agency securities	—	464	—	464
Foreign government and agency securities	—	102	—	102
Corporate notes and bonds	—	505	—	505
Time deposits	—	410	—	410
Other securities	—	17	—	17
Total	$—	$1,511	$—	$1,511

Liabilities:
Foreign currency forward contracts	$—	$46	$—	$46
Interest rate swap contracts	—	3	—	3
Contingent consideration	—	—	139	139
Total	$—	$49	$139	$188

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2018		2017
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,181	$2,181	$1,136	$1,136
Available-for-sale securities	1,222	1,222	1,498	1,498
Current and long-term debt	3,544	3,667	3,572	3,759
Additional purchase price payable	3	3	38	38
Contingent consideration	96	96	139	139

Derivatives
Foreign currency forward contracts – asset (liability), net	20	20	(36)	(36)
Interest rate swap contracts – asset (liability), net	(26)	(26)	—	—

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at June 30, 2018:

Risk-adjusted discount rate	2.7% to 3.2%
Revenue volatility	4.7% to 5.2%
Asset volatility	20.5% to 22.6%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	80.0%
Revenue discount rates	4.8% to 5.0%
Earnings before income tax, depreciation and amortization discount rates	12.8% to 13.6%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of the contingent consideration obligations for the year ended June 30, 2018 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2017	$139
Changes in fair value	(43)
Contingent consideration at June 30, 2018	$96

In June 2018, the Company revised and approved the long-term financial projections for its brands.  During this update, the Company noted that for certain of its fiscal 2015 and 2016 acquisitions, actual results and the most recent projections were lower during their respective earn-out measurement periods than the financial targets made at June 30, 2017 and it reassessed the likelihood of achieving those targets.  As a result, the Company recognized a $43 million gain within Selling, general and administrative expenses to reflect the adjusted fair value of its contingent consideration, primarily related to the acquisitions of GLAMGLOW, Editions de Parfums Frédéric Malle and By Kilian as of June 30, 2018.  The gain impacted the skin care and fragrance product categories by $21 million and $22 million, respectively, and the Americas and Europe, the Middle East & Africa regions by $28 million and $15 million, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$903	$877	$605	$616	$183	$191
Service cost	37	37	30	28	3	3
Interest cost	33	30	13	11	7	7
Plan participant contributions	—	—	5	4	—	1
Actuarial loss (gain)	(26)	(1)	(22)	(26)	(16)	(11)
Foreign currency exchange rate impact	—	—	(2)	(2)	(1)	—
Benefits, expenses, taxes and premiums paid	(51)	(40)	(34)	(25)	(6)	(8)
Plan amendments	—	—	(5)	—	—	—
Settlements	—	—	(3)	(3)	—	—
Special termination benefits	—	—	1	2	—	—
Benefit obligation at end of year	$896	$903	$588	$605	$170	$183

Change in plan assets:
Fair value of plan assets at beginning of year	$781	$743	$548	$529	$37	$33
Actual return on plan assets	55	71	16	28	2	4
Foreign currency exchange rate impact	—	—	(2)	(9)	—	—
Employer contributions	53	7	31	24	1	7
Plan participant contributions	—	—	5	4	—	1
Settlements	—	—	(3)	(3)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(51)	(40)	(34)	(25)	(6)	(8)
Fair value of plan assets at end of year	$838	$781	$561	$548	$34	$37

Funded status	$(58)	$(122)	$(27)	$(57)	$(136)	$(146)

Amounts recognized in the Balance Sheet consist of:
Other assets	$71	$12	$110	$88	$—	$—
Other accrued liabilities	(23)	(23)	(4)	(5)	—	—
Other noncurrent liabilities	(106)	(111)	(133)	(140)	(136)	(146)
Funded status	(58)	(122)	(27)	(57)	(136)	(146)
Accumulated other comprehensive loss	190	232	40	72	4	21
Net amount recognized	$132	$110	$13	$15	$(132)	$(125)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$37	$37	$32	$30	$28	$25	$3	$3	$3
Interest cost	33	30	33	13	11	15	7	7	7
Expected return on assets	(53)	(52)	(49)	(15)	(16)	(20)	(3)	(1)	(2)
Amortization of:
Actuarial loss	14	16	11	5	11	11	—	1	—
Prior service cost	—	1	1	—	2	2	1	—	1
Special termination benefits	—	—	—	1	2	1	—	—	—
Net periodic benefit cost	$31	$32	$28	$34	$38	$34	$8	$10	$9

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	4.10 – 4.30%	3.40 – 3.90%	3.00 – 3.70%	.50 – 7.50%	.50 – 6.75%	.25 – 6.00%	3.75 – 9.75%	3.70 – 9.75%	3.50 – 9.50%

Rate of compensation	2.50 –	3.00 –	3.00 –	1.00 –	1.00 –	0 –	N/A	N/A	N/A
increase	8.00%	7.00%	7.00%	5.50%	5.50%	5.50%

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	3.40 –	3.00 –	3.70 –	.50 –	.25 –	.75 –	3.70 –	3.50 –	4.25 –
	3.90%	3.70%	4.40%	6.75%	6.00%	7.00%	9.75%	9.50%	9.00%

Expected return on assets	7.00%	7.00%	7.00%	1.75 –	1.50 –	2.00 –	7.00%	7.00%	7.00%
				6.75%	6.00%	7.00%

Rate of compensation	3.00 –	3.00 –	3.00 –	1.00 –	0 –	1.00 –	N/A	N/A	N/A
increase	7.00%	7.00%	7.00%	5.50%	5.50%	5.50%

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 6.66% while the weighted-average ultimate trend rate of 4.53% is expected to be reached in approximately 18 years.  A 100 basis-point change in assumed health care cost trend rates for fiscal 2018 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease

Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligations	$14	$(12)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in AOCI (before tax) as of June 30, 2018 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial losses, beginning of year	$230	$74	$20	$324
Actuarial gains recognized	(28)	(23)	(16)	(67)
Amortization included in net periodic benefit cost	(14)	(5)	—	(19)
Translation adjustments	—	1	—	1
Net actuarial losses, end of year	188	47	4	239

Net prior service cost, beginning of year	2	(2)	1	1
Prior service credit recognized	—	(5)	—	(5)
Amortization included in net periodic benefit cost	—	—	(1)	(1)
Net prior service cost, end of year	2	(7)	—	(5)

Total amounts recognized in AOCI	$190	$40	$4	$234

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2019 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Net prior service cost (credit)	$1	$(1)	$—
Net actuarial losses	$10	$3	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2018	2017	2018	2017	2018	2017

Projected benefit obligation	$767	$769	$129	$134	$588	$605
Accumulated benefit obligation	$721	$726	$113	$120	$533	$540
Fair value of plan assets	$838	$781	$—	$—	$561	$548

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $283 million and $281 million and aggregate fair value of plan assets of $146 million and $137 million at June 30, 2018 and 2017, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $221 million and $220 million and aggregate fair value of plan assets of $108 million and $103 million at June 30, 2018 and 2017, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2019	$—	$25	$—
Expected benefit payments for year ending June 30,
2019	62	25	7
2020	50	24	8
2021	51	25	8
2022	51	27	9
2023	50	31	9
Years 2024 – 2028	281	151	54

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

The Company’s target asset allocation at June 30, 2018 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	44%	13%	44%
Debt securities	39%	65%	39%
Other	17%	22%	17%
	100%	100%	100%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total

Cash and cash equivalents	$29	$—	$—	$—	$29
Short term investment funds	—	6	—	6	12
Government and agency securities	—	81	—	—	81
Debt instruments	—	25	—	—	25
Commingled funds	313	580	—	219	1,112
Insurance contracts	—	—	49	—	49
Limited partnerships and hedge fund investments	—	—	—	125	125
Total	$342	$692	$49	$350	$1,433

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2017:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total

Cash and cash equivalents	$3	$—	$—	$—	$3
Short term investment funds	—	17	—	6	23
Government and agency securities	—	37	—	—	37
Debt instruments	—	59	—	—	59
Commingled funds	147	761	—	194	1,102
Insurance contracts	—	—	48	—	48
Limited partnerships and hedge fund investments	—	—	—	94	94
Total	$150	$874	$48	$294	$1,366

The following table presents the changes in Level 3 plan assets for fiscal 2018:

(In millions)	Insurance Contracts

Balance as of June 30, 2017	$48
Actual return on plan assets:
Relating to assets still held at the reporting date	1
Purchases, sales, issuances and settlements, net	(1)
Foreign exchange impact	1
Balance as of June 30, 2018	$49

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $41 million, $39 million and $37 million for fiscal 2018, 2017 and 2016, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company has agreements with certain employees and outside directors who defer compensation.  The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units.  The amounts included in the accompanying consolidated balance sheets under these plans were $89 million and $75 million as of June 30, 2018 and 2017, respectively.  The expense for fiscal 2018, 2017 and 2016 was $16 million, $6 million and $6 million, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2018:

		Payments Due in Fiscal
(In millions)	Total	2019	2020	2021	2022	2023	Thereafter

Debt service (1)	$5,679	$301	$624	$558	$101	$348	$3,747
Operating lease commitments (2)	3,320	397	368	322	300	297	1,636
Unconditional purchase obligations (3)	5,514	1,695	689	630	605	694	1,201
Gross unrecognized tax benefits and interest – current (4)	4	4	—	—	—	—	—
Total contractual obligations	$14,517	$2,397	$1,681	$1,510	$1,006	$1,339	$6,584

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt in fiscal 2019, 2020, 2021, 2022, 2023 and thereafter are projected to be $118 million, $117 million, $108 million, $101 million, $98 million and $1,547 million, respectively.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2018.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $489 million, $457 million and $442 million in fiscal 2018, 2017 and 2016, respectively.

(3)       Unconditional purchase obligations primarily include: inventory commitments, contingent consideration which resulted from the fiscal 2016 and 2015 acquisitions, earn-out payments related to the acquisition of Bobbi Brown, royalty payments pursuant to license agreements, advertising commitments, capital improvement commitments and non-discretionary planned funding of pension and other post-retirement benefit obligations.  Future contingent consideration, earn-out payments and royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2018, without consideration for potential renewal periods.

(4)       Refer to Note 8 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2018, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $58 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

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

Contingencies

During the fiscal 2018 third quarter, the Company learned that some of its testing related to certain product advertising claims did not meet the Company’s standards, necessitating further validation.  As a result of this ongoing review, certain advertising claims are being modified.  This is not a product safety issue and does not relate to the quality of the ingredients or the manufacturing of the Company’s products.  Based on the Company’s review to date, it does not believe that this matter will be material to the Company, and no accrual has been recorded.

NOTE 15 – COMMON STOCK

As of June 30, 2018, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2015	227,836.2	147,046.1
Acquisition of treasury stock	(10,534.4)	—
Conversion of Class B to Class A	2,275.9	(2,275.9)
Stock-based compensation	3,411.9	—
Balance at June 30, 2016	222,989.6	144,770.2
Acquisition of treasury stock	(4,694.8)	—
Conversion of Class B to Class A	1,007.9	(1,007.9)
Stock-based compensation	5,038.5	—
Balance at June 30, 2017	224,341.2	143,762.3
Acquisition of treasury stock	(6,045.4)	—
Conversion of Class B to Class A	710.6	(710.6)
Stock-based compensation	5,087.4	—
Balance at June 30, 2018	224,093.8	143,051.7

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2018, the remaining authorized share repurchase balance was 9.0 million shares.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2018:

Date Declared	Record Date	Payable Date	Amount per Share

August 17, 2017	August 31, 2017	September 15, 2017	$.34
October 31, 2017	November 30, 2017	December 15, 2017	$.38
February 1, 2018	February 28, 2018	March 15, 2018	$.38
May 1, 2018	May 31, 2018	June 15, 2018	$.38

On August 17, 2018, a dividend was declared in the amount of $.38 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 17, 2018 to stockholders of record at the close of business on August 31, 2018.

NOTE 16 – STOCK PROGRAMS

As of June 30, 2018, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of approximately 76.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2018, approximately 8.5 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), PSUs based on total stockholder return, long-term PSUs and share units.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, RSUs, PSUs, PSUs based on total stockholder return, long-term PSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2018	2017	2016
Compensation expense	$236	$219	$184
Income tax benefit	49	72	60

Beginning with September 2017 equity grants, employee award agreements contain a new provision regarding award forfeiture, the effect of which requires the recording of stock-based compensation expense for retirement-eligible employees over the new requisite service period (six months) rather than at the date of grant.

As of June 30, 2018, the total unrecognized compensation cost related to unvested stock-based awards was $150 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following is a summary of the Company’s stock option programs as of June 30, 2018 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2017	12,964.3	$62.42
Granted at fair value	2,105.3	108.20
Exercised	(3,444.8)	53.08
Expired	(25.7)	60.50
Forfeited	(127.5)	93.47
Outstanding at June 30, 2018	11,471.6	73.28	$796	6.1

Vested and expected to vest at June 30, 2018	11,390.4	73.07	$793	6.1

Exercisable at June 30, 2018	7,329.3	60.05	$606	4.8

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2018	2017	2016
Per-share weighted-average grant date fair value of stock options granted	$27.76	$22.79	$21.51

Intrinsic value of stock options exercised	$246	$149	$75

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2018	2017	2016
Weighted-average expected stock-price volatility	26%	26%	27%
Weighted-average expected option life	7 years	7 years	7 years
Average risk-free interest rate	2.0%	1.5%	1.9%
Average dividend yield	1.5%	1.3%	1.2%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The Company granted approximately 1.2 million RSUs during fiscal 2018 which, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2019, 0.5 million in fiscal 2020 and 0.3 million in fiscal 2021.  Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of June 30, 2018 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2017	2,939.2	$83.35
Granted	1,245.6	108.61
Dividend equivalents	25.6	135.27
Vested	(1,377.2)	81.40
Forfeited	(149.7)	91.78
Nonvested at June 30, 2018	2,683.5	96.11

Performance Share Units

During fiscal 2018, the Company granted PSUs with a target payout of approximately 0.2 million shares with a grant date fair value per share of $107.95, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2020, all subject to the continued employment or retirement of the grantees.  In January 2017, the Company granted PSUs with a target payout of approximately 0.3 million shares with a grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2020.  In January 2017, the Company also granted PSUs with a target payout of approximately 0.2 million shares with a grant date fair value per share of $80.79, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of a subsidiary of the Company for the fiscal year ending June 30, 2022.

Settlement of all PSUs will be made pursuant to a range of opportunities relative to the target goals and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs generally vest at the end of the performance period.  Approximately 0.4 million shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 0.3 million PSUs that vested as of June 30, 2018.  In September 2017, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2017.

The following is a summary of the status of the Company’s PSUs as of June 30, 2018 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2017	1,022.2	$82.00
Granted	216.6	107.95
Vested	(275.1)	77.35
Forfeited	—	—
Nonvested at June 30, 2018	963.7	89.16

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units Based on Total Stockholder Return

In August 2017, 30,267 shares of the Company’s Class A Common Stock were issued, and related dividends were paid, in accordance with the terms of the grant related to the final performance period of the award, which ended June 30, 2017.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019 and 2020.  Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period.  Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock.  The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant.  At June 30, 2018, the end of the first performance period under the grant, 129,282 shares of the Company’s Class A Common Stock are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant.

During January 2016, the Company granted PSUs to an executive of the Company with an aggregate target payout of 71,694 shares (in three tranches of 23,898 each) of the Company’s Class A Common Stock.  Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2017, the vesting of each tranche will generally be subject to continued employment through the end of relative service periods that end on January 29, 2018, 2019 and 2020.  Payment with respect to a tranche will be made within 30 business days of the date on which the PSUs vest.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of the Company’s Class A Common Stock.  The grant date fair value of these PSUs of $6 million was estimated using the closing stock price of the Company’s Class A Common Stock as of January 28, 2016, the date of grant.  In January 2018, 23,898 shares of the Company’s Class A Common Stock were issued, and the related dividends were paid, in accordance with the terms of the grant related to the performance period of the award that ended January 29, 2018.

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

The following is a summary of the status of the Company’s share units as of June 30, 2018 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2017	131.6	$47.87
Granted	6.4	116.04
Dividend equivalents	1.5	134.04
Converted	—	—
Outstanding at June 30, 2018	139.5	51.97

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $12 million, $2 million and $2 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2018, 2017 and 2016, respectively.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2018	2017	2016
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,108	$1,249	$1,115

Denominator:
Weighted-average common shares outstanding – Basic	368.0	367.1	370.0
Effect of dilutive stock options	5.2	3.8	4.6
Effect of PSUs	0.4	0.2	0.1
Effect of RSUs	2.1	1.9	1.8
Effect of performance share units based on TSR	—	—	0.1
Weighted-average common shares outstanding – Diluted	375.7	373.0	376.6

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.01	$3.40	$3.01
Diluted	2.95	3.35	2.96

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, there were no anti-dilutive shares of Class A Common Stock underlying options to be excluded in the computation of diluted EPS.  As of June 30, 2017 and 2016, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were 1.8 million and 0.2 million, respectively.  As of June 30, 2018, 2017 and 2016, 1.0 million, 1.0 million and 0.5 million, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 16 – Stock Programs.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2018	2017	2016
Net unrealized investment gains (losses), beginning of year	$(1)	$7	$—
Unrealized investment gains (losses)	(13)	(8)	7
Net unrealized investment gains (losses), end of year	(14)	(1)	7

Net derivative instruments, beginning of year	(3)	32	44
Gain (loss) on derivative instruments	12	(13)	48
Benefit (provision) for deferred income taxes	(2)	5	(17)
Reclassification to earnings during the year:
Foreign currency forward contracts (1)	46	(40)	(65)
Interest rate-related derivatives (2)	(1)	(1)	(1)
Benefit for deferred income taxes on reclassification (3)	(15)	14	23
Reclassification to retained earnings	2	—	—
Net derivative instruments, end of year	39	(3)	32

Net pension and post-retirement adjustments, beginning of year	(213)	(285)	(235)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	67	71	(114)
Prior service credit recognized	5	—	—
Translation adjustments	(1)	—	6
Benefit (provision) for deferred income taxes	(15)	(20)	39
Amortization, settlements and curtailments included in net periodic benefit cost (4):
Net actuarial losses	19	28	22
Net prior service cost	1	3	4
Provision for deferred income taxes on reclassification (3)	(4)	(10)	(7)
Reclassification to retained earnings	(34)	—	—
Net pension and post-retirement adjustments, end of year	(175)	(213)	(285)

Cumulative translation adjustments, beginning of year	(267)	(299)	(190)
Translation adjustments	(19)	32	(107)
Benefit (provision) for deferred income taxes	2	—	(2)
Cumulative translation adjustments, end of year	(284)	(267)	(299)

Accumulated other comprehensive loss	$(434)	$(484)	$(545)

(1)  For the year ended June 30, 2018, $22 million and $24 million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2017, $(10) million and $(30) million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2016, $(17) million and $(48) million were recorded in Cost of Sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.

(2) Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.

(3)  Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.

(4) See Note 13 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2018	2017	2016
Cash:
Cash paid during the year for interest	$128	$96	$79
Cash paid during the year for income taxes	$351	$456	$451

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$9	$12	$27
Non-cash purchases (sales) of short- and long-term investments, net	$14	$6	$(3)
Property, plant and equipment accrued but unpaid	$43	$29	$29

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

Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, interest expense, interest income and investment income, net, and charges associated with restructuring and other activities.  Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2018	2017	2016
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$5,595	$4,527	$4,446
Makeup	5,633	5,054	4,702
Fragrance	1,826	1,637	1,487
Hair Care	570	539	554
Other	67	69	74
	13,691	11,826	11,263
Returns associated with restructuring and other activities	(8)	(2)	(1)
Net Sales	$13,683	$11,824	$11,262

Depreciation and Amortization:
Skin Care	$185	$161	$151
Makeup	255	218	184
Fragrance	64	59	52
Hair Care	24	23	24
Other	3	3	4
	$531	$464	$415

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$1,511	$1,014	$842
Makeup	549	713	758
Fragrance	176	115	87
Hair Care	64	51	52
Other	9	11	5
	2,309	1,904	1,744
Reconciliation:
Charges associated with restructuring and other activities	(257)	(212)	(134)
Interest expense	(128)	(103)	(71)
Interest income and investment income, net	56	28	16
Earnings before income taxes	$1,980	$1,617	$1,555

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2018	2017	2016
GEOGRAPHIC DATA(1)
Net Sales:
The Americas	$5,015	$4,819	$4,710
Europe, the Middle East & Africa	5,634	4,650	4,381
Asia/Pacific	3,042	2,357	2,172
	13,691	11,826	11,263
Returns associated with restructuring and other activities	(8)	(2)	(1)
Net Sales	$13,683	$11,824	$11,262

Operating Income (Loss):
The Americas	$211	$284	$346
Europe, the Middle East & Africa	1,523	1,203	1,027
Asia/Pacific	575	417	371
	2,309	1,904	1,744
Charges associated with restructuring and other activities	(257)	(212)	(134)
Operating Income	$2,052	$1,692	$1,610

Total Assets:
The Americas	$7,558	$7,061	$5,423
Europe, the Middle East & Africa	3,855	3,367	3,016
Asia/Pacific	1,154	1,140	784
	$12,567	$11,568	$9,223

Long-Lived Assets (property, plant and equipment, net):
The Americas	$1,138	$1,071	$978
Europe, the Middle East & Africa	525	456	464
Asia/Pacific	160	144	141
	$1,823	$1,671	$1,583

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer.  The Company is domiciled in the United States.  Net sales in the United States, including net sales from travel retail locations, in fiscal 2018, 2017 and 2016 were $4,531 million, $4,368 million and $4,279 million, respectively.  Net sales in China, including net sales from travel retail locations, in fiscal 2018, 2017 and 2016 were approximately 13%, 9% and 9% of consolidated net sales, respectively, and no other country represented greater than 10% of the Company’s consolidated net sales.  The Company’s long-lived assets in the United States at June 30, 2018, 2017 and 2016 were $912 million, $869 million and $862 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2018 and 2017:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2018
Net Sales	$3,274	$3,744	$3,370	$3,295	$13,683
Gross Profit	2,563	2,991	2,687	2,598	10,839
Operating Income	568	710	497	277	2,052
Net Earnings Attributable to The Estée Lauder Companies Inc.	427	123	372	186	1,108

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	1.16	.33	1.01	.51	3.01
Diluted	1.14	.33	.99	.49	2.95

Fiscal 2017
Net Sales	$2,865	$3,208	$2,857	$2,894	$11,824
Gross Profit	2,269	2,571	2,266	2,281	9,387
Operating Income	418	617	427	230	1,692
Net Earnings Attributable to The Estée Lauder Companies Inc.	294	428	298	229	1,249

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	.80	1.17	.81	.62	3.40
Diluted	.79	1.15	.80	.61	3.35

(1)             Fiscal 2018 first quarter results include charges associated with restructuring and other activities of $(38) million ($(26) million after tax, or $(.07) per diluted common share).  Fiscal 2017 first quarter results include charges associated with restructuring and other activities of $(31) million ($(20) million after tax, or $(.05) per diluted common share) and the changes in fair value of contingent consideration of $(4) million ($(3) million after tax, or $(.01) per diluted common share).

(2)             Fiscal 2018 second quarter results include charges associated with restructuring and other activities of $(69) million ($(55) million after tax, or $(.15) per diluted common share).  The fiscal 2018 second quarter results also include charges resulting from the TCJA totaling $(394) million, or $(1.05) per diluted common share, relating to the Transition Tax, the remeasurement of U.S. net deferred tax assets and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings.  Fiscal 2017 second quarter results include charges associated with restructuring and other activities of $(41) million ($(26) million after tax, or $(.07) per diluted common share).

(3)             Fiscal 2018 third quarter results include charges associated with restructuring and other activities of $(100) million ($(75) million after tax, or $(.20) per diluted common share) and the changes in fair value of contingent consideration of $9 million ($6 million after tax, or $.02 per diluted common share).  The fiscal 2018 third quarter results also include a net credit resulting from the TCJA of $2 million, which did not have an impact to diluted earnings per share, relating to the Transition Tax and the remeasurement of U.S. net deferred tax assets.  Fiscal 2017 third quarter results include charges associated with restructuring and other activities of $(62) million ($(42) million after tax, or $(.11) per diluted common share) and the changes in fair value of contingent consideration of $3 million ($5 million after tax, or $.01 per diluted common share).

(4)             Fiscal 2018 fourth quarter results include charges associated with restructuring and other activities of $(50) million ($(37) million after tax, or $(.10) per diluted common share) and the changes in fair value of contingent consideration of $37 million ($29 million after tax, or $.08 per diluted common share).  The fiscal 2018 fourth quarter results reflect impacts and charges resulting from the TCJA totaling $(58) million, or $(.16) per diluted common share, including the Transition Tax, the remeasurement of U.S. net deferred tax assets and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings.  Fiscal 2017 fourth quarter results include charges associated with restructuring and other activities of $(78) million ($(55) million after tax, or $(.15) per diluted common share), the changes in fair value of contingent consideration of $58 million ($42 million after tax, or $.11 per diluted common share), goodwill and other intangible asset impairments of $(31) million ($(23) million after tax, or $(.06) per diluted common share) and the China deferred tax asset valuation allowance reversal of $75 million, or $.20 per diluted common share.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2018

(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2018	$30	$23	$—	$24	(a)	$29

Year ended June 30, 2017	$24	$18	$—	$12	(a)	$30

Year ended June 30, 2016	$21	$13	$—	$10	(a)	$24

Sales return accrual:

Year ended June 30, 2018	$109	$493	$—	$497	(b)	$105

Year ended June 30, 2017	$96	$463	$—	$450	(b)	$109

Year ended June 30, 2016	$97	$373	$—	$374	(b)	$96

Deferred tax valuation allowance:

Year ended June 30, 2018	$42	$6	$—	$3		$45

Year ended June 30, 2017	$118	$3	$—	$79		$42

Year ended June 30, 2016	$121	$6	$—	$9		$118

Accrued restructuring initiatives:

Year ended June 30, 2018	$151	$127	$—	$96		$182

Year ended June 30, 2017	$77	$122	$—	$48		$151

Year ended June 30, 2016	$—	$122	$—	$45		$77

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

4.5	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.7	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10

Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.11	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.13	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 1.800% Senior Notes due 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description
4.17	Form of Global Note for the 1.800% Senior Notes due 2020 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.19	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.21	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a

First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

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

10.3

The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.12a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (SEC File No. 1-14064). †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (SEC File No. 1-14064). †

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

Exhibit Number	Description
10.14c

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

10.15	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.15a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

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

10.17	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.17a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.17b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17c

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on September 25, 2007) (SEC File No. 1-14064).* †

10.17d

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 28, 2008) (SEC File No. 1-14064).* †

10.17e

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.17f

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.17g

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.17h

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17i

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17j

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17k

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17l

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.17m

Form of Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17n

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17o

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.17p

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.17q

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17r

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17s

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16v to our Annual Report on
Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17t

Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).* †

10.17u

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.17v

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17w

Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17x

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17y

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16cc to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

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