Form 10-Q
period 2018-09-30
ESTEE LAUDER COMPANIES INC
filed 2018-10-31
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 24, 2018, 219,899,308 shares of the registrant’s Class A Common Stock, $.01 par value, and 142,953,234 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2018	2017

Net Sales	$3,524	$3,274
Cost of Sales	823	711

Gross Profit	2,701	2,563

Operating Expenses
Selling, general and administrative	2,008	1,960
Restructuring and other charges	41	34
Total operating expenses	2,049	1,994

Operating Income	652	569

Interest expense	34	31
Interest income and investment income, net	15	12
Other components of net periodic benefit cost	—	1
Earnings before Income Taxes	633	549

Provision for income taxes	131	119
Net Earnings	502	430

Net earnings attributable to noncontrolling interests	(2)	(3)
Net Earnings Attributable to The Estée Lauder Companies Inc.	$500	$427

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.36	$1.16
Diluted	$1.34	$1.14

Weighted-average common shares outstanding
Basic	366.8	368.4
Diluted	374.4	375.4

Cash dividends declared per common share	$.38	$.34

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30
(In millions)	2018	2017

Net Earnings	$502	$430

Other comprehensive income (loss):
Net unrealized investment gain (loss)	2	(1)
Net derivative instrument loss	—	(9)
Amounts included in net periodic benefit cost	3	5
Translation adjustments	23	54
Benefit (provision) for deferred income taxes on components of other comprehensive income	(3)	1
Total other comprehensive income	25	50
Comprehensive income	527	480

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(3)
Translation adjustments	—	(1)
	(2)	(4)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$525	$476

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
(In millions, except share data)	2018	2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,443	$2,181
Short-term investments	550	534
Accounts receivable, net	2,214	1,487
Inventory and promotional merchandise, net	1,681	1,618
Prepaid expenses and other current assets	361	348
Total current assets	6,249	6,168

Property, Plant and Equipment, net	1,838	1,823

Other Assets
Long-term investments	661	843
Goodwill	1,929	1,926
Other intangible assets, net	1,264	1,276
Other assets	602	531
Total other assets	4,456	4,576
Total assets	$12,543	$12,567

LIABILITIES AND EQUITY
Current Liabilities
Current debt	$183	$183
Accounts payable	913	1,182
Other accrued liabilities	2,467	1,945
Total current liabilities	3,563	3,310

Noncurrent Liabilities
Long-term debt	3,361	3,361
Other noncurrent liabilities	1,189	1,186
Total noncurrent liabilities	4,550	4,547

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2018 and June 30, 2018; shares issued: 436,602,595 at September 30, 2018 and 435,413,976 at June 30, 2018; Class B shares authorized: 304,000,000 at September 30, 2018 and June 30, 2018; shares issued and outstanding: 142,953,234 at September 30, 2018 and 143,051,679 at June 30, 2018	6	6
Paid-in capital	4,065	3,972
Retained earnings	9,170	9,040
Accumulated other comprehensive loss	(409)	(434)
	12,832	12,584
Less: Treasury stock, at cost; 215,110,711 Class A shares at September 30, 2018 and 211,320,208 Class A shares at June 30, 2018	(8,426)	(7,896)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,406	4,688
Noncontrolling interests	24	22
Total equity	4,430	4,710
Total liabilities and equity	$12,543	$12,567

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30
(In millions)	2018	2017

Cash Flows from Operating Activities
Net earnings	$502	$430
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	132	127
Deferred income taxes	(9)	(3)
Non-cash stock-based compensation	58	57
Net loss on disposal of property, plant and equipment	3	3
Pension and post-retirement benefit expense	18	18
Pension and post-retirement benefit contributions	(6)	(8)
Changes in fair value of contingent consideration	(11)	1
Other non-cash items	(4)	(3)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(546)	(390)
Increase in inventory and promotional merchandise, net	(36)	(16)
Decrease (increase) in other assets, net	(18)	2
Decrease in accounts payable	(262)	(166)
Increase in other accrued and noncurrent liabilities	60	30
Net cash flows provided by (used for) operating activities	(119)	82

Cash Flows from Investing Activities
Capital expenditures	(128)	(116)
Proceeds from the disposition of investments	173	311
Purchases of investments	(14)	(148)
Net cash flows provided by investing activities	31	47

Cash Flows from Financing Activities
Proceeds (repayments) of current debt, net	(3)	362
Net proceeds from stock-based compensation transactions	33	48
Payments to acquire treasury stock	(530)	(111)
Dividends paid to stockholders	(141)	(126)
Payments to noncontrolling interest holders for dividends	(1)	—
Net cash flows provided by (used for) financing activities	(642)	173

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8)	6
Net Increase (Decrease) in Cash and Cash Equivalents	(738)	308
Cash and Cash Equivalents at Beginning of Period	2,181	1,136
Cash and Cash Equivalents at End of Period	$1,443	$1,444

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Descriptions of the Company’s significant accounting policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains, net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $21 million and $54 million, net of tax, during the three months ended September 30, 2018 and 2017, respectively.  For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $14 million and $18 million during the three months ended September 30, 2018 and 2017, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	September 30	June 30
(In millions)	2018	2018
Raw materials	$423	$432
Work in process	197	222
Finished goods	857	798
Promotional merchandise	204	166
	$1,681	$1,618

Property, Plant and Equipment

	September 30	June 30
(In millions)	2018	2018
Assets (Useful Life)
Land	$30	$30
Buildings and improvements (10 to 40 years)	248	237
Machinery and equipment (3 to 10 years)	739	719
Computer hardware and software (4 to 10 years)	1,218	1,193
Furniture and fixtures (5 to 10 years)	114	104
Leasehold improvements	2,179	2,152
	4,528	4,435
Less accumulated depreciation and amortization	(2,690)	(2,612)
	$1,838	$1,823

The cost of assets related to projects in progress of $311 million and $300 million as of September 30, 2018 and June 30, 2018, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $116 million and $112 million during the three months ended September 30, 2018 and 2017, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of Sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  The TCJA includes broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes.  The impacts under the TCJA in the prior fiscal year primarily consisted of the following:

•                  A reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, which resulted in a fiscal 2018 U.S. blended statutory income tax rate for the Company of 28.1%.

•                  A one-time mandatory deemed repatriation tax on unremitted foreign earnings (the “Transition Tax”), which the Company elected to pay over an eight-year period.

•                  A remeasurement of U.S. net deferred tax assets.

•                  The recognition of foreign withholding taxes in connection with the reversal of the Company’s indefinite reinvestment assertion related to certain foreign earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended June 30, 2018, the Company recorded the following provisional charges related to the TCJA:

•                  $351 million associated with the Transition Tax.

•                  $53 million in connection with the remeasurement of U.S. net deferred tax assets resulting from the statutory tax rate reduction.

•                  $46 million related to foreign withholding taxes associated with the reversal of its indefinite reinvestment assertion related to certain foreign earnings.

During the three months ended September 30, 2018, the Company recorded a provisional credit of $10 million to adjust its fiscal 2018 provisional charge associated with the Transition Tax, reflecting certain technical interpretations related to the Transition Tax computation.  Such charges remain provisional pending the finalization of earnings estimates of the Company’s foreign subsidiaries.  Further, certain technical aspects of the Transition Tax remain subject to varying degrees of uncertainty, and the Company has therefore made interpretations of the enacted legislation in its provisional income tax computations based upon the best available guidance while it awaits expected further technical guidance and clarification from the U.S. government.  As of September 30, 2018, the provisional charges related to the Transition Tax are primarily included in Other noncurrent liabilities in the accompanying consolidated balance sheet.

In addition, the Company recorded a charge of $9 million for the three months ended September 30, 2018 related to foreign withholding taxes recorded in fiscal 2018 in connection with the reversal of its indefinite reinvestment assertion related to certain foreign earnings.  This charge reflects the Company’s interpretation of recently issued guidance from the U.S. government, and the accounting for this item is considered complete as of September 30, 2018.  The final charge related to foreign withholding taxes associated with the Company’s reversal of its indefinite reinvestment assertion for certain foreign earnings as a result of the TCJA is $55 million.

Provisions under the TCJA that became effective for the Company in the current fiscal year include a further reduction in the U.S. statutory rate to 21%, a new minimum tax on global intangible low-taxed income (“GILTI”), a base erosion anti-abuse tax, a foreign derived intangible income deduction and changes to IRC Section 162(m) related to the deductibility of executive compensation.

The Company is continuing to analyze the impact of the TCJA.  Adjustments to remaining provisional charges will be recorded as discrete items in the provision for income taxes in the fiscal 2019 second quarter.  Such adjustments may result from, among other things, future guidance, interpretations and regulatory changes from the Internal Revenue Service, the Securities and Exchange Commission, the Financial Accounting Standards Board (the “FASB”) and/or various state and local tax jurisdictions.

For more information about the TCJA and the related impact on the Company, see Note 8 — Income Taxes in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

The effective rate for income taxes was 20.7% and 21.7% for the three months ended September 30, 2018 and 2017, respectively.  The decrease in the effective tax rate of 100 basis points was primarily attributable to the impact of the lower U.S. statutory tax rate as a result of the TCJA, as well as a lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings partially offset by the impact of GILTI.  This decrease in the effective tax rate was partially offset by a lower benefit related to share-based compensation awards and the net impact of income tax reserve adjustments.

As of September 30, 2018 and June 30, 2018, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $65 million and $60 million, respectively.  The total amount of unrecognized tax benefits at September 30, 2018 that, if recognized, would affect the effective tax rate was $45 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2018 in the accompanying consolidated statement of earnings was $2 million.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2018 and June 30, 2018 was $11 million and $9 million, respectively.  On the basis of the information available as of September 30, 2018, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2018	2018
Advertising, merchandising and sampling	$375	$348
Employee compensation	379	579
Deferred revenue	371	33
Sales return accrual	201	—
Payroll and other taxes	214	190
Accrued income taxes	195	90
Other	732	705
	$2,467	$1,945

Recently Adopted Accounting Standards

Hedge Accounting

In August 2017, the FASB issued authoritative guidance to simplify hedge accounting.  The guidance includes provisions that:

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

Impact on consolidated financial statements — The Company has early adopted this guidance effective as of its fiscal 2019 first quarter and no cumulative adjustment to retained earnings was required.  Upon adoption, all derivative gains and losses will be recognized in the same income statement line as the hedged items which, for all foreign currency cash flow hedges, is in Net Sales.  There is no change to the interest expense classification of gains and losses from interest rate swap fair value hedges.  The amended presentation and disclosure requirements are being applied prospectively.  See Note 5 — Derivative Financial Instruments for further information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension-related Costs

In March 2017, the FASB issued authoritative guidance that amends how companies present net periodic benefit cost in the income statement and balance sheet relating to defined benefit pension and/or other postretirement benefit plans.  Within the income statement, the new guidance requires companies to report the service cost component within operating expenses and report the other components of net periodic benefit cost below operating income.  In addition, within the balance sheet, the guidance changes the components of the pension cost eligible for capitalization to the service cost component only (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

Effective for the Company — Fiscal 2019 first quarter.  The guidance must be applied:

•                  retrospectively as it pertains to the income statement classification of the components of net periodic benefit cost; and

•                  prospectively as it pertains to future capitalization of service costs.

Impact on consolidated financial statements — The Company adopted this guidance when it became effective, and although certain components of pension expense are being reclassified out of operating income, this did not have a material impact on reported operating income.  The Company elected the practical expedient which permits the use of amounts previously disclosed in its pension and post-retirement plan footnote as the basis for estimating the amounts necessary to retrospectively restate the prior-year period consolidated statement of earnings.

Revenue from Contracts with Customers

In May 2014, the FASB issued authoritative guidance, Accounting Standards Codification Topic 606 — Revenue from Contracts with Customers (“ASC 606”), that defines how companies should report revenues from contracts with customers.  The standard requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  It provides companies with a single comprehensive five-step principles-based model to use in accounting for revenue and supersedes prior revenue recognition requirements, including most industry-specific and transaction-specific revenue guidance.

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

Effective for the Company — Fiscal 2019 first quarter.  An entity is permitted to apply the foregoing guidance retrospectively to all prior periods presented, with certain practical expedients, or apply the requirements in the year of adoption, through a cumulative adjustment.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on consolidated financial statements — On July 1, 2018, the Company adopted ASC 606, see Note 7 — Revenue Recognition for further discussion.

Recently Issued Accounting Standards

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

Impact on consolidated financial statements — The Company will continue to assess the impact of adopting this guidance on future interim and annual impairment tests through the effective date.

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

Leases

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use asset will be based on the lease liability adjusted for certain costs such as direct costs.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense, and finance leases resulting in a front-loaded expense similar to the current accounting for capital leases.

In July 2018, the FASB amended this guidance to clarify certain narrow aspects of the new lease accounting standard that may have been incorrectly or inconsistently applied, and does not add new guidance.  Also in July 2018, the FASB issued authoritative guidance that allows companies to elect to adopt the new standard using a modified retrospective transition approach with a cumulative-effect adjustment to retained earnings in the period of adoption.  Companies that elect the new adoption method will not be required to restate the prior comparative periods in the financial statements.

Effective for the Company — Fiscal 2020 first quarter, with early adoption permitted using either of the modified retrospective transition approaches described in the standard, with certain practical expedients.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on consolidated financial statements — The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance, which includes assessing the Company’s lease portfolio, potential implementation of new systems to meet reporting requirements, the impact to business processes and internal controls over financial reporting and the related disclosure requirements.  While the Company has not completed its evaluation, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets.  As disclosed in Note 14 — Commitments and Contingencies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, the Company had $3,320 million in future minimum lease commitments as of June 30, 2018.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability, adjusted for initial direct costs.  The Company plans to adopt the new standard when it becomes effective in the fiscal 2020 first quarter using the modified retrospective transition approach for leases that exist in the period of adoption and will not restate the prior comparative periods.

Goodwill and Other — Internal-Use Software

In August 2018, the FASB issued authoritative guidance that permits companies to capitalize the costs incurred for setting up business systems that operate on cloud technology.  The new guidance aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance does not affect the accounting for the service element of a hosting arrangement that is a service contract.  Capitalized costs associated with a hosting arrangement that is a service contract must be amortized over the term of the hosting arrangement to the same line item in the income statement as the expense for fees for the hosting arrangement.

Effective for the Company — Fiscal 2021 first quarter, with early adoption permitted in any interim period.  This guidance can be adopted either:

•                  retrospectively; or

•                  prospectively to all implementation costs incurred after the date of adoption.

Impact on consolidated financial statements — The Company is currently evaluating the impact of applying this guidance to its business systems that operate on cloud technology.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 — INVESTMENTS

Beginning in the first quarter of fiscal 2019, the Company will account for its cost method investments at cost, less impairment, plus/minus subsequent observable price changes, and will be required to perform an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value.  These investments were not material to the Company’s consolidated financial statements as of September 30, 2018.

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of September 30, 2018 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$426	$—	$(4)	$422
Foreign government and agency securities	101	—	(2)	99
Corporate notes and bonds	470	—	(6)	464
Time deposits	50	—	—	50
Other securities	15	—	—	15
Total	$1,062	$—	$(12)	$1,050

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2018 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$427	$—	$(5)	$422
Foreign government and agency securities	114	—	(2)	112
Corporate notes and bonds	479	—	(7)	472
Time deposits	200	—	—	200
Other securities	16	—	—	16
Total	$1,236	$—	$(14)	$1,222

The following table presents the Company’s available-for-sale securities by contractual maturity as of September 30, 2018:

(In millions)	Cost	Fair Value
Due within one year	$554	$550
Due after one through five years	509	500
	$1,063	$1,050

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of September 30, 2018:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$372	$(5)	$599	$(8)

Gross gains and losses on sales of investments included in the consolidated statements of earnings were not material for all periods presented.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $12 million and $130 million for the three months ended September 30, 2018 and 2017, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2018
Goodwill	$185	$1,186	$256	$391	$2,018
Accumulated impairments	(36)	—	(22)	(34)	(92)
	149	1,186	234	357	1,926

Goodwill acquired during the period	—	3	—	—	3
Translation adjustments, goodwill	—	—	—	1	1
Translation adjustments, accumulated impairments	—	—	—	(1)	(1)
	—	3	—	—	3

Balance as of September 30, 2018
Goodwill	185	1,189	256	392	2,022
Accumulated impairments	(36)	—	(22)	(35)	(93)
	$149	$1,189	$234	$357	$1,929

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets consist of the following:

	September 30, 2018			June 30, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$697	$344	$353	$697	$332	$365
License agreements	43	43	—	43	43	—
	$740	$387	353	$740	$375	365
Non-amortizable intangible assets:
Trademarks and other			911			911
Total intangible assets			$1,264			$1,276

The aggregate amortization expense related to amortizable intangible assets was $13 million for each of the three months ended September 30, 2018 and 2017.  The estimated aggregate amortization expense for the remainder of fiscal 2019 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2019	2020	2021	2022	2023
Estimated aggregate amortization expense	$38	$44	$43	$42	$42

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.  The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of approvals from inception through September 30, 2018, the Company estimates that LBF may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes.  In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of 1,800 to 2,000 positions globally.  This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.

Program-to-Date Approvals

Of the $900 million to $950 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through September 30, 2018, some of which were recorded from Program inception through September 30, 2018, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Fiscal 2018	—	24	166	68	258
Three months ended September 30, 2018	—	9	15	22	46
Adjustments through September 30, 2018	(1)	(1)	(43)	(1)	(46)
Cumulative through September 30, 2018	$14	$70	$357	$278	$719

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the above table, cumulative restructuring initiatives approved by the Company through September 30, 2018 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Fiscal 2018	161	—	1	4	166
Three months ended September 30, 2018	15	—	—	—	15
Adjustments through September 30, 2018	(42)	—	(1)	—	(43)
Cumulative through September 30, 2018	$335	$4	$5	$13	$357

During the three months ended September 30, 2018, the Company continued to approve initiatives to enhance its go-to-market support structures and optimize select corporate functions.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services primarily related to the implementation and integration of new processes and technologies, temporary labor backfill and recruitment related to the new capabilities.  The Company also continued to approve implementation costs, temporary labor backfill and consulting fees for an initiative related to supply chain planning activities.  In addition, the Company approved other charges to support the LBF Project Management Office, consisting of internal and external resources, which are intended to further drive project integration, organizational design capabilities and change management throughout the organization.

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

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Fiscal 2018	8	18	127	104	257
Three months ended September 30, 2018	—	6	15	26	47
Cumulative through September 30, 2018	$11	$39	$339	$208	$597

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Fiscal 2018	124	1	1	1	127
Three months ended September 30, 2018	14	—	—	1	15
Cumulative through September 30, 2018	$328	$4	$3	$4	$339

Accrued restructuring charges from Program inception through September 30, 2018 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	180	—	1	—	181

Charges	14	—	—	1	15
Cash payments	(33)	—	(1)	(1)	(35)
Noncash asset write-offs	—	—	—	—	—
Balance at September 30, 2018	$161	$—	$—	$—	$161

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at September 30, 2018 are expected to result in cash expenditures funded from cash provided by operations of approximately $111 million, $40 million, $9 million and $1 million for the remainder of fiscal 2019 and for fiscal 2020, 2021 and 2022, respectively.

NOTE 5 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments.  The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates.  In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances.  The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  The Company does not utilize derivative financial instruments for trading or speculative purposes.  Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For each derivative contract entered into, where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, and how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  At inception, the Company evaluates the effectiveness of hedge relationships quantitatively, and has elected to perform, after initial evaluation, qualitative effectiveness assessments of certain hedge relationships to support an ongoing expectation of high effectiveness, if effectiveness testing is required.  If, based on the qualitative assessment, it is determined that a derivative has ceased to be a highly effective hedge, the Company will perform a quantitative assessment to determine whether or not to discontinue hedge accounting with respect to that derivative prospectively.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30 2018	June 30 2018	Balance Sheet Location	September 30 2018	June 30 2018
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	$28	$30	Other accrued liabilities	$5	$5
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	28	26

Total Derivatives Designated as Hedging Instruments		28	30		33	31

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	3	3	Other accrued liabilities	13	8

Total Derivatives		$31	$33		$46	$39

(1) See Note 6 — Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30		(Loss) Reclassified from AOCI into	Three Months Ended September 30
(In millions)	2018	2017	Earnings	2018	2017(2)
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$3	$(18)	Net Sales	$3	$—
			Cost of Sales	—	(5)
			Selling, general and administrative	—	(4)
Interest rate-related derivatives	—	—	Interest expense	—	—
Total derivatives	$3	$(18)		$3	$(9)

(1) The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.

(2) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was not material.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended September 30
(In millions)	Derivatives	2018	2017
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(2)	$(2)

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges is as follows:

Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Cumulative Amount of Fair
Value Hedging Adjustments
(In millions)	Carrying Amount of the	Included in the Carrying Amount
Line Item in the Consolidated Balance Sheets in	Hedged Assets (Liabilities)	of the Hedged Asset (Liability)
Which the Hedged Item is Included	September 30, 2018	September 30, 2018
Long-term debt	$(921)	$(28)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	September 30, 2018
(In millions)	Net Sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statement of earnings in which the effects of fair value and cash flow hedges are recorded	$3,524	$34

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships — interest rate contracts:
Hedged item	Not applicable	(2)
Derivatives designated as hedging instruments	Not applicable	2

Gain (loss) on cash flow hedge relationships — foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	3	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2018	2017
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$22	$(4)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions, as well as receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of June 2020.  Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment.  At September 30, 2018, the Company had foreign currency forward contracts with a notional amount totaling $3,000 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to net sales when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period net sales.  As of September 30, 2018, the Company’s foreign currency cash flow hedges were highly effective.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2018 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $15 million.  The accumulated net gain on derivative instruments in AOCI was $53 million as of September 30, 2018 and June 30, 2018.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness.  The Company has interest rate swap agreements, with notional amounts totaling $250 million, $450 million and $250 million to effectively convert the fixed rate interest on its 2020 Senior Notes, 2021 Senior Notes and 2022 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin.  These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $31 million at September 30, 2018.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$31	$—	$31
Available-for-sale securities:
U.S. government and agency securities	—	422	—	422
Foreign government and agency securities	—	99	—	99
Corporate notes and bonds	—	464	—	464
Time deposits	—	50	—	50
Other securities	—	15	—	15
Total	$—	$1,081	$—	$1,081

Liabilities:
Foreign currency forward contracts	$—	$18	$—	$18
Interest rate swap contracts	—	28	—	28
Contingent consideration	—	—	85	85
Total	$—	$46	$85	$131

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$33	$—	$33
Available-for-sale securities:
U.S. government and agency securities	—	422	—	422
Foreign government and agency securities	—	112	—	112
Corporate notes and bonds	—	472	—	472
Time deposits	—	200	—	200
Other securities	—	16	—	16
Total	$—	$1,255	$—	$1,255

Liabilities:
Foreign currency forward contracts	$—	$13	$—	$13
Interest rate swap contracts	—	26	—	26
Contingent consideration	—	—	96	96
Total	$—	$39	$96	$135

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments are as follows:

	September 30		June 30
	2018		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,443	$1,443	$2,181	$2,181
Available-for-sale securities	1,050	1,050	1,222	1,222
Current and long-term debt	3,544	3,637	3,544	3,667
Additional purchase price payable	3	3	3	3
Contingent consideration	85	85	96	96

Derivatives
Foreign currency forward contracts — asset (liability), net	13	13	20	20
Interest rate swap contracts — asset (liability), net	(28)	(28)	(26)	(26)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at September 30, 2018:

Risk-adjusted discount rate	2.7% to 3.3%
Revenue volatility	4.9% to 5.0%
Asset volatility	21.9%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	75.0%
Revenue discount rates	4.8% to 5.2%
Earnings before income tax, depreciation and amortization discount rate	13.1%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the three months ended September 30, 2018 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2018	$96
Changes in fair value	(11)
Contingent consideration at September 30, 2018	$85

NOTE 7 — REVENUE RECOGNITION

During the first quarter of fiscal 2019, the Company adopted the new revenue accounting standard, ASC 606, under the modified retrospective method to all contracts as of the date of adoption.  Under this method, the consolidated financial statements for the period beginning July 1, 2018 are presented under the new revenue accounting standard, while the prior-year period reflects the revenue accounting standards in effect during that period.  The following discussion is based on the Company’s accounting policies under the new standard; for a discussion of the Company’s prior accounting for revenue and a reconciliation of the impact of the change in accounting standard on the Company’s consolidated financial statements, see below Changes in Accounting Policy.  The Company also adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes.  For revenue disaggregated by product category and geographic region, see Note 14 — Segment Data and Related Information.

Performance Obligations

The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer.

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty multi-brand retailers, perfumeries and salons/spas.  The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer.  In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location and in the Europe, the Middle East & Africa and Asia/Pacific regions, revenue is generally recognized based upon the customer’s receipt.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also sells direct to consumers at Company-operated freestanding stores and online through Company-owned and operated e-commerce and m-commerce sites, through various sites operated by authorized retailers and through third-party online platforms.  At Company-operated freestanding stores, revenue is recognized when control of the product is transferred at the point of sale.  Revenue from online sales is recognized when control of the product is transferred, generally based upon the consumer’s receipt.

In connection with the sale of product, the Company may provide other promised goods and services that are deemed to be performance obligations.  These are comprised of customer loyalty program obligations, gift with purchase and purchase with purchase promotions, gift cards and other promotional goods including samples and testers.

The Company offers a number of different loyalty programs to its customers across regions, brands and distribution channels including points-based programs, tier-based programs and recycling programs.  Revenue is allocated between the saleable product revenue and the material right loyalty obligations based on relative standalone selling prices when the consumer purchases the products that are earning them the right to the future benefits.  Deferred revenue related to the Company’s loyalty programs is estimated based on the standalone selling price and is adjusted for an estimated breakage factor.  Standalone selling price is determined primarily using the observable market price of the good or service benefit if it is sold by the Company or a cost plus margin approach for goods/services not directly sold by the Company.  Breakage rates consider historical patterns of redemption and/or expiration.  Revenue is recognized when the benefits are redeemed or expire.

The Company provides gift with purchase promotional products to certain customers generally without additional charge and also provides purchase with purchase promotional products to certain customers at a discount in relation to prices charged for saleable product.  Revenue is allocated between saleable product, gift with purchase product and purchase with purchase product based on the estimated relative standalone selling prices.  Revenue is deferred and ultimately recognized based on the timing differences, if any, between when control of promotional goods and control of the related saleable products transfer to the Company’s customer (e.g. a third-party retailer), which is calculated based on the weighted-average number of days between promotional periods.  The estimated standalone selling price allocated to promotional goods is based on a cost plus margin approach.

In situations where promotional products are provided by the Company to its customers at the same time as the related saleable product, such as shipments of samples and testers, the cost of these promotional products are recognized as a cost of sales at the same time as the related revenue is recognized and no deferral of revenue is required.

The Company also offers gift cards through Company-operated freestanding stores and Company-owned websites.  The related deferred revenue is estimated based on expected breakage that considers historical patterns of redemption taking into consideration escheatment laws as applicable.

Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration.  Such elements of variable consideration include, but are not limited to, product returns and sales incentives, such as volume rebates and discounts, markdowns, margin adjustments and early-payment discounts.  We also enter into arrangements containing other forms of variable consideration, including certain demonstration arrangements, for which the Company does not receive a distinct good or service or for which the Company cannot reasonably estimate the fair value of the good or service.  For these types of arrangements, the adjustments to revenue are recorded at the later of when (i) the Company recognizes revenue for the transfer of the related goods or services to the customer, or (ii) the Company pays, or promises to pay, the consideration.

For the sale of goods with a right of return, the Company only recognizes revenue for the consideration it expects to be entitled to (considering the products to be returned) and records a sales return accrual within Other accrued liabilities for the amount it expects to credit back its customers.  In addition, the Company recognizes an asset included in Inventory and promotional merchandise, net and a corresponding adjustment to Cost of Sales for the right to recover goods from customers associated with the estimated returns.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sales return accrual and corresponding asset include estimates that directly impact reported net sales.  These estimates are calculated based on a history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels.  Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations.  In addition, as necessary, sales return accruals and the related assets may be established for significant future known or anticipated events.  The types of known or anticipated events that are considered, and will continue to be considered, include, but are not limited to, the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment and the Company’s decision to continue to support new and existing products.

The Company estimates sales incentives and other variable consideration using the most likely amount method and records reserves within Other accrued liabilities when control of the related product is transferred to the customer.  Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates.  These estimates are supported by historical results as well as specific facts and circumstances related to the current period.

The Company also enters into transactions and makes payments to certain of its customers related to demonstration, advertising and counter construction, some of which involve cooperative relationships with customers.  These activities may be arranged either with unrelated third parties or in conjunction with the customer.  To the extent the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the counter depreciation and the other costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $36 million and $29 million as of September 30, 2018 and June 30, 2018, respectively.  The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Payment terms are short-term in nature and are generally less than one year.  As a result of the adoption of ASC 606, amounts relating to the Company’s sales return accrual are recorded within Other accrued liabilities and the corresponding return asset is recorded in Inventory and promotional merchandise, net, and are no longer included as a reduction to Accounts receivable, net.  The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good/service is transferred and payment is received within one year.

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

(In millions)	September 30, 2018
Balance at July 1, 2018	$380
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(184)
Revenue deferred during the period	225
Balance at September 30, 2018	$421

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2018, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $371 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Accounting Policies

As a result of the adoption of ASC 606, the Company has changed its accounting policy for revenue recognition as follows:

•                  For products sold that qualify for customer loyalty program awards, the Company defers a portion of revenue related to the product sales.  Previously, the Company recognized revenue in full for product sales and accrued for the expected amounts of loyalty awards to be provided under the incremental cost approach.

•                  A portion of revenue is deferred for shipments of saleable products with separate performance obligations to provide gift with purchase and purchase with purchase promotional products, and is recognized as control is transferred to a customer.  Previously, the Company recognized revenue for saleable products and purchase with purchase products based upon invoice prices charged to customers and included the cost of gift with purchase products and/or purchase with purchase products in Cost of Sales when risks and rewards of ownership transferred to the Company’s customer (i.e. a third-party retailer).

•                  The cost of certain promotional products, including samples and testers, are classified within Cost of Sales.  Such costs were previously accounted for as a component of Selling, general and administrative expenses.

•                  In conjunction with the adoption of ASC 606, the Company reassessed its contracts under the variable consideration guidance, including the payments to customer guidance, and as a result certain reclassifications were made related to timing and classification of certain net demonstration payments to and from customers.

•                  For product returns, the Company established a sales return accrual and a corresponding asset for the right to recover goods in Other accrued liabilities and Inventory and promotional merchandise, net, respectively, while previously the net liability for product returns was recorded as a reduction of Accounts receivable, net.

As a result of the accounting policy changes noted above, the Company recorded a cumulative adjustment of $229 million, net of tax, as a reduction to its fiscal 2019 opening balance of retained earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the impacts of the adoption of ASC 606 on the Company’s consolidated financial statements as of and for the three months ended September 30, 2018:

Consolidated statement of earnings

	Three Months Ended September 30, 2018
			Prior to the
			adoption of
(In millions, except per share data)	As Reported	Adjustments	ASC 606
Net Sales	$3,524	$67	$3,591
Cost of Sales	823	(66)	757
Gross Profit	2,701	133	2,834
Selling, general and administrative	2,008	102	2,110
Operating Income	652	31	683
Provision for income taxes	131	6	137
Net Earnings Attributable to The Estée Lauder Companies Inc.	500	25	525
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.36	$.07	$1.43
Diluted	$1.34	$.06	$1.40

Consolidated balance sheet

	September 30, 2018
			Prior to the
			adoption of
(In millions)	As Reported	Adjustments	ASC 606
Accounts receivable, net	$2,214	$(204)	$2,010
Inventory and promotional merchandise, net	1,681	(25)	1,656
Other assets	602	(75)	527
Total assets	12,543	(304)	12,239

Other accrued liabilities	2,467	(507)	1,960
Other noncurrent liabilities	1,189	(50)	1,139
Total liabilities	8,113	(557)	7,556
Retained earnings	9,170	254	9,424
Accumulated other comprehensive loss	(409)	(1)	(410)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,406	253	4,659

Consolidated statement of cash flows

	Three Months Ended September 30, 2018
			Prior to the
			adoption of
(In millions)	As Reported	Adjustments	ASC 606
Net earnings	$502	$25	$527

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	(546)	6	(540)
Increase in inventory and promotional merchandise, net	(36)	(2)	(38)
Increase (decrease) in other accrued and noncurrent liabilities	60	(29)	31
Net cash flows used for operating activities	(119)	—	(119)

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

The components of net periodic benefit cost for the three months ended September 30, 2018 and 2017 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2018	2017	2018	2017	2018	2017
Service cost	$9	$9	$8	$7	$1	$1
Interest cost	9	8	3	3	2	2
Expected return on plan assets	(13)	(13)	(3)	(3)	(1)	(1)
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	3	4	—	1	—	—
Net periodic benefit cost	$8	$8	$8	$8	$2	$2

During the three months ended September 30, 2018, the Company made contributions to its international pension plans totaling approximately $3 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2018	2018
Other assets	$178	$181
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(383)	(375)
Funded status	(232)	(221)
Accumulated other comprehensive loss	231	234
Net amount recognized	$(1)	$13

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

Contingencies

During the fiscal 2018 third quarter, the Company learned that some of its testing related to certain product advertising claims did not meet the Company’s standards, necessitating further validation.  This review is ongoing, resulting in modifications to certain advertising claims.  This is not a product safety issue and does not relate to the quality of the ingredients or the manufacturing of the Company’s products.  Based on the Company’s review to date, it does not believe that this matter will be material to the Company, and no accrual has been recorded.

NOTE 10 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended September 30
(In millions)	2018	2017
Compensation expense	$58	$57
Income tax benefit	12	19

Stock Options

During the three months ended September 30, 2018, the Company granted stock options in respect of approximately 1.6 million shares of Class A Common Stock with an exercise price per share of $138.15 and a weighted-average grant date fair value per share of $38.56.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2018 was $62 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 1.1 million shares of Class A Common Stock during the three months ended September 30, 2018 with a weighted-average grant date fair value per share of $138.15 that, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2020, 0.4 million in fiscal 2021 and 0.3 million in fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the three months ended September 30, 2018, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $138.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2021, all subject to continued employment or the retirement of the grantees.  For PSUs granted, no settlement will occur for results below the applicable minimum threshold.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2018, approximately 0.4 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2018.

NOTE 11 — NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2018	2017
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$500	$427

Denominator:
Weighted-average common shares outstanding — Basic	366.8	368.4
Effect of dilutive stock options	5.0	4.5
Effect of PSUs	0.4	0.2
Effect of RSUs	2.2	2.3
Weighted-average common shares outstanding — Diluted	374.4	375.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.36	$1.16
Diluted	$1.34	$1.14

As of September 30, 2018 and 2017, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.6 million shares and 2.1 million shares, respectively.  As of September 30, 2018 and 2017, 1.1 million shares and 1.2 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 — Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — EQUITY

	Total Stockholders’ Equity — The Estée Lauder Companies Inc.						Non-
(In millions)	Common Stock	Paid-in Capital	Retained Earnings	AOCI	Treasury Stock	Total	controlling Interests	Total Equity
Balance at June 30, 2018	$6	$3,972	$9,040	$(434)	$(7,896)	$4,688	$22	$4,710
Net earnings	—	—	500	—	—	500	2	502
Common stock dividends	—	1	(141)	—	—	(140)	—	(140)
Cumulative effect of the adoption of ASC 606	—	—	(229)	—	—	(229)	—	(229)
Other comprehensive income	—	—	—	25	—	25	—	25
Acquisition of treasury stock	—	—	—	—	(502)	(502)	—	(502)
Stock-based compensation	—	92	—	—	(28)	64	—	64
Balance at September 30, 2018	$6	$4,065	$9,170	$(409)	$(8,426)	$4,406	$24	$4,430

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2018:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2018	August 31, 2018	September 17, 2018	$.38

On October 30, 2018, a dividend was declared in the amount of $.43 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on December 17, 2018 to stockholders of record at the close of business on November 30, 2018.

Common Stock

During the three months ended September 30, 2018, the Company purchased approximately 3.8 million shares of its Class A Common Stock for $530 million.

During the three months ended September 30, 2018, the number of shares of the Company’s Class B Common Stock that were converted into the same amount of shares of the Company’s Class A Common Stock was not material.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2018:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2018	$(14)	$39	$(175)	$(284)	$(434)
OCI before reclassifications	2	2	—	21	25
Amounts reclassified to Net earnings	—	(2)	2	—	—
Net current-period OCI	2	—	2	21	25
Balance at September 30, 2018	$(12)	$39	$(173)	$(263)	$(409)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2018 and 2017:

	Amount Reclassified from AOCI
	Three Months Ended September 30		Affected Line Item in Consolidated
(In millions)	2018	2017	Statements of Earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$3	$—	Net Sales
Foreign currency forward contracts	—	(5)	Cost of Sales
Foreign currency forward contracts	—	(4)	Selling, general and administrative
	3	(9)	Earnings before Income Taxes
Benefit (provision) for deferred taxes	(1)	3	Provision for income taxes
	$2	$(6)	Net Earnings
Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial loss	(3)	(5)	(1)
	(3)	(5)	Earnings before Income Taxes
Benefit (provision) for deferred taxes	1	2	Provision for income taxes
	$(2)	$(3)	Net Earnings
Total reclassification adjustments, net	$—	$(9)	Net Earnings

(1) See Note 8 — Pension and Post-Retirement Benefit Plans for additional information.

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2018 and 2017 is as follows:

(In millions)	2018	2017
Cash:
Cash paid during the period for interest	$33	$34
Cash paid during the period for income taxes	$60	$56

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$6	$4
Property, plant and equipment accrued but unpaid	$43	$34

NOTE 14 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, and charges associated with restructuring and other activities.  Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.  There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2018.

	Three Months Ended September 30
(In millions)	2018	2017
PRODUCT CATEGORY DATA
Net Sales:
Skin Care	$1,486	$1,275
Makeup	1,406	1,372
Fragrance	472	476
Hair Care	143	136
Other	17	15
Net Sales	$3,524	$3,274

Operating Income (Loss) before charges associated with restructuring and other activities:
Skin Care	$466	$327
Makeup	161	176
Fragrance	55	87
Hair Care	14	15
Other	3	2
	699	607
Reconciliation:
Charges associated with restructuring and other activities	(47)	(38)
Interest expense	(34)	(31)
Interest income and investment income, net	15	12
Other components of net periodic benefit cost	—	(1)
Earnings before income taxes	$633	$549

GEOGRAPHIC DATA(1)
Net Sales:
The Americas	$1,236	$1,329
Europe, the Middle East & Africa	1,433	1,258
Asia/Pacific	855	687
Net Sales	$3,524	$3,274

Operating Income (Loss):
The Americas	$33	$100
Europe, the Middle East & Africa	458	347
Asia/Pacific	208	160
	699	607
Charges associated with restructuring and other activities	(47)	(38)
Operating Income	$652	$569

(1)The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SUBSEQUENT EVENTS

In October 2018, the Company replaced its undrawn $1.5 billion senior unsecured revolving credit facility that was set to expire on October 3, 2021 (the “Prior Facility”) with a new $1.5 billion senior unsecured revolving credit facility that expires on October 26, 2023 (the “New Facility”) unless extended for up to two additional years in accordance with the terms set forth in the agreement.  At September 30, 2018, no borrowings were outstanding under the Prior Facility.  The New Facility may be used for general corporate purposes.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The costs incurred to establish the New Facility were not material.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

On October 31, 2018, the Company’s Board of Directors authorized the repurchase of up to another 40.0 million shares of the Company’s Class A Common Stock, in addition to approximately 3.7 million shares of Class A Common Stock remaining, as of October 24, 2018, from a prior repurchase authorization.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three months ended September 30, 2018 and 2017, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2018	2017
NET SALES
By Product Category:
Skin Care	$1,486	$1,275
Makeup	1,406	1,372
Fragrance	472	476
Hair Care	143	136
Other	17	15
Net Sales	$3,524	$3,274

By Region:
The Americas	$1,236	$1,329
Europe, the Middle East & Africa	1,433	1,258
Asia/Pacific	855	687
Net Sales	$3,524	$3,274

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$466	$327
Makeup	161	176
Fragrance	55	87
Hair Care	14	15
Other	3	2
	699	607
Charges associated with restructuring and other activities	(47)	(38)
Operating Income	$652	$569

By Region:
The Americas	$33	$100
Europe, the Middle East & Africa	458	347
Asia/Pacific	208	160
	699	607
Charges associated with restructuring and other activities	(47)	(38)
Operating Income	$652	$569

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2018	2017
Net Sales	100.0%	100.0%
Cost of Sales	23.4	21.7
Gross Profit	76.6	78.3

Operating Expenses
Selling, general and administrative	56.9	59.9
Restructuring and other charges	1.2	1.0
Total operating expenses	58.1	60.9

Operating Income	18.5	17.4
Interest expense	1.0	1.0
Interest income and investment income, net	0.4	0.4
Other components of net periodic benefit cost	—	—

Earnings before Income Taxes	17.9	16.8
Provision for income taxes	3.7	3.7

Net Earnings	14.2	13.1
Net earnings attributable to noncontrolling interests	—	(0.1)

Net Earnings Attributable to The Estée Lauder Companies Inc.	14.2%	13.0%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current year results using prior year weighted-average foreign currency exchange rates.  Beginning in fiscal 2019, the Company adopted a new accounting standard related to hedging that resulted in gains/losses on our foreign currency cash flow hedging activities to now be reflected in Net Sales, where in prior periods they were reflected in Cost of Sales and Selling, general and administrative expenses, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments.  To better assess our performance in a constant currency environment, beginning in fiscal 2019 we are excluding the impact of these hedging activities in our constant currency calculations.

THE ESTÉE LAUDER COMPANIES INC.

Overview

We believe that the best way to increase stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences.  Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable.  We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.  Elements of our strategy are described in the Overview on pages 23-25 of our Annual Report on Form 10-K for the year ended June 30, 2018, as well as below.

During the first quarter of fiscal 2019, our global net sales momentum continued, fueled by our multiple engines of growth.  Net sales grew 8% as compared with the prior-year period, led by our skin care and makeup product categories.  We continued to benefit from growth in global prestige skin care.  Estée Lauder and La Mer continued their strong growth in skin care and makeup, while overall net sales from Origins and Tom Ford grew double digits and M•A•C grew high single digits.  Internationally, net sales grew in most of our markets, led by China and Hong Kong, while our travel retail business continued to generate strong net sales increases.  The net sales growth for the period also reflected higher net sales from our other emerging markets, as well as Japan.  We believe that our success has been due, in part, to our focus on strengthening consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

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

THE ESTÉE LAUDER COMPANIES INC.

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward,” or the “Program”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of approvals from inception through September 30, 2018, we estimate that Leading Beauty Forward may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $350 million and $450 million, before taxes.  These savings can be used to improve margin, mitigate risk and invest in future growth initiatives.  For additional information about restructuring and other charges, see Notes to Consolidated Financial Statements, Note 4 — Charges Associated with Restructuring and Other Activities.

NET SALES

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$3,524	$3,274
$ Change from prior-year period	250
% Change from prior-year period	8%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	9%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased in each major product category and geographic region, except fragrance and The Americas, respectively.  Skin care net sales primarily benefited from higher net sales of La Mer and Estée Lauder products.  Our makeup category benefited from net sales increases from M•A•C, Estée Lauder and Tom Ford.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, and the continued success of certain hero franchises.  The international net sales increases were led by China and Hong Kong, which primarily drove continued growth in our travel retail and online (primarily third-party online platforms) channels.

The total net sales increase was impacted by approximately $53 million of unfavorable foreign currency translation.

During the first quarter of fiscal 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606 — Revenue from Contracts with Customers (“ASC 606”).  The adoption of ASC 606 resulted in the deferral of a portion of product sales primarily related to future obligations (i) to provide gift with purchase and purchase with purchase promotional products and (ii) to satisfy customer loyalty program reward obligations, as well as the timing and classification of certain net demonstration payments to and from customers.  The collective impact of the adoption of ASC 606 reduced reported net sales for the three months ended September 30, 2018 by $67 million.  For further information, see Notes to Consolidated Financial Statements, Note 7 — Revenue Recognition.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

The change in net sales in each product category for the three months ended September 30, 2018 included the impact of the adoption of ASC 606, which resulted in a reduction to net sales, as follows: skin care, $40 million; makeup, $17 million; fragrance, $9 million; and hair care, $1 million.

Skin Care

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$1,486	$1,275
$ Change from prior-year period	211
% Change from prior-year period	17%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	18%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, reflecting higher net sales from La Mer and Estée Lauder of approximately $208 million, combined, which contributed to the strong growth in our travel retail business.  The increase in net sales from La Mer reflected growth from most markets, led by China, the United States and Hong Kong, and benefited from existing and new product launches, such as The Treatment Lotion Hydrating Mask, and targeted expanded consumer reach.  Net sales increased from Estée Lauder, primarily reflecting higher net sales in China and Hong Kong as a result of the strong retail environment due, in part, to the increase in tourism.  Also contributing to the increase in Estée Lauder net sales was the success of existing product franchises, such as Advanced Night Repair and Perfectionist, and new product launches, such as Advanced Night Repair Eye Supercharged Complex.

The skin care net sales increase was impacted by approximately $17 million of unfavorable foreign currency translation.

Makeup

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$1,406	$1,372
$ Change from prior-year period	34
% Change from prior-year period	2%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	5%

 (1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup net sales increased, reflecting higher net sales from M•A•C, Estée Lauder and Tom Ford of approximately $87 million, combined.  Net sales increased from M•A•C, reflecting double-digit growth in Asia/Pacific and Europe, the Middle East & Africa, led by China, Hong Kong, Japan and the Middle East, which resulted in higher net sales in our travel retail business, online third-party platforms and specialty-multi channels.  These increases were a result of targeted expanded consumer reach, the brand’s success on Tmall, increased tourism in Asia/Pacific and strength in lip and foundation products.  The increase in the Middle East reflected a favorable comparison to the prior year due to the rebalancing of inventory.  Partially offsetting these increases were lower net sales from the United Kingdom, due to continued competitive pressures and adverse macroeconomic conditions affecting prestige beauty.  The higher net sales from Estée Lauder primarily reflected continued strength of our Double Wear franchise line of products, which drove higher net sales in China, as well as in our travel retail business.  The net sales increase from Tom Ford was driven by higher net sales of lipstick and eyeshadow products in Asia/Pacific, in particular China and our travel retail business.

Partially offsetting these increases were approximately $47 million of lower net sales of Clinique and Smashbox products, combined.  The decline in net sales from Clinique reflected the negative impact of the liquidation and closure of a certain North American retailer, as well as adverse macroeconomic conditions affecting prestige makeup in the United Kingdom.  The lower net sales from Smashbox reflected a slower retail environment for makeup products in the United States due to continued competitive pressures, particularly in the specialty-multi and department store channels.

The makeup net sales increase was impacted by approximately $29 million of unfavorable foreign currency translation.

Fragrance

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$472	$476
$ Change from prior-year period	(4)
% Change from prior-year period	(1)%

Non-GAAP Financial Measure(1):	—
% Change from prior-year period in constant currency

 (1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales reflected increases from Tom Ford of approximately $8 million, which was more than offset by lower net sales of certain designer fragrances of approximately $13 million.  Net sales increased from Tom Ford across all geographic regions, primarily reflecting higher net sales from the Private Blend franchises.  Net sales declined from certain designer fragrances primarily due to an unfavorable comparison to the prior-year launch of Michael Kors Sexy Ruby in North America, as well as competitive pressures and adverse macroeconomic conditions affecting prestige beauty in the United Kingdom.

The fragrance net sales decrease included approximately $6 million of unfavorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$143	$136
$ Change from prior-year period	7
% Change from prior-year period	5%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	6%

 (1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased, primarily reflecting higher net sales from Aveda driven by continued growth from the Invati Advanced line of products, as well as the launch of Cherry Almond Softening Shampoo and Conditioner.

Geographic Regions

The change in net sales in each geographic region for the three months ended September 30, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows: The Americas, $(60) million; Europe, the Middle East & Africa, $8 million; and Asia/Pacific, $(15) million.

The Americas

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$1,236	$1,329
$ Change from prior-year period	(93)
% Change from prior-year period	(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%

 (1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased due to lower net sales in the United States of approximately $77 million, due to the impact of the adoption of ASC 606 and the negative impact from the liquidation and closure of a certain North American retailer.  Also contributing to the decline were lower net sales in Latin America and Canada of approximately $17 million, combined, due, in part, to lower net sales from M•A•C.

Partially offsetting these decreases were increased net sales from La Mer, reflecting higher skin care net sales from existing products and new product launches, such as The Treatment Lotion Hydrating Mask, and targeted expanded consumer reach.

The net sales decrease in The Americas included approximately $8 million of unfavorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$1,433	$1,258
$ Change from prior-year period	175
% Change from prior-year period	14%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	16%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher net sales from our travel retail business and, to a lesser extent, in the Middle East of approximately $201 million, combined.  Net sales increased in our travel retail business, reflecting strong growth across most brands, led by Estée Lauder, La Mer, M•A•C and Tom Ford, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as targeted expanded consumer reach and new product offerings, such as Estée Lauder’s Advanced Night Repair Eye Supercharged Complex.  The higher net sales in the Middle East were primarily driven by M•A•C, reflecting a favorable comparison to the prior year due to the rebalancing of inventory.

These increases were partially offset by lower net sales in the United Kingdom of approximately $13 million, primarily driven by Estée Lauder, Clinique and M•A•C due to competitive pressures in the makeup category, as well as adverse macroeconomic conditions affecting prestige beauty.

The net sales increase in Europe, the Middle East & Africa was impacted by approximately $31 million of unfavorable foreign currency translation.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Net Sales	$855	$687
$ Change from prior-year period	168
% Change from prior-year period	24%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	26%

 (1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Hong Kong of approximately $150 million, combined.  The higher net sales in China, led by Estée Lauder, M•A•C, La Mer, Origins and Bobbi Brown reflected, in part, targeted expanded consumer reach and continued growth in makeup and skin care that benefited virtually every channel, led by department stores, online (primarily third-party online platforms) specialty-multi and freestanding stores.  The net sales growth in Hong Kong was primarily driven by Estée Lauder, La Mer, M•A•C and Tom Ford as a result of a strong retail environment due to increased tourism and the continued growth of prestige beauty.  La Mer and Tom Ford also benefited from targeted expanded consumer reach.

The net sales increase in Asia/Pacific was impacted by approximately $14 million of unfavorable foreign currency translation.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin decreased to 76.6% for the three months ended September 30, 2018 as compared with 78.3% in the prior-year period.

Favorable (Unfavorable) Basis Points

Three Months Ended September 30, 2018

Foreign exchange transactions	(25)
Mix of business	95
Manufacturing costs and other	(5)
Adoption of new accounting standards (ASC 606 and hedge accounting)	(225)
Subtotal	(160)
Charges associated with restructuring and other activities	(10)
Total	(170)

The decrease in gross margin primarily reflected the net impact of the adoption of recently issued accounting standards.  For more information see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments and Note 7 — Revenue Recognition.  The favorable impact from our mix of business primarily reflected favorable changes in the shipments of promotional items, strategic pricing and product category mix, partially offset by the unfavorable impact from new product introductions.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 58.1% for the three months ended September 30, 2018 as compared with 60.9% in the prior-year period.

Favorable (Unfavorable) Basis Points

Three Months Ended September 30, 2018

General and administrative expenses	60
Advertising, merchandising, sampling and product development	(140)
Selling	140
Shipping	(10)
Adoption of new accounting standard (ASC 606)	180
Stock-based compensation	10
Store operating costs	10
Subtotal	250
Charges associated with restructuring and other activities	(10)
Changes in fair value of contingent consideration	40
Total	280

The improvement in operating expense margin reflected favorable impacts from the adoption of ASC 606; selling expenses, primarily in North America, due to lower demonstration costs, partially driven by changes in distribution channel mix, as well as efficiencies in our sales operations; and general and administrative expenses due to disciplined expense management.  These improvements were partially offset by an increase in advertising and promotional activities primarily due to increased spend to support new product launches and targeted expanded consumer reach.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$652	$569
$ Change from prior-year period	83
% Change from prior-year period	15%

Operating Margin	18.5%	17.4%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and changes in fair value of contingent consideration	13%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for the three months ended September 30, 2018 increased from the prior-year period, reflecting the lower operating expense margin, partially offset by the decrease in gross margin, as previously noted. Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Operating Income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities.

The adoption of ASC 606, as discussed above, reduced operating income for the three months ended September 30, 2018 by $31 million.

Product Categories

The change in operating income in each product category for the three months ended September 30, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows: skin care, $(25) million; makeup, $(4) million; fragrance, $(3) million; and other, $1 million.

Skin Care

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$466	$327
$ Change from prior-year period	139
% Change from prior-year period	43%

Reported skin care operating income increased, primarily from La Mer and Estée Lauder, due to higher net sales.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$161	$176
$ Change from prior-year period	(15)
% Change from prior-year period	(9)%

Reported makeup operating income decreased, reflecting lower results from Smashbox and Clinique due to a decrease in net sales, as well as lower results from Too Faced.  The lower results from Too Faced reflected higher investment spending behind new and existing products, as well as targeted expanded consumer reach.  Partially offsetting these declines were higher results from Estée Lauder and M•A•C due to an increase in net sales, as well as disciplined expense management and selling efficiencies in North America from Clinique.

Fragrance

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$55	$87
$ Change from prior-year period	(32)
% Change from prior-year period	(37)%

Reported fragrance operating income decreased, reflecting lower results from Jo Malone London and certain of our designer fragrances.  The lower results from Jo Malone London reflected lower net sales from our travel retail business, as well as higher investment spending to support targeted expanded consumer reach such as the brand’s recent launch on Tmall.  The lower results from certain of our designer fragrances were primarily a result of a decrease in net sales.

Hair Care

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$14	$15
$ Change from prior-year period	(1)
% Change from prior-year period	(7)%

Reported hair care operating income decreased, reflecting lower results from Bumble and bumble primarily due to increased spend on social media and digital advertising to support new product launches, which was primarily offset by higher results from Aveda due to an increase in net sales.

Geographic Regions

The change in operating income in each geographic region for the three months ended September 30, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows: The Americas, $(23) million; Europe, the Middle East & Africa, $8 million; and Asia/Pacific, $(16) million.

THE ESTÉE LAUDER COMPANIES INC.

The Americas

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$33	$100
$ Change from prior-year period	(67)
% Change from prior-year period	(67)%

Reported operating income in The Americas decreased, reflecting lower results from the United States as a result of a decrease in net sales, partially offset by the favorable year-over-year net impact of $12 million due to the changes in fair value of contingent consideration and a reduction in selling expenses, as noted above.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$458	$347
$ Change from prior-year period	111
% Change from prior-year period	32%

In Europe, the Middle East & Africa, reported operating income increased, primarily due to higher results from our travel retail business and, to a lesser extent, the Middle East, of approximately $130 million, combined, primarily driven by the increase in net sales.  These higher results were partially offset by lower results in the United Kingdom due to a decrease in net sales.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2018	2017

As Reported:
Operating Income	$208	$160
$ Change from prior-year period	48
% Change from prior-year period	30%

Reported operating income increased in Asia/Pacific, primarily reflecting higher results in China and Hong Kong of approximately $35 million, combined, driven by net sales growth.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
($ in millions)	2018	2017
Interest expense	$34	$31
Interest income and investment income, net	$15	$12

Interest expense increased as compared with the prior-year period, primarily due to an increase in interest rates.  Interest income and investment income, net increased primarily due to an increase in interest rates and higher cash balances.

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

	Three Months Ended September 30
	2018	2017

Effective rate for income taxes	20.7%	21.7%
Basis-point change from the prior-year period	100

The effective rate for income taxes was 20.7% and 21.7% for the three months ended September 30, 2018 and 2017, respectively.  The decrease in the effective tax rate of 100 basis points was primarily attributable to the favorable impact of the lower U.S. statutory tax rate as a result of the TCJA, as well as a lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings partially offset by the impact of a new minimum tax on global intangible low-taxed income.  This decrease in the effective tax rate was partially offset by a lower benefit related to share-based compensation awards and the net impact of income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2018	2017

As Reported:
Net Earnings Attributable to The Estée Lauder Companies Inc.	$500	$427
$ Change from prior-year period	73
% Change from prior-year period	17%
Diluted net earnings per common share	$1.34	$1.14
% Change from prior-year period	17%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, changes in fair value of contingent consideration, the Transition Tax, and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	16%

 (1) See “Reconciliations of Non-GAAP Financial Measures” on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net Sales, Operating Income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; the changes in the fair value of contingent consideration; the Transition Tax and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA; and the effects of foreign currency translation.

The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Three Months Ended				% Change in
	September 30			%	Constant
($ in millions, except per share data)	2018	2017	Variance	Change	Currency
Net Sales, as reported	$3,524	$3,274	$250	8%	9%
Returns associated with restructuring and other activities	—	—	—
Net Sales, as adjusted	$3,524	$3,274	$250	8%	9%

Operating Income, as reported	$652	$569	$83	15%	17%
Charges associated with restructuring and other activities	47	38	9
Changes in fair value of contingent consideration	(11)	1	(12)
Operating Income, as adjusted	$688	$608	$80	13%	15%

Diluted net earnings per common share, as reported	$1.34	$1.14	$.20	17%	20%
Charges associated with restructuring and other activities	.10	.07	.03
Changes in fair value of contingent consideration	(.02)	—	(.02)
Transition Tax resulting from the TCJA	(.03)	—	(.03)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	.02	—	.02
Diluted net earnings per common share, as adjusted	$1.41	$1.21	$.20	16%	19%

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

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported						%
(In millions)	Three months ended September 30, 2018	Three months ended September 30, 2017	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	Change, in constant currency
By Product Category:
Skin Care	$1,486	$1,275	$211	$17	$228	17%	18%
Makeup	1,406	1,372	34	29	63	2	5
Fragrance	472	476	(4)	6	2	(1)	—
Hair Care	143	136	7	1	8	5	6
Other	17	15	2	—	2	13	13
	3,524	3,274	250	53	303	8	9
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,524	$3,274	$250	$53	$303	8%	9%

By Region:
The Americas	$1,236	$1,329	$(93)	$8	$(85)	(7)%	(6)%
Europe, the Middle East & Africa	1,433	1,258	175	31	206	14	16
Asia/Pacific	855	687	168	14	182	24	26
	3,524	3,274	250	53	303	8	9
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,524	$3,274	$250	$53	$303	8%	9%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At September 30, 2018, we had cash and cash equivalents of $1,443 million compared with $2,181 million at June 30, 2018.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

The recently enacted TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax.  During fiscal 2018, we changed our indefinite reinvestment assertion related to certain foreign earnings and continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings.  Our cash and cash equivalents and short- and long-term investment balances at September 30, 2018 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of October 24, 2018, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2018, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	497	—	497
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	241	—	241
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	433	—	433
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	495	—	495
Commercial paper that matures through October 2018 (2.16% average interest rate)	—	165	165
Other borrowings	8	18	26
	$3,361	$183	$3,544

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

(7)             Consists of $250 million principal, an $8 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(8)             Consists of $450 million principal, a $16 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(9)             Consists of $500 million principal, a $4 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(10)        The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

As of October 24, 2018, we had approximately $501 million of commercial paper outstanding, which we may refinance or pay as it matures.

THE ESTÉE LAUDER COMPANIES INC.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 45% and 43% at September 30, 2018 and June 30, 2018, respectively.

Cash Flows

	Three Months Ended September 30
(In millions)	2018	2017
Net cash provided by (used for) operating activities	$(119)	$82
Net cash provided by investing activities	$31	$47
Net cash provided by (used for) financing activities	$(642)	$173

The change in net cash flows from operations primarily reflected an increase in accounts receivable, reflecting the timing of shipments and collections, and an unfavorable change in accounts payable due to the timing of payments.  These decreases were partially offset by an increase in net earnings.

The change in net cash flows from financing activities primarily reflected higher treasury stock purchases, a decrease in proceeds from short-term debt primarily due to higher commercial paper borrowings in the prior year and, to a lesser extent, higher dividend payments in the current year.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2018, see Notes to Consolidated Financial Statements, Note 12 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.  For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 9 — Contingencies.

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Cash Flow Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $62 million and $10 million as of September 30, 2018 and June 30, 2018, respectively.  This potential change does not consider our underlying foreign currency exposures.

THE ESTÉE LAUDER COMPANIES INC.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $22 million and $24 million as of September 30, 2018 and June 30, 2018, respectively.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets and income taxes.  Since June 30, 2018, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders, which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may address our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  These statements may contain words like “expect,” “will,” “will likely result,” “would,” “believe,” “estimate,” “planned,” “plans,” “intends,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “projected,” “forecast,” and “forecasted” or similar expressions.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

(1) increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses;

(2) our ability to develop, produce and market new products on which future operating results may depend and to successfully address challenges in our business;

THE ESTÉE LAUDER COMPANIES INC.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2018	—	$—	—	9,041,101
August 2018	1,220,400	136.97	1,220,400	7,820,701
September 2018	2,600,847	139.65	2,399,172	5,421,529
	3,821,247	138.79	3,619,572

(1)          Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)          The current repurchase program for up to 40.0 million shares was authorized by the Board of Directors on November 1, 2012.  Our repurchase program does not have an expiration date.

Subsequent to September 30, 2018 and as of October 24, 2018, we purchased approximately 1.7 million additional shares of our Class A Common Stock for $241 million pursuant to our share repurchase program.

On October 31, 2018, the Company’s Board of Directors authorized the repurchase of up to another 40.0 million shares of the Company’s Class A Common Stock, in addition to approximately 3.7 million shares of Class A Common Stock remaining, as of October 24, 2018, from a prior repurchase authorization.

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

THE ESTÉE LAUDER COMPANIES INC.

Date: October 31, 2018	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)