Form 10-Q
period 2018-12-31
ESTEE LAUDER COMPANIES INC
filed 2019-02-05
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Not Applicable

(Former name or former address, if changed since last report)

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

At January 29, 2019, 218,255,377 shares of the registrant’s Class A Common Stock, $.01 par value, and 142,907,134 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2018	2017	2018	2017

Net sales	$4,005	$3,744	$7,529	$7,018
Cost of sales	910	753	1,733	1,464

Gross profit	3,095	2,991	5,796	5,554

Operating expenses
Selling, general and administrative	2,257	2,214	4,265	4,174
Restructuring and other charges	29	67	70	101
Goodwill impairment	20	—	20	—
Impairment of other intangible assets	18	—	18	—
Total operating expenses	2,324	2,281	4,373	4,275

Operating income	771	710	1,423	1,279

Interest expense	35	32	69	63
Interest income and investment income, net	12	12	27	24
Other components of net periodic benefit cost	—	—	—	1
Earnings before income taxes	748	690	1,381	1,239

Provision for income taxes	171	565	302	684
Net earnings	577	125	1,079	555

Net earnings attributable to noncontrolling interests	(4)	(2)	(6)	(5)
Net earnings attributable to The Estée Lauder Companies Inc.	$573	$123	$1,073	$550

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.58	$.33	$2.94	$1.49
Diluted	$1.55	$.33	$2.88	$1.46

Weighted-average common shares outstanding
Basic	363.3	368.7	365.1	368.5
Diluted	369.9	376.1	372.1	375.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2018	2017	2018	2017

Net earnings	$577	$125	$1,079	$555

Other comprehensive income (loss):
Net unrealized investment gain (loss)	3	(6)	5	(7)
Net derivative instrument gain (loss)	9	4	9	(5)
Amounts included in net periodic benefit cost	4	5	7	10
Translation adjustments	(38)	28	(15)	82
Provision for deferred income taxes on components of other comprehensive income	—	(3)	(3)	(2)
Total other comprehensive income (loss)	(22)	28	3	78
Comprehensive income	555	153	1,082	633

Comprehensive income attributable to noncontrolling interests:
Net earnings	(4)	(2)	(6)	(5)
Translation adjustments	1	—	1	(1)
	(3)	(2)	(5)	(6)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$552	$151	$1,077	$627

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
(In millions, except share data)	2018	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,876	$2,181
Short-term investments	525	534
Accounts receivable, net	2,000	1,487
Inventory and promotional merchandise, net	1,651	1,618
Prepaid expenses and other current assets	388	348
Total current assets	6,440	6,168

Property, plant and equipment, net	1,859	1,823

Other assets
Long-term investments	600	843
Goodwill	1,911	1,926
Other intangible assets, net	1,233	1,276
Other assets	633	531
Total other assets	4,377	4,576
Total assets	$12,676	$12,567

LIABILITIES AND EQUITY
Current liabilities
Current debt	$18	$183
Accounts payable	995	1,182
Other accrued liabilities	2,763	1,945
Total current liabilities	3,776	3,310

Noncurrent liabilities
Long-term debt	3,373	3,361
Other noncurrent liabilities	1,194	1,186
Total noncurrent liabilities	4,567	4,547

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2018 and June 30, 2018; shares issued: 438,325,994 at December 31, 2018 and 435,413,976 at June 30, 2018; Class B shares authorized: 304,000,000 at December 31, 2018 and June 30, 2018; shares issued and outstanding: 142,907,134 at December 31, 2018 and 143,051,679 at June 30, 2018	6	6
Paid-in capital	4,162	3,972
Retained earnings	9,586	9,040
Accumulated other comprehensive loss	(430)	(434)
	13,324	12,584
Less: Treasury stock, at cost; 219,373,382 Class A shares at December 31, 2018 and 211,320,208 Class A shares at June 30, 2018	(9,018)	(7,896)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,306	4,688
Noncontrolling interests	27	22
Total equity	4,333	4,710
Total liabilities and equity	$12,676	$12,567

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31
(In millions)	2018	2017

Cash flows from operating activities
Net earnings	$1,079	$555
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	269	256
Deferred income taxes	(46)	106
Non-cash stock-based compensation	131	132
Net loss on disposal of property, plant and equipment	5	7
Non-cash restructuring and other charges	—	1
Pension and post-retirement benefit expense	35	35
Pension and post-retirement benefit contributions	(12)	(14)
Goodwill and other intangible assets impairments	38	—
Changes in fair value of contingent consideration	(9)	3
Other non-cash items	(13)	(9)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(343)	(281)
Decrease (increase) in inventory and promotional merchandise, net	(21)	66
Decrease (increase) in other assets, net	(53)	1
Decrease in accounts payable	(174)	(111)
Increase in other accrued and noncurrent liabilities	387	692
Net cash flows provided by operating activities	1,273	1,439

Cash flows from investing activities
Capital expenditures	(292)	(263)
Proceeds from the disposition of investments	271	609
Purchases of investments	(14)	(479)
Net cash flows used for investing activities	(35)	(133)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(169)	222
Repayments and redemptions of long-term debt	—	(1)
Net proceeds from stock-based compensation transactions	59	83
Payments to acquire treasury stock	(1,126)	(398)
Dividends paid to stockholders	(297)	(267)
Payments to noncontrolling interest holders for dividends	(3)	(1)
Net cash flows used for financing activities	(1,536)	(362)

Effect of exchange rate changes on Cash and cash equivalents	(7)	25
Net increase (decrease) in Cash and cash equivalents	(305)	969
Cash and cash equivalents at beginning of period	2,181	1,136
Cash and cash equivalents at end of period	$1,876	$2,105

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(34) million and $30 million, net of tax, during the three months ended December 31, 2018 and 2017, respectively, and $(13) million and $84 million, net of tax, during the six months ended December 31, 2018 and 2017, respectively.  For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $7 million and $17 million during the three months ended December 31, 2018 and 2017, respectively, and $21 million and $35 million during the six months ended December 31, 2018 and 2017, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	December 31	June 30
(In millions)	2018	2018
Raw materials	$438	$432
Work in process	191	222
Finished goods	840	798
Promotional merchandise	182	166
	$1,651	$1,618

Property, Plant and Equipment

	December 31	June 30
(In millions)	2018	2018
Assets (Useful Life)
Land	$29	$30
Buildings and improvements (10 to 40 years)	269	237
Machinery and equipment (3 to 10 years)	748	719
Computer hardware and software (4 to 10 years)	1,245	1,193
Furniture and fixtures (5 to 10 years)	121	104
Leasehold improvements	2,217	2,152
	4,629	4,435
Less accumulated depreciation and amortization	(2,770)	(2,612)
	$1,859	$1,823

The cost of assets related to projects in progress of $346 million and $300 million as of December 31, 2018 and June 30, 2018, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $121 million and $114 million during the three months ended December 31, 2018 and 2017, respectively, and $237 million and $226 million during the six months ended December 31, 2018 and 2017, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period (effective December 22, 2017), whereby provisional amounts recorded for effects of the changes from the TCJA could be subject to adjustment.  The one-year measurement period expired on December 22, 2018 and, therefore, the accounting to record the effects of the changes from the TCJA was required to be completed during the three months ended December 31, 2018.

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

During the three and six months ended December 31, 2018, the Company recorded a credit of $2 million and $12 million, respectively, to adjust its fiscal 2018 provisional charge associated with the Transition Tax.  These credits reflect certain technical interpretations related to the Transition Tax computation.  The final cumulative charge related to this matter is $339 million.  The charges related to the Transition Tax are primarily included in Other noncurrent liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

During the three months ended December 31, 2018, the Company recorded an increase of $8 million to its provisional charge recorded in fiscal 2018 associated with the remeasurement of its net deferred tax assets resulting from the reduction in the U.S. corporate income tax rate.  This adjustment was due to the revision of certain temporary differences.  The final cumulative charge related to this matter is $61 million.

In addition, the Company recorded a charge of $9 million for the three months ended September 30, 2018 related to foreign withholding taxes recorded in fiscal 2018 in connection with the reversal of its indefinite reinvestment assertion related to certain foreign earnings.  This charge reflected the Company’s interpretation of recently issued guidance from the U.S. government, and the accounting for this item pursuant to SAB 118 was considered complete as of September 30, 2018.  The final cumulative charge related to this matter is $55 million.

Although the accounting related to the income tax effects of the TCJA is complete pursuant to SAB 118, certain technical aspects of the TCJA remain subject to varying degrees of uncertainty as additional technical guidance and clarification from the U.S. government is expected to be issued over an extended period.  Receipt of additional guidance and clarification from the U.S. government may result in material changes to the provision for income taxes.  To the extent applicable, the Company would recognize such adjustments in the provision for income taxes in the period that additional guidance and clarification is received.

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

The effective rate for income taxes was 22.9% and 81.9% for the three months ended December 31, 2018 and 2017, respectively, and 21.9% and 55.2% for the six months ended December 31, 2018 and 2017, respectively.  The decrease in the effective tax rate in both periods was primarily attributable to the provisional charges related to the TCJA that were recorded in the three months ended December 31, 2017.  Also contributing to the lower effective tax rate was a higher benefit related to share-based compensation awards, the impact of the lower U.S. statutory tax rate and a lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings, partially offset by the impact of GILTI.

As of December 31, 2018 and June 30, 2018, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $68 million and $60 million, respectively.  The total amount of unrecognized tax benefits at December 31, 2018 that, if recognized, would affect the effective tax rate was $47 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2018 in the accompanying consolidated statements of earnings was $1 million and $3 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2018 and June 30, 2018 was $12 million and $9 million, respectively.  On the basis of the information available as of December 31, 2018, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2018	2018
Advertising, merchandising and sampling	$417	$348
Employee compensation	416	579
Deferred revenue	425	33
Sales return accrual	197	—
Payroll and other taxes	293	190
Accrued income taxes	245	90
Other	770	705
	$2,763	$1,945

Debt

In October 2018, the Company replaced its undrawn $1.5 billion senior unsecured revolving credit facility that was set to expire in October 2021 with a new $1.5 billion senior unsecured revolving credit facility (the “New Facility”).  The New Facility expires on October 26, 2023 unless extended for up to two additional years in accordance with the terms set forth in the agreement.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The costs incurred to establish the New Facility were not material.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

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

Impact on consolidated financial statements — The Company has early adopted this guidance effective as of its fiscal 2019 first quarter, and no cumulative adjustment to retained earnings was required.  Upon adoption, all derivative gains and losses will be recognized in the same income statement line as the hedged items which, for all foreign currency cash flow hedges, is in Net sales.  There is no change to the interest expense classification of gains and losses from interest rate swap fair value hedges.  The amended presentation and disclosure requirements are being applied prospectively.  See Note 5 — Derivative Financial Instruments for further information.

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

Impact on consolidated financial statements — The Company adopted this guidance when it became effective, and although certain components of pension expense are being reclassified out of operating income, this did not have a material impact on reported operating income.  The Company elected the practical expedient which permits the use of amounts previously disclosed in its pension and post-retirement plan footnote as the basis for estimating the amounts necessary to retrospectively restate the prior-year period consolidated statements of earnings.

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

Impact on consolidated financial statements — The Company has early adopted this guidance effective as of its fiscal 2019 second quarter and applied the new guidance in its quantitative goodwill impairment test related to the Smashbox reporting unit.  See Note 3 — Goodwill and Other Intangible Assets for further information.

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

Leases

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use asset will be based on the lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense, and finance leases resulting in a front-loaded expense similar to the current accounting for capital leases.

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

Impact on consolidated financial statements — The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance, which includes assessing the Company’s lease portfolio, implementing a new system to meet reporting requirements, and assessing the impact to business processes and internal controls over financial reporting and the related disclosure requirements.  While the Company’s evaluation is ongoing, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets.  As disclosed in Note 14 — Commitments and Contingencies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, the Company had $3,320 million in future minimum lease commitments as of June 30, 2018.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability, adjusted for initial direct costs, prepaid lease payments and lease incentives received.  The Company plans to adopt the new standard when it becomes effective in the fiscal 2020 first quarter using the modified retrospective transition approach for leases that exist in the period of adoption and will not restate the prior comparative periods.

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

NOTE 2 — INVESTMENTS

Beginning in the first quarter of fiscal 2019, the Company accounts for its cost method investments at cost, less impairment, plus/minus subsequent observable price changes, and will be required to perform an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value.  These investments were not material to the Company’s consolidated financial statements as of December 31, 2018.

Gains and losses recorded in accumulated OCI (“AOCI”) related to the Company’s available-for-sale investments as of December 31, 2018 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$403	$—	$(3)	$400
Foreign government and agency securities	99	—	(1)	98
Corporate notes and bonds	447	—	(5)	442
Time deposits	—	—	—	—
Other securities	15	—	—	15
Total	$964	$—	$(9)	$955

Gains and losses recorded in AOCI related to the Company’s available-for-sale investments as of June 30, 2018 were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government and agency securities	$427	$—	$(5)	$422
Foreign government and agency securities	114	—	(2)	112
Corporate notes and bonds	479	—	(7)	472
Time deposits	200	—	—	200
Other securities	16	—	—	16
Total	$1,236	$—	$(14)	$1,222

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s available-for-sale securities by contractual maturity as of December 31, 2018:

(In millions)	Cost	Fair Value
Due within one year	$528	$525
Due after one through five years	436	430
	$964	$955

The following table presents the fair market value of the Company’s investments with gross unrealized losses that are not deemed to be other-than temporarily impaired as of December 31, 2018:

	In a Loss Position for Less Than 12 Months		In a Loss Position for More Than 12 Months
(In millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale securities	$37	$—	$890	$(9)

Gross gains and losses on sales of investments included in the consolidated statements of earnings were not material for all periods presented.

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $11 million and $166 million for the three months ended December 31, 2018 and 2017, respectively, and were $23 million and $296 million for the six months ended December 31, 2018 and 2017, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment Testing During the Six Months Ended December 31, 2018

During December 2018, the Smashbox reporting unit made revisions to its internal forecasts reflecting a slowdown of its makeup business driven by increased competitive activity and lower than expected growth in key retail channels for the brand.  The Company concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Accordingly, the Company performed an interim impairment test as of December 31, 2018.  The Company concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, the Company recognized an impairment charge of $18 million for the trademark.  After adjusting the carrying value of the trademark, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $20 million.  The Company early adopted the FASB’s authoritative guidance that eliminated the second step from the quantitative goodwill impairment test.  In accordance with this guidance, the Company compared the fair value of the Smashbox reporting unit with its carrying amount to calculate the impairment charge.  The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the makeup product category and in the Americas region.  As of December 31, 2018, the remaining carrying values of the goodwill and trademark related to the Smashbox reporting unit were $120 million and $59 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2018
Goodwill	$185	$1,186	$256	$391	$2,018
Accumulated impairments	(36)	—	(22)	(34)	(92)
	149	1,186	234	357	1,926

Goodwill acquired during the period	—	7	—	—	7
Impairment charge	—	(20)	—	—	(20)
Translation adjustments, goodwill	—	—	(1)	(2)	(3)
Translation adjustments, accumulated impairments	—	—	—	1	1
	—	(13)	(1)	(1)	(15)

Balance as of December 31, 2018
Goodwill	185	1,193	255	389	2,022
Accumulated impairments	(36)	(20)	(22)	(33)	(111)
	$149	$1,173	$233	$356	$1,911

Other intangible assets consist of the following:

	December 31, 2018			June 30, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$696	$356	$340	$697	$332	$365
License agreements	43	43	—	43	43	—
	$739	$399	340	$740	$375	365
Non-amortizable intangible assets:
Trademarks and other			893			911
Total intangible assets			$1,233			$1,276

The aggregate amortization expense related to amortizable intangible assets was $12 million for the three months ended December 31, 2018 and 2017 and was $25 million for the six months ended December 31, 2018 and 2017.  The estimated aggregate amortization expense for the remainder of fiscal 2019 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2019	2020	2021	2022	2023
Estimated aggregate amortization expense	$26	$44	$43	$42	$42

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.  The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of approvals from inception through December 31, 2018, the Company estimates that LBF may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes.  In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of 1,800 to 2,000 positions globally.  This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Approvals

Of the $900 million to $950 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through December 31, 2018, some of which were recorded from Program inception through December 31, 2018, were:

	Sales
	Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Fiscal 2018	—	24	166	68	258
Six months ended December 31, 2018	—	9	19	29	57
Adjustments through December 31, 2018	(1)	(1)	(46)	(1)	(49)
Cumulative through December 31, 2018	$14	$70	$358	$285	$727

Included in the above table, cumulative restructuring initiatives approved by the Company through December 31, 2018 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Fiscal 2018	161	—	1	4	166
Six months ended December 31, 2018	17	1	—	1	19
Adjustments through December 31, 2018	(45)	—	(1)	—	(46)
Cumulative through December 31, 2018	$334	$5	$5	$14	$358

During the six months ended December 31, 2018, the Company continued to approve initiatives to enhance its go-to-market support structures and optimize select corporate functions.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services primarily related to the implementation and integration of new processes and technologies, temporary labor backfill and recruitment related to the new capabilities.  The Company continued to approve implementation costs, temporary labor backfill and consulting fees for an initiative related to supply chain planning activities.  In addition, the Company approved other charges to support the LBF Project Management Office, consisting of internal and external resources that are intended to further drive project integration, organizational design capabilities and change management throughout the organization.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Fiscal 2018	8	18	127	104	257
Six months ended December 31, 2018	—	12	19	51	82
Cumulative through December 31, 2018	$11	$45	$343	$233	$632

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Fiscal 2018	124	1	1	1	127
Six months ended December 31, 2018	18	—	—	1	19
Cumulative through December 31, 2018	$332	$4	$3	$4	$343

Accrued restructuring charges from Program inception through December 31, 2018 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	180	—	1	—	181

Charges	18	—	—	1	19
Cash payments	(55)	—	(1)	(1)	(57)
Noncash asset write-offs	—	—	—	—	—
Translation and other adjustments	(2)	—	—	—	(2)
Balance at December 31, 2018	$141	$—	$—	$—	$141

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at December 31, 2018 are expected to result in cash expenditures funded from cash provided by operations of approximately $86 million, $44 million, $10 million and $1 million for the remainder of fiscal 2019 and for fiscal 2020, 2021 and 2022, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2018	June 30 2018	Balance Sheet Location	December 31 2018	June 30 2018
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$32	$30	Other accrued liabilities	$3	$5
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	17	26

Total Derivatives Designated as Hedging Instruments		32	30		20	31

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	4	3	Other accrued liabilities	2	8
Total derivatives		$36	$33		$22	$39

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended December 31		(Loss) Reclassified from AOCI into	Three Months Ended December 31
(In millions)	2018	2017	Earnings	2018	2017(2)
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$13	$(9)	Net sales	$4	$—
			Cost of sales	—	(7)
			Selling, general and administrative	—	(7)
Interest rate-related derivatives	—	—	Interest expense	—	1
Total derivatives	$13	$(9)		$4	$(13)

(1)        The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.

(2)        The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was not material.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Six Months Ended December 31		(Loss) Reclassified from AOCI into	Six Months Ended December 31
(In millions)	2018	2017	Earnings	2018	2017(2)
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$16	$(27)	Net sales	$7	$—
			Cost of sales	—	(12)
			Selling, general and administrative	—	(11)
Interest rate-related derivatives	—	—	Interest expense	—	1
Total derivatives	$16	$(27)		$7	$(22)

(1)        The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.

(2)        The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was not material.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2018	2017	2018	2017
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$11	$(9)	$9	$(11)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding the cumulative amount of fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	December 31, 2018	December 31, 2018
Long-term debt	$(930)	$(17)

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2018		December 31, 2018
(In millions)	Net Sales	Interest expense	Net Sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,005	$35	$7,529	$69

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships — interest rate contracts:
Hedged item	Not applicable	11	Not applicable	9
Derivatives designated as hedging instruments	Not applicable	(11)	Not applicable	(9)

Gain (loss) on cash flow hedge relationships — foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	4	Not applicable	7	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended December 31		Six Months Ended December 31
(In millions)	Derivatives	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(12)	$(1)	$10	$(5)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of September 2020.  Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment.  At December 31, 2018, the Company had foreign currency forward contracts with a notional amount totaling $3,434 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to net sales when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period net sales.  As of December 31, 2018, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2018 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $22 million.  The accumulated net gain on derivative instruments in AOCI was $62 million and $53 million as of December 31, 2018 and June 30, 2018, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $36 million at December 31, 2018.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$36	$—	$36
Available-for-sale securities:
U.S. government and agency securities	—	400	—	400
Foreign government and agency securities	—	98	—	98
Corporate notes and bonds	—	442	—	442
Time deposits	—	—	—	—
Other securities	—	15	—	15
Total	$—	$991	$—	$991

Liabilities:
Foreign currency forward contracts	$—	$5	$—	$5
Interest rate swap contracts	—	17	—	17
Contingent consideration	—	—	87	87
Total	$—	$22	$87	$109

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$33	$—	$33
Available-for-sale securities:
U.S. government and agency securities	—	422	—	422
Foreign government and agency securities	—	112	—	112
Corporate notes and bonds	—	472	—	472
Time deposits	—	200	—	200
Other securities	—	16	—	16
Total	$—	$1,255	$—	$1,255

Liabilities:
Foreign currency forward contracts	$—	$13	$—	$13
Interest rate swap contracts	—	26	—	26
Contingent consideration	—	—	96	96
Total	$—	$39	$96	$135

The estimated fair values of the Company’s financial instruments are as follows:

	December 31		June 30
	2018		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$1,876	$1,876	$2,181	$2,181
Available-for-sale securities	955	955	1,222	1,222
Current and long-term debt	3,391	3,477	3,544	3,667
Additional purchase price payable	3	3	3	3
Contingent consideration	87	87	96	96

Derivatives
Foreign currency forward contracts — asset (liability), net	31	31	20	20
Interest rate swap contracts — asset (liability), net	(17)	(17)	(26)	(26)

The following table presents the Company’s impairment charges for the three and six months ended December 31, 2018 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)

Goodwill	$20	December 31, 2018	$120
Other intangible assets, net (trademark)	18	December 31, 2018	59
Total	$38		$179

(1)   See Note 3 — Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at December 31, 2018:

Risk-adjusted discount rates	3.1% to 3.3%
Revenue volatility	5.8%
Asset volatility	25.2%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	75.0%
Revenue discount rates	4.7% to 4.9%
Earnings before income tax, depreciation and amortization discount rates	11.9% to 12.8%

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of the contingent consideration obligations for the six months ended December 31, 2018 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2018	$96
Changes in fair value	(9)
Contingent consideration at December 31, 2018	$87

NOTE 7 — REVENUE RECOGNITION

During the first quarter of fiscal 2019, the Company adopted the new revenue accounting standard, ASC 606, under the modified retrospective method to all contracts as of the date of adoption.  Under this method, the consolidated financial statements for the period beginning July 1, 2018 are presented under the new revenue accounting standard, while the prior-year periods reflect the revenue accounting standards in effect during those periods.  The following discussion is based on the Company’s accounting policies under the new standard; for a discussion of the Company’s prior accounting for revenue and a reconciliation of the impact of the change in accounting standard on the Company’s consolidated financial statements, see below Changes in Accounting Policies.  The Company also adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes.  For revenue disaggregated by product category and geographic region, see Note 14 — Segment Data and Related Information.

Performance Obligations

The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer.

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty multi-brand retailers, perfumeries, salons/spas and through various online sites operated by authorized retailers.  The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer.  In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location and in the Europe, the Middle East & Africa and Asia/Pacific regions, revenue is generally recognized based upon the customer’s receipt.

The Company also sells direct to consumers at Company-operated freestanding stores and online through Company-owned and operated e-commerce and m-commerce sites and through third-party online platforms.  At Company-operated freestanding stores, revenue is recognized when control of the product is transferred at the point of sale.  Revenue from online sales is recognized when control of the product is transferred, generally based upon the consumer’s receipt.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides gift with purchase promotional products to certain customers generally without additional charge and also provides purchase with purchase promotional products to certain customers at a discount in relation to prices charged for saleable product.  Revenue is allocated between saleable product, gift with purchase product and purchase with purchase product based on the estimated relative standalone selling prices.  Revenue is deferred and ultimately recognized based on the timing differences, if any, between when control of promotional goods and control of the related saleable products transfer to the Company’s customer (e.g., a third-party retailer), which is calculated based on the weighted-average number of days between promotional periods.  The estimated standalone selling price allocated to promotional goods is based on a cost plus margin approach.

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

Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration.  Such elements of variable consideration include product returns and sales incentives, such as volume rebates and discounts, markdowns, margin adjustments and early-payment discounts.  We also enter into arrangements containing other forms of variable consideration, including certain demonstration arrangements, for which the Company does not receive a distinct good or service or for which the Company cannot reasonably estimate the fair value of the good or service.  For these types of arrangements, the adjustments to revenue are recorded at the later of when (i) the Company recognizes revenue for the transfer of the related goods or services to the customer, or (ii) the Company pays, or promises to pay, the consideration.

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

The sales return accrual and corresponding asset include estimates that directly impact reported net sales.  These estimates are calculated based on a history of actual returns, estimated future returns and information provided by retailers regarding their inventory levels.  Consideration of these factors results in an estimate for anticipated sales returns that reflects increases or decreases related to seasonal fluctuations.  In addition, as necessary, sales return accruals and the related assets may be established for significant future known or anticipated events.  The types of known or anticipated events that are considered, and will continue to be considered, include the financial condition of the Company’s customers, store closings by retailers, changes in the retail environment and the Company’s decision to continue to support new and existing products.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $31 million and $29 million as of December 31, 2018 and June 30, 2018, respectively.  The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Payment terms are short-term in nature and are generally less than one year.  As a result of the adoption of ASC 606, amounts relating to the Company’s sales return accrual are recorded within Other accrued liabilities and the corresponding return asset is recorded in Inventory and promotional merchandise, net, and are no longer included as a reduction to Accounts receivable, net.  The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good/service is transferred and payment is received within one year.

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

(In millions)	December 31, 2018
Balance at July 1, 2018	$380
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(268)
Revenue deferred during the period	371
Other	(3)
Balance at December 31, 2018	$480

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2018, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $425 million.

Changes in Accounting Policies

As a result of the adoption of ASC 606, the Company has changed its accounting policies for revenue recognition as follows:

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

As a result of the change in accounting policies noted above, the Company recorded a cumulative adjustment of $229 million, net of tax, as a reduction to its fiscal 2019 opening balance of retained earnings.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the impacts of the adoption of ASC 606 on the Company’s consolidated financial statements as of and for the three and six months ended December 31, 2018:

Consolidated Statements of Earnings

	Three Months Ended December 31, 2018			Six Months Ended December 31, 2018
(In millions, except per share data)	As Reported	Impact	Prior to the adoption of ASC 606	As Reported	Impact	Prior to the adoption of ASC 606
Net sales	$4,005	$67	$4,072	$7,529	$134	$7,663
Cost of sales	910	(86)	824	1,733	(152)	1,581
Gross profit	3,095	153	3,248	5,796	286	6,082

Selling, general and administrative	2,257	99	2,356	4,265	201	4,466

Operating income	771	54	825	1,423	85	1,508

Provision for income taxes	171	13	184	302	19	321
Net earnings attributable to The Estée Lauder Companies Inc.	573	41	614	1,073	66	1,139

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.58	$.11	$1.69	$2.94	$.18	$3.12
Diluted	$1.55	$.11	$1.66	$2.88	$.18	$3.06

Consolidated Balance Sheet

	December 31, 2018
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606
Accounts receivable, net	$2,000	$(199)	$1,801
Inventory and promotional merchandise, net	1,651	(25)	1,626
Other assets	633	(88)	545
Total assets	12,676	(312)	12,364

Other accrued liabilities	2,763	(551)	2,212
Other noncurrent liabilities	1,194	(55)	1,139
Total liabilities	8,343	(606)	7,737

Retained earnings	9,586	295	9,881
Accumulated other comprehensive loss	(430)	(2)	(432)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,306	293	4,599

Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2018
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606
Net earnings	$1,079	$66	$1,145

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	(343)	2	(341)
Increase in inventory and promotional merchandise, net	(21)	(2)	(23)
Increase (decrease) in other accrued and noncurrent liabilities	387	(66)	321
Net cash flows provided by operating activities	1,273	—	1,273

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

The components of net periodic benefit cost for the three months ended December 31, 2018 and 2017 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2018	2017	2018	2017	2018	2017
Service cost	$9	$9	$7	$8	$—	$—
Interest cost	9	8	3	3	2	1
Expected return on plan assets	(13)	(13)	(4)	(4)	—	—
Amortization of:
Prior service cost	—	—	—	—	—	1
Actuarial loss	2	3	2	1	—	—
Net periodic benefit cost	$7	$7	$8	$8	$2	$2

The components of net periodic benefit cost for the six months ended December 31, 2018 and 2017 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2018	2017	2018	2017	2018	2017
Service cost	$18	$18	$15	$15	$1	$1
Interest cost	18	16	6	6	4	3
Expected return on plan assets	(26)	(26)	(7)	(7)	(1)	(1)
Amortization of:
Prior service cost	—	—	—	—	—	1
Actuarial loss	5	7	2	2	—	—
Net periodic benefit cost	$15	$15	$16	$16	$4	$4

During the six months ended December 31, 2018, the Company made contributions to its international pension plans totaling $6 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2018	2018
Other assets	$173	$181
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(384)	(375)
Funded status	(238)	(221)
Accumulated other comprehensive loss	227	234
Net amount recognized	$(11)	$13

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

NOTE 10 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2018	2017	2018	2017
Compensation expense	$73	$75	$131	$132
Income tax benefit	$13	$9	$25	$28

Stock Options

During the six months ended December 31, 2018, the Company granted stock options in respect of approximately 1.7 million shares of Class A Common Stock with an exercise price per share of $138.23 and a weighted-average grant date fair value per share of $38.62.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2018 was $103 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 1.1 million shares of Class A Common Stock during the six months ended December 31, 2018 with a weighted-average grant date fair value per share of $138.15 that, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2020, 0.4 million in fiscal 2021 and 0.3 million in fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the six months ended December 31, 2018, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $138.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2021, all subject to continued employment or the retirement of the grantees.  For PSUs granted, no settlement will occur for results below the applicable minimum threshold.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2018	2017	2018	2017
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$573	$123	$1,073	$550

Denominator:
Weighted-average common shares outstanding — Basic	363.3	368.7	365.1	368.5
Effect of dilutive stock options	4.6	5.1	4.8	4.8
Effect of PSUs	0.3	0.3	0.3	0.2
Effect of RSUs	1.7	2.0	1.9	2.2
Weighted-average common shares outstanding — Diluted	369.9	376.1	372.1	375.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.58	$.33	$2.94	$1.49
Diluted	$1.55	$.33	$2.88	$1.46

As of December 31, 2018 and 2017, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.6 million shares and 2.0 million shares, respectively.  As of December 31, 2018 and 2017, 1.1 million shares and 1.2 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 — Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — EQUITY

Total Stockholders’ Equity — The Estée Lauder Companies Inc.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2018	2017	2018	2017
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	4,065	3,665	3,972	3,559
Stock-based compensation	97	108	190	214
Paid-in capital, end of the period	4,162	3,773	4,162	3,773

Retained earnings, beginning of the period	9,170	8,752	9,040	8,452
Common stock dividends	(157)	(142)	(298)	(269)
Net earnings attributable to The Estée Lauder Companies Inc.	573	123	1,073	550
Cumulative effect of adoption of ASC 606	—	—	(229)	—
Retained earnings, end of the period	9,586	8,733	9,586	8,733

Accumulated other comprehensive loss, beginning of the period	(409)	(435)	(434)	(484)
Other comprehensive income (loss)	(21)	28	4	77
Accumulated other comprehensive loss, end of the period	(430)	(407)	(430)	(407)

Treasury stock, beginning of the period	(8,426)	(7,257)	(7,896)	(7,149)
Acquisition of treasury stock	(531)	(232)	(1,033)	(330)
Stock-based compensation	(61)	(51)	(89)	(61)
Treasury stock, end of the period	(9,018)	(7,540)	(9,018)	(7,540)

Total stockholders’ equity — The Estée Lauder Companies Inc.	4,306	4,565	4,306	4,565

Noncontrolling interests, beginning of the period	24	22	22	18
Net earnings attributable to noncontrolling interests	4	2	6	5
Other comprehensive income	(1)	—	(1)	1
Noncontrolling interests, end of the period	27	24	27	24

Total equity	$4,333	$4,589	$4,333	$4,589

Cash dividends declared per common share	$.43	$.38	$.81	$.72

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2018:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2018	August 31, 2018	September 17, 2018	$.38
October 30, 2018	November 30, 2018	December 17, 2018	$.43

On February 4, 2019, a dividend was declared in the amount of $.43 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on March 15, 2019 to stockholders of record at the close of business on February 28, 2019.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the six months ended December 31, 2018, the Company purchased approximately 8.2 million shares of its Class A Common Stock for $1,126 million.

On October 31, 2018, the Company’s Board of Directors authorized the repurchase of up to another 40.0 million shares of the Company’s Class A Common Stock.

During the six months ended December 31, 2018, approximately 0.1 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2018:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2018	$(14)	$39	$(175)	$(284)	$(434)
OCI before reclassifications	5	12	—	(13)	4
Amounts reclassified to Net earnings	—	(5)	5	—	—
Net current-period OCI	5	7	5	(13)	4
Balance at December 31, 2018	$(9)	$46	$(170)	$(297)	$(430)

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2018 and 2017:

	Amount Reclassified from AOCI
	Three Months Ended December 31		Six Months Ended December 31		Affected Line Item in Consolidated
(In millions)	2018	2017	2018	2017	Statements of Earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$4	$—	$7	$—	Net sales
Foreign currency forward contracts	—	(7)	—	(12)	Cost of sales
Foreign currency forward contracts	—	(7)	—	(11)	Selling, general and administrative
Interest rate-related derivatives	—	1	—	1	Interest expense
	4	(13)	7	(22)	Earnings before income taxes
Benefit (provision) for deferred taxes	(1)	4	(2)	7	Provision for income taxes
	$3	$(9)	$5	$(15)	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$(1)	$—	$(1)	(1)
Amortization of actuarial loss	(4)	(4)	(7)	(9)	(1)
	(4)	(5)	(7)	(10)	Earnings before income taxes
Benefit for deferred taxes	1	1	2	3	Provision for income taxes
	$(3)	$(4)	$(5)	$(7)	Net earnings
Total reclassification adjustments, net	$—	$(13)	$—	$(22)	Net earnings

(1) See Note 8 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2018 and 2017 is as follows:

(In millions)	2018	2017
Cash:
Cash paid during the period for interest	$66	$65
Cash paid during the period for income taxes	$217	$129

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$8	$4
Property, plant and equipment accrued but unpaid	$35	$34

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2018	2017	2018	2017
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,732	$1,494	$3,218	$2,769
Makeup	1,560	1,515	2,966	2,887
Fragrance	537	565	1,009	1,041
Hair Care	154	144	297	280
Other	22	26	39	41
Net sales	$4,005	$3,744	$7,529	$7,018

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$565	$453	$1,031	$780
Makeup	138	219	299	395
Fragrance	84	85	139	172
Hair Care	15	17	29	32
Other	4	5	7	7
	806	779	1,505	1,386
Reconciliation:
Charges associated with restructuring and other activities	(35)	(69)	(82)	(107)
Interest expense	(35)	(32)	(69)	(63)
Interest income and investment income, net	12	12	27	24
Other components of net periodic benefit cost	—	—	—	(1)
Earnings before income taxes	$748	$690	$1,381	$1,239

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,218	$1,308	$2,454	$2,637
Europe, the Middle East & Africa	1,767	1,562	3,200	2,820
Asia/Pacific	1,020	874	1,875	1,561
Net sales	$4,005	$3,744	$7,529	$7,018

Operating income (loss):
The Americas	$(61)	$98	$(28)	$198
Europe, the Middle East & Africa	628	463	1,086	810
Asia/Pacific	239	218	447	378
	806	779	1,505	1,386
Charges associated with restructuring and other activities	(35)	(69)	(82)	(107)
Operating income	$771	$710	$1,423	$1,279

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and six months ended December 31, 2018 and 2017, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2018	2017	2018	2017
NET SALES
By Product Category:
Skin Care	$1,732	$1,494	$3,218	$2,769
Makeup	1,560	1,515	2,966	2,887
Fragrance	537	565	1,009	1,041
Hair Care	154	144	297	280
Other	22	26	39	41
Net sales	$4,005	$3,744	$7,529	$7,018

By Region:
The Americas	$1,218	$1,308	$2,454	$2,637
Europe, the Middle East & Africa	1,767	1,562	3,200	2,820
Asia/Pacific	1,020	874	1,875	1,561
Net sales	$4,005	$3,744	$7,529	$7,018

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$565	$453	$1,031	$780
Makeup	138	219	299	395
Fragrance	84	85	139	172
Hair Care	15	17	29	32
Other	4	5	7	7
	806	779	1,505	1,386
Charges associated with restructuring and other activities	(35)	(69)	(82)	(107)
Operating income	$771	$710	$1,423	$1,279

By Region:
The Americas	$(61)	$98	$(28)	$198
Europe, the Middle East & Africa	628	463	1,086	810
Asia/Pacific	239	218	447	378
	806	779	1,505	1,386
Charges associated with restructuring and other activities	(35)	(69)	(82)	(107)
Operating income	$771	$710	$1,423	$1,279

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.7	20.1	23.0	20.9
Gross profit	77.3	79.9	77.0	79.1

Operating expenses:
Selling, general and administrative	56.4	59.2	56.6	59.4
Restructuring and other charges	0.7	1.7	0.9	1.5
Goodwill impairment	0.5	—	0.3	—
Impairment of other intangible assets	0.4	—	0.2	—
Total operating expenses	58.0	60.9	58.1	60.9

Operating income	19.3	19.0	18.9	18.2
Interest expense	0.9	0.9	0.9	0.9
Interest income and investment income, net	0.3	0.3	0.4	0.3
Other components of net periodic benefit cost	—	—	—	—

Earnings before income taxes	18.7	18.4	18.3	17.6
Provision for income taxes	4.3	15.1	4.0	9.7

Net earnings	14.4	3.3	14.3	7.9
Net earnings attributable to noncontrolling interests	(0.1)	—	(0.1)	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	14.3%	3.3%	14.3%	7.8%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

During the second quarter of fiscal 2019, our global net sales momentum continued, fueled by our multiple engines of growth.  Net sales grew 7% as compared with the prior-year period, led by our skin care and makeup product categories.  We continued to benefit from growth in global prestige skin care.  Estée Lauder, La Mer and Origins continued their strong growth in skin care, with net sales from each growing double digits.  The higher net sales from Estée Lauder, M•A•C and Tom Ford drove the makeup category growth, with net sales from BECCA nearly doubling.  Internationally, our net sales growth was led by China and Hong Kong, and to a lesser extent the Middle East and Japan, while our travel retail business continued to generate double-digit net sales increases.  We believe that our success has been due, in part, to our focus on strengthening consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries.  In particular, we are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom.  This is due to the impact of shifts in consumer preferences as to where and how they shop, as well as adverse macroeconomic conditions in those countries.  We continue to monitor, and are developing scenarios to address, the potential implications of the ongoing economic and political uncertainty stemming from the United Kingdom’s anticipated exit from the European Union.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the macroeconomic environments in certain countries such as Brazil and in the Middle East; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

We believe we can, to some extent, offset the impact of these challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and accelerating areas of strength among our geographic regions, product categories, brands and channels of distribution.  However, if economic conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business.  We will continue to monitor these and other risks that may affect our business.

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

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward,” or the “Program”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  We plan to approve specific initiatives under Leading Beauty Forward through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to complete those initiatives through fiscal 2021.  Inclusive of approvals from inception through December 31, 2018, we estimate that Leading Beauty Forward may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  After its full implementation, we expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses, of between $350 million and $450 million, before taxes.  These savings can be used to improve margin, mitigate risk and invest in future growth initiatives.  For additional information about restructuring and other charges, see Notes to Consolidated Financial Statements, Note 4 — Charges Associated with Restructuring and Other Activities.

Goodwill and Other Intangible Asset Impairments

During December 2018, our Smashbox reporting unit made revisions to its internal forecasts reflecting a slowdown of its makeup business driven by increased competitive activity and lower than expected growth in key retail channels for the brand.  We concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Accordingly, we performed an interim impairment test as of December 31, 2018.  We concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, we recognized an impairment charge of $18 million for the trademark. After adjusting the carrying value of the trademark, we completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $20 million.  The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the makeup product category and in the Americas region.  The key assumptions used to determine the estimated fair value of the reporting unit are predicated on the success of future new product launches, the achievement of international distribution expansion plans, and the realization of cost reduction and other efficiency efforts.  If such plans do not materialize, or if there are further challenges in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize an additional impairment charge.  As of December 31, 2018, the remaining carrying values of the goodwill and trademark related to the Smashbox reporting unit were $120 million and $59 million, respectively.

NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$4,005	$3,744	$7,529	$7,018
$ Change from prior-year period	261		511
% Change from prior-year period	7%		7%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	9%		9%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and six months ended December 31, 2018, reported net sales increased in the skin care, makeup and hair care product categories and grew in Europe, the Middle East & Africa and Asia/Pacific.  Skin care net sales primarily benefited from higher sales of Estée Lauder and La Mer products.  Net sales increases from Estée Lauder, M•A•C and Tom Ford, as well as strong growth from BECCA, drove the increase in the makeup product category.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, and the continued success of certain hero franchises.  Net sales increases in China and Hong Kong continued to drive growth internationally, which contributed to the growth in our online channel (primarily third-party online platforms), while the growth in our travel retail business continued to benefit from the increase in international passenger traffic, particularly by Chinese travelers.

During the first quarter of fiscal 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606 — Revenue from Contracts with Customers (“ASC 606”).  The adoption of ASC 606 resulted in the deferral of a portion of product sales primarily related to future obligations (i) to provide gift with purchase and purchase with purchase promotional products and (ii) to satisfy customer loyalty program reward obligations, as well as the timing and classification of certain net demonstration payments to and from customers.  The collective impact of the adoption of ASC 606 reduced reported net sales for the three and six months ended December 31, 2018 by $67 million and $134 million, respectively.  For further information, see Notes to Consolidated Financial Statements, Note 7 — Revenue Recognition.

Product Categories

The change in net sales in each product category for the three and six months ended December 31, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows:

	December 31, 2018
(In millions)	Three Months Ended	Six Months Ended
Skin Care	$(48)	$(88)
Makeup	(14)	(31)
Fragrance	(9)	(18)
Hair Care	2	1
Other	2	2
Total	$(67)	$(134)

Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$1,732	$1,494	$3,218	$2,769
$ Change from prior-year period	238		449
% Change from prior-year period	16%		16%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	18%		18%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, reflecting higher net sales from Estée Lauder and La Mer, combined, of approximately $251 million and $459 million for the three and six months ended December 31, 2018, respectively.  Net sales increased from Estée Lauder, led by China and Hong Kong, reflecting the continued strength of existing product franchises, such as Advanced Night Repair, Perfectionist and Nutritious, and new product launches, such as Advanced Night Repair Eye Supercharged Complex, which drove growth in virtually all channels of distribution, primarily our travel retail, specialty-multi and online channels.  The increase in net sales from La Mer reflected growth from most markets, led by China and Hong Kong, and benefited from existing and new products, such as The Treatment Lotion Hydrating Mask and The Luminous Lifting Cushion Foundation, and targeted expanded consumer reach.  Also contributing to the growth of La Mer was the increase in Chinese travelers, which led to the brand’s growth in travel retail and department stores.

The skin care net sales increases were impacted by approximately $37 million and $54 million of unfavorable foreign currency translation for the three and six months ended December 31, 2018, respectively.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$1,560	$1,515	$2,966	$2,887
$ Change from prior-year period	45		79
% Change from prior-year period	3%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	5%		5%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased, reflecting higher net sales from Estée Lauder, M•A•C and Tom Ford, combined, of approximately $97 million and $184 million for the three and six months ended December 31, 2018, respectively.  The higher net sales from Estée Lauder were primarily due to the success of our Double Wear franchise and Futurist Aqua Brilliance line of products, which drove higher net sales in China, Hong Kong and Korea, as well as our travel retail business.  The net sales increase from M•A•C in both periods was primarily due to continued growth in China, Hong Kong and the Middle East.  The increase for the brand also reflected higher net sales in our travel retail business, online third-party platforms and the specialty-multi channel.  Partially offsetting these increases were lower net sales from the United Kingdom due to continued competitive pressures and adverse macroeconomic conditions, as well as continued declines in the United States primarily due to slower traffic in certain department stores and freestanding stores.  The net sales increase in both periods from Tom Ford was driven by higher net sales of lipstick and eyeshadow products in Asia/Pacific, in particular China, and our travel retail business.

These increases were partially offset by lower net sales from Clinique and Smashbox, combined, of $52 million and $99 million for the three and six months ended December 31, 2018, respectively.  The decline in net sales from Clinique reflected the negative impact of the liquidation and closure of a certain North American retailer, as well as adverse macroeconomic conditions in the United Kingdom.  The lower net sales from Smashbox reflected the slowdown of its makeup business driven by increased competitive activity and lower growth in key retail channels for the brand.

The makeup net sales increases were impacted by approximately $36 million and $65 million of unfavorable foreign currency translation for the three and six months ended December 31, 2018, respectively.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$537	$565	$1,009	$1,041
$ Change from prior-year period	(28)		(32)
% Change from prior-year period	(5)%		(3)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(2)%		(1)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased for the three and six months ended December 31, 2018, reflecting lower net sales from Estée Lauder and certain of our designer fragrances, combined, of approximately $54 million and $78 million respectively.  The net sales decline from Estée Lauder was primarily due to the change in the mix of products included in the brand’s holiday blockbuster promotion.  The lower net sales from certain of our designer fragrances were primarily due to an unfavorable comparison to the prior-year launch of Michael Kors Sexy Ruby in North America, as well as our strategic decision to reduce net sales to certain distributors in the United Kingdom.

Partially offsetting these decreases were higher net sales from Jo Malone London, Le Labo and Tom Ford, combined, of approximately $30 million and $50 million for the three and six months ended December 31, 2018, respectively.  The increase in net sales from Jo Malone London for both periods was driven primarily by targeted expanded consumer reach, as well as new product launches.  Net sales increased from Le Labo due to the success of existing products, new product launches and targeted expanded consumer reach globally, which led to strong growth in our department store, freestanding store and specialty-multi channels.  Net sales increased from Tom Ford in both periods, primarily reflecting higher net sales from the Private Blend franchise and targeted expanded consumer reach.

The fragrance net sales decreases were impacted by approximately $15 million and $21 million of unfavorable foreign currency translation for the three and six months ended December 31, 2018, respectively.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$154	$144	$297	$280
$ Change from prior-year period	10		17
% Change from prior-year period	7%		6%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	8%		7%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and six months ended December 31, 2018, primarily reflecting growth from Aveda.  In both periods, the higher net sales from Aveda, particularly in our online and travel retail channels, were primarily driven by the continued success of hero franchises such as the Rosemary Mint and Shampure lines of products, as well as the launch of Cherry Almond Softening Shampoo and Conditioner.

Partially offsetting the increase in both periods were lower net sales from Bumble and bumble primarily due to the softness in the salon channel in North America.

Geographic Regions

The change in net sales in each geographic region for the three and six months ended December 31, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows:

	December 31, 2018
(In millions)	Three Months Ended	Six Months Ended
The Americas	$(39)	$(99)
Europe, the Middle East & Africa	(4)	4
Asia/Pacific	(24)	(39)
Total	$(67)	$(134)

The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$1,218	$1,308	$2,454	$2,637
$ Change from prior-year period	(90)		(183)
% Change from prior-year period	(7)%		(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%		(6)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas for the three and six months ended December 31, 2018 decreased due to lower net sales in the United States of $71 million and $148 million, respectively, driven primarily by the adoption of ASC 606 and the negative impact from the liquidation and closure of a certain North American retailer.  In addition, net sales in Latin America and Canada, combined, decreased $18 million and $35 million for the three and six months ended December 31, 2018, respectively, due to lower net sales in both periods from M•A•C, Clinique and Smashbox.

Partially offsetting these decreases were higher net sales from BECCA of $13 million and $11 million for the three and six months ended December 31, 2018, respectively, primarily due to the BFF Collection and the Ultimate Lipstick Love new product launches.  Also offsetting the decrease for the six months ended December 31, 2018 were higher net sales from La Mer of approximately $14 million primarily due to existing and new products, as well as targeted expanded consumer reach.

The net sales decreases in The Americas included approximately $10 million and $18 million of unfavorable foreign currency translation for the three and six months ended December 31, 2018, respectively.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$1,767	$1,562	$3,200	$2,820
$ Change from prior-year period	205		380
% Change from prior-year period	13%		13%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	16%		16%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher sales from our travel retail business and, to a lesser extent, the Middle East of approximately $235 million and $436 million, combined, for the three and six months ended December 31, 2018, respectively.  Net sales increased in our travel retail business, reflecting strong growth across most brands, led by Estée Lauder, La Mer, M•A•C and Tom Ford, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as targeted expanded consumer reach and new product offerings, such as Estée Lauder’s Advanced Night Repair Eye Supercharged Complex.  The higher net sales in the Middle East in both periods were primarily driven by M•A•C, reflecting a favorable comparison due to the rebalancing of inventory in the prior year.

Partially offsetting the net sales increases for the three and six months ended December 31, 2018 were lower net sales in the United Kingdom of approximately $17 million and $30 million, respectively, primarily driven by competitive pressures, as well as adverse macroeconomic conditions.

The net sales increases in Europe, the Middle East & Africa included approximately $47 million and $78 million of unfavorable foreign currency translation for the three and six months ended December 31, 2018, respectively.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Net sales	$1,020	$874	$1,875	$1,561
$ Change from prior-year period	146		314
% Change from prior-year period	17%		20%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	20%		23%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Hong Kong, combined, of approximately $137 million and $287 million for the three and six months ended December 31, 2018, respectively.  In both periods, the higher net sales in China, led by Estée Lauder, M•A•C and La Mer, reflected continued growth from the strong demand for skin care and makeup products that benefitted virtually every channel, particularly online (primarily third-party online platforms), department stores, freestanding stores and specialty-multi.  The net sales growth in Hong Kong in both periods, led by Estée Lauder, La Mer, M•A•C and Tom Ford, reflected a strong retail environment due to increased tourism, targeted expanded consumer reach, new product launches and the continued success of certain hero franchises.

The net sales increases in Asia/Pacific included approximately $32 million and $46 million of unfavorable foreign currency translation for the three and six months ended December 31, 2018, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin decreased to 77.3% for the three months ended December 31, 2018 as compared with 79.9% in the prior-year period, and decreased to 77.0% for the six months ended December 31, 2018 as compared with 79.1% in the prior-year period.

	Favorable (Unfavorable) Basis Points
	December 31, 2018
	Three Months Ended	Six Months Ended
Foreign exchange transactions	(25)	(25)
Mix of business	85	95
Obsolescence charges	(50)	(30)
Manufacturing costs and other	(15)	(15)
Adoption of new accounting standards (ASC 606 and hedge accounting)	(245)	(235)
Subtotal	(250)	(210)
Charges associated with restructuring and other activities	(10)	—
Total	(260)	(210)

The decrease in gross margin for the three and six months ended December 31, 2018 primarily reflected the net impact of the adoption of recently issued accounting standards.  For more information see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments and Note 7 — Revenue Recognition.  The favorable impact from our mix of business primarily reflected favorable changes in the shipments of promotional items, strategic pricing and product category mix, partially offset by the unfavorable impact from new product introductions.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 58.0% for the three months ended December 31, 2018 as compared with 60.9% in the prior-year period, and decreased to 58.1% for the six months ended December 31, 2018 as compared with 60.9% in the prior-year period.

	Favorable (Unfavorable) Basis Points
	December 31, 2018
	Three Months Ended	Six Months Ended
General and administrative expenses	90	50
Advertising, merchandising, sampling and product development	(120)	(120)
Selling	130	140
Shipping	(10)	—
Adoption of new accounting standard (ASC 606)	180	140
Stock-based compensation	10	20
Store operating costs	10	20
Foreign exchange transactions	(10)	10
Subtotal	280	260
Charges associated with restructuring and other activities	110	50
Goodwill and other intangible asset impairments	(100)	(50)
Changes in fair value of contingent consideration	—	20
Total	290	280

For the three and six months ended December 31, 2018, the improvements in operating expense margin reflected favorable impacts from the adoption of ASC 606; selling expenses, primarily in North America due to lower demonstration costs, partially driven by changes in distribution channel mix, as well as efficiencies in our sales operations; and general and administrative expenses due to disciplined expense management.  These improvements were offset by increases in advertising and promotional activities primarily due to increased spend to support new product launches, targeted expanded consumer reach, and digital advertising and social media, including costs associated with influencers.

OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$771	$710	$1,423	$1,279
$ Change from prior-year period	61		144
% Change from prior-year period	9%		11%

Operating margin	19.3%	19.0%	18.9%	18.2%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	8%		10%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for the three and six months ended December 31, 2018 increased from the prior-year periods driven by improvements in operating expenses as a percentage of net sales and lower charges associated with restructuring and other activities, partially offset by the impact of goodwill and other intangible asset impairments and the lower gross margin, as previously noted.  Also contributing to the increase in operating margin for the six months ended December 31, 2018 was the favorable impact of changes in the fair value of contingent consideration.

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

The adoption of ASC 606, as discussed above, reduced operating income for the three and six months ended December 31, 2018 by $54 million and $85 million, respectively.

Product Categories

The change in operating income in each product category for the three and six months ended December 31, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows:

	December 31, 2018
(In millions)	Three Months Ended	Six Months Ended
Skin Care	$(33)	$(58)
Makeup	(18)	(22)
Fragrance	(5)	(8)
Hair Care	1	1
Other	1	2
Total	$(54)	$(85)

Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$565	$453	$1,031	$780
$ Change from prior-year period	112		251
% Change from prior-year period	25%		32%

Reported skin care operating income increased in both periods, primarily from Estée Lauder and La Mer, due to higher net sales.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$138	$219	$299	$395
$ Change from prior-year period	(81)		(96)
% Change from prior-year period	(37)%		(24)%
Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments	(20)%		(15)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income decreased for the three and six months ended December 31, 2018 driven by lower results from Smashbox, Clinique and Too Faced, combined, of approximately $95 million and $130 million, respectively.  The lower results from Smashbox for the three and six months ended December 31, 2018 reflected the declines in net sales, as well as $38 million of goodwill and other intangible asset impairments.  The lower results in both periods from Clinique were driven by the declines in net sales, while the lower results from Too Faced reflected higher investment spending behind new and existing products, as well as targeted expanded consumer reach.

Partially offsetting the declines in both periods were higher results from Estée Lauder primarily due to higher net sales, as well as selling efficiencies in North America.  The lower results for the three and six months ended December 31, 2018 were further offset by disciplined expense management and selling efficiencies from Clinique, primarily in North America.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$84	$85	$139	$172
$ Change from prior-year period	(1)		(33)
% Change from prior-year period	(1)%		(19)%

Reported fragrance operating income decreased for the three months ended December 31, 2018, driven by lower results from Estée Lauder due to lower net sales, offset by disciplined expense management across all regions.  Reported fragrance operating income decreased for the six months ended December 31, 2018, driven by lower results from Jo Malone London and Estée Lauder, combined, of approximately $29 million.  The increase from Jo Malone London net sales was more than offset by higher operating expenses due, in part, to increases in advertising and promotional activities.  The lower results from Estée Lauder reflected lower net sales, offset by disciplined expense management across all regions.

Partially offsetting the lower results for the three and six months ended December 31, 2018 were higher results from Le Labo, reflecting higher net sales.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$15	$17	$29	$32
$ Change from prior-year period	(2)		(3)
% Change from prior-year period	(12)%		(9)%

Reported hair care operating income for both periods decreased due to lower results from Bumble and bumble, reflecting lower net sales.  For the three months ended December 31, 2018, the increase in Aveda net sales was virtually offset by increases in cost of sales and advertising and promotion expenses due to spending to support the brand’s social media and digital campaign activity, as well as new product launches and digital advertising.

Partially offsetting the lower results for the six months ended December 31, 2018 were higher results from Aveda due to the increase in net sales.

Geographic Regions

The change in operating income in each geographic region for the three and six months ended December 31, 2018 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows:

	December 31, 2018
(In millions)	Three Months Ended	Six Months Ended
The Americas	$(21)	$(44)
Europe, the Middle East & Africa	(7)	1
Asia/Pacific	(26)	(42)
Total	$(54)	$(85)

The Americas

	Three Months Ended December 31			Six Months Ended December 31
($ in millions)	2018		2017	2018	2017
As Reported:
Operating income	$(61)		$98	$(28)	$198
$ Change from prior-year period	(159)			(226)
% Change from prior-year period	(100	+)%		(100 +)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration	(100	+)%		(98)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income in The Americas decreased for the three and six months ended December 31, 2018, primarily due to lower net sales in the region, investments in information systems and the goodwill and other intangible asset impairments related to Smashbox.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$628	$463	$1,086	$810
$ Change from prior-year period	165		276
% Change from prior-year period	36%		34%

Reported operating income in Europe, the Middle East & Africa increased for the three and six months ended December 31, 2018 due to higher results from our travel retail business and the Middle East, combined, of approximately $152 million and $282 million, respectively, reflecting the increase in net sales.  The higher results in both periods were partially offset by lower results in the United Kingdom of approximately $8 million and $27 million, respectively, due to the decrease in net sales.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2018	2017	2018	2017
As Reported:
Operating income	$239	$218	$447	$378
$ Change from prior-year period	21		69
% Change from prior-year period	10%		18%

Reported operating income increased in Asia/Pacific, reflecting higher results in China and Hong Kong, combined, of approximately $28 million and $63 million for the three and six months ended December 31, 2018, respectively, driven by net sales growth.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2018	2017	2018	2017
Interest expense	$35	$32	$69	$63
Interest income and investment income, net	$12	$12	$27	$24

Interest expense increased for both periods, and Interest income and investment income, net increased during the six months ended December 31, 2018, primarily due to increases in interest rates.

PROVISION FOR INCOME TAXES

The provision for income taxes represents U.S. federal, foreign, state and local income taxes.  The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of share-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations.  Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of share-based compensation and the interaction of various global tax strategies.  In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”).  The TCJA includes broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes.  For further discussion related to the TCJA, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies — Income Taxes.

	Three Months Ended December 31		Six Months Ended December 31
	2018	2017	2018	2017
Effective rate for income taxes	22.9%	81.9%	21.9%	55.2%
Basis-point change from the prior-year period	(5,900)		(3,330)

The effective rate for income taxes was 22.9% and 81.9% for the three months ended December 31, 2018 and 2017, respectively, and 21.9% and 55.2% for the six months ended December 31, 2018 and 2017, respectively.  The decrease in the effective tax rate in both periods was primarily attributable to the provisional charges related to the TCJA that were recorded in the prior-year period.  Also contributing to the lower effective tax rate was a higher benefit related to share-based compensation awards, the impact of the lower U.S. statutory tax rate and a lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings, partially offset by the impact of the new minimum tax on global intangible low-taxed income.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31			Six Months Ended December 31
($ in millions, except per share data)	2018		2017	2018	2017
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$573		$123	$1,073	$550
$ Change from prior-year period	450			523
% Change from prior-year period	100	+%		95%
Diluted net earnings per common share	$1.55		$.33	$2.88	$1.46
% Change from prior-year period	100	+%		97%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, changes in fair value of contingent consideration, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	14%			15%

(1) See “Reconciliations of Non-GAAP Financial Measures” on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; the changes in the fair value of contingent consideration; the Transition Tax; the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date; the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA; and the effects of foreign currency translation.

The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  Certain information in the prior-year periods has been restated to conform to current period presentation.

	Three Months Ended				% Change
	December 31			%	in Constant
($ in millions, except per share data)	2018	2017	Variance	Change	Currency
Net sales, as reported	$4,005	$3,744	$261	7%	9%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$4,005	$3,744	$261	7%	9%

Operating income, as reported	$771	$710	$61	9%	12%
Charges associated with restructuring and other activities	35	69	(34)
Goodwill and other intangible asset impairments	38	—	38
Changes in fair value of contingent consideration	2	2	—
Operating income, as adjusted	$846	$781	$65	8%	11%

Diluted net earnings per common share, as reported	$1.55	$.33	$1.22	100 +%	100 +%
Charges associated with restructuring and other activities	.08	.15	(.07)
Goodwill and other intangible asset impairments	.09	—	.09
Changes in fair value of contingent consideration	—	—	—
Transition Tax resulting from the TCJA	—	.86	(.86)
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	.02	.14	(.12)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	—	.05	(.05)
Diluted net earnings per common share, as adjusted	$1.74	$1.52	$.22	14%	18%

Not adjusted for differences caused by rounding

	Six Months Ended				% Change
	December 31			%	in Constant
($ in millions, except per share data)	2018	2017	Variance	Change	Currency
Net sales, as reported	$7,529	$7,018	$511	7%	9%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$7,529	$7,018	$511	7%	9%

Operating income, as reported	$1,423	$1,279	$144	11%	14%
Charges associated with restructuring and other activities	82	107	(25)
Goodwill and other intangible asset impairments	38	—	38
Changes in fair value of contingent consideration	(9)	3	(12)
Operating income, as adjusted	$1,534	$1,389	$145	10%	13%

Diluted net earnings per common share, as reported	$2.88	$1.46	$1.42	97%	100 +%
Charges associated with restructuring and other activities	.18	.22	(.04)
Goodwill and other intangible asset impairments	.09	—	.09
Changes in fair value of contingent consideration	(.02)	—	(.02)
Transition Tax resulting from the TCJA	(.03)	.86	(.89)
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	.02	.14	(.11)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	.03	.05	(.03)
Diluted net earnings per common share, as adjusted	$3.15	$2.73	$.42	15%	18%

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

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported						%
($ in millions)	Three months ended December 31, 2018	Three months ended December 31, 2017	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	Change, in constant currency
By Product Category:
Skin Care	$1,732	$1,494	$238	$37	$275	16%	18%
Makeup	1,560	1,515	45	36	81	3	5
Fragrance	537	565	(28)	15	(13)	(5)	(2)
Hair Care	154	144	10	1	11	7	8
Other	22	26	(4)	—	(4)	(15)	(15)
Total	$4,005	$3,744	$261	$89	$350	7%	9%

By Region:
The Americas	$1,218	$1,308	$(90)	$10	$(80)	(7)%	(6)%
Europe, the Middle East & Africa	1,767	1,562	205	47	252	13	16
Asia/Pacific	1,020	874	146	32	178	17	20
Total	$4,005	$3,744	$261	$89	$350	7%	9%

	As Reported						%
($ in millions)	Six months ended December 31, 2018	Six months ended December 31, 2017	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	Change, in constant currency
By Product Category:
Skin Care	$3,218	$2,769	$449	$54	$503	16%	18%
Makeup	2,966	2,887	79	65	144	3	5
Fragrance	1,009	1,041	(32)	21	(11)	(3)	(1)
Hair Care	297	280	17	2	19	6	7
Other	39	41	(2)	—	(2)	(5)	(5)
Total	$7,529	$7,018	$511	$142	$653	7%	9%

By Region:
The Americas	$2,454	$2,637	$(183)	$(18)	$(165)	(7)%	(6)%
Europe, the Middle East & Africa	3,200	2,820	380	(78)	458	13	16
Asia/Pacific	1,875	1,561	314	(46)	360	20	23
Total	$7,529	$7,018	$511	$(142)	$653	7%	9%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported			Add: Goodwill and	Add:
($ in millions)	Three months ended December 31, 2018	Three months ended December 31, 2017	Variance	other intangible asset impairments	Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$565	$453	$112	$—	$(1)	$111	25%	24%
Makeup	138	219	(81)	38	—	(43)	(37)	(20)
Fragrance	84	85	(1)	—	1	—	(1)	—
Hair Care	15	17	(2)	—	—	(2)	(12)	(12)
Other	4	5	(1)	—	—	(1)	(20)	(20)
	806	779	27	$38	$—	$65	3%	8%
Charges associated with restructuring and other activities	(35)	(69)	34
Total	$771	$710	$61

By Region:
The Americas	$(61)	$98	$(159)	$38	$4	$(117)	(100 +)%	(100 +)%
Europe, the Middle East & Africa	628	463	165	—	(4)	161	36	35
Asia/Pacific	239	218	21	—	—	21	10	10
	806	779	27	$38	$—	$65	3%	8%
Charges associated with restructuring and other activities	(35)	(69)	34
Total	$771	$710	$61

	As Reported			Add: Goodwill and	Add:
($ in millions)	Six months ended December 31, 2018	Six months ended December 31, 2017	Variance	other intangible asset impairments	Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$1,031	$780	$251	$—	$(8)	$243	32%	31%
Makeup	299	395	(96)	38	—	(58)	(24)	(15)
Fragrance	139	172	(33)	—	(4)	(37)	(19)	(21)
Hair Care	29	32	(3)	—	—	(3)	(9)	(9)
Other	7	7	—	—	—	—	—	—
	1,505	1,386	119	$38	$(12)	$145	9%	10%
Charges associated with restructuring and other activities	(82)	(107)	25
Total	$1,423	$1,279	$144

By Region:
The Americas	$(28)	$198	$(226)	$38	$(8)	$(196)	(100 +)%	(98)%
Europe, the Middle East & Africa	1,086	810	276	—	(4)	272	34	33
Asia/Pacific	447	378	69	—	—	69	18	18
	1,505	1,386	119	$38	$(12)	$145	9%	10%
Charges associated with restructuring and other activities	(82)	(107)	25
Total	$1,423	$1,279	$144

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At December 31, 2018, we had cash and cash equivalents of $1,876 million compared with $2,181 million at June 30, 2018.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The recently enacted TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax.  During fiscal 2018, we changed our indefinite reinvestment assertion related to certain foreign earnings and continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings.  Our cash and cash equivalents and short- and long-term investment balances at December 31, 2018 include cash and short- and long-term investments in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of January 29, 2019, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At December 31, 2018, our outstanding borrowings were as follows:

(In millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	498	—	498
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	245	—	245
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	439	—	439
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	496	—	496
Other borrowings	8	18	26
	$3,373	$18	$3,391

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

(6)                  Consists of $500 million principal and debt issuance costs of $2 million.

(7)                  Consists of $250 million principal, a $4 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(8)                  Consists of $450 million principal, a $10 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(9)                  Consists of $500 million principal, a $3 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.

(10)             The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 44% and 43% at December 31, 2018 and June 30, 2018, respectively.

Cash Flows

	Six Months Ended December 31
(In millions)	2018	2017
Net cash provided by operating activities	$1,273	$1,439
Net cash used for investing activities	$35	$133
Net cash used for financing activities	$1,536	$362

The change in net cash flows from operations primarily reflected higher international inventory levels to support our forecasted sales activity, an unfavorable change in accounts payable due to the timing and level of payments and an increase in accounts receivable, reflecting the timing of shipments and collections.  These changes were partially offset by higher earnings before taxes.

The change in net cash flows from investing activities primarily reflected higher proceeds, net of purchases, of investments in connection with our cash investment strategy, partially offset by an increase in capital expenditures.

The change in net cash flows from financing activities primarily reflected higher treasury stock purchases and dividend payments in the current year, as well as changes in short-term debt reflecting the repayment of remaining commercial paper borrowings.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2018, see Notes to Consolidated Financial Statements, Note 12 — Equity.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our foreign exchange derivatives portfolio would have had a de minimis impact on the fair value of our portfolio as of December 31, 2018, but would have resulted in a net decrease of approximately $10 million in the fair value of our portfolio as of June 30, 2018.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $20 million and $24 million as of December 31, 2018 and June 30, 2018, respectively.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2018	2,264,490	$138.66	1,809,984	43,611,545
November 2018	723,744	141.70	723,744	42,887,801
December 2018	1,343,421	132.52	1,343,421	41,544,380
	4,331,655	137.26	3,877,149

(1)          Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)          The current repurchase program for up to 80.0 million shares was authorized by the Board of Directors on November 1, 2012 and on October 31, 2018.  Our repurchase program does not have an expiration date.

Subsequent to December 31, 2018 and as of January 29, 2019, we purchased approximately 0.9 million additional shares of our Class A Common Stock for $110 million pursuant to our share repurchase program.

Item 6. Exhibits.

Exhibit Number	Description
10.1

$1.5 Billion Credit Facility, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018).*

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: February 5, 2019	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)