Form 10-Q
period 2019-03-31
ESTEE LAUDER COMPANIES INC
filed 2019-05-01
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)-

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

At April 24, 2019, 219,271,734 shares of the registrant’s Class A Common Stock, $.01 par value, and 142,600,834 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2019	2018	2019	2018

Net sales	$3,744	$3,370	$11,273	$10,388
Cost of sales	819	683	2,552	2,147

Gross profit	2,925	2,687	8,721	8,241

Operating expenses
Selling, general and administrative	2,170	2,092	6,435	6,266
Restructuring and other charges	29	97	99	198
Goodwill impairment	48	—	68	—
Impairment of other intangible assets	4	—	22	—
Total operating expenses	2,251	2,189	6,624	6,464

Operating income	674	498	2,097	1,777

Interest expense	32	33	101	96
Interest income and investment income, net	15	16	42	40
Other components of net periodic benefit cost	1	1	1	2
Other income, net	71	—	71	—
Earnings before income taxes	727	480	2,108	1,719

Provision for income taxes	170	106	472	790
Net earnings	557	374	1,636	929

Net earnings attributable to noncontrolling interests	(2)	(2)	(8)	(7)
Net earnings attributable to The Estée Lauder Companies Inc.	$555	$372	$1,628	$922

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.53	$1.01	$4.47	$2.50
Diluted	$1.51	$.99	$4.39	$2.45

Weighted-average common shares outstanding
Basic	361.9	367.9	364.0	368.3
Diluted	368.3	375.7	370.9	375.7

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2019	2018	2019	2018

Net earnings	$557	$374	$1,636	$929

Other comprehensive income (loss):
Net unrealized investment gain (loss)	9	(6)	14	(13)
Net derivative instrument gain (loss)	(7)	(14)	2	(19)
Amounts included in net periodic benefit cost	3	5	10	15
Translation adjustments	(72)	72	(87)	154
Provision for deferred income taxes on components of other comprehensive income	(1)	(4)	(4)	(6)
Total other comprehensive income (loss)	(68)	53	(65)	131
Comprehensive income	489	427	1,571	1,060

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(2)	(8)	(7)
Translation adjustments	—	—	1	(1)
	(2)	(2)	(7)	(8)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$487	$425	$1,564	$1,052

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31	June 30
(In millions, except share data)	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,902	$2,181
Short-term investments	—	534
Accounts receivable, net	2,036	1,487
Inventory and promotional merchandise, net	1,814	1,618
Prepaid expenses and other current assets	408	348
Total current assets	7,160	6,168

Property, plant and equipment, net	1,891	1,823

Other assets
Long-term investments	173	843
Goodwill	1,865	1,926
Other intangible assets, net	1,215	1,276
Other assets	627	531
Total other assets	3,880	4,576
Total assets	$12,931	$12,567

LIABILITIES AND EQUITY
Current liabilities
Current debt	$516	$183
Accounts payable	1,068	1,182
Other accrued liabilities	2,647	1,945
Total current liabilities	4,231	3,310

Noncurrent liabilities
Long-term debt	2,883	3,361
Other noncurrent liabilities	1,200	1,186
Total noncurrent liabilities	4,083	4,547

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2019 and June 30, 2018; shares issued: 440,045,095 at March 31, 2019 and 435,413,976 at June 30, 2018; Class B shares authorized: 304,000,000 at March 31, 2019 and June 30, 2018; shares issued and outstanding: 142,600,834 at March 31, 2019 and 143,051,679 at June 30, 2018	6	6
Paid-in capital	4,331	3,972
Retained earnings	9,984	9,040
Accumulated other comprehensive loss	(498)	(434)
	13,823	12,584
Less: Treasury stock, at cost; 220,872,840 Class A shares at March 31, 2019 and 211,320,208 Class A shares at June 30, 2018	(9,235)	(7,896)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,588	4,688
Noncontrolling interests	29	22
Total equity	4,617	4,710
Total liabilities and equity	$12,931	$12,567

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31
(In millions)	2019	2018

Cash flows from operating activities
Net earnings	$1,636	$929
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	404	389
Deferred income taxes	(46)	84
Non-cash stock-based compensation	201	196
Net loss on disposal of property, plant and equipment	6	12
Non-cash restructuring and other charges	—	1
Pension and post-retirement benefit expense	53	54
Pension and post-retirement benefit contributions	(23)	(65)
Goodwill and other intangible assets impairments	90	—
Changes in fair value of contingent consideration	(18)	(6)
Gain on liquidation of an investment in a foreign subsidiary, net	(71)	—
Other non-cash items	(17)	(13)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(377)	(325)
Increase in inventory and promotional merchandise, net	(184)	—
Increase in other assets, net	(73)	(10)
Increase (decrease) in accounts payable	(105)	20
Increase in other accrued and noncurrent liabilities	280	654
Net cash flows provided by operating activities	1,756	1,920

Cash flows from investing activities
Capital expenditures	(441)	(368)
Proceeds from the disposition of investments	1,229	716
Purchases of investments	(14)	(492)
Net cash flows provided by (used for) investing activities	774	(144)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(167)	106
Repayments and redemptions of long-term debt	(1)	(1)
Net proceeds from stock-based compensation transactions	154	157
Payments to acquire treasury stock	(1,344)	(676)
Dividends paid to stockholders	(453)	(407)
Payments to noncontrolling interest holders for dividends	(3)	(1)
Net cash flows used for financing activities	(1,814)	(822)

Effect of exchange rate changes on Cash and cash equivalents	5	50
Net increase in Cash and cash equivalents	721	1,004
Cash and cash equivalents at beginning of period	2,181	1,136
Cash and cash equivalents at end of period	$2,902	$2,140

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $2 million and $65 million, net of tax, during the three months ended March 31, 2019 and 2018, respectively, and $(11) million and $149 million, net of tax, during the nine months ended March 31, 2019 and 2018, respectively.  The Company had an investment in a foreign subsidiary that owned the Company’s available-for-sale securities.  During the three months ended March 31, 2019, the Company sold its available-for-sale securities, which liquidated this investment in the foreign subsidiary.  As a result, the Company recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI (“AOCI”) to Other income, net in the accompanying consolidated statement of earnings.  See Note 2 — Investments for additional information.  For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $73 million and $(26) million during the three months ended March 31, 2019 and 2018, respectively, and $52 million and $(61) million during the nine months ended March 31, 2019 and 2018, respectively.

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

Inventory and Promotional Merchandise

Inventory and promotional merchandise, net consists of:

	March 31	June 30
(In millions)	2019	2018
Raw materials	$501	$432
Work in process	218	222
Finished goods	931	798
Promotional merchandise	164	166
	$1,814	$1,618

Property, Plant and Equipment

	March 31	June 30
(In millions)	2019	2018
Assets (Useful Life)
Land	$29	$30
Buildings and improvements (10 to 40 years)	285	237
Machinery and equipment (3 to 10 years)	764	719
Computer hardware and software (4 to 10 years)	1,217	1,193
Furniture and fixtures (5 to 10 years)	122	104
Leasehold improvements	2,251	2,152
	4,668	4,435
Less accumulated depreciation and amortization	(2,777)	(2,612)
	$1,891	$1,823

The cost of assets related to projects in progress of $388 million and $300 million as of March 31, 2019 and June 30, 2018, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $121 million and $116 million during the three months ended March 31, 2019 and 2018, respectively, and $358 million and $342 million during the nine months ended March 31, 2019 and 2018, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

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

During the six months ended December 31, 2018, the Company recorded a credit of $12 million to adjust its fiscal 2018 provisional charge associated with the Transition Tax and reflected certain technical interpretations related to the Transition Tax computation.  The final cumulative charge related to this matter is $339 million.  The charges related to the Transition Tax are primarily included in Other noncurrent liabilities in the accompanying consolidated balance sheet as of March 31, 2019.

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

The effective rate for income taxes was 23.4% and 22.1% for the three months ended March 31, 2019 and 2018, respectively.  This increase was primarily attributable to the goodwill impairment related to Smashbox, with no associated tax benefit, partially offset by a slightly lower effective tax rate on the Company’s foreign operations due to a favorable geographic mix of earnings, partially offset by the impact of GILTI.  See Note 3 — Goodwill and Other Intangible Assets for additional information relating to the Smashbox impairments.

The effective rate for income taxes was 22.4% and 46.0% for the nine months ended March 31, 2019 and 2018, respectively.  The decrease in the effective tax rate was primarily attributable to the provisional charges related to the TCJA that were recorded in the nine months ended March 31, 2018.  Also contributing to the lower effective tax rate was the impact of the lower U.S. statutory tax rate and a lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings, partially offset by the impact of GILTI and the goodwill impairment related to Smashbox.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019 and June 30, 2018, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $68 million and $60 million, respectively.  The total amount of unrecognized tax benefits at March 31, 2019 that, if recognized, would affect the effective tax rate was $47 million.  The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2019 in the accompanying consolidated statements of earnings was $1 million and $4 million, respectively.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2019 and June 30, 2018 was $13 million and $9 million, respectively.  On the basis of the information available as of March 31, 2019, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31	June 30
(In millions)	2019	2018
Advertising, merchandising and sampling	$413	$348
Employee compensation	500	579
Deferred revenue	299	33
Sales return accrual	209	—
Payroll and other taxes	235	190
Accrued income taxes	228	90
Other	763	705
	$2,647	$1,945

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

Recently Adopted Accounting Standards

Hedge Accounting

In August 2017, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to simplify hedge accounting.  The guidance includes provisions that:

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

Impact on consolidated financial statements — The Company early adopted this guidance effective as of its fiscal 2019 second quarter and applied the new guidance in its quantitative goodwill impairment test related to the Smashbox reporting unit.  See Note 3 — Goodwill and Other Intangible Assets for further information.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact on consolidated financial statements — The Company currently has an implementation team in place that is performing a comprehensive evaluation of the impact of the adoption of this guidance, which includes assessing the Company’s lease portfolio, implementing a new system to meet reporting requirements, and assessing the impact to business processes and internal controls over financial reporting and the related disclosure requirements.  While the Company’s evaluation is ongoing, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets, but will not have a material impact to its consolidated statements of earnings, earnings per share amounts and consolidated statements of cash flows.  As disclosed in Note 14 — Commitments and Contingencies in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, the Company had $3,320 million in future minimum lease commitments as of June 30, 2018.  Upon adoption, the Company’s lease liability will generally be based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability, adjusted for initial direct costs, prepaid lease payments, lease incentives received and deferred rent.  The Company plans to adopt the new standard when it becomes effective in the fiscal 2020 first quarter using the modified retrospective transition approach for leases that exist in the period of adoption and will not restate the prior comparative periods.  Under this method, the Company is required to assess the remaining future payments and lease terms of existing leases as of the beginning of the fiscal 2020 first quarter, but is not required to assess leases that expire prior to fiscal 2020.  Additionally, as of the date of adoption, the Company expects to elect the package of practical expedients that does not require the Company to 1) assess whether expired or existing contracts contain leases, 2) reassess the lease classification (i.e. operating lease vs. finance lease) for expired or existing leases and 3) change the accounting for initial direct costs.

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

NOTE 2 — INVESTMENTS

Beginning in the first quarter of fiscal 2019, the Company accounts for its cost method investments at cost, less impairment, plus/minus subsequent observable price changes, and will be required to perform an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value.  These investments were not material to the Company’s consolidated financial statements as of March 31, 2019.

During the three months ended March 31, 2019, the Company sold its available-for-sale securities, which liquidated its investment in the foreign subsidiary that owned those securities, and realized a gross loss of $6 million and a foreign currency gain of $77 million, both of which are reflected in Other income, net in the accompanying consolidated statement of earnings.

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

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $910 million and $21 million for the three months ended March 31, 2019 and 2018, respectively, and were $933 million and $317 million for the nine months ended March 31, 2019 and 2018, respectively.

NOTE 3 — GOODWILL AND OTHER INTANGIBLE ASSETS

Impairment Testing During the Nine Months Ended March 31, 2019

During December 2018, the Smashbox reporting unit made revisions to its internal forecasts reflecting a slowdown of its makeup business driven by increased competitive activity and lower than expected growth in key retail channels for the brand.  The Company concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Accordingly, the Company performed an interim impairment test as of December 31, 2018.  The Company concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, the Company recognized an impairment charge of $18 million for the trademark during the three months ended December 31, 2018.  After adjusting the carrying value of the trademark, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $20 million during the three months ended December 31, 2018.

During March 2019, the Smashbox reporting unit made additional revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand.  The Company concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Accordingly, the Company performed an interim impairment test as of March 31, 2019.  The Company concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, the Company recognized an impairment charge of $4 million for the trademark during the three months ended March 31, 2019.  After adjusting the carrying value of the trademark, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $48 million during the three months ended March 31, 2019.  The cumulative impairment charges for the trademark and goodwill during the nine months ended March 31, 2019 were $22 million and $68 million, respectively.

In the second quarter of fiscal 2019, the Company early adopted the FASB’s authoritative guidance that eliminated the second step from the quantitative goodwill impairment test.  In accordance with this guidance, the Company compared the fair value of the Smashbox reporting unit with its carrying amount to calculate the impairment charge.  The fair values of the reporting unit as of December 31, 2018 and March 31, 2019 were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the makeup product category and in the Americas region.  As of March 31, 2019, the remaining carrying values of the goodwill and trademark related to the Smashbox reporting unit were $72 million and $55 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2018
Goodwill	$185	$1,186	$256	$391	$2,018
Accumulated impairments	(36)	—	(22)	(34)	(92)
	149	1,186	234	357	1,926

Goodwill acquired during the period	—	10	—	—	10
Impairment charges	—	(68)	—	—	(68)
Translation adjustments, goodwill	(1)	—	(2)	(1)	(4)
Translation adjustments, accumulated impairments	1	—	—	—	1
	—	(58)	(2)	(1)	(61)

Balance as of March 31, 2019
Goodwill	184	1,196	254	390	2,024
Accumulated impairments	(35)	(68)	(22)	(34)	(159)
	$149	$1,128	$232	$356	$1,865

Other intangible assets consist of the following:

	March 31, 2019			June 30, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$696	$369	$327	$697	$332	$365
License agreements	43	43	—	43	43	—
	$739	$412	327	$740	$375	365
Non-amortizable intangible assets:
Trademarks and other			888			911
Total intangible assets			$1,215			$1,276

The aggregate amortization expense related to amortizable intangible assets was $13 million for the three months ended March 31, 2019 and 2018 and was $38 million for the nine months ended March 31, 2019 and 2018.  The estimated aggregate amortization expense for the remainder of fiscal 2019 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2019	2020	2021	2022	2023
Estimated aggregate amortization expense	$13	$44	$43	$42	$42

NOTE 4 — CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum.  LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value.  The Company plans to approve specific initiatives under LBF through fiscal 2019 related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to complete those initiatives through fiscal 2021.  Inclusive of approvals from inception through March 31, 2019, the Company estimates that LBF may result in related restructuring and other charges totaling between $900 million and $950 million, before taxes.  In connection with LBF, at this time, the Company estimates a net reduction over the duration of LBF in the range of 1,800 to 2,000 positions globally.  This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Approvals

Of the $900 million to $950 million restructuring and other charges expected to be incurred, total cumulative charges approved by the Company through March 31, 2019, some of which were recorded from Program inception through March 31, 2019, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$87	$71	$190
Fiscal 2017	11	10	132	118	271
Fiscal 2018	—	24	166	68	258
Nine months ended March 31, 2019	—	23	34	44	101
Adjustments through March 31, 2019	(1)	(2)	(52)	(3)	(58)
Cumulative through March 31, 2019	$14	$83	$367	$298	$762

Included in the above table, cumulative restructuring initiatives approved by the Company through March 31, 2019 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$75	$3	$5	$4	$87
Fiscal 2017	126	1	—	5	132
Fiscal 2018	161	—	1	4	166
Nine months ended March 31, 2019	32	1	—	1	34
Adjustments through March 31, 2019	(47)	—	(3)	(2)	(52)
Cumulative through March 31, 2019	$347	$5	$3	$12	$367

During the nine months ended March 31, 2019, the Company continued to approve initiatives to optimize select corporate functions and enhance its go-to-market support structures.  These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services primarily related to the implementation and integration of new processes and technologies, temporary labor backfill and recruitment related to the new capabilities.  The Company continued to approve implementation costs, temporary labor backfill and consulting fees for an initiative related to supply chain planning activities, as well as employee-related costs to enable the investment in new capabilities to improve engineering processes related to certain product lines.  In addition, the Company approved other charges to support the LBF Project Management Office, consisting of internal and external resources that are intended to further drive project integration, organizational design capabilities and change management throughout the organization.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Program-to-Date Restructuring and Other Charges

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Fiscal 2018	8	18	127	104	257
Nine months ended March 31, 2019	2	16	31	68	117
Cumulative through March 31, 2019	$13	$49	$355	$250	$667

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Fiscal 2018	124	1	1	1	127
Nine months ended March 31, 2019	30	—	—	1	31
Cumulative through March 31, 2019	$344	$4	$3	$4	$355

Accrued restructuring charges from Program inception through March 31, 2019 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	180	—	1	—	181

Charges	30	—	—	1	31
Cash payments	(77)	—	(1)	(2)	(80)
Noncash asset write-offs	—	—	—	—	—
Translation and other adjustments	(2)	—	—	—	(2)
Balance at March 31, 2019	$131	$—	$—	$(1)	$130

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  Accrued restructuring charges at March 31, 2019 are expected to result in cash expenditures funded from cash provided by operations of approximately $57 million, $54 million, $16 million, $2 million and $1 million for the remainder of fiscal 2019 and for fiscal 2020, 2021, 2022 and 2023, respectively.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2019	June 30 2018	Balance Sheet Location	March 31 2019	June 30 2018
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$28	$30	Other accrued liabilities	$5	$5
Interest rate swap contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	9	26

Total Derivatives Designated as Hedging Instruments		28	30		14	31

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	3	3	Other accrued liabilities	4	8
Total derivatives		$31	$33		$18	$39

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended March 31		(Loss) Reclassified from AOCI into	Three Months Ended March 31
(In millions)	2019	2018	Earnings	2019	2018(2)
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$2	$(32)	Net sales	$8	$—
			Cost of sales	—	(8)
			Selling, general and administrative	—	(10)
Interest rate-related derivatives	—	—	Interest expense	1	—
Total derivatives	$2	$(32)		$9	$(18)

(1)   The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.

(2)   The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was not material.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Nine Months Ended March 31		(Loss) Reclassified from AOCI into	Nine Months Ended March 31
(In millions)	2019	2018	Earnings	2019	2018(2)
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$18	$(59)	Net sales	$15	$—
			Cost of sales	—	(20)
			Selling, general and administrative	—	(21)
Interest rate-related derivatives	—	—	Interest expense	1	1
Total derivatives	$18	$(59)		$16	$(40)

(1)   The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.

(2)   The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was not material.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2019	2018	2019	2018
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$8	$(11)	$17	$(23)

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding the cumulative amount of fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Line Item in the Consolidated Balance Sheets in	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
Which the Hedged Item is Included	March 31, 2019	March 31, 2019
Current debt	$(248)	$(2)
Long-term debt	(690)	(7)
Total debt	$(938)	$(9)

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31, 2019		Nine Months Ended March 31, 2019
(In millions)	Net Sales	Interest expense	Net Sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,744	$32	$11,273	$101

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships — interest rate contracts:
Hedged item	Not applicable	8	Not applicable	17
Derivatives designated as hedging instruments	Not applicable	(8)	Not applicable	(17)

Gain (loss) on cash flow hedge relationships — interest rate contracts:
Amount of gain reclassified from AOCI into earnings	Not applicable	1	Not applicable	1

Gain (loss) on cash flow hedge relationships — foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	8	Not applicable	15	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	Derivatives	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(12)	$10	$(2)	$5

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2021.  Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment.  At March 31, 2019, the Company had foreign currency forward contracts with a notional amount totaling $4,526 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to net sales when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period net sales.  As of March 31, 2019, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2019 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $17 million.  The accumulated net gain on derivative instruments in AOCI was $55 million and $53 million as of March 31, 2019 and June 30, 2018, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $31 million at March 31, 2019.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$31	$—	$31

Liabilities:
Foreign currency forward contracts	$—	$9	$—	$9
Interest rate swap contracts	—	9	—	9
Contingent consideration	—	—	78	78
Total	$—	$18	$78	$96

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$33	$—	$33
Available-for-sale securities:
U.S. government and agency securities	—	422	—	422
Foreign government and agency securities	—	112	—	112
Corporate notes and bonds	—	472	—	472
Time deposits	—	200	—	200
Other securities	—	16	—	16
Total	$—	$1,255	$—	$1,255

Liabilities:
Foreign currency forward contracts	$—	$13	$—	$13
Interest rate swap contracts	—	26	—	26
Contingent consideration	—	—	96	96
Total	$—	$39	$96	$135

The estimated fair values of the Company’s financial instruments are as follows:

	March 31		June 30
	2019		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,902	$2,902	$2,181	$2,181
Available-for-sale securities	—	—	1,222	1,222
Current and long-term debt	3,399	3,604	3,544	3,667
Additional purchase price payable	3	3	3	3
Contingent consideration	78	78	96	96

Derivatives
Foreign currency forward contracts — asset (liability), net	22	22	20	20
Interest rate swap contracts — asset (liability), net	(9)	(9)	(26)	(26)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s impairment charges for the nine months ended March 31, 2019 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)

Goodwill	$68	March 31, 2019	$72
Other intangible assets, net (trademark)	22	March 31, 2019	55
Total	$90		$127

(1)   See Note 3 — Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents — Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, time deposits and money market funds (classified within Level 1 of the valuation hierarchy).  The carrying amount approximates fair value, primarily due to the short maturity of cash equivalent instruments.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at March 31, 2019:

Risk-adjusted discount rate	2.7%
Revenue volatility	5.9% to 6.0%
Asset volatility	25.5%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	70.0%
Revenue discount rates	4.7% to 4.9%
Earnings before income tax, depreciation and amortization discount rate	13.3%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the nine months ended March 31, 2019 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2018	$96
Changes in fair value	(18)
Contingent consideration at March 31, 2019	$78

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $31 million and $29 million as of March 31, 2019 and June 30, 2018, respectively.  The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Payment terms are short-term in nature and are generally less than one year.  As a result of the adoption of ASC 606, amounts relating to the Company’s sales return accrual are recorded within Other accrued liabilities and the corresponding return asset is recorded in Inventory and promotional merchandise, net, and are no longer included as a reduction to Accounts receivable, net.  The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good/service is transferred and payment is received within one year.

Deferred Revenue

Significant changes in deferred revenue during the nine months ended March 31, 2019 are as follows:

(In millions)
Balance at July 1, 2018	$380
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(296)
Revenue deferred during the period	272
Other	(2)
Balance at March 31, 2019	$354

Transaction Price Allocated to the Remaining Performance Obligations

At March 31, 2019, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $299 million.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the impacts of the adoption of ASC 606 on the Company’s consolidated financial statements as of and for the three and nine months ended March 31, 2019:

Consolidated Statements of Earnings

	Three Months Ended March 31, 2019			Nine Months Ended March 31, 2019
(In millions, except per share data)	As Reported	Impact	Prior to the adoption of ASC 606	As Reported	Impact	Prior to the adoption of ASC 606
Net sales	$3,744	$(106)	$3,638	$11,273	$28	$11,301
Cost of sales	819	(67)	752	2,552	(219)	2,333
Gross profit	2,925	(39)	2,886	8,721	247	8,968

Selling, general and administrative	2,170	87	2,257	6,435	288	6,723

Operating income	674	(126)	548	2,097	(41)	2,056

Provision for income taxes	170	(28)	142	472	(9)	463
Net earnings attributable to The Estée Lauder Companies Inc.	555	(98)	457	1,628	(32)	1,596

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.53	$(.27)	$1.26	$4.47	$(.09)	$4.38
Diluted	$1.51	$(.27)	$1.24	$4.39	$(.09)	$4.30

Consolidated Balance Sheet

	March 31, 2019
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606
Accounts receivable, net	$2,036	$(211)	$1,825
Inventory and promotional merchandise, net	1,814	(26)	1,788
Other assets	627	(60)	567
Total assets	12,931	(297)	12,634

Other accrued liabilities	2,647	(438)	2,209
Other noncurrent liabilities	1,200	(55)	1,145
Total liabilities	8,314	(493)	7,821

Retained earnings	9,984	197	10,181
Accumulated other comprehensive loss	(498)	(1)	(499)
Total stockholders’ equity — The Estée Lauder Companies Inc.	4,588	196	4,784

Consolidated Statement of Cash Flows

	Nine Months Ended March 31, 2019
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606
Net earnings	$1,636	$(32)	$1,604

Changes in operating assets and liabilities
Increase in accounts receivable, net	(377)	13	(364)
Increase in inventory and promotional merchandise, net	(184)	(1)	(185)
Increase in other assets, net	(73)	(9)	(82)
Increase in other accrued and noncurrent liabilities	280	29	309
Net cash flows provided by operating activities	1,756	—	1,756

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

The components of net periodic benefit cost for the three months ended March 31, 2019 and 2018 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2019	2018	2019	2018	2019	2018
Service cost	$10	$10	$8	$7	$1	$1
Interest cost	10	9	3	3	2	2
Expected return on plan assets	(15)	(13)	(3)	(4)	(1)	(1)
Amortization of:
Prior service cost	—	—	—	—	—	—
Actuarial loss	3	3	—	2	—	—
Net periodic benefit cost	$8	$9	$8	$8	$2	$2

The components of net periodic benefit cost for the nine months ended March 31, 2019 and 2018 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2019	2018	2019	2018	2019	2018
Service cost	$28	$28	$23	$22	$2	$2
Interest cost	28	25	9	9	6	5
Expected return on plan assets	(41)	(39)	(10)	(11)	(2)	(2)
Amortization of:
Prior service cost	—	—	—	—	—	1
Actuarial loss	8	10	2	4	—	—
Net periodic benefit cost	$23	$24	$24	$24	$6	$6

During the nine months ended March 31, 2019, the Company made contributions to its international pension plans totaling $10 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	March 31	June 30
(In millions)	2019	2018
Other assets	$173	$181
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(384)	(375)
Funded status	(238)	(221)
Accumulated other comprehensive loss	223	234
Net amount recognized	$(15)	$13

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

NOTE 10 — STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2019	2018	2019	2018
Compensation expense	$70	$64	$201	$196
Income tax benefit	$13	$13	$38	$41

Stock Options

During the nine months ended March 31, 2019, the Company granted stock options in respect of approximately 1.7 million shares of Class A Common Stock with an exercise price per share of $138.23 and a weighted-average grant date fair value per share of $38.62.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.  The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2019 was $215 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 1.2 million shares of Class A Common Stock during the nine months ended March 31, 2019 with a weighted-average grant date fair value per share of $139.48 that, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2020, 0.4 million in fiscal 2021 and 0.4 million in fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the nine months ended March 31, 2019, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $138.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2021, all subject to continued employment or the retirement of the grantees.  In February 2019, the Company granted PSUs with a target payout of approximately 0.1 million shares with a weighted-average grant date fair value per share of $156.53, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of certain subsidiaries of the Company for the fiscal year ending June 30, 2022.  For PSUs granted, no settlement will occur for results below the applicable minimum threshold.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2019	2018	2019	2018
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$555	$372	$1,628	$922

Denominator:
Weighted-average common shares outstanding — Basic	361.9	367.9	364.0	368.3
Effect of dilutive stock options	4.6	5.6	4.8	5.1
Effect of PSUs	0.3	0.3	0.3	0.2
Effect of RSUs	1.5	1.9	1.8	2.1
Weighted-average common shares outstanding — Diluted	368.3	375.7	370.9	375.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.53	$1.01	$4.47	$2.50
Diluted	$1.51	$.99	$4.39	$2.45

As of March 31, 2019 and 2018, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.6 million shares and de minimis, respectively.  As of March 31, 2019 and 2018, 1.3 million shares and 1.2 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 — Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — EQUITY

Total Stockholders’ Equity — The Estée Lauder Companies Inc.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2019	2018	2019	2018
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	4,162	3,773	3,972	3,559
Common stock dividends	—	—	—	2
Stock-based compensation	169	138	359	350
Paid-in capital, end of the period	4,331	3,911	4,331	3,911

Retained earnings, beginning of the period	9,586	8,733	9,040	8,452
Common stock dividends	(157)	(141)	(455)	(410)
Net earnings attributable to The Estée Lauder Companies Inc.	555	372	1,628	922
Reclassification from accumulated other comprehensive loss as a result of the adoption of a new accounting standard	—	32	—	32
Cumulative effect of adoption of ASC 606	—	—	(229)	—
Retained earnings, end of the period	9,984	8,996	9,984	8,996

Accumulated other comprehensive loss, beginning of the period	(430)	(407)	(434)	(484)
Reclassification to retained earnings as a result of the adoption of a new accounting standard	—	(32)	—	(32)
Other comprehensive income (loss)	(68)	53	(64)	130
Accumulated other comprehensive loss, end of the period	(498)	(386)	(498)	(386)

Treasury stock, beginning of the period	(9,018)	(7,540)	(7,896)	(7,149)
Acquisition of treasury stock	(215)	(275)	(1,248)	(605)
Stock-based compensation	(2)	(1)	(91)	(62)
Treasury stock, end of the period	(9,235)	(7,816)	(9,235)	(7,816)

Total stockholders’ equity — The Estée Lauder Companies Inc.	4,588	4,711	4,588	4,711

Noncontrolling interests, beginning of the period	27	24	22	18
Net earnings attributable to noncontrolling interests	2	2	8	7
Other comprehensive income	—	—	(1)	1
Noncontrolling interests, end of the period	29	26	29	26

Total equity	$4,617	$4,737	$4,617	$4,737

Cash dividends declared per common share	$.43	$.38	$1.24	$1.10

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2019:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2018	August 31, 2018	September 17, 2018	$.38
October 30, 2018	November 30, 2018	December 17, 2018	$.43
February 4, 2019	February 28, 2019	March 15, 2019	$.43

On April 30, 2019, a dividend was declared in the amount of $.43 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on June 17, 2019 to stockholders of record at the close of business on May 31, 2019.

Common Stock

During the nine months ended March 31, 2019, the Company purchased approximately 9.7 million shares of its Class A Common Stock for $1,344 million.

On October 31, 2018, the Company’s Board of Directors authorized the repurchase of up to another 40.0 million shares of the Company’s Class A Common Stock.

During the nine months ended March 31, 2019, approximately 0.5 million shares of the Company’s Class B Common Stock were converted into the same number of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2019:

(In millions)	Net Unrealized Investment Gain (Loss)	Net Derivative Instrument Gain (Loss)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments	Total
Balance at June 30, 2018	$(14)	$39	$(175)	$(284)	$(434)
OCI before reclassifications	8	14	1 (1)	(11)	12
Amounts reclassified to Net earnings	6	(12)	7	(77)	(76)
Net current-period OCI	14	2	8	(88)	(64)
Balance at March 31, 2019	$—	$41	$(167)	$(372)	$(498)

(1) Consists of foreign currency translation gains.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2019 and 2018:

	Amount Reclassified from AOCI
	Three Months Ended March 31		Nine Months Ended March 31			Affected Line Item in Consolidated
(In millions)	2019	2018	2019	2018		Statements of Earnings
Gain (Loss) on Investments
Gain (loss) on investments	$(6)	$—	$(6)	$—		Other income, net
Benefit (provision) for deferred taxes	—	—	—	—		Provision for income taxes
	$(6)	$—	$(6)	$—		Net earnings

Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$8	$—	$15	$—		Net sales
Foreign currency forward contracts	—	(8)	—	(20)		Cost of sales
Foreign currency forward contracts	—	(10)	—	(21)		Selling, general and administrative
Interest rate-related derivatives	1	—	1	1		Interest expense
	9	(18)	16	(40)		Earnings before income taxes
Benefit (provision) for deferred taxes	(2)	6	(4)	13		Provision for income taxes
	$7	$(12)	$12	$(27)		Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$—	$—	$(1	)(1)
Amortization of actuarial loss	(3)	(5)	(10)	(14	)(1)
	(3)	(5)	(10)	(15)		Earnings before income taxes
Benefit for deferred taxes	1	—	3	3		Provision for income taxes
	$(2)	$(5)	$(7)	$(12)		Net earnings

Cumulative Translation Adjustments
Gain on liquidation of an investment in a foreign subsidiary	$77	$—	$77	$—		Other income, net
Total reclassification adjustments, net	$76	$(17)	$76	$(39)		Net earnings

(1) See Note 8 — Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STATEMENT OF CASH FLOWS

Supplemental cash flow information for the nine months ended March 31, 2019 and 2018 is as follows:

(In millions)	2019	2018
Cash:
Cash paid during the period for interest	$99	$97
Cash paid during the period for income taxes	$400	$283

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$8	$4
Property, plant and equipment accrued but unpaid	$39	$32

NOTE 14 — SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance.  Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis.  Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, charges associated with restructuring and other activities and other income, net.  Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2019	2018	2019	2018
PRODUCT CATEGORY DATA

Net sales:
Skin Care	$1,744	$1,447	$4,962	$4,216
Makeup	1,461	1,388	4,427	4,275
Fragrance	392	382	1,401	1,423
Hair Care	136	139	433	419
Other	13	14	52	55
	3,746	3,370	11,275	10,388
Returns associated with restructuring and other activities	(2)	—	(2)	—
Net sales	$3,744	$3,370	$11,273	$10,388

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$593	$441	$1,624	$1,221
Makeup	99	119	398	514
Fragrance	17	23	156	195
Hair Care	(2)	13	27	45
Other	2	2	9	9
	709	598	2,214	1,984
Reconciliation:
Charges associated with restructuring and other activities	(35)	(100)	(117)	(207)
Interest expense	(32)	(33)	(101)	(96)
Interest income and investment income, net	15	16	42	40
Other components of net periodic benefit cost	(1)	(1)	(1)	(2)
Other income, net	71	—	71	—
Earnings before income taxes	$727	$480	$2,108	$1,719

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,155	$1,181	$3,609	$3,818
Europe, the Middle East & Africa	1,625	1,416	4,825	4,236
Asia/Pacific	966	773	2,841	2,334
	3,746	3,370	11,275	10,388
Returns associated with restructuring and other activities	(2)	—	(2)	—
Net sales	$3,744	$3,370	$11,273	$10,388

Operating income (loss):
The Americas	$(29)	$33	$(57)	$231
Europe, the Middle East & Africa	494	386	1,580	1,196
Asia/Pacific	244	179	691	557
	709	598	2,214	1,984
Charges associated with restructuring and other activities	(35)	(100)	(117)	(207)
Operating income	$674	$498	$2,097	$1,777

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in over 150 countries and territories.  The following table is a comparative summary of operating results for the three and nine months ended March 31, 2019 and 2018, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance or hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2019	2018	2019	2018
NET SALES
By Product Category:
Skin Care	$1,744	$1,447	$4,962	$4,216
Makeup	1,461	1,388	4,427	4,275
Fragrance	392	382	1,401	1,423
Hair Care	136	139	433	419
Other	13	14	52	55
	3,746	3,370	11,275	10,388
Returns associated with restructuring and other activities	(2)	—	(2)	—
Net sales	$3,744	$3,370	$11,273	$10,388

By Region:
The Americas	$1,155	$1,181	$3,609	$3,818
Europe, the Middle East & Africa	1,625	1,416	4,825	4,236
Asia/Pacific	966	773	2,841	2,334
	3,746	3,370	11,275	10,388
Returns associated with restructuring and other activities	(2)	—	(2)	—
Net sales	$3,744	$3,370	$11,273	$10,388

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$593	$441	$1,624	$1,221
Makeup	99	119	398	514
Fragrance	17	23	156	195
Hair Care	(2)	13	27	45
Other	2	2	9	9
	709	598	2,214	1,984
Charges associated with restructuring and other activities	(35)	(100)	(117)	(207)
Operating income	$674	$498	$2,097	$1,777

By Region:
The Americas	$(29)	$33	$(57)	$231
Europe, the Middle East & Africa	494	386	1,580	1,196
Asia/Pacific	244	179	691	557
	709	598	2,214	1,984
Charges associated with restructuring and other activities	(35)	(100)	(117)	(207)
Operating income	$674	$498	$2,097	$1,777

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.9	20.3	22.6	20.7
Gross profit	78.1	79.7	77.4	79.3

Operating expenses:
Selling, general and administrative	58.0	62.1	57.1	60.3
Restructuring and other charges	0.8	2.9	0.9	1.9
Goodwill impairment	1.3	—	0.6	—
Impairment of other intangible assets	0.1	—	0.2	—
Total operating expenses	60.1	65.0	58.8	62.2

Operating income	18.0	14.8	18.6	17.1
Interest expense	0.9	1.0	0.9	1.0
Interest income and investment income, net	0.4	0.5	0.4	0.4
Other components of net periodic benefit cost	—	—	—	—
Other income, net	1.9	—	0.6	—

Earnings before income taxes	19.4	14.2	18.7	16.5
Provision for income taxes	4.5	3.1	4.2	7.6

Net earnings	14.9	11.1	14.5	8.9
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	14.8%	11.0%	14.4%	8.9%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

During the third quarter of fiscal 2019, our global net sales momentum continued, fueled by our multiple engines of growth.  Net sales grew 11% as compared with the prior-year period, led by our skin care and makeup product categories.  Estée Lauder, La Mer and Origins continued to drive growth in skin care, with net sales from Estée Lauder and La Mer growing double digits.  The higher net sales from Tom Ford, Estée Lauder and La Mer drove the makeup category growth.  Internationally, our net sales grew in many markets, particularly in Asia/Pacific, led by China and Hong Kong, while our travel retail business continued to generate double-digit net sales increases.  We believe that our success has been due, in part, to our focus on innovation and our hero product strategy supported by targeted consumer engagement leveraging digital marketing and social media.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries.  We are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom.  This is due to the impact of shifts in consumer preferences as to where and how they shop, as well as adverse macroeconomic conditions in those countries.  We continue monitoring the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s anticipated exit from the European Union (i.e. Brexit) and continue developing our risk mitigation strategies to address such uncertainties.  These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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

Goodwill and Other Intangible Asset Impairments

During December 2018, our Smashbox reporting unit made revisions to its internal forecasts reflecting a slowdown of its makeup business driven by increased competitive activity and lower than expected growth in key retail channels for the brand.  We concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Accordingly, we performed an interim impairment test as of December 31, 2018.  We concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, we recognized an impairment charge of $18 million for the trademark during the three months ended December 31, 2018.  After adjusting the carrying value of the trademark, we completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $20 million during the three months ended December 31, 2018.

During March 2019, our Smashbox reporting unit made additional revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand.  We concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill.  Accordingly, we performed an interim impairment test as of March 31, 2019.  We concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, we recognized an impairment charge of $4 million for the trademark during the three months ended March 31, 2019.  After adjusting the carrying value of the trademark, we completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $48 million during the three months ended March 31, 2019.  The cumulative impairment charges for the trademark and goodwill during the nine months ended March 31, 2019 were $22 million and $68 million, respectively.

The fair values of the reporting unit as of December 31, 2018 and March 31, 2019 were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the makeup product category and in the Americas region.  The key assumptions used to determine the estimated fair value of the reporting unit are predicated on the success of future new product launches, the achievement of international distribution expansion plans, and the realization of cost reduction and other efficiency efforts.  If such plans do not materialize, or if there are further challenges in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit and it is possible we could recognize an additional impairment charge.  As of March 31, 2019, the remaining carrying values of the goodwill and trademark related to the Smashbox reporting unit were $72 million and $55 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$3,744	$3,370	$11,273	$10,388
$ Change from prior-year period	374		885
% Change from prior-year period	11%		9%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	15%		11%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and nine months ended March 31, 2019, reported net sales increased in the skin care and makeup product categories and grew in Europe, the Middle East & Africa and Asia/Pacific.  Skin care net sales primarily benefited from higher sales of Estée Lauder and La Mer products.  Net sales increases from Tom Ford, Estée Lauder, La Mer and M•A•C drove the increase in the makeup product category.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, and the continued success of certain hero franchises.  Net sales increases in China and Hong Kong continued to drive growth internationally, which contributed to the growth in our online channel (primarily third-party online platforms), while the growth in our travel retail business continued to benefit from the increase in international passenger traffic, particularly by Chinese travelers.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities.

During the first quarter of fiscal 2019, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606 — Revenue from Contracts with Customers (“ASC 606”).  The adoption of ASC 606 resulted in the deferral of a portion of product sales primarily related to future obligations (i) to provide gift with purchase and purchase with purchase promotional products and (ii) to satisfy customer loyalty program reward obligations, as well as the timing and classification of certain net demonstration payments to and from customers.  The collective impact of the adoption of ASC 606 increased (reduced) reported net sales for the three and nine months ended March 31, 2019 by $106 million and $(28) million, respectively.  For further information, see Notes to Consolidated Financial Statements, Note 7 — Revenue Recognition.

Product Categories

The change in net sales in each product category for the three and nine months ended March 31, 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows:

	March 31, 2019
(In millions)	Three Months Ended	Nine Months Ended
Skin Care	$56	$(32)
Makeup	41	10
Fragrance	9	(9)
Hair Care	(1)	—
Other	1	3
Total	$106	$(28)

THE ESTÉE LAUDER COMPANIES INC.

Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,744	$1,447	$4,962	$4,216
$ Change from prior-year period	297		746
% Change from prior-year period	21%		18%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	25%		20%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, reflecting higher net sales from Estée Lauder and La Mer, combined, of approximately $234 million and $693 million for the three and nine months ended March 31, 2019, respectively.  Net sales increased from Estée Lauder, led by China and Hong Kong, reflecting the continued strength of existing product franchises, such as Advanced Night Repair, Nutritious, Perfectionist, Micro Essence and Revitalizing Supreme, and new product launches, such as Advanced Night Repair Eye Supercharged Complex, which drove growth in most channels of distribution, primarily our travel retail, online and department store channels.  The increase in net sales from La Mer reflected growth from most markets, led by China and Hong Kong, and benefited from the strength in eye products, other existing products, such as The Treatment Lotion, and targeted expanded consumer reach.  Also contributing to the growth of La Mer were the increase in Chinese travelers, which led to the brand’s growth in travel retail and department stores, and higher net sales in our online channel in China (primarily third-party online platforms).

The skin care net sales increases were impacted by approximately $63 million and $117 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2019, respectively.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,461	$1,388	$4,427	$4,275
$ Change from prior-year period	73		152
% Change from prior-year period	5%		4%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	10%		6%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup net sales increased, reflecting higher net sales from Tom Ford, Estée Lauder, La Mer and M•A•C, combined, of approximately $59 million and $255 million for the three and nine months ended March 31, 2019, respectively, as well as the impacts of ASC 606 noted above.  The net sales increase in both periods from Tom Ford was driven by higher net sales of lipstick and eyeshadow products in Asia/Pacific, in particular China, and our travel retail business, as well as targeted expanded consumer reach.  The higher net sales from Estée Lauder were primarily due to the success of our Double Wear franchise, Futurist Aqua Brilliance and the Pure Color line of products, which drove higher net sales in China, Hong Kong and Korea, as well as in travel retail.  The increase in net sales from La Mer reflected double-digit growth in both periods and benefitted from new products, such as The Luminous Lifting Cushion Foundation, and targeted expanded consumer reach.  The net sales increases in China, as well as the increase in Chinese travelers, also contributed to the growth of La Mer, and led to the brand’s growth in travel retail.  The net sales increase from M•A•C in both periods was driven primarily by our Asia/Pacific region, led by China and Hong Kong, as well as the Middle East.  The higher net sales in Asia/Pacific was primarily due to targeted expanded consumer reach and the strength of lip products in China, including the success of the Strike of Kings collection. The increase in the Middle East reflected a favorable comparison to the prior year due to the rebalancing of inventory.  The increase for M•A•C also reflected higher net sales in our travel retail business, online third-party platforms and the specialty-multi channel.  Partially offsetting these increases for the brand were lower net sales from the United Kingdom due to overall softness in the makeup category there, continued competitive pressures and adverse macroeconomic conditions, as well as continued declines in the United States primarily due to slower traffic in certain department stores and freestanding stores.

These increases were partially offset by lower net sales from Clinique and Smashbox, combined, of approximately $39 million and $138 million for the three and nine months ended March 31, 2019, respectively.  The decline in net sales from Clinique reflected the negative impact of the liquidation and closure of a certain North American retailer, as well as overall softness in the makeup category and adverse macroeconomic conditions in the United Kingdom.  The lower net sales from Smashbox reflected the continued slowdown of its makeup business driven by ongoing competitive activity and lower growth in key retail channels for the brand.

The makeup net sales increases were impacted by approximately $60 million and $125 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2019, respectively.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$392	$382	$1,401	$1,423
$ Change from prior-year period	10		(22)
% Change from prior-year period	3%		(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	7%		1%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three months ended March 31, 2019, reflecting higher net sales from Estée Lauder, Jo Malone London, Tom Ford and Le Labo, combined, of approximately $23 million, mostly offset by lower net sales from certain of our designer fragrances.  For the nine months ended March 31, 2019, reported fragrance net sales decreased primarily due to lower net sales from certain of our designer fragrances and Estée Lauder, combined, of approximately $87 million, partially offset by higher net sales from Jo Malone London, Le Labo and Tom Ford, combined, of approximately $60 million.  The change in net sales from Estée Lauder in both periods was primarily due to the change in the mix of products included in the brand’s holiday blockbuster promotion.  The increase in net sales from Jo Malone London for both periods was driven primarily by growth from our Asia/Pacific region, led by China, due to targeted expanded consumer reach.  Net sales increased from Tom Ford in both periods, primarily reflecting higher net sales from the Private Blend franchise, particularly Soleil Blanc and Oud Wood, and targeted expanded consumer reach.  Net sales increased from Le Labo due to the success of existing products and targeted expanded consumer reach globally, which led to strong growth of the brand in our department store and freestanding store channels.

THE ESTÉE LAUDER COMPANIES INC.

The lower net sales from certain of our designer fragrances for both periods was primarily due to an unfavorable comparison to the prior-year launch of Michael Kors Sexy Ruby in North America, as well as the challenging retail environment in the United Kingdom.

The changes in fragrance net sales were impacted by approximately $18 million and $39 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2019, respectively.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$136	$139	$433	$419
$ Change from prior-year period	(3)		14
% Change from prior-year period	(2)%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	1%		5%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three months ended March 31, 2019, primarily reflecting lower net sales from Bumble and bumble primarily due to the softness in the salon channel in North America.

Reported hair care net sales increased for the nine months ended March 31, 2019, primarily reflecting growth from Aveda, partially offset by lower net sales from Bumble and bumble due to the softness in the salon channel in North America.  The higher net sales from Aveda, particularly in our online channel, was primarily driven by the launch of Cherry Almond Softening Shampoo and Conditioner and continued success of certain hero franchises, such as the Rosemary Mint and Shampure lines of products.

Geographic Regions

The change in net sales in each geographic region for the three and nine months ended March 31, 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows:

	March 31, 2019
(In millions)	Three Months Ended	Nine Months Ended
The Americas	$54	$(45)
Europe, the Middle East & Africa	21	25
Asia/Pacific	31	(8)
Total	$106	$(28)

The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,155	$1,181	$3,609	$3,818
$ Change from prior-year period	(26)		(209)
% Change from prior-year period	(2)%		(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(2)%		(5)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported net sales in The Americas for the three and nine months ended March 31, 2019 decreased due to lower net sales in the United States of approximately $12 million and $160 million, respectively.  The lower net sales for the three and nine months ended March 31, 2019 were driven primarily by lower net sales from M•A•C, Smashbox and Clinique.  The net sales decreases from M•A•C were primarily due to the continued traffic declines in department stores and freestanding stores.  The lower net sales from Smashbox reflected the continued slowdown of its makeup business driven by ongoing competitive activity and lower growth in key retail channels for the brand.  The lower net sales from Clinique were negatively impacted by the liquidation and closure of a certain North American retailer.  In addition, net sales in Latin America and Canada, combined, decreased approximately $14 million and $49 million for the three and nine months ended March 31, 2019, respectively, primarily due to lower net sales in both periods from M•A•C and Clinique, particularly in department stores and freestanding stores.

The net sales decreases in The Americas included approximately $6 million and $24 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2019, respectively.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,625	$1,416	$4,825	$4,236
$ Change from prior-year period	209		589
% Change from prior-year period	15%		14%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	22%		18%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased due to higher net sales from our travel retail business for the three and nine months ended March 31, 2019, respectively.  Net sales increased in our travel retail business, reflecting strong growth across most brands, led by Estée Lauder, La Mer, M•A•C and Tom Ford, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as strategic investment spend supporting both new and existing products, such as the La Mer Arrive Hydrated Campaign.  Also contributing to the increase were targeted expanded consumer reach and new product offerings, such as Estée Lauder’s Advanced Night Repair Eye Supercharged Complex.

Partially offsetting the net sales increases were lower net sales in certain Western European markets, primarily reflecting challenging environments in France, Benelux and Germany, as well as lower net sales in the United Kingdom, primarily driven by competitive pressures and adverse macroeconomic conditions. These decreases were approximately $42 million and $93 million, combined, for the three and nine months ended March 31, 2019, respectively.

The net sales increases in Europe, the Middle East & Africa included approximately $97 million and $175 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$966	$773	$2,841	$2,334
$ Change from prior-year period	193		507
% Change from prior-year period	25%		22%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	31%		26%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Hong Kong, combined, of approximately $164 million and $451 million for the three and nine months ended March 31, 2019, respectively.  In both periods, the higher net sales in China, led by Estée Lauder, La Mer and M•A•C, reflected continued growth from the strong demand for skin care and makeup products that benefitted virtually every channel, particularly online (primarily third-party online platforms), department stores, freestanding stores and specialty-multi.  The net sales growth in Hong Kong in both periods, also led by Estée Lauder, La Mer and M•A•C, reflected a strong retail environment due to increased tourism, particularly from Chinese travelers, targeted expanded consumer reach and the continued success of certain hero franchises.

The net sales increases in Asia/Pacific included approximately $43 million and $89 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2019, respectively.

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin decreased to 78.1% for the three months ended March 31, 2019 as compared with 79.7% in the prior-year period, and decreased to 77.4% for the nine months ended March 31, 2019 as compared with 79.3% in the prior-year period.

	Favorable (Unfavorable) Basis Points
	March 31, 2019
	Three Months Ended	Nine Months Ended
Foreign exchange transactions	(40)	(30)
Mix of business	70	85
Obsolescence charges	(65)	(40)
Manufacturing costs and other	(10)	(15)
Adoption of new accounting standards (ASC 606 and hedge accounting)	(115)	(190)
Total	(160)	(190)

The decrease in gross margin for the three and nine months ended March 31, 2019 primarily reflected the net impact of the adoption of recently issued accounting standards.  For more information see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments and Note 7 — Revenue Recognition.  The favorable impact from our mix of business primarily reflected favorable changes in the shipments of promotional items, strategic pricing and product category mix, partially offset by the unfavorable impact from new product introductions.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 60.1% for the three months ended March 31, 2019 as compared with 65.0% in the prior-year period, and decreased to 58.8% for the nine months ended March 31, 2019 as compared with 62.2% in the prior-year period.

	Favorable (Unfavorable) Basis Points
	March 31, 2019
	Three Months Ended	Nine Months Ended
General and administrative expenses	(90)	—
Advertising, merchandising, sampling and product development	(70)	(110)
Selling	190	150
Adoption of new accounting standard (ASC 606)	390	260
Stock-based compensation	—	10
Store operating costs	10	10
Foreign exchange transactions	(20)	—
Subtotal	410	320
Charges associated with restructuring and other activities	210	100
Goodwill and other intangible asset impairments	(130)	(80)
Total	490	340

For the three and nine months ended March 31, 2019, the improvements in operating expense margin reflected favorable impacts from the adoption of ASC 606 and selling expenses, primarily in North America due to lower demonstration costs, partially driven by changes in distribution channel mix, as well as efficiencies in our sales operations.  These improvements were offset by increases in advertising and promotional activities primarily due to increased spend to support digital advertising and social media (including costs associated with influencers), locally relevant promotions, new product launches, and targeted expanded consumer reach.  For the three months ended March 31, 2019, the improvements were offset by increases in general and administrative expenses due, in part, to the investment in information systems and enhanced capabilities in select corporate functions to support our strategic initiatives.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$674	$498	$2,097	$1,777
$ Change from prior-year period	176		320
% Change from prior-year period	35%		18%

Operating margin	18.0%	14.8%	18.6%	17.1%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	28%		16%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for the three and nine months ended March 31, 2019 increased from the prior-year periods driven by improvements in net sales, operating expenses as a percentage of net sales and lower charges associated with restructuring and other activities, partially offset by the lower gross margin, as previously noted.  Partially offsetting the increase in operating margin for the three and nine months ended March 31, 2019 was the unfavorable impact of goodwill and other intangible asset impairments.

THE ESTÉE LAUDER COMPANIES INC.

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

The adoption of ASC 606, as discussed above, increased operating income for the three and nine months ended March 31, 2019 by $126 million and $41 million, respectively.

Product Categories

The change in operating income in each product category for the three and nine months ended March 31, 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows:

	March 31, 2019
(In millions)	Three Months Ended	Nine Months Ended
Skin Care	$68	$10
Makeup	45	23
Fragrance	13	5
Hair Care	(1)	—
Other	1	3
Total	$126	$41

Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$593	$441	$1,624	$1,221
$ Change from prior-year period	152		403
% Change from prior-year period	34%		33%

Reported skin care operating income increased in both periods, primarily from Estée Lauder and La Mer, due to higher net sales.  Partially offsetting these increases were higher advertising and promotional activities primarily due to increased spend to support digital advertising and social media (including costs associated with influencers), locally relevant promotions, new product launches and targeted expanded consumer reach.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$99	$119	$398	$514
$ Change from prior-year period	(20)		(116)
% Change from prior-year period	(17)%		(23)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments	27%		(5)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup operating income decreased for the three months ended March 31, 2019, driven by lower results from Smashbox and BECCA, combined, of $83 million.  The lower results from Smashbox reflected the decline in net sales, as well as $52 million of goodwill and other intangible asset impairments.  The decrease in operating income from BECCA was primarily due to higher advertising and promotional activities to support new product launches and higher selling expenses.  Partially offsetting these decreases were higher results from Clinique, M•A•C and Tom Ford, combined, of approximately $39 million.  The higher results from Clinique were driven primarily by lower advertising and promotional activities, which were shifted to support new product launches and other events in the skin care category, and lower selling expenses, primarily in North America, driven by greater selling efficiencies and lower demonstration costs due, in part, to changes in distribution channel mix. The increase in operating income from M•A•C was primarily due to higher net sales, lower advertising and promotional activities and disciplined expense management.  The higher results from Tom Ford were driven primarily by the increase in net sales.

Reported makeup operating income decreased for the nine months ended March 31, 2019, driven by lower results from Smashbox and Too Faced, combined, of approximately $164 million. The lower results from Smashbox for the nine months ended March 31, 2019 reflected the decline in net sales, as well as $90 million of goodwill and other intangible asset impairments.  The lower results from Too Faced reflected lower net sales and higher investment spending behind new and existing products, as well as targeted expanded consumer reach. Partially offsetting these decreases were higher results from Estée Lauder primarily due to higher net sales and greater selling efficiencies.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$17	$23	$156	$195
$ Change from prior-year period	(6)		(39)
% Change from prior-year period	(26)%		(20)%

Reported fragrance operating income decreased for the three months ended March 31, 2019, driven by lower results from certain of our designer fragrances due to lower net sales, partially offset by disciplined expense management and selling efficiencies in North America.

Reported fragrance operating income decreased for the nine months ended March 31, 2019, driven by lower results from Jo Malone London and certain of our designer fragrances, combined, of approximately $33 million.  The increase from Jo Malone London net sales was more than offset by higher operating expenses due, in part, to increases in advertising and promotional activities, as well as store operating costs related to targeted expanded consumer reach. The lower results from certain of our designer fragrances reflected lower net sales, partially offset by disciplined expense management and selling efficiencies in North America.

Hair Care

	Three Months Ended March 31			Nine Months Ended March 31
($ in millions)	2019		2018	2019	2018
As Reported:
Operating income	$(2)		$13	$27	$45
$ Change from prior-year period	(15)			(18)
% Change from prior-year period	(100	+)%		(40)%

Reported hair care operating income for both periods decreased due to lower results from Bumble and bumble and Aveda.  The lower results from Bumble and bumble reflected lower net sales.  The decreases in operating income from Aveda were primarily due to increases in cost of sales; advertising and promotion expenses due to spending to support the brand’s social media and digital campaign activity, new product launches and digital advertising; and shipping expenses due to the net sales increases in our online channel.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The change in operating income in each geographic region for the three and nine months ended March 31, 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows:

	March 31, 2019
(In millions)	Three Months Ended	Nine Months Ended
The Americas	$78	$34
Europe, the Middle East & Africa	19	20
Asia/Pacific	29	(13)
Total	$126	$41

The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$(29)	$33	$(57)	$231
$ Change from prior-year period	(62)		(288)
% Change from prior-year period	(100 +)%		(100 +)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration	(41)%		(92)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income in The Americas decreased for the three and nine months ended March 31, 2019, primarily due to lower net sales in the region, the goodwill and other intangible asset impairments related to Smashbox and investments in information systems and enhanced capabilities in select corporate functions to support our strategic initiatives. This was partially offset by lower selling expenses due to lower demonstration costs, partially driven by changes in distribution channel mix, as well as efficiencies in our sales operations.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$494	$386	$1,580	$1,196
$ Change from prior-year period	108		384
% Change from prior-year period	28%		32%

Reported operating income in Europe, the Middle East & Africa increased for the three and nine months ended March 31, 2019 due to higher results from our travel retail business, reflecting the increase in net sales.  The higher results in both periods were partially offset by lower results in the United Kingdom of approximately $3 million and $30 million, respectively, due to the decrease in net sales.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$244	$179	$691	$557
$ Change from prior-year period	65		134
% Change from prior-year period	36%		24%

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income increased in Asia/Pacific, reflecting higher results in China, Hong Kong and Korea, combined, of approximately $50 million and $114 million for the three and nine months ended March 31, 2019, respectively, driven by net sales growth.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2019	2018	2019	2018
Interest expense	$32	$33	$101	$96
Interest income and investment income, net	$15	$16	$42	$40

Interest expense decreased during the three months ended March 31, 2019 due to lower commercial paper borrowings, and increased for the nine months ended March 31, 2019 primarily due to increases in interest rates.

Interest income and investment income, net decreased during the three months ended March 31, 2019 primarily due to lower cash and investment balances, as well as lower interest rates, and increased during the nine months ended March 31, 2019, primarily due to higher investment balances and increases in interest rates.

OTHER INCOME, NET

The Tax Cuts and Jobs Act (the “TCJA”), which was enacted on December 22, 2017, presented us with opportunities to manage cash and investments more efficiently on a global basis.  Accordingly, during the three months ended March 31, 2019, as part of the assessment of those opportunities, we sold our available-for-sale securities, which liquidated our investment in the foreign subsidiary that owned those securities.  As a result, we recorded a realized net gain on the liquidation of our investment in a foreign subsidiary of $71 million, which is reflected in Other income, net.  See Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies — Currency Translation for further information.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2019	2018	2019	2018
Effective rate for income taxes	23.4%	22.1%	22.4%	46.0%
Basis-point change from the prior-year period	130		(2,360)

The effective rate for income taxes was 23.4% and 22.1% for the three months ended March 31, 2019 and 2018, respectively. This increase was primarily attributable to the goodwill impairment related to Smashbox, with no associated tax benefit, partially offset by a slightly lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings, partially offset by the impact of GILTI.

The effective rate for income taxes was 22.4% and 46.0% for the nine months ended March 31, 2019 and 2018, respectively.  The decrease in the effective tax rate was primarily attributable to the provisional charges related to the TCJA that were recorded in the nine months ended March 31, 2018.  Also contributing to the lower effective tax rate was the impact of the lower U.S. statutory tax rate and a lower effective tax rate on our foreign operations due to a favorable geographic mix of earnings, partially offset by the impact of GILTI and the goodwill impairment related to Smashbox.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2019	2018	2019	2018
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$555	$372	$1,628	$922
$ Change from prior-year period	183		706
% Change from prior-year period	49%		77%
Diluted net earnings per common share	$1.51	$.99	$4.39	$2.45
% Change from prior-year period	52%		79%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, changes in fair value of contingent consideration, the gain on liquidation of an investment in a foreign subsidiary, net, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	33%		20%

(1) See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period.  In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict.  Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; the changes in the fair value of contingent consideration; the gain on liquidation of an investment in a foreign subsidiary, net; the Transition Tax; the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date; the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA; and the effects of foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.  Certain information in the prior-year periods has been restated to conform to current period presentation.

	Three Months Ended March 31			%	% Change in Constant
($ in millions, except per share data)	2019	2018	Variance	Change	Currency
Net sales, as reported	$3,744	$3,370	$374	11%	15%
Returns associated with restructuring and other activities	2	—	2
Net sales, as adjusted	$3,746	$3,370	$376	11%	15%

Operating income, as reported	$674	$498	$176	35%	44%
Charges associated with restructuring and other activities	35	100	(65)
Goodwill and other intangible asset impairments	52	—	52
Changes in fair value of contingent consideration	(9)	(9)	—
Operating income, as adjusted	$752	$589	$163	28%	35%
Diluted net earnings per common share, as reported	$1.51	$.99	$0.52	52%	62%
Charges associated with restructuring and other activities	.07	.20	(.13)
Gain on liquidation of an investment in a foreign subsidiary, net	(.15)	—	(.15)
Goodwill and other intangible asset impairments	.14	—	.14
Changes in fair value of contingent consideration	(.02)	(.02)	—
Transition Tax resulting from the TCJA	—	.02	(.02)
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	—	(.02)	.02
Diluted net earnings per common share, as adjusted	$1.55	$1.17	$.38	33%	40%

	Nine Months Ended March 31			%	% Change in Constant
($ in millions, except per share data)	2019	2018	Variance	Change	Currency
Net sales, as reported	$11,273	$10,388	$885	9%	11%
Returns associated with restructuring and other activities	2	—	2
Net sales, as adjusted	$11,275	$10,388	$887	9%	11%
Operating income, as reported	$2,097	$1,777	$320	18%	23%
Charges associated with restructuring and other activities	117	207	(90)
Goodwill and other intangible asset impairments	90	—	90
Changes in fair value of contingent consideration	(18)	(6)	(12)
Operating income, as adjusted	$2,286	$1,978	$308	16%	20%
Diluted net earnings per common share, as reported	$4.39	$2.45	$1.94	79%	86%
Charges associated with restructuring and other activities	.26	.42	(.16)
Gain on liquidation of an investment in a foreign subsidiary, net	(.15)	—	(.15)
Goodwill and other intangible asset impairments	.23	—	.23
Changes in fair value of contingent consideration	(.04)	(.01)	(.03)
Transition Tax resulting from the TCJA	(.03)	.88	(.91)
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	.02	.11	(.09)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	.02	.05	(.03)
Diluted net earnings per common share, as adjusted	$4.70	$3.90	$.80	20%	25%

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

THE ESTÉE LAUDER COMPANIES INC.

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
($ in millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$1,744	$1,447	$297	$63	$360	21%	25%
Makeup	1,461	1,388	73	60	133	5	10
Fragrance	392	382	10	18	28	3	7
Hair Care	136	139	(3)	4	1	(2)	1
Other	13	14	(1)	1	—	(7)	—
	3,746	3,370	376	146	522	11%	15%
Returns associated with restructuring and other activities	(2)	—	(2)	—	(2)
Total	$3,744	$3,370	$374	$146	$520	11%	15%

By Region:
The Americas	$1,155	$1,181	$(26)	$6	$(20)	(2)%	(2)%
Europe, the Middle East & Africa	1,625	1,416	209	97	306	15	22
Asia/Pacific	966	773	193	43	236	25	31
	3,746	3,370	376	146	522	11%	15%
Returns associated with restructuring and other activities	(2)	—	(2)	—	(2)
Total	$3,744	$3,370	$374	$146	$520	11%	15%

	As Reported
($ in millions)	Nine months ended March 31, 2019	Nine months ended March 31, 2018	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$4,962	$4,216	$746	$117	$863	18%	20%
Makeup	4,427	4,275	152	125	277	4	6
Fragrance	1,401	1,423	(22)	39	17	(2)	1
Hair Care	433	419	14	6	20	3	5
Other	52	55	(3)	1	(2)	(5)	(4)
	11,275	10,388	887	288	1,175	9%	11%
Returns associated with restructuring and other activities	(2)	—	(2)	—	(2)
Total	$11,273	$10,388	$885	$288	$1,173	9%	11%

By Region:
The Americas	$3,609	$3,818	$(209)	$24	$(185)	(5)%	(5)%
Europe, the Middle East & Africa	4,825	4,236	589	175	764	14	18
Asia/Pacific	2,841	2,334	507	89	596	22	26
	11,275	10,388	887	288	1,175	9%	11%
Returns associated with restructuring and other activities	(2)	—	(2)	—	(2)
Total	$11,273	$10,388	$885	$288	$1,173	9%	11%

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported			Add:
($ in millions)	Three months ended March 31, 2019	Three months ended March 31, 2018	Variance	Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$593	$441	$152	$—	$(3)	$149	34%	34%
Makeup	99	119	(20)	52	—	32	(17)	27
Fragrance	17	23	(6)	—	3	(3)	(26)	(17)
Hair Care	(2)	13	(15)	—	—	(15)	(100 +)	(100 +)
Other	2	2	—	—	—	—	—	—
	709	598	111	$52	$—	$163	19%	28%
Charges associated with restructuring and other activities	(35)	(100)	65
Total	$674	$498	$176

By Region:
The Americas	$(29)	$33	$(62)	$52	$(1)	$(11)	(100 +)%	(41)%
Europe, the Middle East & Africa	494	386	108	—	1	109	28	28
Asia/Pacific	244	179	65	—	—	65	36	36
	709	598	111	$52	$—	$163	19%	28%
Charges associated with restructuring and other activities	(35)	(100)	65
Total	$674	$498	$176

	As Reported			Add:
($ in millions)	Nine months ended March 31, 2019	Nine months ended March 31, 2018	Variance	Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$1,624	$1,221	$403	$—	$(11)	$392	33%	32%
Makeup	398	514	(116)	90	—	(26)	(23)	(5)
Fragrance	156	195	(39)	—	(1)	(40)	(20)	(21)
Hair Care	27	45	(18)	—	—	(18)	(40)	(40)
Other	9	9	—	—	—	—	—	—
	2,214	1,984	230	$90	$(12)	$308	12%	16%
Charges associated with restructuring and other activities	(117)	(207)	90
Total	$2,097	$1,777	$320

By Region:
The Americas	$(57)	$231	$(288)	$90	$(9)	$(207)	(100 +)%	(92)%
Europe, the Middle East & Africa	1,580	1,196	384	—	(3)	381	32	32
Asia/Pacific	691	557	134	—	—	134	24	24
	2,214	1,984	230	$90	$(12)	$308	12%	16%
Charges associated with restructuring and other activities	(117)	(207)	90
Total	$2,097	$1,777	$320

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At March 31, 2019, we had cash and cash equivalents of $2,902 million compared with $2,181 million at June 30, 2018.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax.  During fiscal 2018, we changed our indefinite reinvestment assertion related to certain foreign earnings and continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings.  Our cash and cash equivalents balance at March 31, 2019 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of April 24, 2019, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At March 31, 2019, our outstanding borrowings were as follows:

(In millions)	Long-term Debt	Current Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	498	—	498
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	248	—	248
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	442	—	442
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	—	498	498
Other borrowings	8	18	26
	$2,883	$516	$3,399

(1)	Consists of $500 million principal, net unamortized debt discount of $1 million and debt issuance costs of $5 million.
(2)	Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $5 million.
(3)	Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(4)	Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(5)	Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(6)	Consists of $500 million principal and debt issuance costs of $2 million.
(7)	Consists of $250 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.
(8)	Consists of $450 million principal, a $7 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.
(9)	Consists of $500 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.
(10)	The Senior Notes contain certain customary incurrence—based covenants, including limitations on indebtedness secured by liens.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 43% at March 31, 2019 and June 30, 2018.

Cash Flows

	Nine Months Ended March 31
(In millions)	2019	2018
Net cash provided by operating activities	$1,756	$1,920
Net cash provided by (used for) investing activities	$774	$(144)
Net cash used for financing activities	$1,814	$822

The change in net cash flows from operating activities primarily reflected higher international inventory levels to support our forecasted sales activity, an unfavorable change in accounts payable due to the timing and level of payments and an increase in accounts receivable, reflecting the timing of shipments and collections.  These changes were partially offset by higher earnings before taxes.

The change in net cash flows from investing activities primarily reflected higher proceeds and lower purchases of investments, primarily due to the liquidation of our foreign subsidiary that owned our available-for-sale securities.

The change in net cash flows from financing activities primarily reflected higher treasury stock purchases and dividend payments in the current year, as well as changes in short-term debt reflecting the repayment of remaining commercial paper borrowings.

THE ESTÉE LAUDER COMPANIES INC.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2019, see Notes to Consolidated Financial Statements, Note 12 — Equity.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our foreign exchange derivatives portfolio would have resulted in a net increase of approximately $47 million in the fair value of our portfolio as of March 31, 2019, but would have resulted in a net decrease of approximately $10 million in the fair value of our portfolio as of June 30, 2018.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $18 million and $24 million as of March 31, 2019 and June 30, 2018, respectively.

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2019	896,918	$127.45	867,172	40,677,208
February 2019	281,068	155.24	281,068	40,396,140
March 2019	388,213	158.26	387,488	40,008,652
	1,566,199	140.08	1,535,728

(1)   Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2)   The current repurchase program for up to 80.0 million shares was authorized by the Board of Directors on November 1, 2012 and on October 31, 2018.  Our repurchase program does not have an expiration date.

Item 6. Exhibits.

Exhibit Number	Description
10.1	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc.
10.2	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: May 1, 2019	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)