Form 10-K
period 2019-06-30
ESTEE LAUDER COMPANIES INC
filed 2019-08-23
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-14064

The Estée Lauder Companies Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-2408943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, New York, New York	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 212-572-4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $.01 par value	EL	New York Stock Exchange

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

The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $28 billion at December 31, 2018 (the last business day of the registrant’s most recently completed second quarter).*

At August 16, 2019, 221,218,519 shares of the registrant’s Class A Common Stock, $.01 par value, and 139,537,814 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Document	Where Incorporated

Proxy Statement for Annual Meeting of Stockholders to be held November 15, 2019	Part III

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

PART I

Item 1.  Business.

The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products.  Our products are sold in approximately 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M•A•C, Bobbi Brown, La Mer, Jo Malone London, Aveda and Too Faced.  We are also the global licensee for fragrances, cosmetics and/or related products sold under various designer brand names.  Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We believe we are a leader in the beauty industry due to the global recognition of our brand names, our leadership in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services.  We sell our prestige products principally through limited distribution channels to complement the images associated with our brands.  These channels consist primarily of department stores, specialty-multi retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in our own and authorized freestanding stores, our own and authorized retailer websites, third-party online malls, stores in airports and on cruise ships, in-flight, and duty-free shops.  We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers and consumers, enables our brands to be among the best selling product lines at the stores and online, and heightens the aspirational quality of our brands.

For a discussion of recent developments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.

The discussion of our net sales and operating results is based on specific markets in commercially concentrated locations, which may include separate discussions on territories within a country. For segment and geographical area financial information, see Item 8. Financial Statements and Supplementary Data – Note 21 – Segment Data and Related Information.

We have been controlled by the Lauder family since the founding of our Company.  Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 16, 2019, shares of Class A Common Stock and Class B Common Stock having approximately 86% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products addresses various skin care needs.  These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne care and oil correctors, facial masks, cleansing devices and sun care products.

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

Lab Series, introduced in 1987, is a series of high performance, specialized skin care solutions uniquely created to improve the look and feel of men’s skin.

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

Acquired in 1999, Jo Malone London is a scented British lifestyle brand with understated elegance, offering enchanted story-telling and high-touch boutique services. The brand’s famous colognes are perfect alone or artfully layered with Fragrance Combining. Jo Malone London embodies the spirit of gifting generosity and inspires emotional elevation.

Acquired in 2006, Bumble and bumble is a New York-based hair care brand that creates high-quality hair care and styling products. The brand is distributed primarily through top-tier salons, including Bumble and bumble’s own flagship salons, specialty-multi retailers and online.

Acquired in 2003, Darphin is a Paris-based, prestige skin care brand known for its high-performance botanical skin care. The brand is distributed primarily through high-end independent pharmacies and online brand and retailer channels.

In 2005, we entered into a license agreement to develop and distribute luxury fragrances and beauty products under the Tom Ford brand name, all shaped with Tom Ford’s vision to be the first true luxury brand of the 21st century encompassing fashion, fragrance and accessories. In the same vein as the fashion brand, Tom Ford Beauty exudes seductive modern-day glamour and includes luxury fragrance, color cosmetics, men’s grooming products and skin care products for discerning consumers globally.

Acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with high performance products created for our consumer’s everyday life in the spotlight.

Launched in 2012, AERIN is a luxury lifestyle beauty and fragrance brand inspired by the signature style of its founder, Aerin Lauder.

Acquired in 2014, Le Labo is a sensory and experiential lifestyle brand, deeply rooted in the craft of slow perfumery. Born in Grasse, France and raised in downtown NYC, it offers hand-crafted and personalized fragrances, as well as ‘alternative’ and genuine experiences celebrating craftsmanship.

Acquired in 2015, Les Editions de Parfums Frédéric Malle is a collection of exclusive, sophisticated, ultraluxury fragrances crafted by some of the world’s most talented perfumers and published by the brand.

Acquired in 2015, GLAMGLOW started as a behind-the-scenes Hollywood secret to instant glow. The brand is known for bold, sensorial products that deliver instant results, and its unconventional philosophy that high performance skin care should also be fun and sexy.

Acquired in 2016, By Kilian is a prestige fragrance brand that embodies timeless sophistication and modern luxury.

Acquired in 2016, BECCA is the makeup brand known for its complexion products and iconic glow. The brand is committed to inclusivity and has shades for the lightest to darkest skin tones. Its formulas harness innovative light technology to provide a range of glow from start to finish.

Acquired in 2016, Too Faced is a serious makeup brand that knows how to have fun. The brand is unabashedly pink, pretty and feminine with a playful wink that is beloved for its high-quality formulas, cheeky product names and distinctive packaging.

Under exclusive global license arrangements with Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Ermenegildo Zegna, we manage a diversified designer fragrance portfolio.

In addition to the brands described above, we manufacture and sell products under the Prescriptives, RODIN olio lusso and FLIRT! brands.  We also develop and sell products under a license from Kiton.  Our license agreement with Tory Burch for bath and body products will expire in December 2019, and we have certain rights after such expiration to continue selling Tory Burch products for a limited time.

Our “heritage brands” are Estée Lauder, Clinique and Origins.  Our “makeup artist brands” are M•A•C and Bobbi Brown.  Our “luxury brands” are La Mer, Jo Malone London, Tom Ford, AERIN, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian.  Our “designer fragrances” are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Kiton and Ermenegildo Zegna brand names, which we license from their respective owners.

Distribution

We sell our products primarily through limited distribution channels that complement the luxury image and prestige status of our brands.  These channels consist primarily of department stores, specialty-multi retailers, upscale perfumeries and pharmacies and prestige salons and spas.  In addition, our products are sold in freestanding stores that are operated either by us or by authorized third parties, through our own and third-party operated e-commerce websites and websites of our authorized retailers, in various travel retail locations such as stores in airports and on cruise ships, in-flight and duty-free shops, and certain products are sold in self-select outlets.  Our practice is to accept returns of our products from customers if properly requested and approved.

In fiscal 2019, we continued to strategically open new points of distribution globally, and exited certain locations when appropriate.

As of June 30, 2019, we operated approximately 1,500 freestanding stores.  Most are operated under a single brand name, such as M•A•C, Jo Malone London, Aveda or Origins.  There are also more than 800 Company-branded freestanding stores around the world operated by authorized third parties, primarily in Europe, the Middle East & Africa.

Products from most of our brands are sold online through Company-owned and operated e-commerce and m-commerce sites, through various sites operated by authorized retailers and through third-party online malls.  These sites and/or malls are in approximately 50 countries.  While today a majority of these online sales are generated in the United States, the United Kingdom and China, we have additional opportunity to expand online sales globally.

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

Marketing

Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories.  Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies where our global reputation and awareness of our brands benefit us.  Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local relevance, inclusiveness and appeal.  This strategy is built around “Bringing the Best to Everyone We Touch.”  Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high quality products as the foundation for a solid and loyal consumer base.  Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application.  As our business has grown, we have further evolved our marketing philosophy to encompass “High-Touch,” which focuses on building a personalized consumer experience through targeted digital media and tailored trial-to-loyalty pathways.  We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” consumer engagement and a diversified portfolio of brands, channels and geographies.

Our marketing strategies vary by brand, local market and distribution channel.  We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s equity, distribution, product focus, understanding of the core consumer and local relevance.  This enables us to elevate the consumer experience as we attract new consumers, create trial, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors.  Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively.  This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods.  Most of our creative marketing work is done by in-house teams, in collaboration with external resources, that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand.  For a number of products, we create and deploy 360° integrated consumer engagement programs.  We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites through digital and social media, magazines and newspapers, television, billboards in cities and airports, and direct mail and email.  In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.

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

Information Technology

Information technology supports all aspects of our business, including product development, marketing, sales, order processing, production, distribution and finance.  We continue to maintain and enhance our information technology systems in alignment with our long-term strategy.  An increasing portion of our global information technology infrastructure is cloud-based.  This allows for a more scalable platform to support current and future requirements and improves our agility and flexibility to respond to the demands of the business by leveraging more advanced technologies.

We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities across various aspects of our business.  During fiscal 2019, we deployed capabilities to enhance data analytics, launched new marketing capabilities to drive deeper consumer engagement and elevated the in-store experience through innovative technologies.  Over the next few years, we plan to expand our seamless omni-retail capabilities, create manufacturing and distribution facilities of the future powered by technology and utilize predictive analytics to optimize our supply and demand planning.

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

Our research and development costs totaled $202 million, $181 million and $179 million in fiscal 2019, 2018 and 2017, respectively, and are expensed as incurred.  As of June 30, 2019, we had approximately 850 employees engaged in research and development activities.  We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.

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

Competition

There is significant competition within each market where our skin care, makeup, fragrance and hair care products are sold.  Brand recognition, product quality and effectiveness, distribution channels, accessibility, and price point are some of the factors that impact consumers’ choices among competing products and brands.  Marketing, merchandising, in-store experiences and demonstrations, and new product innovations also have an impact on consumers’ purchasing decisions.  With our portfolio of diverse brands sold in a variety of channels, we are one of the world’s leading manufacturers and marketers of skin care, makeup, fragrance and hair care products.

We compete against a number of global and local companies.  Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names.  Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; LVMH Moët Hennessey Louis Vuitton; Shiseido Company, Ltd.; Coty, Inc.; Beiersdorf; Chanel S.A.; Kao Corp; and Amorepacific Corp.  We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands.  Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights

We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M•A•C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA and Too Faced and the names of many of the products sold under these brands.  We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna, AERIN and Tory Burch.  For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements.  We protect our trademarks in the United States and significant markets worldwide.  We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2019, we had approximately 48,000 full-time employees worldwide (including demonstrators at points of sale who are employed by us).  We have no employees in the United States that are covered by a collective bargaining agreement.  A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold.  Such regulations principally relate to the ingredients, manufacturing, labeling, packaging, marketing, advertising, shipment, disposal and safety of our products.  We believe that we are in substantial compliance with such regulations, as well as with applicable federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment or that relate to climate change.  There are no significant capital expenditures for regulated environmental control or climate change matters either planned in the current year or expected in the near future.

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

Availability of Reports

We make available financial information, news releases and other information on our website: www.elcompanies.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge via the EDGAR database at www.sec.gov or our website, as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these reports without charge.

Corporate Governance Guidelines and Code of Conduct

The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management.  These practices are set forth in our Corporate Governance Guidelines.  We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer, the Chief Financial Officer and other senior financial officers.  These documents and any waiver of a provision of the Code granted to any senior officer or director or any material amendment to the Code may be found in the “Investors” section of our website: www.elcompanies.com under the heading “Corporate Governance.”  The charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee may be found in the same location on our website.  Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 or call 800-308-2334 to obtain a hard copy of these documents without charge.

Information about our Executive Officers*

Name	Age	Position(s) Held
John Demsey	63	Executive Group President
Fabrizio Freda	61	President, Chief Executive Officer and a Director
Carl Haney	56	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Jane Hertzmark Hudis	59	Group President
Leonard A. Lauder	86	Chairman Emeritus and a Director
Ronald S. Lauder	75	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	59	Executive Chairman and a Director
Sara E. Moss	72	Vice Chairman and General Counsel
Michael O’Hare	51	Executive Vice President – Global Human Resources
Gregory F. Polcer	64	Executive Vice President – Global Supply Chain
Cedric Prouvé	59	Group President – International
Tracey T. Travis	57	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	54	Executive Vice President – Global Communications

*as of August 16, 2019

All of the executive officers named above have been employees of the Company for more than five years.

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Senior International Partner, WilmerHale, a law firm
Rose Marie Bravo, CBE	Retail and Marketing Consultant
Wei Sun Christianson	Managing Director and Co-Chief Executive Officer of Asia Pacific Chief Executive Officer of China at Morgan Stanley, a global financial services firm
Lynn Forester de Rothschild	Chair, E.L. Rothschild LLC, a private investment company
Fabrizio Freda	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Irvine O. Hockaday, Jr.	Former President and Chief Executive Officer, Hallmark Cards, Inc.
Jennifer Hyman	Co-Founder and Chief Executive Officer, Rent the Runway, Inc., a company that rents designer apparel and accessories to women
Jane Lauder	Global Brand President, Clinique
Leonard A. Lauder	Chairman Emeritus, The Estée Lauder Companies Inc.
Ronald S. Lauder	Chairman, Clinique Laboratories, LLC
William P. Lauder	Executive Chairman, The Estée Lauder Companies Inc.
Richard D. Parsons	Senior Advisor, Providence Equity Partners LLC, a global private equity and investment firm, and co-founder and partner of Imagination Capital LLC, a venture capital firm
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm
Jennifer Tejada	Chief Executive Officer, PagerDuty, Inc., a digital operations management platform
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm

*as of August 16, 2019

Item 1A. Risk Factors.

There are risks associated with an investment in our securities.  Please consider the following risks and all of the other information in this annual report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (“SEC”).  Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial.  If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, which includes our prospects, financial condition and results of operations, the trading prices of our securities and our reputation, may be adversely affected.

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

Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.  Our Company has a well-recognized and strong reputation that could be negatively impacted by social media and many other factors.  If our reputation is adversely affected, our ability to attract and retain customers and consumers could be impacted.  In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands.  Our inability to continue to compete effectively in key countries around the world could have a material adverse effect on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.

Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer tastes for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop.  We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products.  While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, we recognize that consumer tastes cannot be predicted with certainty and can change rapidly.  The issue is compounded by the increasing use of digital and social media by consumers and the speed by which information and opinions are shared.  If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer.  In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries.  If such a situation persists or a number of brands, channels or countries fail to perform as expected, there could be a material adverse effect on our business.

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

Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, supply chain facilities, technologies and emerging and more mature geographic markets.  These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings.  In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or restructuring and other charges in doing so.  Although we believe that our strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits.  The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business.

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

Our failure to successfully complete the integration of any acquired business or to achieve the long-term plan for such business, as well as any other adverse consequences associated with our acquisition and investment activities, could have a material adverse effect on our business.

Completed acquisitions typically result in additional goodwill and/or an increase in other intangible assets on our balance sheet.  We are required at least annually, or as facts and circumstances exist, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred.  If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the implied fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made.  We cannot accurately predict the amount and timing of any impairment of assets.  Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our business.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters.  From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing and social investments.  We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals.  In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters.  Our business could be negatively impacted by the matters discussed above.  Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

A general economic downturn, or sudden disruption in business conditions may affect consumer purchases of discretionary items and/or the financial strength of our customers that are retailers, which could adversely affect our financial results.

The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control.  Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products.  A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers.  We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral.  However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer.  We may also assume more credit risk relating to the receivables from that retailer.  Our inability to collect receivables from our largest customers or from a group of customers could have a material adverse effect on our business.  If a retailer was to liquidate, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity.

In addition, sudden disruptions in business conditions, for example, from events such as a pandemic, or other local or global health issues, conflicts around the world, or as a result of a terrorist attack, retaliation or similar threats, or as a result of adverse weather conditions, climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending.

Events that impact consumers’ willingness or ability to travel or purchase our products while traveling may impact our business, including travel retail, a significant contributor to our overall results, and our strategy to market and sell products to international travelers at their destinations.

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

Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world could have a material adverse effect on our business.  While we currently generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions.  Deterioration in global financial markets or an adverse change in our credit ratings could make future financing difficult or more expensive.  If any financial institutions that are parties to our undrawn revolving credit facility or other financing arrangements, such as foreign exchange or interest rate hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us.  This could leave us with reduced borrowing capacity or unhedged against certain foreign currency or interest rate exposures which could have a material adverse effect on our business.

Changes in laws, regulations and policies that affect our business could adversely affect our financial results.

Our business is subject to numerous laws, regulations and policies around the world.  Changes in these laws, regulations and policies, including the interpretation or enforcement thereof, that affect our business could adversely affect our financial results.  These changes include accounting standards, laws and regulations relating to tax matters, trade, data privacy (e.g., General Data Protection Regulation (GDPR)), anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, environmental or climate change matters.

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that could adversely affect our financial results.

We are, and may in the future become, party to litigation, other disputes or regulatory proceedings.  In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business.  We are currently vigorously contesting certain of these claims.  However, it is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters on our business could be material.

Government reviews, inquiries, investigations and actions could harm our business.

As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny.  The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations.  From time to time, we may receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards.  Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could negatively impact us in a number of ways, including the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business.  Even if an inquiry does not result in these types of determinations, it potentially could create negative publicity which could harm our business.

Our success depends, in part, on the quality, efficacy and safety of our products.

Our success depends, in part, on the quality, efficacy and safety of our products.  If our products are found to be defective or unsafe, our product claims are found to be deceptive, or our products otherwise fail to meet our consumers’ expectations, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, and we could lose sales and become subject to liability or claims, any of which could result in a material adverse effect on our business.  In addition, third parties may sell counterfeit versions of some of our products.  These counterfeit products may pose safety risks, may fail to meet consumers’ expectations, and may have a negative impact on our business.

Our success depends, in part, on our key personnel.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team.  The unexpected loss of, or misconduct by, one or more of our key employees could adversely affect our business.  Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel.  Competition for these employees can be intense.  We may not be able to attract, assimilate or retain qualified personnel in the future, and our failure to do so could have a material adverse effect on our business.  This risk may be exacerbated by the stresses associated with the implementation of our strategic plan and other initiatives.

We are subject to risks related to the global scope of our operations.

We operate on a global basis, with a majority of our fiscal 2019 net sales and operating income generated outside the United States.  We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world.  Our global operations are subject to many risks and uncertainties, including:

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

These risks could have a material adverse effect on our business.

A disruption in our operations or supply chain could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have a material adverse effect on our business.

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

Our information technology and websites may be susceptible to cybersecurity breaches, outages and other risks.

We rely on information technology (outsourced and in-house) that support our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world.  We have e-commerce, m-commerce and other Internet websites in the United States and many other countries.  These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and other events.  Despite the implementation of network security measures, our systems may be vulnerable to constantly evolving cybersecurity threats such as malware, break-ins and similar disruptions from unauthorized tampering.  The occurrence of these or other events could disrupt or damage our information technology and adversely affect our business.  Insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our business.

We are dependent upon automated information technology processes.  As part of our normal business activities, we collect and store certain information that is confidential, proprietary or otherwise sensitive, including personal information with respect to customers, consumers and employees.  We may share some of this information with vendors who assist us with certain aspects of our business.  Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments.  Any failure on the part of us or our vendors to maintain the security of our confidential data and personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, consumers’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business. In addition, a security or data privacy breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.  Furthermore, third parties including our suppliers and customers may also rely on information technology and be subject to such cybersecurity breaches.  These breaches may negatively impact their businesses, which could in turn disrupt our supply chain and/or our business.

We are subject to risks associated with our global information technology.

Our implementation and maintenance of global information technology (outsourced and in-house), including supply chain and finance systems, human resource management systems, creative asset management and retail operating systems, as well as associated hardware and use of cloud-based models, involve risks and uncertainties.  Failure to implement and maintain these and other systems as planned, in terms of timing, specifications, costs, or otherwise, could have a material adverse effect on our business.

As we outsource functions, we become more dependent on the entities performing those functions.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner.  In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers.  These include certain information technology, finance and human resource functions.  While we believe we conduct appropriate due diligence before entering into agreements with the outsourcing entity, the failure of one or more entities to provide the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our business.  In addition, if we transition systems to one or more new, or among existing, external service providers, we may experience challenges that could have a material adverse effect on our business.

The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our financial performance.

Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter.  We believe that this longer-term focus is in the best interests of the Company and our stockholders.  At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our expectations regarding certain aspects of our business.  This could include forecasts of net sales, earnings per share and other financial metrics or projections.  Accordingly, when we announced our year-end financial results for fiscal 2019, we provided guidance as to certain assumptions, including ranges for our expected net sales and earnings per share for the quarter ending September 30, 2019 and the fiscal year ending June 30, 2020.  While we generally expect to provide updates to our guidance when we report our results each fiscal quarter, we assume no responsibility to provide additional guidance or update any of our guidance or other forward-looking statements at such times or otherwise.  In addition, the longer-term guidance we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years.  Such targets are more difficult to predict than our current quarter and fiscal year expectations.  We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock.  At any time, we could stop or suspend payment of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.

In all of our public statements when we make, or update, a forward-looking statement about our business, whether it be about net sales or earnings expectations or expectations regarding restructuring or other initiatives, or otherwise, we accompany such statements directly, or by reference to a public document, with a list of factors that could cause our actual results to differ materially from those we expect.  Such a list is included, among other places, in our earnings press release and in our periodic filings with the SEC (e.g., in our reports on Form 10-K and Form 10-Q).  These and other factors may make it difficult for us and for outside observers, such as research analysts, to predict what our earnings or other financial metrics, or business outcomes, will be in any given fiscal quarter or year.

Outside analysts and investors have the right to make their own predictions of our business for any future period.  Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance.  Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations.  If and when we announce actual results that differ from those that outside analysts or others have been predicting, the market price of our securities could be affected.  Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk.  We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

We are controlled by the Lauder family.  As a result, the Lauder family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.

As of August 16, 2019, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 86% of the outstanding voting power of the Common Stock.  In addition, there are four members of the Lauder family who are Company employees and members of our Board of Directors.

As a result of their stock ownership and positions at the Company, as well as our dual-class structure, the Lauder family has the ability to exercise significant control and influence over our business, including all matters requiring stockholder approval (e.g., the election of directors, amendments to the certificate of incorporation, and significant corporate transactions, such as a merger or other sale of our Company or its assets) for the foreseeable future.  In addition, if significant stock indices decide to prohibit the inclusion of companies with dual-class stock structures, the price of our Class A Common Stock could be negatively impacted and could become more volatile.

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

While we have voluntarily caused our Board to have a majority of independent directors and the written charters of our Nominating and Governance Committee and the Compensation Committee to have the required provisions, we are not requiring our Nominating and Governance Committee and Compensation Committee to be comprised solely of independent directors.  As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B.  Unresolved Staff Comments.

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the Staff of the Securities and Exchange Commission.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 16, 2019.  The leases expire at various times through 2040 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	3	—	—	—
R&D	1	2	—	—	—	1
Distribution	—	6	2	6	—	1
Manufacturing and R&D	1	—	—	1	—	—
Manufacturing and Assembly	—	2	—	—	—	—
Distribution and Manufacturing	—	—	—	—	—	1
Principal Executive Offices	—	1	—	—	—	—
Total	4	13	5	7	—	3

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”

We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.  On August 16, 2019, a dividend was declared in the amount of $.43 per share on our Class A and Class B Common Stock.  The dividend is payable in cash on September 16, 2019 to stockholders of record at the close of business on August 30, 2019.

As of August 16, 2019, there were 7,952 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2019	1,823	$165.52	—	40,008,652
May 2019	1,031,408	166.40	1,031,408	38,977,244
June 2019	234,394	163.72	234,394	38,742,850
	1,267,625	165.90	1,265,802

(1) Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

(2) The Board of Directors has authorized the current repurchase program for up to 80.0 million shares.  The total amount was last increased by the Board on October 31, 2018.  Our repurchase program does not have an expiration date.

Performance Graph

The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Index.  The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2014.

Item 6.  Selected Financial Data.

The table below summarizes selected financial information.  For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
	2019	2018	2017	2016	2015
	(In millions, except per share data)
Statement of Earnings Data:
Net sales(1) – (2)	$14,863	$13,683	$11,824	$11,262	$10,780
Net earnings attributable to The Estée Lauder Companies Inc.(1) - (7)	1,785	1,108	1,249	1,115	1,089

Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic(1) - (7)	$4.91	$3.01	$3.40	$3.01	$2.87
Diluted(1) - (7)	4.82	2.95	3.35	2.96	2.82
Cash dividends declared per common share	1.67	1.48	1.32	1.14	.92
Balance Sheet Data:
Total assets(4) (7)	$13,156	$12,567	$11,568	$9,223	$8,227
Total debt (3)	3,412	3,544	3,572	2,242	1,625

(1) Results include charges associated with restructuring and other activities of $190 million, $193 million, $143 million and $90 million, after tax, or $.51, $.51, $.38, and $.24 per diluted common share in fiscal 2019, 2018, 2017 and 2016, respectively.

(2) As a result of our July 2014 Strategic Modernization Initiative rollout, approximately $178 million of accelerated orders were recorded as net sales and approximately $127 million as operating income in fiscal 2014 that would have occurred in the fiscal 2015 first quarter, equal to approximately $.21 per diluted common share.

(3) In February 2017, we issued 1.80%, 3.15% and 4.15% Senior Notes in a public offering, each with an aggregate principal amount of $500 million.  These Senior Notes are due in February 2020, March 2027 and March 2047, respectively.  We used the net proceeds of the offerings to redeem the Senior Notes due May 15, 2017 and for general corporate purposes.  In May 2016, we issued $450 million of 1.70% Senior Notes due May 10, 2021 and an additional $150 million of our 4.375% Senior Notes due June 15, 2045 in a public offering.  In June 2015, we issued $300 million of 4.375% Senior Notes due June 15, 2045 in a public offering.

(4) Fiscal 2019 and 2017 results included $85 million and $23 million, after tax, or $.23 and $.06 per diluted common share related to goodwill and other intangible asset impairments, respectively.

(5) Results include gain (loss) associated with changes in fair value of contingent consideration related to certain of our acquisitions of $31 million, $33 million, $44 million, $(8) million and $(6) million, after tax, or $.08, $.09, $.12, $(.02) and $(.02) per diluted common share in fiscal 2019, 2018, 2017, 2016 and 2015, respectively.

(6) On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which, among other things, lowered the U.S. corporate statutory income tax rate and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”).  See Item 8. Financial Statements and Supplementary Data – Note 8 – Income Taxes for further discussion relating to the TCJA.  Fiscal 2019 results reflect credits (charges) to adjust the TCJA provisional amounts recorded in fiscal 2018 relating to the Transition Tax, the remeasurement of U.S. net deferred tax assets and the foreign withholding taxes recorded in connection with the reversal of its indefinite reinvestment assertion related to certain foreign earnings of $12 million, or $.03 per diluted common share, $(8) million, or $(.02) per diluted common share and $(9) million, or $(.02) per diluted common share, respectively.  Fiscal 2018 results reflect impacts and charges resulting from the TCJA, including the Transition Tax, the remeasurement of U.S. net deferred tax assets and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings of $(351) million, or $(.94) per diluted common share, $(53) million, or $(.14) per diluted common share and $(46) million, or $(.12) per diluted common share, respectively.

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

(7) Fiscal 2019 results include $57 million, after tax, or $.15 per diluted common share, related to a gain on liquidation of an investment in a foreign subsidiary, net.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories.  The following table is a comparative summary of operating results for fiscal 2019, 2018 and 2017 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 21 – Segment Data and Related Information for all periods presented.  Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
	2019	2018	2017
	(In millions)
NET SALES
By Product Category:
Skin Care	$6,551	$5,595	$4,527
Makeup	5,860	5,633	5,054
Fragrance	1,802	1,826	1,637
Hair Care	584	570	539
Other	69	67	69
	14,866	13,691	11,826
Returns associated with restructuring and other activities	(3)	(8)	(2)
Net sales	$14,863	$13,683	$11,824

By Region:
The Americas	$4,741	$5,015	$4,819
Europe, the Middle East & Africa	6,452	5,634	4,650
Asia/Pacific	3,673	3,042	2,357
	14,866	13,691	11,826
Returns associated with restructuring and other activities	(3)	(8)	(2)
Net sales	$14,863	$13,683	$11,824

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$1,925	$1,514	$1,019
Makeup	438	549	718
Fragrance	140	176	117
Hair Care	39	64	51
Other	12	9	11
	2,554	2,312	1,916
Charges associated with restructuring and other activities	(241)	(257)	(212)
Operating income	$2,313	$2,055	$1,704

By Region:
The Americas	$(194)	$211	$286
Europe, the Middle East & Africa	2,019	1,526	1,208
Asia/Pacific	729	575	422
	2,554	2,312	1,916
Charges associated with restructuring and other activities	(241)	(257)	(212)
Operating income	$2,313	$2,055	$1,704

As a result of ongoing organizational developments and changes, including those arising from our Leading Beauty Forward initiative (as described below) and certain transfer pricing adjustments among our geographic regions, we are reassessing how management reviews the operating performance of these regions, including our travel retail business that is currently reflected in Europe, the Middle East & Africa. This reassessment is expected to be completed by the end of our fiscal 2020 first quarter, which could result in a change in how we present the operating results among our geographic regions in future periods.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2019	2018	2017

Net sales	100.0%	100.0%	100.0%
Cost of sales	22.8	20.8	20.6
Gross profit	77.2	79.2	79.4

Operating expenses:
Selling, general and administrative	59.6	62.5	63.2
Restructuring and other charges	1.4	1.7	1.6
Goodwill impairment	0.5	—	0.2
Impairment of other intangible assets	0.1	—	—
Total operating expenses	61.6	64.2	65.0

Operating income	15.6	15.0	14.4
Interest expense	0.9	0.9	0.8
Interest income and investment income, net	0.4	0.4	0.2
Other components of net periodic benefit cost	—	—	0.1
Other income, net	0.4	—	—

Earnings before income taxes	15.5	14.5	13.7
Provision for income taxes	3.4	6.3	3.1

Net earnings	12.1	8.2	10.6
Net earnings attributable to noncontrolling interests	0.1	0.1	—
Net earnings attributable to The Estée Lauder Companies Inc.	12.0%	8.1%	10.6%

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business.  Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods.  While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP.  See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

We operate on a global basis, with the majority of our net sales generated outside the United States.  Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations.  Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States.  Constant currency information compares results between periods as if exchange rates had remained constant period-over-period.  We calculate constant currency information by translating current year results using prior year weighted-average foreign currency exchange rates.  Beginning in fiscal 2019, the Company adopted a new accounting standard related to hedging that resulted in gains/losses on our foreign currency cash flow hedging activities to now be reflected in Net sales, where in prior periods they were reflected in Cost of sales and Selling, general and administrative expenses, see Item 8. Financial Statements and Supplementary Data –Note 11 – Derivative Financial Instruments.  To better assess our performance in a constant currency environment, beginning in fiscal 2019 we are excluding the impact of these hedging activities in our constant currency calculations.  The revised calculation did not have a significant impact on constant currency information presented for prior periods and therefore has not been restated.

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

Our business is focused on prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with the high-quality products and high-touch services of luxury goods. We are solely focused on prestige beauty, yet we are well diversified by brand, product category, geography, channel, consumer segment and price point. Our innovation capabilities, driven by our creativity and inspired by data analytics and consumer insights, allow us to use our highly desirable brand portfolio to capitalize on opportunities in fast growing and profitable areas of prestige beauty.  We believe that our broad and inclusive range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and source consumers from brands sold in mass-market distribution.

•                  In fiscal 2019, global prestige skin care continued to lead product category growth.  Our skin care business benefited from the enduring strength of hero product lines such as Advanced Night Repair from Estée Lauder and Crème de La Mer from La Mer, as well as recent product launches, the growth in Asia and targeted expanded consumer reach.  The launches of Advanced Night Repair Eye Supercharged Complex and Micro Essence with Sakura Ferment from Estée Lauder were particularly successful in Asia/Pacific.  During fiscal 2019, we introduced a new level of personalization with Clinique iD, which allows the consumer to create a custom blend of hydration and treatment.

•                  Global prestige makeup sales also continued to grow; however, the pace was slower than in prior years.  Our makeup business continued to benefit from growth in hero product lines such as Double Wear from Estée Lauder as well as strong demand for M•A•C and Tom Ford in Asia and the successful launch of the Cushion Compact from La Mer.

•                  Our fragrance category continues to benefit from increased sales of our luxury fragrance brands.  New products, such as Honeysuckle and Davana from Jo Malone London and Ombre Leather from Tom Ford, as well as strength in certain existing product lines, have contributed to our success in the category.  The category also benefited from strong growth and targeted expanded consumer reach of Le Labo and By Kilian.  Increased interest in luxury fragrances in China has also helped category growth.  We look for further opportunities to strengthen our business in this category through targeted expanded consumer reach of our luxury brands.

•                  In our hair care category, our brands are reaching new consumers globally as we further expanded our presence outside the United States.  During fiscal 2019, Aveda launched Cherry Almond Softening Shampoo and Conditioner and relaunched its popular Shampure and Rosemary Mint lines, which also contributed to the category’s growth.

Our global distribution capability and operations allow us to target opportunities wherever consumer demographics and trends are the most attractive.  Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications.  We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories.  We tailor our strategy by market to drive consumer engagement and embrace cultural diversity.  We continuously strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•                  In North America, we continue to deploy a number of strategies to accelerate growth, despite a challenging environment especially in brick and mortar retail.  In Latin America, we continue to launch new brands, expand social media outreach and encourage consumers to trade up from mass beauty products.

•                  In Europe, the Middle East & Africa, we are expanding the consumer reach of many of our brands, strengthening their digital and social media presence and leveraging our strength in the makeup category to gain share in prestige beauty.

•                  In Asia/Pacific, particularly in China, we are leveraging our diversified brand portfolio and expansion on third-party online malls to benefit from the strong consumer demand for prestige beauty.

We approach distribution strategically by product category and geographic region and seek to optimize distribution by matching each of our brands with appropriate opportunities while maintaining high productivity per door.  We are expanding our brands in higher growth channels, such as travel retail and online.  We also focus on brand-building retail activities, technology-driven activations and omnichannel capabilities that enhance the luxury experience for consumers.

•                  As part of this strategy, we have built a leadership position in the global travel retail channel, positioning us well to leverage the increasing international passenger traffic.  Travel retail continues to be an important channel for brand building due to the increase in traveling consumers, particularly those from emerging markets, who often experience our brands for the first time while traveling.  We continue to expand our strategic presence in travel retail across duty-free locations primarily in airports, downtown stores, in-flight and cruise ships.  We engage consumers at the airport through compelling pop-up activations in non-traditional commercial areas, and we ensure we have appropriate communication and curated assortments to be relevant to targeted consumer groups. At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.

•                  Online net sales continue to grow strongly on a global basis, and we continue to launch e- and m-commerce sites in new and existing markets directly with our retail customers or on select third-party online malls.  We collaborate with our retailers globally to drive sales of our products on their online sites.  We believe our success in delivering particularly strong online growth is a result of customization of our strategy to meet local market and cultural needs.  We also continue to develop and implement omnichannel concepts to deliver an integrated consumer experience and better serve consumers as they shop across channels.

While our multiple engines of growth have enabled us to produce excellent sales growth, we have also transformed our operations, freeing up resources to invest behind further growth opportunities. Our Leading Beauty Forward initiative (described below) has enabled us to cut costs and invest in new capabilities such as digital and data analytics as well as increased advertising.

In fiscal 2019, we continued to further integrate corporate citizenship and sustainability into our strategy and business operations. Areas of focus include packaging, ingredient transparency, responsible sourcing, energy and emissions, social investments, employee engagement and employee safety.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries.  We are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom.  This is due to the impact of shifts in consumer preferences as to where and how they shop, as well as adverse macroeconomic conditions in the United Kingdom.  We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business.  We also continue to monitor the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s anticipated exit from the European Union (i.e. “Brexit”) and continue developing our risk mitigation strategies to address such uncertainties.  These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels.  We are also cautious of foreign currency movements, including their impact on tourism.  Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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

Leading Beauty Forward

In May 2016, we announced a multi-year initiative (“Leading Beauty Forward,” or the “Program”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum.  Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value.  As of June 30, 2019, we concluded the approvals of all major initiatives under Leading Beauty Forward related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to substantially complete those initiatives through fiscal 2021.  We previously estimated that Leading Beauty Forward would result in related restructuring and other charges totaling between $900 million and $950 million, before taxes.  After concluding the final approvals and reviewing the progress of previously approved initiatives under Leading Beauty Forward that are being implemented, we have revised our estimates for cost approvals under the Program.  Inclusive of approvals from inception through June 30, 2019, we now estimate that Leading Beauty Forward may result in related restructuring and other charges totaling between $950 million and $990 million, before taxes, consisting of employee-related costs, asset write-offs and other costs to implement these initiatives.  As many of our previously approved Leading Beauty Forward initiatives are progressing through their implementation stages, we are revising our previous estimate of annual net benefits of between $350 million and $450 million, before taxes.  After its full implementation, we now expect Leading Beauty Forward to yield annual net benefits, primarily in Selling, general and administrative expenses and, to a lesser extent, Cost of sales, of between $425 million and $475 million, before taxes.  These savings can be used to improve margin, mitigate risk and invest in future growth initiatives.  For additional information about restructuring and other charges, see Item 8. Financial Statements and Supplementary Data – Note 7 – Charges Associated with Restructuring and Other Activities.

Annual Impairment Testing

We assess goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.  During fiscal 2019, our Smashbox reporting unit made revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand.  We concluded that these changes in circumstances triggered the need for an interim impairment review of the Smashbox trademark and the Smashbox reporting unit goodwill.  Accordingly, we performed interim impairment tests as of December 31, 2018 and March 31, 2019.  We concluded that the carrying values of the Smashbox trademark exceeded their estimated fair values, which were determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, we recognized impairment charges totaling $22 million for the trademark in fiscal 2019.  After adjusting the carrying values of the trademark, we completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges related to the Smashbox reporting unit totaling $68 million in fiscal 2019.  The key assumptions used to determine the estimated fair value of the reporting unit are predicated on the success of future new product launches, the achievement of international distribution expansion plans, and the realization of cost reduction and other efficiency efforts.  If such plans do not materialize, or if there are further challenges in the business environment in which this reporting unit operates, a resulting change in the key assumptions could have a negative impact on the estimated fair value of the reporting unit, and it is possible we could recognize an additional impairment charge.  As of June 30, 2019, the remaining carrying values of the Smashbox reporting unit goodwill and Smashbox trademark were $72 million and $55 million, respectively.  No further impairment charges were recognized during fiscal 2019.  With the exception of the Smashbox reporting unit, fair values of all reporting units with material goodwill were substantially in excess of their respective carrying values.

With regard to trademarks, the fair value of the Smashbox trademark was equal to its carrying value, and the fair values of the Too Faced, Editions de Parfums Frédéric Malle and BECCA trademarks exceeded their carrying values by approximately 7%, 9% and 14%, respectively.  As of June 30, 2019, the carrying values of the Too Faced, Editions de Parfums Frédéric Malle and BECCA trademarks were $525 million, $32 million and $98 million, respectively.  If these reporting units are adversely affected by a softness in the retail environment for their products, or if other business disruptions arise that cause a change to their long-term financial projections, there could be a negative effect on the fair values of the related trademarks, and it is possible we could recognize impairment charges in the future.

For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

Fiscal 2018 as Compared with Fiscal 2017

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for the fiscal 2018 to fiscal 2017 comparative discussion.

Fiscal 2019 as Compared with Fiscal 2018

NET SALES

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$14,863	$13,683
$ Change from prior year	1,180	1,859
% Change from prior year	9%	16%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	11%	13%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The fiscal 2019 increase in reported net sales reflected strong growth in our Europe, the Middle East & Africa and Asia/Pacific regions, as well as continued growth in the skin care and makeup product categories. International net sales growth was driven primarily by increases in China and Hong Kong, which contributed to the continued growth in our online channel (primarily third-party online malls), while growth in our travel retail business continued to benefit from the increase in international passenger traffic, particularly by Chinese travelers.  Skin care net sales reflected growth primarily from Estée Lauder and La Mer products. Net sales increases from Estée Lauder, M•A•C and Tom Ford, drove the net sales growth in our makeup category.  Each of our product categories benefited from targeted expanded consumer reach, new product offerings, and the continued success of certain hero franchises.

The fiscal 2019 reported net sales increase was impacted by approximately $371 million of unfavorable foreign currency translation.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2019 and 2018 impact of returns associated with restructuring and other activities of approximately $3 million and $8 million, respectively.

During the first quarter of fiscal 2019, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers (“ASC 606”).  The adoption of ASC 606 resulted in the deferral of a portion of product sales primarily related to future obligations (i) to provide gift with purchase and purchase with purchase promotional products and (ii) to satisfy customer loyalty program reward obligations, as well as the timing and classification of certain net demonstration payments to and from customers.  The collective impact of the adoption of ASC 606 reduced reported net sales for fiscal 2019 by $49 million.  For further information, see Item 8. Financial Statements and Supplementary Data – Note 13 – Revenue Recognition.

Product Categories

The change in net sales in each product category for fiscal 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows:

(In millions)	Year Ended June 30, 2019
Skin care	$(48)
Makeup	10
Fragrance	(14)
Hair Care	—
Other	3
Total	$(49)

Skin Care

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$6,551	$5,595
$ Change from prior year	956	1,068
% Change from prior year	17%	24%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	20%	21%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased in fiscal 2019, reflecting higher net sales from Estée Lauder and La Mer, combined, of approximately $923 million.  The increase in Estée Lauder net sales was led by growth in China and Hong Kong, reflecting the continued strength of existing product franchises, such as Advanced Night Repair, Perfectionist, Nutritious, Micro Essence and Revitalizing Supreme, and new product launches, such as Advanced Night Repair Eye Supercharged Complex.  The increase in net sales from La Mer reflected growth from most markets, led by China and Hong Kong, and benefited from the strength in hero products, such as Crème de la Mer and The Concentrate, other existing products, such as The Treatment Lotion, and targeted expanded consumer reach.  The net sales growth from Estée Lauder and La Mer also reflected the increase in Chinese travelers, which led to the brands’ growth in travel retail and department stores, and higher net sales in our online channel in China (primarily third-party online malls).

The skin care net sales increase was impacted by approximately $152 million of unfavorable foreign currency translation.

Makeup

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$5,860	$5,633
$ Change from prior year	227	579
% Change from prior year	4%	11%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	7%	9%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased in fiscal 2019, reflecting higher net sales from Estée Lauder, M•A•C, Tom Ford and La Mer of approximately $351 million, combined.  The higher net sales from Estée Lauder were primarily due to the success of our Double Wear franchise, Futurist Aqua Brilliance and the Pure Color line of products, which drove higher net sales in China, Hong Kong and Korea, as well as in travel retail.  The net sales increase from M•A•C was driven primarily by our Asia/Pacific region, led by China and Hong Kong, as well as the Middle East.  The higher net sales in Asia/Pacific was primarily due to targeted expanded consumer reach and the continued strength of lip products in the region. The increase in the Middle East reflected a favorable comparison to the prior year due to the rebalancing of inventory.  The increase for M•A•C also reflected higher net sales in our travel retail business, third-party online malls and the specialty-multi channel.  Partially offsetting these increases for the brand were continued declines in the United States primarily due to slower traffic in certain department stores and freestanding stores, as well as lower net sales from the United Kingdom due to overall softness in the makeup category there, continued competitive pressures and adverse macroeconomic conditions.  The net sales increase from Tom Ford was driven by higher net sales of lipstick and eyeshadow products in Asia/Pacific, particularly in China, and our travel retail business, as well as targeted expanded consumer reach.  The higher net sales from La Mer benefited from new products, such as The Luminous Lifting Cushion Foundation, and targeted expanded consumer reach.

Partially offsetting these increases were lower net sales from Clinique and Smashbox of approximately $161 million, combined. The decline in net sales from Clinique reflected the continued declines in the United States, particularly in the department store channel, as well as softness in the makeup category and adverse macroeconomic conditions in the United Kingdom.  The decrease in net sales from Smashbox was due primarily to a soft retail environment for our products in the United States, particularly in the specialty-multi and department store channels, reflecting slower retail traffic.

The makeup net sales increase was impacted by approximately $161 million of unfavorable foreign currency translation.

Fragrance

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$1,802	$1,826
$ Change from prior year	(24)	189
% Change from prior year	(1)%	12%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	1%	8%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased in fiscal 2019, reflecting lower net sales from certain of our designer fragrances and Estée Lauder of approximately $110 million, combined, as well as the impact of ASC 606 noted above.  The lower net sales from certain of our designer fragrances were primarily due to an unfavorable comparison to the prior-year launch of Michael Kors Sexy Ruby in North America, as well as the challenging retail environment in the United Kingdom. The decrease in net sales from Estée Lauder was primarily due to the change in the mix of products included in the brand’s holiday blockbuster promotion.

Partially offsetting these decreases were higher net sales from Jo Malone London, Le Labo and Tom Ford, combined, of approximately $81 million.  The increase in net sales from Jo Malone London was driven primarily by growth from our Asia/Pacific region, led by China, due to new product launches and targeted expanded consumer reach, including the brand’s launch on Tmall.  Net sales increased from Le Labo due to the success of existing products and targeted expanded consumer reach globally, which led to strong growth of the brand in our freestanding store and department store channels.  The net sales increase from Tom Ford reflected higher net sales from the Private Blend franchise, particularly Soleil Blanc and Oud Wood, and targeted expanded consumer reach.

The fragrance net sales decrease was impacted by approximately $50 million of unfavorable foreign currency translation.

Hair Care

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$584	$570
$ Change from prior year	14	31
% Change from prior year	2%	6%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	4%	4%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased in fiscal 2019, primarily reflecting growth from Aveda, partially offset by lower net sales from Bumble and bumble due to the softness in the salon and specialty-multi channels in North America.  The higher net sales from Aveda, particularly in our online channel, was primarily driven by the launch of Cherry Almond Softening Shampoo and Conditioner and continued success of certain hero franchises, such as the Rosemary Mint and Shampure lines of products.

Geographic Regions

The change in net sales in each geographic region for fiscal 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to net sales, as follows:

(In millions)	Year Ended June 30, 2019
The Americas	$(61)
Europe, the Middle East & Africa	16
Asia/Pacific	(4)
Total	$(49)

The Americas

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$4,741	$5,015
$ Change from prior year	(274)	196
% Change from prior year	(5)%	4%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(5)%	4%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased in fiscal 2019, primarily due to lower net sales in the United States of approximately $218 million, driven primarily by M•A•C, Clinique, Smashbox and certain of our designer fragrances, as well as the negative impact of the adoption of ASC 606.  The net sales decreases from M•A•C and Clinique were primarily due to the continued traffic declines in department stores, as well as in M•A•C freestanding stores.  The lower net sales from Smashbox reflected the continued slowdown of its makeup business driven by ongoing competitive activity and lower growth in key retail channels for the brand.  Partially offsetting these decreases were higher net sales from Le Labo and La Mer due to targeted expanded consumer reach.  In addition, net sales in Latin America and Canada, combined, decreased approximately $56 million primarily due to lower net sales from M•A•C and Clinique, particularly in department stores and freestanding stores.

The net sales decrease in The Americas included approximately $25 million of unfavorable foreign currency translation.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$6,452	$5,634
$ Change from prior year	818	984
% Change from prior year	15%	21%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	18%	16%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2019, primarily reflecting higher net sales from our travel retail business.  Net sales increased in our travel retail business across most brands, led by Estée Lauder, La Mer, M•A•C, Tom Ford and Origins, driven, in part, by an increase in international passenger traffic, particularly by Chinese travelers, as well as strategic investment spend supporting both new and existing products.  Also contributing to the increase were targeted expanded consumer reach and new product offerings, such as Estée Lauder’s Advanced Night Repair Eye Supercharged Complex.

Partially offsetting the net sales increase were lower net sales in certain Western European markets, primarily reflecting challenging environments in Benelux, Germany, France and Iberia, as well as lower net sales in the United Kingdom, primarily driven by competitive pressures and adverse macroeconomic conditions. These decreases were approximately $116 million, combined.

The net sales increase in Europe, the Middle East & Africa included approximately $216 million of unfavorable foreign currency translation.

Asia/Pacific

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Net sales	$3,673	$3,042
$ Change from prior year	631	685
% Change from prior year	21%	29%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	25%	25%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased in fiscal 2019, reflecting higher net sales in China and Hong Kong of approximately $574 million, combined.  The higher net sales in China, led by Estée Lauder, M•A•C and La Mer, reflected continued growth from the strong demand for skin care and makeup products that benefited virtually every channel, particularly online (primarily third-party online malls), department stores, freestanding stores and specialty-multi.  The net sales growth in Hong Kong, also led by Estée Lauder, La Mer and M•A•C, reflected a strong retail environment due to increased tourism, particularly from Chinese travelers, targeted expanded consumer reach and the continued success of certain hero franchises.

The net sales increase in Asia/Pacific included approximately $130 million of unfavorable foreign currency translation.

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin in fiscal 2019 decreased to 77.2% as compared with 79.2% in fiscal 2018.

Fiscal 2019 vs. Fiscal 2018 Favorable (Unfavorable) Basis Points
Mix of business	80
Obsolescence charges	(40)
Foreign exchange transactions	(20)
Manufacturing costs and other	(25)
Adoption of new accounting standards (ASC 606 and hedge accounting)	(195)
Total	(200)

The decrease in gross margin for fiscal 2019 primarily reflected the net impact of the adoption of recently issued accounting standards.  For more information see Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments and Note 13 – Revenue Recognition.  The favorable impact from our mix of business primarily reflected favorable changes in the shipments of promotional items, strategic pricing and product category mix, partially offset by the unfavorable impact from new product introductions.

OPERATING EXPENSES

Operating expenses as a percentage of net sales in fiscal 2019 decreased to 61.6% as compared with 64.2% in fiscal 2018.

Fiscal 2019 vs. Fiscal 2018 Favorable (Unfavorable) Basis Points
General and administrative expenses	20
Advertising, merchandising, sampling and product development	(110)
Selling	150
Adoption of new accounting standard (ASC 606)	240
Shipping	(10)
Store operating costs	20
Stock-based compensation	—
Foreign exchange transactions	(10)
Other	—
Subtotal	300
Charges associated with restructuring and other activities	30
Changes in fair value of contingent consideration	(10)
Goodwill and other intangible asset impairments	(60)
Total	260

As a percentage of net sales, operating expenses improved as compared to fiscal 2018, reflecting favorable impacts from the adoption of ASC 606 and selling expenses, primarily in North America due to lower demonstration costs, partially driven by changes in distribution channel mix, as well as efficiencies in our sales operations.  These improvements were offset by increases in advertising and promotional activities primarily due to increased spend to support digital advertising and social media (including costs associated with influencers), locally relevant promotions, new product launches, and targeted expanded consumer reach.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$2,313	$2,055
$ Change from prior year	258	351
% Change from prior year	13%	21%

Operating Margin	15.6%	15.0%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	15%	21%

(1) See Reconciliations of Non-GAAP Financial Measures beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating margin in fiscal 2019 increased by approximately 60 basis points as compared to fiscal 2018, driven by improvements in net sales, operating expenses as a percentage of net sales and lower charges associated with restructuring and other activities, partially offset by the lower gross margin, as previously noted.  Partially offsetting the increase in operating margin was the unfavorable impact of goodwill and other intangible asset impairments.

The changes in fair value of contingent consideration and the fiscal 2019 goodwill and intangible asset impairments impacted the operating results of our product categories and geographic regions as follows:

	Year ended June 30, 2019			Year ended June 30, 2018
(In millions)	Changes in fair value of contingent consideration	Goodwill and other intangible asset impairments	Net Impact	Changes in fair value of contingent consideration	Year-over-year net impact favorable (unfavorable)
Product Category:
Skin Care	$25	$—	$25	$21	$4
Fragrance	12	—	12	22	(10)
Makeup	—	(90)	(90)	—	(90)
Total	$37	$(90)	$(53)	$43	$(96)

Region:
The Americas	$27	$(90)	$(63)	$28	$(91)
Europe, the Middle East & Africa	10	—	10	15	(5)
Total	$37	$(90)	$(53)	$43	$(96)

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the fiscal 2019 and 2018 impact of charges associated with restructuring and other activities of $241 million, or 2% of net sales and $257 million, or 2% of net sales, respectively.

The adoption of ASC 606, as discussed above, increased operating income for fiscal 2019 by $21 million.

Product Categories

The change in operating income in each product category for fiscal 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows:

(In millions)	Year Ended June 30, 2019
Skin care	$(2)
Makeup	18
Fragrance	2
Hair Care	—
Other	3
Total	$21

Skin Care

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$1,925	$1,514
$ Change from prior year	411	495
% Change from prior year	27%	49%

Reported skin care operating income increased in fiscal 2019, primarily from Estée Lauder and La Mer, due to higher net sales.  Partially offsetting these increases were higher advertising and promotional activities primarily due to increased spend to support digital advertising and social media (including costs associated with influencers), locally relevant promotions, new product launches and targeted expanded consumer reach.

Makeup

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$438	$549
$ Change from prior year	(111)	(169)
% Change from prior year	(20)%	(24)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments	(4)%	(24)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income decreased in fiscal 2019, driven by lower results from Smashbox, BECCA and Too Faced, combined, of approximately $207 million. The lower results from Smashbox reflected the decline in net sales, as well as $90 million of goodwill and other intangible asset impairments.  The decrease in operating income from BECCA primarily reflected lower net sales, as well as an increase in advertising and promotional expenses to support new product launches.  The lower results from Too Faced primarily reflected higher cost of sales due, in part, to new product introductions. Partially offsetting these decreases were higher results from Estée Lauder primarily due to higher net sales and greater selling efficiencies.

Fragrance

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$140	$176
$ Change from prior year	(36)	59
% Change from prior year	(20)%	51%

Reported fragrance operating income decreased in fiscal 2019, driven by lower results from Jo Malone London and certain of our designer fragrances, combined, of approximately $29 million.  The increase from Jo Malone London net sales was more than offset by higher expenses due, in part, to increases in cost of sales reflecting a change in product mix, as well as increases in advertising and promotional activities and store operating costs related to targeted expanded consumer reach. The lower results from certain of our designer fragrances reflected lower net sales, partially offset by disciplined expense management and selling efficiencies in North America.

Hair Care

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$39	$64
$ Change from prior year	(25)	13
% Change from prior year	(39)%	25%

Reported hair care operating income decreased in fiscal 2019 due to lower results from Bumble and bumble and Aveda.  The lower results from Bumble and bumble reflected lower net sales.  The decrease in operating income from Aveda was primarily due to increases in cost of sales; advertising and promotion expenses due to spending to support the brand’s social media and digital campaign activity, new product launches and digital advertising; and shipping expenses due to the net sales increases in our online channel.

Geographic Regions

The change in operating income in each geographic region for fiscal 2019 included the impact of the adoption of ASC 606, which resulted in an increase (reduction) to operating income, as follows:

(In millions)	Year Ended June 30, 2019
The Americas	$24
Europe, the Middle East & Africa	8
Asia/Pacific	(11)
Total	$21

The Americas

	Year Ended June 30
($ in millions)	2019		2018
As Reported:
Operating income	$(194)		$211
$ Change from prior year	(405)		(75)
% Change from prior year	(100	+)%	(26)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments	(100	+)%	(30)%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 37 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income in The Americas decreased in fiscal 2019, primarily due to lower net sales in the region, the goodwill and other intangible asset impairments related to Smashbox and investments in information systems and enhanced capabilities in select corporate functions to support our strategic initiatives. This was partially offset by lower selling expenses due to lower demonstration costs, partially driven by changes in distribution channel mix, as well as efficiencies in our sales operations.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$2,019	$1,526
$ Change from prior year	493	318
% Change from prior year	32%	26%

Reported operating income in Europe, the Middle East & Africa increased in fiscal 2019, primarily due to higher results from our travel retail business, reflecting the increase in net sales.

Asia/Pacific

	Year Ended June 30
($ in millions)	2019	2018
As Reported:
Operating income	$729	$575
$ Change from prior year	154	153
% Change from prior year	27%	36%

Reported operating income in Asia/Pacific increased in fiscal 2019, reflecting higher results in China and Hong Kong of approximately $135 million, combined, driven by net sales growth.

INTEREST AND INVESTMENT INCOME

	Year Ended June 30
(In millions)	2019	2018
Interest expense	$133	$128
Interest income and investment income, net	$58	$56

Interest expense and Interest income and investment income, net increased in fiscal 2019, primarily due to higher interest rates.  Also contributing to the increase in Interest income and investment income, net were higher average investment balances.

OTHER INCOME, NET

The Tax Cuts and Jobs Act (the “TCJA”), which was enacted on December 22, 2017, presented us with opportunities to manage cash and investments more efficiently on a global basis.  Accordingly, during fiscal 2019, as part of the assessment of those opportunities, we sold our available-for-sale securities, which liquidated our investment in the foreign subsidiary that owned those securities.  As a result, we recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI and are reflected in Other income, net.  See Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – Currency Translation and Transactions for further information.

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

	Year Ended June 30
	2019	2018
As Reported:
Effective rate for income taxes	22.2%	43.6%
Basis-point change from prior year	(2,140)	2,130

Non-GAAP Financial Measure(1):
Effective rate for income taxes	21.5%	22.3%

(1) All periods exclude the net impact on the effective tax rate of charges associated with restructuring and other activities and changes in the fair value of contingent consideration.  Fiscal 2019 was adjusted for the impact of the goodwill and other intangible asset impairments, the gain on liquidation of an investment in a foreign subsidiary, net, and the finalization of the TCJA provisional charges recorded in fiscal 2018.  Fiscal 2018 was adjusted for the impact of the provisional charges resulting from the enactment of the TCJA.

The effective tax rate for fiscal 2019 decreased approximately 2,140 basis points.  The decrease was primarily attributable to the impacts from the TCJA recognized in the prior year including the Transition Tax, the adjustment to U.S. net deferred tax assets resulting from the statutory tax rate reduction, including the enactment date remeasurement, and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings. The collective impact of these charges is approximately 2,260 basis points. An additional 40 basis point reduction is primarily related to the collective net impact of the provisions of the TCJA which became effective in fiscal 2019 including the reduced U.S. statutory tax rate, a foreign derived intangible income deduction (“FDII”) and a new minimum tax on global intangible low-taxed income (“GILTI”).  Partially offsetting these decreases were approximately 100 basis points due to an increase in income tax reserve adjustments and approximately 60 basis points relating to the nondeductible Smashbox goodwill impairment charge.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2019	2018
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,785	$1,108
$ Change from prior year	677	(141)
% Change from prior year	61%	(11)%
Diluted net earnings per common share	$4.82	$2.95
% Change from prior year	63%	(12)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, changes in fair value of contingent consideration, the gain on liquidation of an investment in a foreign subsidiary, net, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	18%	30%

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

	Year Ended June 30			%	% Change in Constant
($ in millions, except per share data)	2019	2018	Variance	Change	Currency
Net sales, as reported	$14,863	$13,683	$1,180	9%	11%
Returns associated with restructuring and other activities	3	8	(5)
Net sales, as adjusted	$14,866	$13,691	$1,175	9%	11%

Operating income, as reported	$2,313	$2,055	$258	13%	17%
Charges associated with restructuring and other activities	241	257	(16)
Goodwill and other intangible asset impairments	90	—	90
Changes in fair value of contingent consideration	(37)	(43)	6
Operating income, as adjusted	$2,607	$2,269	$338	15%	19%

Diluted net earnings per common share, as reported	$4.82	$2.95	$1.87	63%	70%
Charges associated with restructuring and other activities	.51	.51	—
Gain on liquidation of an investment in a foreign subsidiary, net	(.15)	—	(.15)
Goodwill and other intangible asset impairments	.23	—	.23
Changes in fair value of contingent consideration	(.08)	(.09)	.01
Transition Tax resulting from the TCJA	(.03)	.94	(.97)
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	.02	.08	(.06)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	.02	.12	(.10)
Diluted net earnings per common share, as adjusted	$5.34	$4.51	$.83	18%	22%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
($ in millions)	Year ended June 30, 2019	Year ended June 30, 2018	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$6,551	$5,595	$956	$152	$1,108	17%	20%
Makeup	5,860	5,633	227	161	388	4	7
Fragrance	1,802	1,826	(24)	50	26	(1)	1
Hair Care	584	570	14	7	21	2	4
Other	69	67	2	1	3	3	4
	14,866	13,691	1,175	371	1,546	9	11
Returns associated with restructuring and other activities	(3)	(8)	5	—	5
Total	$14,863	$13,683	$1,180	$371	$1,551	9%	11%

By Region:
The Americas	$4,741	$5,015	$(274)	$25	$(249)	(5)%	(5)%
Europe, the Middle East & Africa	6,452	5,634	818	216	1,034	15	18
Asia/Pacific	3,673	3,042	631	130	761	21	25
	14,866	13,691	1,175	371	1,546	9	11
Returns associated with restructuring and other activities	(3)	(8)	5	—	5
Total	$14,863	$13,683	$1,180	$371	$1,551	9%	11%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported			Add:
($ in millions)	Year ended June 30, 2019	Year ended June 30, 2018	Variance	Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$1,925	$1,514	$411	$—	$(4)	$407	27%	27%
Makeup	438	549	(111)	90	—	(21)	(20)	(4)
Fragrance	140	176	(36)	—	10	(26)	(20)	(17)
Hair Care	39	64	(25)	—	—	(25)	(39)	(39)
Other	12	9	3	—	—	3	33	33
	2,554	2,312	242	$90	$6	$338	10%	15%
Charges associated with restructuring and other activities	(241)	(257)	16
Total	$2,313	$2,055	$258

By Region:
The Americas	$(194)	$211	$(405)	$90	$1	$(314)	(100+ )%	(100+ )%
Europe, the Middle East & Africa	2,019	1,526	493	—	5	498	32	33
Asia/Pacific	729	575	154	—	—	154	27	27
	2,554	2,312	242	$90	$6	$338	10%	15%
Charges associated with restructuring and other activities	(241)	(257)	16
Total	$2,313	$2,055	$258

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad.  At June 30, 2019, we had cash and cash equivalents of $2,987 million compared with $2,181 million at June 30, 2018.  Our cash and cash equivalents are maintained at a number of financial institutions.  To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax.  During fiscal 2018, we changed our indefinite reinvestment assertion related to certain foreign earnings, and we continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings.  Our cash and cash equivalents balance at June 30, 2019 includes $1,765 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy.  We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations.  If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years.  Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs.  Our credit ratings also impact the cost of our revolving credit facility.  Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing.  A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating.  As of August 16, 2019, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt and Access to Liquidity

Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 44% at June 30, 2019 from 43% at June 30, 2018, primarily due to the decrease in total equity reflecting higher treasury stock purchases and dividends, partially offset by higher net earnings.

For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 10 – Debt.

Cash Flows

	Year Ended June 30
(In millions)	2019	2018
Net cash provided by operating activities	$2,517	$2,562
Net cash provided by (used for) investing activities	$473	$(358)
Net cash provided by (used for) financing activities	$(2,173)	$(1,172)

The change in net cash flows from operating activities primarily reflected higher cash paid for taxes, higher international inventory levels to support our forecasted sales activity, an increase in accounts receivable, reflecting the timing of shipments and collections and an unfavorable change in accounts payable due to the timing and level of payments.  These changes were partially offset by higher earnings before taxes.

The change in net cash flows from investing activities primarily reflected higher proceeds from the sale of investments and lower purchases of investments, primarily due to the liquidation of our foreign subsidiary that owned our available-for-sale securities.

The change in net cash flows from financing activities primarily reflected higher treasury stock purchases and dividend payments in the current year, as well as changes in short-term debt reflecting the repayment of remaining commercial paper borrowings.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for the fiscal 2018 to fiscal 2017 comparative discussions.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2019 and through August 16, 2019, see Item 8. Financial Statements and Supplementary Data – Note 16 – Common Stock.

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

For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities.  This strategy assists us in maintaining our overall funded ratio.  For fiscal 2019 and 2018, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.  As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2020.

The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2020	2019	2018
Non-qualified domestic noncontributory pension plan benefit payments	$25	$19	$13
International defined benefit pension plan contributions	$24	$33	$31
Post-retirement plan benefit payments	$8	$7	$6

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

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments (Cash Flow Hedges).

Credit Risk

For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 11 – Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet.  To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates.  A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net increase in the fair value of our portfolio of approximately $48 million and $(10) million as of June 30, 2019 and 2018, respectively.  This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances.  Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $16 million and $24 million as of June 30, 2019 and 2018, respectively. Our sensitivity analysis represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results, which may or may not occur.  It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our portfolio of derivative financial instruments during the year.  We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition at June 30, 2019 and our results of operations for the three fiscal years ended June 30, 2019 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates.  We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition.  Our critical accounting policies relate to goodwill, other intangible assets and long-lived assets and income taxes.

Management of the Company has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.

Goodwill, Other Intangible Assets and Long-Lived Assets – Impairment Assessment

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other indefinite-lived intangible assets principally consist of trademarks.  Goodwill and other indefinite-lived intangible assets are not amortized.

In January 2017, the Financial Accounting Standards Board issued authoritative guidance that simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test.  The single quantitative step test requires companies to compare the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.  We early adopted this guidance as of the fiscal 2019 second quarter.  When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test.  For fiscal 2019 and 2018, we elected to perform the qualitative assessment for certain of our reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value.  For our other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed.  We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, Other Intangible Assets and Long-Lived Assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Other Intangible Assets.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including in this and other filings with the SEC, in our press releases and in our reports to stockholders, which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may address our expectations regarding sales, earnings or other future financial performance and liquidity, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  These statements may contain words like “expect,” “will,” “will likely result,” “would,” “believe,” “estimate,” “planned,” “plans,” “intends,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “projected,” “forecast,” and “forecasted” or similar expressions.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

(5) the success, or changes in timing or scope, of new product launches and the success, or changes in timing or scope, of advertising, sampling and merchandising programs;

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

(17) the timing and impact of acquisitions, investments and divestitures; and

(18) additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure.  The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).  The 2019 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2019 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

The information required by this Item will be included in the 2019 Proxy Statement.  The 2019 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2019 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2019 Proxy Statement.  The 2019 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2019 and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2019 Proxy Statement.  The 2019 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2019 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be included in the 2019 Proxy Statement.  The 2019 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2019 and such information is incorporated herein by reference.

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

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11

Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

Exhibit Number	Description
4.17

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 1.800% Senior Notes due 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 1.800% Senior Notes due 2020 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.19

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.21

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

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

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †

10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.12a

Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064). * †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13a

Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064). * †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.14b

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

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

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17h

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17i

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17j

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17k

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064) .* †

10.17l	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

Exhibit Number	Description
10.17m

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.17n

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.17o

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17p

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17q

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16v to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17r

Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).* †

10.17s

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.17t

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.17u

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17v

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

10.17z

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.17aa

Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

Exhibit Number	Description
10.18

$1.5 Billion Credit Agreement, dated as of October 3, 2016, by and among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., BNP Paribas, Bank of America, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as syndication agents (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2016) (SEC File No. 1-14064).*

10.18a

$1.5 Billion Credit Agreement, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.23

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.23a

First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †

10.23b

Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).* †

10.24

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.24a

First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.24b

Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

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
Date: August 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer	August 23, 2019
Fabrizio Freda	and a Director
(Principal Executive Officer)

WILLIAM P. LAUDER*	Executive Chairman	August 23, 2019
William P. Lauder	and a Director

LEONARD A. LAUDER*	Director	August 23, 2019
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 23, 2019
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 23, 2019
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 23, 2019
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 23, 2019
Paul J. Fribourg

IRVINE O. HOCKADAY, JR.*	Director	August 23, 2019
Irvine O. Hockaday, Jr.

JENNIFER HYMAN*	Director	August 23, 2019
Jennifer Hyman

JANE LAUDER*	Director	August 23, 2019
Jane Lauder

RONALD S. LAUDER*	Director	August 23, 2019
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 23, 2019
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 23, 2019
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 23, 2019
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 23, 2019
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 23, 2019
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and	August 23, 2019
Tracey T. Travis	Chief Financial Officer
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2019, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

August 23, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Estée Lauder Companies Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated August 23, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
August 23, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Estée Lauder Companies Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for revenue and related costs effective July 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the recoverability of the carrying value of goodwill and indefinite-lived intangible assets

As discussed in Note 6 to the consolidated financial statements, goodwill and indefinite-lived intangible assets as of June 30, 2019 were $1,868 million and $888 million, respectively. Annually, or whenever events or changes in circumstances indicate a potential impairment has occurred, the Company evaluates the recoverability of the carrying value of goodwill and indefinite-lived intangible assets.

We identified the evaluation of the recoverability of the carrying value of (1) goodwill for the Smashbox reporting unit and (2) the trademark indefinite-lived intangible assets related to the Smashbox and Too Faced brands to be a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the Smashbox reporting unit. Specifically, the Company’s determination of the comparable publicly traded companies used to derive the market multiples and the projected discounted cash flows, including the revenue growth rate, terminal value, and discount rate, required subjective and challenging auditor judgment. In addition, subjective and challenging auditor judgment was required in evaluating the projected revenues, terminal value, discount rate, and royalty rate applied to projected revenues, in estimating the fair value of the Smashbox and Too Faced trademarks.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill and indefinite-lived intangible asset impairment process, including controls over the development of certain assumptions used to estimate the fair value of the reporting units and indefinite-lived intangible assets. To assess the Company’s ability to estimate cash flows, including projected revenues, we compared the Company’s historical cash flow forecasts for Smashbox and Too Faced to actual results. We evaluated the Company’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans. We performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing:

•                  the Company’s discounted cash flow models, including certain assumptions such as the terminal value and discount rate,

•                  the Company’s market valuation of the Smashbox reporting unit, including the evaluation of the comparable publicly traded companies and the multiples derived from the analysis, and

•                  the royalty rate applied against projected revenues in valuing the Smashbox and Too Faced trademarks.

Evaluation of the accounting for income taxes

As discussed in Note 2 to the consolidated financial statements, the Company is subject to income tax in each tax jurisdiction in which it operates. The Company maintains offices in over 50 countries and has key operational facilities located inside and outside the United States that manufacture, warehouse, or distribute goods for sale in approximately 150 countries and territories.

We identified the evaluation of the accounting for income taxes as a critical audit matter. The Company’s global structure required complex auditor judgment to evaluate the Company’s interpretation and application of tax laws in relevant jurisdictions and the income tax impact of the legal entity ownership structure.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s income tax process, including controls over the identification of changes to tax laws in the various jurisdictions in which it operates. We obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents. We, with the assistance of tax professionals with specialized skills and knowledge, evaluated the effect on the Company’s tax provision of changes in its legal entity structure and tax laws by reviewing and evaluating management’s tax calculations and assessing the Company’s compliance with tax laws.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

New York, New York
August 23, 2019

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2019	2018	2017

Net sales	$14,863	$13,683	$11,824
Cost of sales	3,387	2,844	2,434

Gross profit	11,476	10,839	9,390

Operating expenses
Selling, general and administrative	8,857	8,553	7,460
Restructuring and other charges	216	231	195
Goodwill impairment	68	—	28
Impairment of other intangible assets	22	—	3
Total operating expenses	9,163	8,784	7,686

Operating income	2,313	2,055	1,704

Interest expense	133	128	103
Interest income and investment income, net	58	56	28
Other components of net periodic benefit cost	2	3	12
Other income, net	71	—	—
Earnings before income taxes	2,307	1,980	1,617

Provision for income taxes	513	863	361
Net earnings	1,794	1,117	1,256

Net earnings attributable to noncontrolling interests	(9)	(9)	(7)
Net earnings attributable to The Estée Lauder Companies Inc.	$1,785	$1,108	$1,249

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$4.91	$3.01	$3.40
Diluted	$4.82	$2.95	$3.35

Weighted-average common shares outstanding
Basic	363.5	368.0	367.1
Diluted	370.4	375.7	373.0

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30
(In millions)	2019	2018	2017

Net earnings	$1,794	$1,117	$1,256

Other comprehensive income (loss):
Net unrealized investment gain (loss)	14	(13)	(8)
Net derivative instrument gain (loss)	(24)	57	(54)
Amounts included in net periodic benefit cost	(102)	92	102
Translation adjustments	(57)	(20)	32
Benefit (provision) for deferred income taxes on components of other comprehensive income	40	(34)	(11)
Total other comprehensive income (loss)	(129)	82	61
Comprehensive income	1,665	1,199	1,317

Comprehensive income attributable to noncontrolling interests:
Net earnings	(9)	(9)	(7)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$1,656	$1,190	$1,310

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share data)	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$2,987	$2,181
Short-term investments	—	534
Accounts receivable, net	1,831	1,487
Inventory and promotional merchandise, net	2,006	1,618
Prepaid expenses and other current assets	388	348
Total current assets	7,212	6,168

Property, plant and equipment, net	2,068	1,823

Other assets
Long-term investments	177	843
Goodwill	1,868	1,926
Other intangible assets, net	1,203	1,276
Other assets	628	531
Total other assets	3,876	4,576
Total assets	$13,156	$12,567

LIABILITIES AND EQUITY
Current liabilities
Current debt	$516	$183
Accounts payable	1,490	1,182
Other accrued liabilities	2,599	1,945
Total current liabilities	4,605	3,310

Noncurrent liabilities
Long-term debt	2,896	3,361
Other noncurrent liabilities	1,244	1,186
Total noncurrent liabilities	4,140	4,547

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2019 and June 30, 2018; shares issued: 443,685,124 at June 30, 2019 and 435,413,976 at June 30, 2018; Class B shares authorized: 304,000,000 at June 30, 2019 and June 30, 2018; shares issued and outstanding: 139,537,814 at June 30, 2019 and 143,051,679 at June 30, 2018	6	6
Paid-in capital	4,403	3,972
Retained earnings	9,984	9,040
Accumulated other comprehensive loss	(563)	(434)
	13,830	12,584
Less: Treasury stock, at cost; 222,120,630 Class A shares at June 30, 2019 and 211,320,208 Class A shares at June 30, 2018	(9,444)	(7,896)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,386	4,688
Noncontrolling interests	25	22
Total equity	4,411	4,710
Total liabilities and equity	$13,156	$12,567

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
(In millions)	2019	2018	2017

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	3,972	3,559	3,161
Stock-based compensation	431	413	398
Paid-in capital, end of year	4,403	3,972	3,559

Retained earnings, beginning of year	9,040	8,452	7,693
Common stock dividends	(612)	(552)	(490)
Net earnings attributable to The Estée Lauder Companies Inc.	1,785	1,108	1,249
Reclassification from accumulated other comprehensive loss as a result of the adoption of a new accounting standard	—	32	—
Cumulative effect of adoption of ASC 606	(229)	—	—
Retained earnings, end of year	9,984	9,040	8,452

Accumulated other comprehensive loss, beginning of year	(434)	(484)	(545)
Reclassification to retained earnings as a result of the adoption of a new accounting standard	—	(32)	—
Other comprehensive income (loss)	(129)	82	61
Accumulated other comprehensive loss, end of year	(563)	(434)	(484)

Treasury stock, beginning of year	(7,896)	(7,149)	(6,743)
Acquisition of treasury stock	(1,458)	(688)	(355)
Stock-based compensation	(90)	(59)	(51)
Treasury stock, end of year	(9,444)	(7,896)	(7,149)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,386	4,688	4,384

Noncontrolling interests, beginning of year	22	18	15
Net earnings attributable to noncontrolling interests	9	9	7
Distributions to noncontrolling interest holders	(6)	(5)	(4)
Noncontrolling interests, end of year	25	22	18

Total equity	$4,411	$4,710	$4,402

Cash dividends declared per common share	$1.67	$1.48	$1.32

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2019	2018	2017

Cash flows from operating activities
Net earnings	$1,794	$1,117	$1,256
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	557	531	464
Deferred income taxes	(66)	175	(118)
Non-cash stock-based compensation	243	236	219
Excess tax benefits from stock-based compensation arrangements	—	—	(45)
Net loss on disposal of property, plant and equipment	17	15	5
Non-cash restructuring and other charges	—	1	3
Pension and post-retirement benefit expense	72	73	80
Pension and post-retirement benefit contributions	(53)	(85)	(38)
Goodwill and other intangible asset impairments	90	—	31
Changes in fair value of contingent consideration	(37)	(43)	(57)
Gain on liquidation of an investment in a foreign subsidiary, net	(71)	—	—
Other non-cash items	(27)	(22)	(21)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(169)	(105)	(92)
Increase in inventory and promotional merchandise, net	(375)	(147)	(85)
Decrease (increase) in other assets, net	(62)	1	(90)
Increase in accounts payable	319	349	54
Increase in other accrued and noncurrent liabilities	285	466	224
Net cash flows provided by operating activities	2,517	2,562	1,790

Cash flows from investing activities
Capital expenditures	(744)	(629)	(504)
Payments for acquired businesses, net of cash acquired	—	—	(1,671)
Proceeds from the disposition of investments	1,229	749	1,226
Purchases of investments	(14)	(478)	(1,267)
Proceeds from sale of property, plant and equipment	2	—	12
Net cash flows provided by (used for) investing activities	473	(358)	(2,204)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(171)	(8)	165
Proceeds from issuance of long-term debt, net	—	—	1,498
Debt issuance costs	—	—	(11)
Repayments and redemptions of long-term debt	(1)	(2)	(306)
Net proceeds from stock-based compensation transactions	192	182	141
Excess tax benefits from stock-based compensation arrangements	—	—	45
Payments to acquire treasury stock	(1,555)	(759)	(413)
Dividends paid to stockholders	(609)	(546)	(486)
Payments to noncontrolling interest holders for dividends	(6)	(4)	(3)
Payments of contingent consideration	(23)	(35)	—
Net cash flows provided by (used for) financing activities	(2,173)	(1,172)	630

Effect of exchange rate changes on Cash and cash equivalents	(11)	13	6
Net increase in Cash and cash equivalents	806	1,045	222
Cash and cash equivalents at beginning of year	2,181	1,136	914

Cash and cash equivalents at end of year	$2,987	$2,181	$1,136

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period.  Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $30 million, $(17) million and $32 million, net of tax, in fiscal 2019, 2018 and 2017, respectively.  The Company had an investment in a foreign subsidiary that owned the Company’s available-for-sale securities.  During fiscal 2019, the Company sold its available-for-sale securities, which liquidated this investment in the foreign subsidiary.  As a result, the Company recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI (“AOCI”) to Other income, net in the accompanying consolidated statement of earnings.  See Note 3 – Investments for additional information.  For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency.  Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.  These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2019, 2018 and 2017.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures.  Accordingly, the Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $46 million, $(95) million and $15 million in fiscal 2019, 2018 and 2017, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $1,566 million and $859 million of short-term time deposits at June 30, 2019 and 2018, respectively.  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company’s investment objectives include capital preservation, maintaining adequate liquidity, asset diversification, and achieving appropriate returns within the guidelines set forth in the Company’s investment policy.  These investments are classified as available-for-sale, with any temporary difference between the cost and fair value of an investment presented as a separate component of accumulated other comprehensive income (loss) (“AOCI”).  During fiscal 2019, the Company sold its available-for-sale securities.  See Note 3 – Investments for additional information.  See Note 12 – Fair Value Measurements for further information about how the fair values of investments are determined.

Investments in the common stock of privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting.  Beginning in the first quarter of fiscal 2019, the Company accounts for its cost method investments at cost, less impairment, plus/minus subsequent observable price changes, and will be required to perform an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value.  These investments were not material to the Company’s consolidated financial statements as of June 30, 2019 and 2018 and are included in Long-term investments in the accompanying consolidated balance sheets.

The Company evaluates investments held in unrealized loss positions for other-than-temporary impairment on a quarterly basis.  Such evaluation involves a variety of considerations, including assessments of the risks and uncertainties associated with general economic conditions and distinct conditions affecting specific issuers.  Factors considered by the Company include (i) the length of time and extent the security has been in a material loss position; (ii) the financial condition and creditworthiness of the issuer; (iii) future economic conditions and market forecasts related to the issuer’s industry, sector, or geography; (iv) the Company’s intent and ability to retain its investment until maturity or for a period of time sufficient to allow for recovery of market value; and (v) an assessment of whether it is more likely than not that the Company will be required to sell its investment before recovery of market value.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions.  The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  See Note 13 – Revenue Recognition for additional information.

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

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value.  All derivatives are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (iii) not designated as a hedging instrument.  Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments).  Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge of a forecasted transaction are recorded in OCI.  Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings).  Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings. Beginning in the first quarter of fiscal 2019, all derivative gains and losses are recognized in the same income statement line as the hedged items which, for all foreign currency cash flow hedges, is in Net sales.  There is no change to the interest expense classification of gains and losses from interest rate swap fair value hedges.

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

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist.  The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments.  The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components.  The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units.  When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.  As of its fiscal 2019 second quarter, the Company uses a single quantitative step when determining the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.  When testing other indefinite-lived intangible assets for impairment, the Company also has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test.  The quantitative impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value.  If the carrying value exceeds the fair value, an impairment charge is recorded.

For fiscal 2019, the Company performed interim impairment tests as of December 31, 2018 and March 31, 2019 relating to the Smashbox reporting unit’s trademark and goodwill due to revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand. The Company concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for interim impairment reviews of its trademark and goodwill.  See Note 6 – Goodwill and Other Intangible Assets for further information.

For fiscal 2019 and 2018, the Company elected to perform the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets.  This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value.  The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry.  In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

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

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products.  The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty-multi retailers and retailers in its travel retail business.  The Company grants credit to all qualified customers and does not believe it is exposed significantly to any undue concentration of credit risk.

Revenue Recognition

During the first quarter of fiscal 2019, the Company adopted the new revenue accounting standard, Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers (“ASC 606”). See Note 13 – Revenue Recognition for discussion of the Company’s prior accounting for revenue and a reconciliation of the impact of the change in accounting standard on the Company’s consolidated financial statements.

Advertising and Promotion

Global net advertising, merchandising, sampling, promotion and product development expenses of $3,440 million, $3,287 million and $2,689 million in fiscal 2019, 2018 and 2017, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred. In fiscal 2019, as a result of the adoption of ASC 606, the cost of certain promotional products, including samples and testers, are classified within Cost of sales.  Such costs in fiscal 2018 and 2017 were classified within Selling, general and administrative expenses.

Research and Development

Research and development costs of $202 million, $181 million and $179 million in fiscal 2019, 2018 and 2017, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.

Shipping and Handling

Shipping and handling expenses of $533 million, $476 million and $400 million in fiscal 2019, 2018 and 2017, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, third-party logistics costs and outbound freight.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Arrangements

The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks.  Our current licenses have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions.  Most of our license agreements have renewal terms in 5 year increments.  As of June 30, 2019, the remaining terms considering available renewal periods range from less than 1 year to approximately 17 years.  Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.

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

Stock-Based Compensation

The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements and accrues for estimated forfeitures each quarter.  All excess tax benefits and tax deficiencies related to share-based compensation awards are recorded as income tax expense or benefit in the accompanying consolidated statements of earnings.

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

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled.  The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies.  If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.  With respect to the new global intangible low-taxed income (“GILTI”) provision, companies are permitted to make an accounting policy election to record taxes as period costs as incurred or to factor such amounts into the measurement of deferred taxes. The Company has elected to record these taxes as period costs as they are incurred.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

Hedge Accounting (Account Standards Update (“ASU”) 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities)

In August 2017, the FASB issued authoritative guidance to simplify hedge accounting.  The guidance includes provisions that:

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

Impact on consolidated financial statements – The Company has early adopted this guidance effective as of its fiscal 2019 first quarter, and no cumulative adjustment to retained earnings was required.  Upon adoption, all derivative gains and losses have been recognized in the same income statement line as the hedged items which, for all foreign currency cash flow hedges, is in Net sales.  There is no change to the interest expense classification of gains and losses from interest rate swap fair value hedges.  The amended presentation and disclosure requirements are being applied prospectively.  See Note 11 – Derivative Financial Instruments for further information.

Pension-related Costs (ASU 2017-07 – Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost)

In March 2017, the FASB issued authoritative guidance that amends how companies present net periodic benefit cost in the income statement and balance sheet relating to defined benefit pension and/or other postretirement benefit plans.  Within the income statement, the new guidance requires companies to report the service cost component within operating expenses and report the other components of net periodic benefit cost below operating income.  In addition, within the balance sheet, the guidance changes the components of the pension cost eligible for capitalization to the service cost component only (e.g., as a cost of internally manufactured inventory or a self-constructed asset).

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

Revenue from Contracts with Customers (ASC 606)

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

Impact on consolidated financial statements – On July 1, 2018, the Company adopted ASC 606, see Note 13 – Revenue Recognition for further discussion.

Goodwill (ASU 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment)

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

Impact on consolidated financial statements – The Company early adopted this guidance effective as of its fiscal 2019 second quarter and applied the new guidance in its quantitative goodwill impairment test related to the Smashbox reporting unit.  See Note 3 – Goodwill and Other Intangible Assets for further information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Measurement of Credit Losses on Financial Instruments (ASC Topic 326 – Financial Instruments – Credit Losses)

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

Effective for the Company – Fiscal 2021 first quarter.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable.

Leases (ASC Topic 842 – Leases)

In February 2016, the FASB issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments.  The right-of-use (“ROU”) asset will be based on the lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received.  Lease expense will be recognized similar to current accounting guidance with operating leases resulting in a straight-line expense, and finance leases resulting in a front-loaded expense similar to the current accounting for capital leases.

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

Effective for the Company – Fiscal 2020 first quarter.  An entity is permitted to apply the foregoing guidance using either of the modified retrospective transition approaches described in the standard, with certain practical expedients.

Impact on consolidated financial statements – The Company adopted this guidance when it became effective in the fiscal 2020 first quarter using the modified retrospective transition approach for leases that existed in the period of adoption and will not restate the prior comparative periods.  Under this method, the Company was required to assess the remaining future payments and lease terms of existing leases as of the beginning of the fiscal 2020 first quarter, but was not required to assess leases that expired prior to fiscal 2020.  Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to 1) assess whether expired or existing contracts contain leases, 2) reassess the lease classification (i.e., operating lease vs. finance lease) for expired or existing leases and 3) change the accounting for initial direct costs.  The Company also elected not to separate the lease components from non-lease components for all asset classes and not to apply the measurement and recognition requirements of ASC 842 to short-term leases (i.e., leases with a term of 12 months or less).

The Company currently has an implementation team in place that has substantially completed the comprehensive evaluation of its lease portfolio to assess the impact of the adoption of this guidance.  This included assessing the impact to business processes and internal controls over financial reporting, the related disclosure requirements, and the implementation of a new lease administration and accounting system to meet reporting requirements which is expected to be operational during the fiscal 2020 first quarter.  While the Company’s evaluation is ongoing, it believes the adoption of this standard will have a significant impact on its consolidated balance sheets, but will not have a material impact to its consolidated statements of earnings and consolidated statements of cash flows.  As disclosed in Note 15 – Commitments and Contingencies, the Company has approximately $3,382 million in future minimum lease commitments as of June 30, 2019.  Upon adoption, July 1, 2019, the Company expects to recognize lease liabilities on its consolidated balance sheet generally based on the present value of the future minimum lease commitments as of June 30, 2019, payments relating to renewal options that are reasonably certain to be exercised and commitments for fixed non-lease components, using a discount rate as of the date of adoption.  The Company also expects to record a corresponding ROU asset, adjusted for prepaid lease payments, lease incentives received or expected to be received, deferred rent and initial direct costs.  The ROU asset will also be adjusted for a cumulative adjustment, recorded as a reduction to the opening balance of the Company’s fiscal 2020 retained earnings, to reflect the fair value of operating lease ROU assets that were impaired prior to adoption and remain impaired at adoption, which is not expected to be material.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other – Internal-Use Software (ASU 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract)

In August 2018, the FASB issued authoritative guidance that permits companies to capitalize the costs incurred for setting up business systems that operate on cloud technology.  The new guidance aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The guidance does not affect the accounting for the service element of a hosting arrangement that is a service contract.  Capitalized costs associated with a hosting arrangement that is a service contract must be amortized over the term of the hosting arrangement to the same line item in the income statement as the expense for fees for the hosting arrangement.

Effective for the Company – Fiscal 2021 first quarter, with early adoption permitted in any interim period.  This guidance can be adopted either:

•                  retrospectively; or

•                  prospectively to all implementation costs incurred after the date of adoption.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance to its business systems that operate on cloud technology.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENTS

During fiscal 2019, the outstanding time deposits matured and the Company sold its remaining available-for-sale securities, which liquidated its investment in the foreign subsidiary that owned those securities, and realized a gross loss of $6 million and a foreign currency gain of $77 million, both of which are reflected in Other income, net in the accompanying consolidated statement of earnings.

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

The Company utilizes the first-in, first-out method to determine the cost of the security sold.  Sales proceeds from investments classified as available-for-sale were $933 million and $329 million in fiscal 2019 and 2018, respectively.

NOTE 4 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2019	2018
Inventory and promotional merchandise, net consists of:
Raw materials	$541	$432
Work in process	268	222
Finished goods	981	798
Promotional merchandise	216	166
	$2,006	$1,618

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2019	2018
Assets (Useful Life)

Land	$29	$30
Buildings and improvements (10 to 40 years)	337	237
Machinery and equipment (3 to 10 years)	811	719
Computer hardware and software (4 to 10 years)	1,264	1,193
Furniture and fixtures (5 to 10 years)	116	104
Leasehold improvements	2,274	2,152
	4,831	4,435
Less accumulated depreciation and amortization	(2,763)	(2,612)
	$2,068	$1,823

The cost of assets related to projects in progress of $474 million and $300 million as of June 30, 2019 and 2018, respectively, is included in their respective asset categories above.  Depreciation and amortization of property, plant and equipment was $495 million, $469 million and $428 million in fiscal 2019, 2018 and 2017, respectively.  Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended June 30, 2019 and 2018, the Company recognized $13 million and $12 million, respectively, of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

Goodwill

The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2017
Goodwill	$184	$1,176	$255	$393	$2,008
Accumulated impairments	(35)	—	(22)	(35)	(92)
	149	1,176	233	358	1,916

Goodwill acquired during the year (1)	—	10	—	—	10
Translation adjustments, goodwill	1	—	1	(2)	—
Translation adjustments, accumulated impairments	(1)	—	—	1	—
	—	10	1	(1)	10

Balance as of June 30, 2018
Goodwill	185	1,186	256	391	2,018
Accumulated impairments	(36)	—	(22)	(34)	(92)
	149	1,186	234	357	1,926

Goodwill acquired during the year	—	13	—	—	13
Impairment charges	—	(68)	—	—	(68)
Translation adjustments, goodwill	—	—	(2)	(1)	(3)
	—	(55)	(2)	(1)	(58)

Balance as of June 30, 2019
Goodwill	185	1,199	254	390	2,028
Accumulated impairments	(36)	(68)	(22)	(34)	(160)
	$149	$1,131	$232	$356	$1,868

(1)Includes remeasurement adjustment relating to the acquisition of Too Faced.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company.  Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist.  Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 20 years.  Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements.  The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2019 and 2018 were not significant to the Company’s results of operations.

Other intangible assets consist of the following:

	June 30, 2019			June 30, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$684	$369	$315	$697	$332	$365
License agreements	43	43	—	43	43	—
	$727	$412	315	$740	$375	365
Non-amortizable intangible assets:
Trademarks and other			888			911
Total intangible assets			$1,203			$1,276

The aggregate amortization expense related to amortizable intangible assets for fiscal 2019, 2018 and 2017 was $51 million, $51 million and $35 million, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2020	2021	2022	2023	2024
Estimated aggregate amortization expense	$44	$43	$42	$42	$40

Fiscal 2019 Impairment Testing

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.  During fiscal 2019, the Company’s Smashbox reporting unit made revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand.  The Company concluded that these changes in circumstances triggered the need for an interim impairment review of the Smashbox trademark and the Smashbox reporting unit goodwill.  Accordingly, the Company performed interim impairment tests as of December 31, 2018 and March 31, 2019.  The Company concluded that the carrying values of the Smashbox trademark exceeded their estimated fair values, which were determined utilizing a royalty rate to determine discounted projected future cash flows.  As a result, the Company recognized impairment charges totaling $22 million for the trademark in fiscal 2019.  After adjusting the carrying values of the trademark, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges related to the Smashbox reporting unit totaling $68 million in fiscal 2019.

In the second quarter of fiscal 2019, the Company early adopted the FASB’s authoritative guidance that eliminated the second step from the quantitative goodwill impairment test.  In accordance with this guidance, the Company compared the fair value of the Smashbox reporting unit with its carrying amount to calculate the impairment charge.  The fair values of the reporting unit as of December 31, 2018 and March 31, 2019 were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.  These impairment charges were reflected in the makeup product category and in the Americas region.  As of June 30, 2019, the remaining carrying values of the Smashbox reporting unit goodwill and Smashbox trademark were $72 million and $55 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2017 Annual Impairment Testing

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

NOTE 7 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2019, 2018 and 2017, the Company incurred charges associated with restructuring and other activities in connection with its Leading Beauty Forward initiative as follows:

			Operating Expenses
(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2019	$3	$22	$133	$83	$241
Fiscal 2018	$8	$18	$127	$104	$257
Fiscal 2017	$2	$15	$122	$73	$212

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

As of June 30, 2019, the Company concluded the approvals of all major initiatives under LBF related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to substantially complete those initiatives through fiscal 2021.  The Company previously estimated that LBF would result in related restructuring and other charges totaling between $900 million and $950 million, before taxes.  After concluding the final approvals and reviewing the progress of previously approved initiatives under LBF that are being implemented, the Company has revised its estimates for cost approvals under the Program.  Inclusive of approvals from inception through June 30, 2019, the Company now estimates that LBF may result in related restructuring and other charges totaling between $950 million and $990 million, before taxes.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company previously estimated a net reduction over the duration of LBF in the range of approximately 1,800 to 2,000 positions globally.  The Company revised these estimates based on the review of the Program noted above.  At this time, the Company estimates a net reduction over the duration of LBF in the range of 1,300 to 1,600 positions globally.  This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.

Program Approvals

Of the total restructuring and other charges expected to be incurred, total cumulative charges, net of adjustments, approved by the Company through June 30, 2019, some of which were recorded during fiscal 2019, 2018, 2017 and 2016, were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Approval Period
Fiscal 2016	$4	$28	$88	$71	$191
Fiscal 2017	11	10	134	118	273
Fiscal 2018	—	22	126	67	215
Fiscal 2019	(1)	28	159	102	288
Cumulative through June 30, 2019	$14	$88	$507	$358	$967

Included in the above table, cumulative restructuring initiatives approved by the Company through June 30, 2019 by major cost type were:

(In millions)	Employee- Related Costs	Asset-Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
Fiscal 2016	$76	$3	$5	$4	$88
Fiscal 2017	128	1	—	5	134
Fiscal 2018	123	—	—	3	126
Fiscal 2019	134	3	20	2	159
Cumulative through June 30, 2019	$461	$7	$25	$14	$507

Specific actions approved under the Program include:

•            Optimize Select Corporate Functions – The Company approved initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including finance, information technology, research and development, and human resources.  Such approvals included consulting and other professional services for the design, project management, implementation and integration of new processes and technologies and, to a lesser extent, costs for temporary labor backfill, training and recruiting related to new capabilities, as well as similar expenses for certain other corporate functions.  These actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved other charges to support the LBF Project Management Office (“PMO”), primarily consisting of internal and external resources that are intended to further drive project integration, organizational design capabilities and change management throughout the organization.

The design of certain corporate functions included the creation of a shared-services structure, either using Company resources or through external service providers.  As part of the service delivery model, the Company approved the organizational design of the management and governance platform of a shared-services structure using Company resources, as well as the transition of select transactional activities to an external service provider, which is resulting in other charges for implementation, project and consulting costs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•            Optimize Supply Chain –The Company approved certain activities related to initiatives to centralize the Company’s supply chain management, redesign certain supply chain planning and transportation management activities, improve the organizational design of manufacturing and engineering processes related to certain product lines, and enable distribution capabilities and generate efficiencies through an external service provider.  Collectively, these actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities, as well as consulting fees, implementation costs and temporary labor backfill.

•            Optimize Corporate and Region Market Support Structures – The Company approved initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels.  These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities.  These actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.  The Company also approved consulting and other professional services related to the design of future structures, processes and technologies and, to a lesser extent, other costs for recruitment and training related to new capabilities.  In addition, the Company approved initiatives to enhance consumer engagement strategies across certain channels in Europe, which resulted in product returns.

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

As initiatives under LBF progress through implementation, the Company has identified certain costs that were initially approved but will not be incurred, as well as other changes to the prior estimates.  These adjustments are included in their respective period presented above, and were primarily related to estimated employee-related costs for certain employees who either resigned or transferred to other existing positions within the Company.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.  Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2016	$1	$—	$75	$5	$81
Fiscal 2017	2	15	122	73	212
Fiscal 2018	8	18	127	104	257
Fiscal 2019	3	22	133	83	241
Cumulative through June 30, 2019	$14	$55	$457	$265	$791

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Fiscal 2016	$74	$1	$—	$—	$75
Fiscal 2017	116	2	2	2	122
Fiscal 2018	124	1	1	1	127
Fiscal 2019	131	—	—	2	133
Cumulative through June 30, 2019	$445	$4	$3	$5	$457

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges from Program inception through June 30, 2019 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	180	—	1	—	181

Charges	131	—	—	2	133
Cash payments	(107)	—	(1)	(1)	(109)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at June 30, 2019	$202	$—	$—	$1	$203

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.  These adjustments were not material for all periods presented.  Accrued restructuring charges at June 30, 2019 are expected to result in cash expenditures funded from cash provided by operations of approximately $124 million, $59 million, $17 million and $3 million for each of fiscal 2020, 2021, 2022 and 2023, respectively.

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

Staff Accounting Bulletin No. 118 (“SAB 118”) established a one-year measurement period (effective December 22, 2017) whereby provisional amounts recorded for the effects of the changes from the TCJA could be subject to adjustment.  The one-year measurement period expired on December 22, 2018 and, therefore, the accounting to record the effects of the changes from the TCJA was completed as of December 31, 2018.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of credits (charges) relating to the TCJA:

	Year Ended June 30
(In millions)	2019	2018
Transition Tax resulting from the TCJA	$12	$(351)
Remeasurement of U.S. net deferred tax assets resulting from the statutory tax rate reduction, including the enactment date remeasurement	(8)	(53)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	(9)	(46)
Total	$(5)	$(450)

During fiscal 2019, the Company recorded a credit of $12 million to adjust its fiscal 2018 provisional charge associated with the Transition Tax that reflected certain technical interpretations related to the Transition Tax computation.  The final cumulative charge related to this matter is $339 million.  The charges related to the Transition Tax are primarily included in Other noncurrent liabilities in the accompanying consolidated balance sheet as of June 30, 2019.

During fiscal 2019, the Company recorded an increase of $8 million to its provisional charge recorded in fiscal 2018 associated with the remeasurement of its net deferred tax assets resulting from the reduction in the U.S. corporate income tax rate.  This adjustment was due to the revision of certain temporary differences.  The final cumulative charge related to this matter is $61 million.

In addition, during fiscal 2019 the Company recorded a charge of $9 million related to foreign withholding taxes recorded in fiscal 2018 in connection with the reversal of its indefinite reinvestment assertion related to certain foreign earnings.  The charge reflected the Company’s interpretation of recently issued guidance from the U.S. government.  The final cumulative charge related to this matter is $55 million.

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

Provisions under the TCJA that became effective for the Company in the current fiscal year include a further reduction in the U.S. statutory rate to 21%, GILTI, a base erosion anti-abuse tax, a foreign derived intangible income deduction (“FDII”) and changes to IRC Section 162(m) related to the deductibility of executive compensation.

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2019	2018	2017
Current:
Federal	$180	$334	$218
Foreign	383	357	253
State and local	16	(3)	8
	579	688	479

Deferred:
Federal	(95)	135	(58)
Foreign	27	35	(61)
State and local	2	5	1
	(66)	175	(118)
	$513	$863	$361

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $2,021 million, $2,004 million and $1,676 million for fiscal 2019, 2018 and 2017, respectively.  A portion of these earnings is taxed in the United States.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2019	2018	2017

Provision for income taxes at statutory rate	21.0%	28.1%	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.6	0.5	0.7
TCJA net income tax impact(1)	0.2	22.8	—
Stock-based compensation arrangements – excess tax benefits	(2.7)	(2.5)	—
Taxation of foreign operations	1.9	(4.7)	(7.5)
China deferred tax asset valuation allowance reversal	—	—	(4.6)
Income tax reserve adjustments	0.5	(0.5)	(1.2)
Other, net(2)	0.7	(0.1)	(0.1)
Effective tax rate	22.2%	43.6%	22.3%

(1)Includes the Transition Tax, the remeasurement of U.S. net deferred tax assets resulting from the statutory tax rate reduction, including the enactment date remeasurement, and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA.

(2)Includes the nondeductible Smashbox goodwill impairment charge.

Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.

In fiscal 2018, the Company adopted a new accounting standard that changes the way companies account for certain aspects of share-based payments to employees.  This standard requires that all excess tax benefits and tax deficiencies related to share-based compensation awards be recorded as income tax expense or benefit in the income statement.  As a result of the adoption of this new standard, the Company recognized $63 million and $50 million of excess tax benefits as a reduction to the provision for income taxes in fiscal 2019 and fiscal 2018, respectively.

In fiscal 2017, a favorable change to the tax law in China was enacted that expanded the corporate income tax deduction allowance for advertising and promotional expenses to include all companies that distribute and sell cosmetics in the country.  As a result of the new law, in the fourth quarter of fiscal 2017, the Company released into income its previously established China deferred tax asset valuation allowance of approximately $75 million related to its accumulated carryforward of excess advertising and promotional expenses.

The Company has approximately $3,993 million of undistributed earnings of foreign subsidiaries at June 30, 2019.  Included in this amount is approximately $2,210 million of earnings considered permanently reinvested.  There may be foreign tax ramifications associated with the distribution of such permanently reinvested earnings, which the Company is currently evaluating.  Since the application of the relevant foreign tax laws to such distribution is largely uncertain at this time, it is not practicable to determine the amount of associated tax.  Any state income taxes associated with the distribution of such earnings is not expected to be material.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2019	2018
Deferred tax assets:
Compensation related expenses	$179	$161
Inventory obsolescence and other inventory related reserves	64	57
Retirement benefit obligations	71	45
Various accruals not currently deductible	206	175
Net operating loss, credit and other carryforwards	41	48
Unrecognized state tax benefits and accrued interest	12	12
Other differences between tax and financial statement values	125	55
	698	553
Valuation allowance for deferred tax assets	(48)	(45)
Total deferred tax assets	650	508

Deferred tax liabilities:
Depreciation and amortization	(286)	(338)
Other differences between tax and financial statement values	(69)	(50)
Total deferred tax liabilities	(355)	(388)
Total net deferred tax assets	$295	$120

As of June 30, 2019 and 2018, the Company had net deferred tax assets of $295 million and $120 million, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2019 and 2018, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $162 million and $173 million, respectively.  With the exception of approximately $132 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2019, these carryforwards expire at various dates through fiscal 2031.  Deferred tax assets, net of valuation allowances, in the amount of $3 million and $13 million as of June 30, 2019 and 2018, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2019 and 2018, the Company had gross unrecognized tax benefits of $67 million and $60 million, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $51 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes.  The total gross accrued interest and penalty expense recorded during fiscal 2019 in the accompanying consolidated statement of earnings was $4 million.  During 2018, the Company recognized a gross interest and penalty benefit of $3 million in the accompanying consolidated statement of earnings.  The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2019 and 2018 were $12 million and $9 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2019	2018

Beginning of the year balance of gross unrecognized tax benefits	$60	$68
Gross amounts of increases as a result of tax positions taken during a prior period	12	8
Gross amounts of decreases as a result of tax positions taken during a prior period	(6)	(18)
Gross amounts of increases as a result of tax positions taken during the current period	9	7
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(7)	(3)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(1)	(2)
End of year balance of gross unrecognized tax benefits	$67	$60

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

Subsequent to June 30, 2019, the Company formally concluded the compliance process with respect to fiscal 2018 under the IRS CAP, which did not impact the Company’s consolidated financial statements.  As of June 30, 2019, the compliance process was ongoing with respect to fiscal 2019.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions.  These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

During fiscal 2019, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.  On the basis of the information available in this regard as of June 30, 2019, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next 12 months.

The tax years subject to examination vary depending on the tax jurisdiction.  As of June 30, 2019, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2015 – 2019
Canada	2015 – 2019
China	2015 – 2019
France	2016 – 2019
Germany	2013 – 2019
Hong Kong	2013 – 2019
Italy	2014 – 2019
Japan	2016 – 2019
Korea	2019
Russia	2016 – 2019
Spain	2015 – 2019
Switzerland	2018 – 2019
United Kingdom	2018 – 2019
United States	2018 – 2019
State of California	2013 – 2019
State and City of New York	2015 – 2019

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions.  The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2019	2018
Advertising, merchandising and sampling	$352	$348
Employee compensation	574	579
Deferred revenue	314	33
Other	1,359	985
	$2,599	$1,945

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEBT

The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2019
(In millions)	2019	2018	Committed	Uncommitted
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	$494	$494	$—	$—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	455	455	—	—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	294	294	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197	197	—	—
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	498	497	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	252	242	—	—
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”)	447	433	—	—
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”)	499	495	—	—
Commercial paper that matured through July 2018 (2.00% average interest rate)	—	170	—	1,500
Other long-term borrowings	12	7	—	—
Other current borrowings	17	13	—	163
Revolving credit facility	—	—	1,500	—
	3,412	3,544	$1,500	$1,663
Less current debt including current maturities	(516)	(183)
	$2,896	$3,361

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2047 Senior Notes(1),(8)	February 2017	99.739%	4.165%	$500	$(1)	$—	$(5)	March 15/September 15
2045 Senior Notes(2),(8)	June 2015	97.999	4.497	300	(6)	—	(3)	June 15/December 15
2045 Senior Notes(2),(8)	May 2016	110.847	3.753	150	16	—	(2)	June 15/December 15
2042 Senior Notes(8)	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(3),(8)	May 2007	98.722	6.093	300	(3)	—	(3)	May 15/November 15
2033 Senior Notes(4)	September 2003	98.645	5.846	200	(2)	—	(1)	April 15/October 15
2027 Senior Notes(5),(8)	February 2017	99.963	3.154	500	—	—	(2)	March 15/September 15
2022 Senior Notes(6),(8)	August 2012	99.911	2.360	250	—	3	(1)	February 15/August 15
2021 Senior Notes(6),(7),(8)	May 2016	99.976	1.705	450	—	(2)	(1)	May 10/November 10
2020 Senior Notes(6),(8)	February 2017	99.986	1.805	500	—	—	(1)	February 7/August 7

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2018, the Company replaced its undrawn $1.5 billion senior unsecured revolving credit facility that was set to expire in October 2021 with a new $1.5 billion senior unsecured revolving credit facility (the “New Facility”).  The New Facility expires on October 26, 2023 unless extended for up to two additional years in accordance with the terms set forth in the agreement.  Up to the equivalent of $500 million of the New Facility is available for multi-currency loans.  Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.  The costs incurred to establish the New Facility were not material.  The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings.  The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.  At June 30, 2019, no borrowings were outstanding under the New Facility.

The Company has a $1.5 billion commercial paper program under which it may issue commercial paper in the United States.  As of June 30, 2019, no amounts were outstanding.

The Company maintains uncommitted credit facilities in various regions throughout the world.  Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings.  During fiscal 2019 and 2018, the monthly average amount outstanding was approximately $7 million and $14 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 13.9% and 11.9%, respectively.

Refer to Note 15 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2019, over the next five fiscal years.

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

For each derivative contract entered into, where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, and how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively.  This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  At inception, the Company evaluates the effectiveness of hedge relationships quantitatively, and has elected to perform, after initial evaluation, qualitative effectiveness assessments of certain hedge relationships to support an ongoing expectation of high effectiveness, if effectiveness testing is required.  If based on the qualitative assessment, it is determined that a derivative has ceased to be a highly effective hedge, the Company will perform a quantitative assessment to determine whether to discontinue hedge accounting with respect to that derivative prospectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2019	2018	Balance Sheet Location	2019	2018

Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$23	$30	Other accrued liabilities	$4	$5

Interest rate-related derivatives	Prepaid expenses and other current assets	3	—	Other accrued liabilities	26	26

Total Derivatives Designated as Hedging Instruments		26	30		30	31

Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	4	3	Other accrued liabilities	2	8
Total derivatives		$30	$33		$32	$39

(1) See Note 12 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are presented as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2019	2018	Earnings	2019	2018(2)
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$29	$12	Net sales	$28	$—
			Cost of sales	—	(22)
			Selling, general and administrative	—	(24)
Interest rate-related derivatives	(24)	—	Interest expense	1	1
Total derivatives	$5	$12		$29	$(45)

(1) The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.

(2) The gain (loss) recognized in earnings related to the amount excluded from effectiveness testing was not material.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized	June 30
(In millions)	in Earnings on Derivatives	2019	2018
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$27	$(26)

(1) Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets (Liabilities)
	June 30, 2019	June 30, 2019
Current debt	$(249)	$(1)
Long-term debt	(700)	2
Total debt	$(949)	$1

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30, 2019

(In millions)	Net Sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$14,863	$133

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	27
Derivatives designated as hedging instruments	Not applicable	(27)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI into earnings	Not applicable	1

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	28	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized	June 30
(In millions)	in Earnings on Derivatives	2019	2018
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$6	$(37)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries.  The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of June 2021.  Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment.  At June 30, 2019, the Company had foreign currency forward contracts with a notional amount totaling $4,673 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures.  The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs.  If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales.  As of June 30, 2019, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2019 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $16 million.  The accumulated net gain on derivative instruments in AOCI was $29 million and $53 million as of June 30, 2019 and 2018, respectively.

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

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies.  The counterparties to these contracts are major financial institutions.  Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $30 million at June 30, 2019.  To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored.  Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$27	$—	$27
Interest rate-related derivatives	—	3	—	3
Total	$—	$30	$—	$30

Liabilities:
Foreign currency forward contracts	$—	$6	$—	$6
Interest rate-related derivatives	—	26	—	26
Contingent consideration	—	—	36	36
Total	$—	$32	$36	$68

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$33	$—	$33
Available-for-sale securities:
U.S. government and agency securities	—	422	—	422
Foreign government and agency securities	—	112	—	112
Corporate notes and bonds	—	472	—	472
Time deposits	—	200	—	200
Other securities	—	16	—	16
Total	$—	$1,255	$—	$1,255

Liabilities:
Foreign currency forward contracts	$—	$13	$—	$13
Interest rate swap contracts	—	26	—	26
Contingent consideration	—	—	96	96
Total	$—	$39	$96	$135

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2019		2018
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,987	$2,987	$2,181	$2,181
Available-for-sale securities	—	—	1,222	1,222
Current and long-term debt	3,412	3,706	3,544	3,667
Additional purchase price payable	3	3	3	3
Contingent consideration	36	36	96	96

Derivatives
Foreign currency forward contracts – asset (liability), net	21	21	20	20
Interest rate-related derivatives – asset (liability), net	(23)	(23)	(26)	(26)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, during fiscal 2019 and 2017:

Fiscal 2019

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill	$68	March 31, 2019	$72
Other intangible assets, net (trademark)	22	March 31, 2019	55
Total	$90		$127

(1) See Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

Fiscal 2017

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill	$28	April 1, 2017	$6
Other intangible assets, net (trademarks)	2	April 1, 2017	32
Other intangible assets, net (customer lists and other)	1	April 1, 2017	—
Total	$31		$38

(1) See Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

Interest rate contracts – The fair values of the Company’s interest rate contracts were determined using an industry-standard valuation model, which is based on the income approach.  The significant observable inputs to the model, such as treasury yield curves, swap yield curves and LIBOR forward rates, were obtained from independent pricing services.

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

The Monte Carlo Method has various inputs into the valuation model, in addition to the risk-adjusted projected future operating results of the acquired entities, which include the following ranges at June 30, 2019:

Risk-adjusted discount rate	2.2% to 2.3%
Revenue volatility	6.4% to 6.8%
Asset volatility	27.9%
Revenue and earnings before income tax, depreciation and amortization correlation coefficient factor	70.0%
Revenue discount rates	4.3% to 4.4%
Earnings before income tax, depreciation and amortization discount rate	12.9%

Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement.  Changes to the discount rates, volatilities or correlation factors would have a lesser effect.  The implied rates are deemed to be unobservable inputs and, as such, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the year ended June 30, 2019 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2018	$96
Payments	(23)
Changes in fair value	(37)
Contingent consideration at June 30, 2019	$36

NOTE 13 – REVENUE RECOGNITION

During the first quarter of fiscal 2019, the Company adopted the new revenue accounting standard, ASC 606, under the modified retrospective method to all contracts as of the date of adoption.  Under this method, the consolidated financial statements for the period beginning July 1, 2018 are presented under the new revenue accounting standard, while the prior-year periods reflect the revenue accounting standards in effect during those periods.  The following discussion is based on the Company’s accounting policies under the new standard; for a discussion of the Company’s prior accounting for revenue and a reconciliation of the impact of the change in accounting standard on the Company’s consolidated financial statements, see below Changes in Accounting Policies.  The Company also adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes.  For revenue disaggregated by product category and geographic region, see Note 21 – Segment Data and Related Information.

Performance Obligations

The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer.

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty-multi retailers, perfumeries, salons/spas and through various online sites operated by authorized retailers.  The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer.  In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location, and in the Europe, the Middle East & Africa and Asia/Pacific regions, revenue is generally recognized based upon the customer’s receipt.

The Company also sells direct to consumers at Company-operated freestanding stores and online through Company-owned and operated e-commerce and m-commerce sites and through third-party online malls.  At Company-operated freestanding stores, revenue is recognized when control of the product is transferred at the point of sale.  Revenue from online sales is recognized when control of the product is transferred, generally based upon the consumer’s receipt.

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

The Company offers a number of different loyalty programs to its customers across regions, brands and distribution channels including points-based programs, tier-based programs and other programs.  Revenue is allocated between the saleable product revenue and the material right loyalty obligations based on relative standalone selling prices when the consumer purchases the products that are earning them the right to the future benefits.  Deferred revenue related to the Company’s loyalty programs is estimated based on the standalone selling price and is adjusted for an estimated breakage factor.  Standalone selling price is determined primarily using the observable market price of the good or service benefit if it is sold by the Company or a cost plus margin approach for goods/services not directly sold by the Company.  Breakage rates consider historical patterns of redemption and/or expiration.  Revenue is recognized when the benefits are redeemed or expire.

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

The Company estimates sales incentives and other variable consideration using the most likely amount method and records accruals within Other accrued liabilities when control of the related product is transferred to the customer.  Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates.  These estimates are supported by historical results as well as specific facts and circumstances related to the current period.

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

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $32 million and $29 million as of June 30, 2019 and June 30, 2018, respectively.  The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends.  Payment terms are short-term in nature and are generally less than one year.  As a result of the adoption of ASC 606, amounts relating to the Company’s sales return accrual are recorded within Other accrued liabilities and the corresponding return asset is recorded in Inventory and promotional merchandise, net, and are no longer included as a reduction to Accounts receivable, net.  The Company applied the practical expedient available under ASC 606 to disregard determining significant financing components if the good/service is transferred and payment is received within one year.

Deferred Revenue

Significant changes in deferred revenue during the twelve months ended June 30, 2019 are as follows:

(In millions)
Balance at July 1, 2018	$380
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(278)
Revenue deferred during the period	260
Other	(1)
Balance at June 30, 2019	$361

Transaction Price Allocated to the Remaining Performance Obligations

At June 30, 2019, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $314 million.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the impacts of the adoption of ASC 606 on the Company’s consolidated financial statements:

Consolidated Statement of Earnings

	Year Ended June 30, 2019
(In millions, except per share data)	As Reported	Impact	Prior to the adoption of ASC 606
Net sales	$14,863	$49	$14,912
Cost of sales	3,387	(300)	3,087
Gross profit	11,476	349	11,825

Selling, general and administrative	8,857	370	9,227

Operating income	2,313	(21)	2,292

Provision for income taxes	513	(5)	508
Net earnings attributable to The Estée Lauder Companies Inc.	1,785	(16)	1,769

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$4.91	$(.04)	$4.87
Diluted	$4.82	$(.04)	$4.78

Consolidated Balance Sheet

	June 30, 2019
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606
Accounts receivable, net	$1,831	$(202)	$1,629
Inventory and promotional merchandise, net	2,006	(21)	1,985
Other assets	628	(65)	563
Total assets	13,156	(288)	12,868

Other accrued liabilities	2,599	(452)	2,147
Other noncurrent liabilities	1,244	(47)	1,197
Total liabilities	8,745	(499)	8,246

Retained earnings	9,984	213	10,197
Accumulated other comprehensive loss	(563)	(2)	(565)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,386	211	4,597

Consolidated Statement of Cash Flows

	Year Ended June 30, 2019
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606
Net earnings	$1,794	$(16)	$1,778

Changes in operating assets and liabilities
Increase in accounts receivable, net	(169)	5	(164)
Increase in inventory and promotional merchandise, net	(375)	(6)	(381)
Increase in other assets, net	(62)	(5)	(67)
Increase in other accrued and noncurrent liabilities	285	22	307
Net cash flows provided by operating activities	2,517	—	2,517

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Summaries

The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$896	$903	$588	$605	$170	$183
Service cost	38	37	30	30	3	3
Interest cost	37	33	13	13	7	7
Plan participant contributions	—	—	5	5	1	—
Actuarial loss (gain)	68	(26)	51	(22)	10	(16)
Foreign currency exchange rate impact	—	—	(18)	(2)	(1)	(1)
Benefits, expenses, taxes and premiums paid	(73)	(51)	(31)	(34)	(7)	(6)
Plan amendments	—	—	—	(5)	—	—
Settlements	—	—	(7)	(3)	—	—
Special termination benefits	—	—	—	1	—	—
Benefit obligation at end of year	$966	$896	$631	$588	$183	$170

Change in plan assets:
Fair value of plan assets at beginning of year	$838	$781	$561	$548	$34	$37
Actual return on plan assets	48	55	32	16	2	2
Foreign currency exchange rate impact	—	—	(16)	(2)	—	—
Employer contributions	19	53	33	31	1	1
Plan participant contributions	—	—	5	5	1	—
Settlements	—	—	(7)	(3)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(73)	(51)	(31)	(34)	(7)	(6)
Fair value of plan assets at end of year	$832	$838	$577	$561	$31	$34

Funded status	$(134)	$(58)	$(54)	$(27)	$(152)	$(136)

Amounts recognized in the Balance Sheet consist of:
Other assets	$2	$71	$103	$110	$—	$—
Other accrued liabilities	(24)	(23)	(3)	(4)	—	—
Other noncurrent liabilities	(112)	(106)	(154)	(133)	(152)	(136)
Funded status	(134)	(58)	(54)	(27)	(152)	(136)
Accumulated other comprehensive loss	253	190	68	40	13	4
Net amount recognized	$119	$132	$14	$13	$(139)	$(132)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$38	$37	$37	$30	$30	$28	$3	$3	$3
Interest cost	37	33	30	13	13	11	7	7	7
Expected return on assets	(55)	(53)	(52)	(14)	(15)	(16)	(2)	(3)	(1)
Amortization of:
Actuarial loss	11	14	16	3	5	11	—	—	1
Prior service cost	1	—	1	(1)	—	2	—	1	—
Settlements	—	—	—	1	—	—	—	—	—
Special termination benefits	—	—	—	—	1	2	—	—	—
Net periodic benefit cost	$32	$31	$32	$32	$34	$38	$8	$8	$10

Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	3.40 – 3.80%	4.10 – 4.30%	3.40 – 3.90%	.25 – 8.50%	.50 – 7.50%	.50 – 6.75%	3.25 – 9.75%	3.75 – 9.75%	3.70 – 9.75%

Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	3.00 – 7.00%	1.00 – 5.50%	1.00 – 5.50%	1.00 – 5.50%	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	4.10 – 4.30%	3.40 – 3.90%	3.00 – 3.70%	.50 – 7.50%	.50 – 6.75%	.25 – 6.00%	3.75 – 9.75%	3.70 – 9.75%	3.50 – 9.50%

Expected return on assets	6.75%	7.00%	7.00%	1.50 – 7.50%	1.75 – 6.75%	1.50 – 6.00%	6.75%	7.00%	7.00%

Rate of compensation increase	2.50 – 8.00%	3.00 – 7.00%	3.00 – 7.00%	1.00 – 5.50%	1.00 – 5.50%	0 – 5.50%	N/A	N/A	N/A

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The assumed weighted-average health care cost trend rate for the coming year is 6.26% while the weighted-average ultimate trend rate of 4.39% is expected to be reached in approximately 19 years.  A 100 basis-point change in assumed health care cost trend rates for fiscal 2019 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease

Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligations	$15	$(12)

Amounts recognized in AOCI (before tax) as of June 30, 2019 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total

Net actuarial losses, beginning of year	$188	$47	$4	$239
Actuarial losses recognized	75	33	9	117
Amortization and settlements included in net periodic benefit cost	(11)	(4)	—	(15)
Translation adjustments	—	(2)	—	(2)
Net actuarial losses, end of year	252	74	13	339

Net prior service cost, beginning of year	2	(7)	—	(5)
Amortization included in net periodic benefit cost	(1)	1	—	—
Net prior service cost, end of year	1	(6)	—	(5)

Total amounts recognized in AOCI	$253	$68	$13	$334

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2020 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Net prior service cost (credit)	$—	$—	$—
Net actuarial losses	$15	$6	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2019	2018	2019	2018	2019	2018

Projected benefit obligation	$830	$767	$136	$129	$631	$588
Accumulated benefit obligation	$784	$721	$120	$113	$569	$533
Fair value of plan assets	$832	$838	$—	$—	$577	$561

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $319 million and $283 million and aggregate fair value of plan assets of $162 million and $146 million at June 30, 2019 and 2018, respectively.  International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $241 million and $221 million and aggregate fair value of plan assets of $116 million and $108 million at June 30, 2019 and 2018, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement

Expected employer contributions for year ending June 30, 2020	$—	$30	$—
Expected benefit payments for year ending June 30,
2020	67	24	8
2021	51	25	8
2022	51	26	8
2023	50	30	9
2024	51	29	9
Years 2025 – 2029	282	149	55

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

The Company’s target asset allocation at June 30, 2019 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement

Equity	42%	12%	42%
Debt securities	47%	66%	47%
Other	11%	22%	11%
	100%	100%	100%

The following is a description of the valuation methodologies used for plan assets measured at fair value:

Cash and Cash Equivalents – Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, time deposits and money market funds.  These assets are classified within Level 1 of the valuation hierarchy.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total

Cash and cash equivalents	$6	$—	$—	$—	$6
Short term investment funds	—	19	—	5	24
Government and agency securities	—	112	—	—	112
Debt instruments	—	—	—	—	—
Commingled funds	347	590	—	212	1,149
Insurance contracts	—	—	49	—	49
Limited partnerships and hedge fund investments	—	—	—	100	100
Total	$353	$721	$49	$317	$1,440

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2018:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total

Cash and cash equivalents	$29	$—	$—	$—	$29
Short term investment funds	—	6	—	6	12
Government and agency securities	—	81	—	—	81
Debt instruments	—	25	—	—	25
Commingled funds	313	580	—	219	1,112
Insurance contracts	—	—	49	—	49
Limited partnerships and hedge fund investments	—	—	—	125	125
Total	$342	$692	$49	$350	$1,433

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 plan assets for fiscal 2019:

(In millions)	Insurance Contracts

Balance as of June 30, 2018	$49
Actual return on plan assets:
Relating to assets still held at the reporting date	3
Purchases, sales, issuances and settlements, net	(1)
Foreign exchange impact	(2)
Balance as of June 30, 2019	$49

401(k) Savings Plan (U.S.)

The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document.  Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire.  The Savings Plan is subject to the applicable provisions of ERISA.  The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level.  The Company’s contributions were $44 million, $41 million and $39 million for fiscal 2019, 2018 and 2017, respectively.  Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

Deferred Compensation

The Company has agreements with certain employees and outside directors who defer compensation.  The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units.  The amounts included in the accompanying consolidated balance sheets under these plans were $93 million and $89 million as of June 30, 2019 and 2018, respectively.  The expense for fiscal 2019, 2018 and 2017 was $8 million, $16 million and $6 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2019:

		Payments Due in Fiscal
(In millions)	Total	2020	2021	2022	2023	2024	Thereafter

Debt service (1)	$5,401	$635	$566	$104	$349	$95	$3,652
Operating lease commitments (2)	3,382	421	383	348	316	289	1,625
Unconditional purchase obligations (3)	4,556	1,790	622	562	593	482	507
Gross unrecognized tax benefits and interest – current (4)	5	5	—	—	—	—	—
Transition Tax payable(5)	305	16	27	27	27	51	157
Total contractual obligations	$13,649	$2,867	$1,598	$1,041	$1,285	$917	$5,941

(1)        Includes long-term and current debt and the related projected interest costs, and to a lesser extent, capital lease commitments.  Interest costs on long-term and current debt in fiscal 2020, 2021, 2022, 2023, 2024 and thereafter are projected to be $118 million, $108 million, $101 million, $98 million, $95 million and $1,452 million, respectively.  Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2019.

(2)        Minimum operating lease commitments only include base rent.  Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance.  These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable.  Such amounts have not been material to total rent expense.  Total rental expense included in the accompanying consolidated statements of earnings was $583 million, $538 million and $473 million in fiscal 2019, 2018 and 2017, respectively.

(3)        Unconditional purchase obligations primarily include: royalty payments pursuant to license agreements, inventory commitments, advertising commitments, contingent consideration which resulted from the fiscal 2016 and 2015 acquisitions, earn-out payments related to the acquisition of Bobbi Brown, capital improvement commitments and non-discretionary planned funding of pension and other post-retirement benefit obligations.  Future contingent consideration, earn-out payments and royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2019, without consideration for potential renewal periods.

(4)        Refer to Note 8 – Income Taxes for information regarding unrecognized tax benefits.  As of June 30, 2019, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $68 million.  At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.

(5)        Refer to Note 8 – Income Taxes for information regarding the Transition Tax.  The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2019.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMON STOCK

As of June 30, 2019, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share.  Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.  Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2016	222,989.6	144,770.2
Acquisition of treasury stock	(4,694.8)	—
Conversion of Class B to Class A	1,007.9	(1,007.9)
Stock-based compensation	5,038.5	—
Balance at June 30, 2017	224,341.2	143,762.3
Acquisition of treasury stock	(6,045.4)	—
Conversion of Class B to Class A	710.6	(710.6)
Stock-based compensation	5,087.4	—
Balance at June 30, 2018	224,093.8	143,051.7
Acquisition of treasury stock	(10,986.7)	—
Conversion of Class B to Class A	3,513.9	(3,513.9)
Stock-based compensation	4,943.5	—
Balance at June 30, 2019	221,564.5	139,537.8

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors.  As of June 30, 2019, the remaining authorized share repurchase balance was 38.7 million shares.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2019:

Date Declared	Record Date	Payable Date	Amount per Share

August 17, 2018	August 31, 2018	September 17, 2018	$.38
October 30, 2018	November 30, 2018	December 17, 2018	$.43
February 4, 2019	February 28, 2019	March 15, 2019	$.43
April 30, 2019	May 31, 2019	June 17, 2019	$.43

On August 16, 2019, a dividend was declared in the amount of $.43 per share on the Company’s Class A and Class B Common Stock.  The dividend is payable in cash on September 16, 2019 to stockholders of record at the close of business on August 30, 2019.

NOTE 17 – STOCK PROGRAMS

As of June 30, 2019, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”).  These Plans currently provide for the issuance of approximately 76.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company.  As of June 30, 2019, approximately 5.3 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans.  The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares.  The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs and share units.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units.  Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2019	2018	2017
Compensation expense	$243	$236	$219
Income tax benefit	$47	$49	$72

As of June 30, 2019, the total unrecognized compensation cost related to unvested stock-based awards was $153 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

Stock Options

The following is a summary of the Company’s stock option programs as of June 30, 2019 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years

Outstanding at June 30, 2018	11,471.6	$73.28
Granted at fair value	1,663.4	138.23
Exercised	(3,155.2)	61.00
Expired	(11.7)	69.47
Forfeited	(120.1)	115.20
Outstanding at June 30, 2019	9,848.0	87.68	$940	6.2

Vested and expected to vest at June 30, 2019	9,796.5	87.46	$937	6.1

Exercisable at June 30, 2019	6,334.3	70.65	$712	4.9

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2019	2018	2017
Per-share weighted-average grant date fair value of stock options granted	$38.62	$27.76	$22.79

Intrinsic value of stock options exercised	$283	$246	$149

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2019	2018	2017
Weighted-average expected stock-price volatility	24.5%	25.6%	26.0%
Weighted-average expected option life	7 years	7 years	7 years
Average risk-free interest rate	2.8%	2.0%	1.5%
Average dividend yield	1.1%	1.5%	1.3%

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

Restricted Stock Units

The Company granted approximately 1.2 million RSUs during fiscal 2019 which, at the time of grant, were scheduled to vest as follows: 0.4 million in fiscal 2020, 0.4 million in fiscal 2021 and 0.4 million in fiscal 2022.  Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees.  The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

The following is a summary of the status of the Company’s RSUs as of June 30, 2019 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2018	2,683.5	$96.11
Granted	1,208.9	139.55
Dividend equivalents	21.9	150.82
Vested	(1,332.0)	91.80
Forfeited	(140.4)	110.57
Nonvested at June 30, 2019	2,441.9	119.62

Performance Share Units

During fiscal 2019, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $138.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2021, all subject to continued employment or the retirement of the grantees.  In February 2019, the Company granted PSUs with a target payout of approximately 0.1 million shares with a weighted-average grant date fair value per share of $156.53, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of certain subsidiaries of the Company for the fiscal year ending June 30, 2022.

Settlement of all PSUs will be made pursuant to a range of opportunities relative to the target goals and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals.  No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals.  PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.  These awards are subject to the provisions of the agreement under which the PSUs are granted.  The PSUs generally vest at the end of the performance period.  Approximately 0.4 million shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 0.3 million PSUs that vested as of June 30, 2019.  In September 2018, approximately 0.4 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2018.

The following is a summary of the status of the Company’s PSUs as of June 30, 2019 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Nonvested at June 30, 2018	963.7	$89.16
Granted	300.2	145.98
Vested	(251.1)	89.47
Forfeited	(3.0)	109.67
Nonvested at June 30, 2019	1,009.8	105.92

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Performance Share Units

During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019 and 2020.  Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period.  Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock.  The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant.  Through June 30, 2019, 258,565 shares are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2018 and 2019.

During January 2016, the Company granted PSUs to an executive of the Company with an aggregate target payout of 71,694 shares (in three tranches of 23,898 each) of the Company’s Class A Common Stock.  Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2017, the vesting of each tranche will generally be subject to continued employment through the end of relative service periods that end on January 29, 2018, 2019 and 2020.  Payment with respect to a tranche will be made within 30 business days of the date on which the PSUs vest.  The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of the Company’s Class A Common Stock.  The grant date fair value of these PSUs of $6 million was estimated using the closing stock price of the Company’s Class A Common Stock as of January 28, 2016, the date of grant.  In January 2019, 23,898 shares of the Company’s Class A Common Stock were issued, and the related dividends were paid, in accordance with the terms of the grant related to the performance period of the award that ended January 29, 2019.  Through June 30, 2019, 47,796 shares of the Company’s Class A Common Stock were issued, and the related dividends were paid, in accordance with the terms of the grant, related to the performance periods ended January 29, 2018 and 2019.

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

The following is a summary of the status of the Company’s share units as of June 30, 2019 and activity during the fiscal year then ended:

		Weighted-Average
		Grant Date
(Shares in thousands)	Shares	Fair Value Per Share
Outstanding at June 30, 2018	139.5	$51.97
Granted	6.2	133.35
Dividend equivalents	1.4	149.89
Converted	(15.9)	49.58
Outstanding at June 30, 2019	131.2	57.22

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans.  These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock.  The Company recorded $9 million, $12 million and $2 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2019, 2018 and 2017, respectively.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2019	2018	2017
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,785	$1,108	$1,249

Denominator:
Weighted-average common shares outstanding – Basic	363.5	368.0	367.1
Effect of dilutive stock options	4.7	5.2	3.8
Effect of PSUs	0.5	0.4	0.2
Effect of RSUs	1.7	2.1	1.9
Weighted-average common shares outstanding – Diluted	370.4	375.7	373.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$4.91	$3.01	$3.40
Diluted	$4.82	$2.95	$3.35

As of June 30, 2019 and 2018, there were no anti-dilutive shares of Class A Common Stock underlying options to be excluded in the computation of diluted EPS.  As of June 30, 2017, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.8 million shares.  As of June 30, 2019, 2018 and 2017, 1.3 million shares, 1.0 million shares and 1.0 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 17 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2019	2018	2017
Net unrealized investment gains (losses), beginning of year	$(14)	$(1)	$7
Unrealized investment gains (losses)	14	(13)	(8)
Net unrealized investment gains (losses), end of year	—	(14)	(1)

Net derivative instruments, beginning of year	39	(3)	32
Gain (loss) on derivative instruments	5	12	(13)
Benefit (provision) for deferred income taxes	(2)	(2)	5
Reclassification to earnings during the year:
Foreign currency forward contracts (1)	(28)	46	(40)
Interest rate-related derivatives (2)	(1)	(1)	(1)
Benefit (provision) for deferred income taxes on reclassification (3)	8	(15)	14
Reclassification to retained earnings	—	2	—
Net derivative instruments, end of year	21	39	(3)

Net pension and post-retirement adjustments, beginning of year	(175)	(213)	(285)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(117)	67	71
Prior service credit recognized	—	5	—
Translation adjustments	2	(1)	—
Benefit (provision) for deferred income taxes	25	(15)	(20)
Amortization and settlements included in net periodic benefit cost (4):
Net actuarial losses	15	19	28
Net prior service cost	—	1	3
Provision for deferred income taxes on reclassification (3)	(3)	(4)	(10)
Reclassification to retained earnings	—	(34)	—
Net pension and post-retirement adjustments, end of year	(253)	(175)	(213)

Cumulative translation adjustments, beginning of year	(284)	(267)	(299)
Reclassification to earnings during the year	(77)	—	—
Translation adjustments	18	(19)	32
Benefit for deferred income taxes	12	2	—
Cumulative translation adjustments, end of year	(331)	(284)	(267)

Accumulated other comprehensive loss	$(563)	$(434)	$(484)

(1) For the year ended June 30, 2019, $(28) million was recorded in Net sales in the accompanying consolidated statements of earnings.  For the year ended June 30, 2018, $22 million and $24 million were recorded in Cost of sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.  For the year ended June 30, 2017, $(10) million and $(30) million were recorded in Cost of sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.

(2) Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.

(3)  Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.

(4) See Note 14 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STATEMENT OF CASH FLOWS

Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2019	2018	2017
Cash:
Cash paid during the year for interest	$131	$128	$96
Cash paid during the year for income taxes	$588	$351	$456

Non-cash investing and financing activities:
Capital lease and asset retirement obligations incurred	$15	$9	$12
Non-cash purchases of short- and long-term investments, net	$—	$14	$6
Property, plant and equipment accrued but unpaid	$52	$43	$29

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

Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit costs, interest expense, interest income and investment income, net, charges associated with restructuring and other activities and other income, net.  Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.  The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales.  The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2019	2018	2017
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$6,551	$5,595	$4,527
Makeup	5,860	5,633	5,054
Fragrance	1,802	1,826	1,637
Hair Care	584	570	539
Other	69	67	69
	14,866	13,691	11,826
Returns associated with restructuring and other activities	(3)	(8)	(2)
Net sales	$14,863	$13,683	$11,824

Depreciation and amortization:
Skin Care	$202	$185	$161
Makeup	257	255	218
Fragrance	69	64	59
Hair Care	26	24	23
Other	3	3	3
	$557	$531	$464

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$1,925	$1,514	$1,019
Makeup	438	549	718
Fragrance	140	176	117
Hair Care	39	64	51
Other	12	9	11
	2,554	2,312	1,916
Reconciliation:
Charges associated with restructuring and other activities	(241)	(257)	(212)
Interest expense	(133)	(128)	(103)
Interest income and investment income, net	58	56	28
Other components of net periodic benefit cost	(2)	(3)	(12)
Other income, net	71	—	—
Earnings before income taxes	$2,307	$1,980	$1,617

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended or at June 30
(In millions)	2019	2018	2017
GEOGRAPHIC DATA(1)
Net sales:
The Americas	$4,741	$5,015	$4,819
Europe, the Middle East & Africa	6,452	5,634	4,650
Asia/Pacific	3,673	3,042	2,357
	14,866	13,691	11,826
Returns associated with restructuring and other activities	(3)	(8)	(2)
Net sales	$14,863	$13,683	$11,824

Operating income (loss):
The Americas	$(194)	$211	$286
Europe, the Middle East & Africa	2,019	1,526	1,208
Asia/Pacific	729	575	422
	2,554	2,312	1,916
Charges associated with restructuring and other activities	(241)	(257)	(212)
Operating income	$2,313	$2,055	$1,704

Total assets:
The Americas	$7,661	$7,558	$7,061
Europe, the Middle East & Africa	3,862	3,855	3,367
Asia/Pacific	1,633	1,154	1,140
	$13,156	$12,567	$11,568

Long-lived assets (property, plant and equipment, net):
The Americas	$1,230	$1,138	$1,071
Europe, the Middle East & Africa	647	525	456
Asia/Pacific	191	160	144
	$2,068	$1,823	$1,671

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer.  The Company is domiciled in the United States.  Net sales in the United States, including net sales from travel retail locations, in fiscal 2019, 2018 and 2017 were $4,295 million, $4,531 million and $4,368 million, respectively.  Net sales in China, including net sales from travel retail locations, in fiscal 2019, 2018 and 2017 were approximately 17%, 13% and 9% of consolidated net sales, respectively, and no other country represented greater than 10% of the Company’s consolidated net sales.  The Company’s long-lived assets in the United States at June 30, 2019, 2018 and 2017 were $953 million, $912 million and $869 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2019 and 2018:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2019
Net sales	$3,524	$4,005	$3,744	$3,590	$14,863
Gross profit	2,701	3,095	2,925	2,755	11,476
Operating income	652	771	674	216	2,313
Net earnings attributable to The Estée Lauder Companies Inc.	500	573	555	157	1,785

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.36	$1.58	$1.53	$.43	$4.91
Diluted	$1.34	$1.55	$1.51	$.43	$4.82

Fiscal 2018
Net sales	$3,274	$3,744	$3,370	$3,295	$13,683
Gross profit	2,563	2,991	2,687	2,598	10,839
Operating income	569	710	498	278	2,055
Net earnings attributable to The Estée Lauder Companies Inc.	427	123	372	186	1,108

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.16	$.33	$1.01	$.51	$3.01
Diluted	$1.14	$.33	$.99	$.49	$2.95

(1)  Fiscal 2019 first quarter results include charges associated with restructuring and other activities of $(47) million ($(37) million after tax, or $(.10) per diluted common share) and the changes in fair value of contingent consideration of $11 million ($9 million after tax, or $.02 per diluted common share).  The fiscal 2019 first quarter results also include a net credit resulting from the TCJA of $1 million, or $.01 per diluted common share, relating to the Transition Tax and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings.  Fiscal 2018 first quarter results include charges associated with restructuring and other activities of $(38) million ($(26) million after tax, or $(.07) per diluted common share).

(2)  Fiscal 2019 second quarter results include goodwill and other intangible asset impairments of $(38) million ($(34) million after tax, or $(.09) per diluted common share), charges associated with restructuring and other activities of $(35) million ($(31) million after tax, or $(.08) per diluted common share) and the changes in fair value of contingent consideration of $(2) million ($(1) million after tax, which did not have an impact on diluted earnings per share).  The fiscal 2019 second quarter results also include a net charge resulting from the TCJA of $(6) million, or $(.02) per diluted common share, relating to the remeasurement of U.S. net deferred tax assets and the Transition Tax.  Fiscal 2018 second quarter results include charges associated with restructuring and other activities of $(69) million ($(55) million after tax, or $(.15) per diluted common share).  The fiscal 2018 second quarter results also include charges resulting from the TCJA totaling $(394) million, or $(1.05) per diluted common share, relating to the Transition Tax, the remeasurement of U.S. net deferred tax assets and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings.

(3)  Fiscal 2019 third quarter results include a gain on liquidation of an investment in a foreign subsidiary, net of $71 million ($57 million after tax, or $.15 per diluted common share).  The fiscal 2019 third quarter results also include goodwill and other intangible asset impairments of $(52) million  (before and after tax, or $(.14) per diluted common share), charges associated with restructuring and other activities of $(35) million ($(27) million after tax, or $(.07) per diluted common share) and the changes in fair value of contingent consideration of $9 million ($7 million after tax, or $.02 per diluted common share).  Fiscal 2018 third quarter results include charges associated with restructuring and other activities of $(100) million ($(75) million after tax, or $(.20) per diluted common share) and the changes in fair value of contingent consideration of $9 million ($6 million after tax, or $.02 per diluted common share).  The fiscal 2018 third quarter results also include a net credit resulting from the TCJA of $2 million, which did not have an impact on diluted earnings per share, relating to the Transition Tax and the remeasurement of U.S. net deferred tax assets.

(4)  Fiscal 2019 fourth quarter results include charges associated with restructuring and other activities of $(124) million ($(95) million after tax, or $(.25) per diluted common share) and the changes in fair value of contingent consideration of $19 million ($16 million after tax, or $.04 per diluted common share).  Fiscal 2018 fourth quarter results include charges associated with restructuring and other activities of $(50) million ($(37) million after tax, or $(.10) per diluted common share) and the changes in fair value of contingent consideration of $37 million ($29 million after tax, or $.08 per diluted common share).  The fiscal 2018 fourth quarter results reflect impacts and charges resulting from the TCJA totaling $(58) million, or $(.16) per diluted common share, including the Transition Tax, the remeasurement of U.S. net deferred tax assets and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings.

THE ESTÉE LAUDER COMPANIES INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended June 30, 2019

(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period

Reserves deducted in the balance sheet from the assets to which they apply:

Allowance for doubtful accounts and customer deductions:

Year ended June 30, 2019	$29	$27	$—	$24	(a)	$32

Year ended June 30, 2018	$30	$23	$—	$24	(a)	$29

Year ended June 30, 2017	$24	$18	$—	$12	(a)	$30

Sales return accrual:

Year ended June 30, 2019	$105	$488	$—	$485	(b)	$108

Year ended June 30, 2018	$109	$493	$—	$497	(b)	$105

Year ended June 30, 2017	$96	$463	$—	$450	(b)	$109

Deferred tax valuation allowance:

Year ended June 30, 2019	$45	$11	$—	$7		$49

Year ended June 30, 2018	$42	$6	$—	$3		$45

Year ended June 30, 2017	$118	$3	$—	$79		$42

Accrued restructuring initiatives:

Year ended June 30, 2019	$182	$133	$—	$111		$204

Year ended June 30, 2018	$151	$127	$—	$96		$182

Year ended June 30, 2017	$77	$122	$—	$48		$151

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

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*
3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2

Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3

Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*
4.5

Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*
4.7

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*
4.9

Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*
4.11

Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*
4.13

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*
4.15

Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*
4.17

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 1.800% Senior Notes due 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description
4.18	Form of Global Note for the 1.800% Senior Notes due 2020 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*
4.19

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*
4.21

Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*
10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*
10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*
10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*
10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*
10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*
10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*
10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*
10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*
10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*
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

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †
10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †
10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †
10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †
10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †
10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †
10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †
10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †
10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †
10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †
10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †
10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †
10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †
10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †
10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †
10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †
10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 26, 2013) (SEC File No. 1-14064).* †
10.12	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †
10.12a

Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064). * †

10.13	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †
10.13a

Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064). * †

10.14

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.14a

The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.14b

The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

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

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17h

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.17i

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17j

Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17k

Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064) .* †

10.17l	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

Exhibit Number	Description
10.17m

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 28, 2015) (SEC File No. 1-14064).* †

10.17n

Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.17o

Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17p

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.17q

Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16v to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.17r

Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).* †

10.17s

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.17t

Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.17u

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.17v

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
10.17z

Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.17aa

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
10.18a

$1.5 Billion Credit Agreement, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018) (SEC File No. 1-14064).*

10.19

Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20

Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21

Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a

First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21b

Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21c

Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*
10.23

Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.23a

First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †

10.23b

Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).* †

10.24

License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.24a

First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.24b

Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney.
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

Exhibit Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Incorporated herein by reference.

† Exhibit is a management contract or compensatory plan or arrangement.