Form 10-Q
period 2019-09-30
ESTEE LAUDER COMPANIES INC
filed 2019-10-31
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ⌧

At October 24, 2019, 222,550,639 shares of the registrant’s Class A Common Stock, $.01 par value, and 137,262,914 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
	September 30
(In millions, except per share data)	2019	2018

Net sales	$3,895	$3,524
Cost of sales	908	823

Gross profit	2,987	2,701

Operating expenses
Selling, general and administrative	2,185	2,008
Restructuring and other charges	23	41
Total operating expenses	2,208	2,049

Operating income	779	652

Interest expense	32	34
Interest income and investment income, net	14	15
Other components of net periodic benefit cost	1	—
Earnings before income taxes	760	633

Provision for income taxes	162	131
Net earnings	598	502

Net earnings attributable to noncontrolling interests	(3)	(2)
Net earnings attributable to The Estée Lauder Companies Inc.	$595	$500

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.65	$1.36
Diluted	$1.61	$1.34

Weighted-average common shares outstanding
Basic	361.4	366.8
Diluted	368.6	374.4

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 30
(In millions)	2019	2018

Net earnings	$598	$502

Other comprehensive income (loss):
Net unrealized investment gain	—	2
Net cash flow hedge loss	(2)	—
Amounts included in net periodic benefit cost	5	3
Translation adjustments	(70)	23
Benefit (provision) for deferred income taxes on components of other comprehensive income	3	(3)
Total other comprehensive income (loss)	(64)	25
Comprehensive income	534	527

Comprehensive income attributable to noncontrolling interests:
Net earnings	(3)	(2)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$531	$525

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30	June 30
(In millions, except share data)	2019	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,259	$2,987
Accounts receivable, net	2,294	1,831
Inventory and promotional merchandise	2,055	2,006
Prepaid expenses and other current assets	414	388
Total current assets	7,022	7,212

Property, plant and equipment, net	2,018	2,068

Other assets
Operating lease right-of-use assets	2,516	—
Goodwill	1,868	1,868
Other intangible assets, net	1,191	1,203
Other assets	816	805
Total other assets	6,391	3,876
Total assets	$15,431	$13,156

LIABILITIES AND EQUITY
Current liabilities
Current debt	$520	$516
Accounts payable	1,071	1,490
Operating lease liabilities	346	—
Other accrued liabilities	2,653	2,599
Total current liabilities	4,590	4,605

Noncurrent liabilities
Long-term debt	2,895	2,896
Long-term operating lease liabilities	2,335	—
Other noncurrent liabilities	1,053	1,244
Total noncurrent liabilities	6,283	4,140

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2019 and June 30, 2019; shares issued: 447,163,948 at September 30, 2019 and 443,685,124 at June 30, 2019; Class B shares authorized: 304,000,000 at September 30, 2019 and June 30, 2019; shares issued and outstanding: 137,262,914 at September 30, 2019 and 139,537,814 at June 30, 2019	6	6
Paid-in capital	4,514	4,403
Retained earnings	10,393	9,984
Accumulated other comprehensive loss	(627)	(563)
	14,286	13,830
Less: Treasury stock, at cost; 223,724,519 Class A shares at September 30, 2019 and 222,120,630 Class A shares at June 30, 2019	(9,756)	(9,444)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,530	4,386
Noncontrolling interests	28	25
Total equity	4,558	4,411
Total liabilities and equity	$15,431	$13,156

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30
(In millions)	2019	2018

Cash flows from operating activities
Net earnings	$598	$502
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	143	132
Deferred income taxes	11	(9)
Non-cash stock-based compensation	56	58
Net loss on disposal of property, plant and equipment	2	3
Pension and post-retirement benefit expense	21	18
Pension and post-retirement benefit contributions	(9)	(6)
Changes in fair value of contingent consideration	—	(11)
Other non-cash items	(2)	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(487)	(546)
Increase in inventory and promotional merchandise	(83)	(36)
Increase in other assets, net	(48)	(18)
Decrease in accounts payable	(400)	(262)
Increase in other accrued and noncurrent liabilities	31	60
Decrease in operating lease assets and liabilities, net	(3)	—
Net cash flows used for operating activities	(170)	(119)

Cash flows from investing activities
Capital expenditures	(125)	(128)
Proceeds from the disposition of investments	—	173
Purchases of investments	(5)	(14)
Settlement of net investment hedges, net	2	—
Net cash flows provided by (used for) investing activities	(128)	31

Cash flows from financing activities
Proceeds (repayments) of current debt, net	5	(3)
Repayments and redemptions of long-term debt	(5)	—
Net proceeds from stock-based compensation transactions	55	33
Payments to acquire treasury stock	(313)	(530)
Dividends paid to stockholders	(156)	(141)
Payments to noncontrolling interest holders for dividends	(2)	(1)
Net cash flows used for financing activities	(416)	(642)

Effect of exchange rate changes on Cash and cash equivalents	(14)	(8)
Net decrease in Cash and cash equivalents	(728)	(738)
Cash and cash equivalents at beginning of period	2,987	2,181
Cash and cash equivalents at end of period	$2,259	$1,443

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(72) million and $21 million, net of tax, during the three months ended September 30, 2019 and 2018, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. During the first quarter of fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 5 - Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $3 million and $14 million during the three months ended September 30, 2019 and 2018, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of:

	September 30	June 30
(In millions)	2019	2019
Raw materials	$510	$541
Work in process	234	268
Finished goods	1,075	981
Promotional merchandise	236	216
	$2,055	$2,006

Property, Plant and Equipment

	September 30	June 30
(In millions)	2019	2019
Assets (Useful Life)
Land	$29	$29
Buildings and improvements (10 to 40 years)	341	337
Machinery and equipment (3 to 10 years)	815	811
Computer hardware and software (4 to 10 years)	1,265	1,264
Furniture and fixtures (5 to 10 years)	115	116
Leasehold improvements	2,279	2,274
	4,844	4,831
Less accumulated depreciation and amortization	(2,826)	(2,763)
	$2,018	$2,068

The cost of assets related to projects in progress of $469 million and $474 million as of September 30, 2019 and June 30, 2019, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $125 million and $116 million during the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Income Taxes

The effective rate for income taxes was 21.3% and 20.7% for the three months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate of 60 basis points was primarily attributable to a higher effective tax rate on the Company’s foreign operations partially offset by a higher benefit related to share-based compensation awards.

As of September 30, 2019 and June 30, 2019, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $65 million and $67 million, respectively. The total amount of unrecognized tax benefits at September 30, 2019 that, if recognized, would affect the effective tax rate was $49 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2019 in the accompanying consolidated statement of earnings was $1 million. The total gross accrued interest and penalties in each of the accompanying consolidated balance sheets at September 30, 2019 and June 30, 2019 was $12 million. On the basis of the information available as of September 30, 2019, the Company does not expect any significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30	June 30
(In millions)	2019	2019
Advertising, merchandising and sampling	$429	$352
Employee compensation	381	574
Payroll and other taxes	263	221
Deferred revenue	345	314
Other	1,235	1,138
	$2,653	$2,599

Recently Adopted Accounting Standards

Leases (Accounting Standards Codification ("ASC") Topic 842 - Leases ("ASC 842"))

In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires lessees to account for most leases on their balance sheets with the liability being equal to the present value of the lease payments. The right-of-use asset is based on the lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Lease expense is recognized similar to previous accounting guidance with operating leases resulting in a straight-line expense, and finance leases resulting in a front-loaded expense similar to the previous accounting for capital leases.

In July 2018, the FASB amended this guidance to clarify certain narrow aspects of the new lease accounting standard that may have been incorrectly or inconsistently applied, and did not add new guidance. Also, in July 2018, the FASB issued authoritative guidance that allows companies to elect to adopt the new standard using a modified retrospective transition approach with a cumulative-effect adjustment to retained earnings in the period of adoption. Companies that elect the new adoption method were not required to restate the prior comparative periods in the financial statements.

Effective for the Company – Fiscal 2020 first quarter. An entity is permitted to apply the foregoing guidance using either of the modified retrospective transition approaches described in the standard, with certain practical expedients.

Impact on consolidated financial statements - On July 1, 2019, the Company adopted ASC 842, see Note 3 - Leases for further discussion.

Recently Issued Accounting Standards

Measurement of Credit Losses on Financial Instruments (ASC Topic 326 - Financial Instruments - Credit Losses)

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

Effective for the Company - Fiscal 2021 first quarter.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable. While the Company’s evaluation is ongoing, the adoption of this standard is not expected to have a material impact on its consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Other – Internal-Use Software (ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract)

In August 2018, the FASB issued authoritative guidance that permits companies to capitalize the costs incurred for setting up business systems that operate on cloud technology. The new guidance aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance does not affect the accounting for the service element of a hosting arrangement that is a service contract. Capitalized costs associated with a hosting arrangement that is a service contract must be amortized over the term of the hosting arrangement to the same line item in the income statement as the expense for fees for the hosting arrangement.

Effective for the Company – Fiscal 2021 first quarter, with early adoption permitted in any interim period. This guidance can be adopted either:

●	retrospectively; or
●	prospectively to all implementation costs incurred after the date of adoption.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance to its business systems that operate on cloud technology. While the Company’s evaluation is ongoing, the adoption of this standard is not expected to have a material impact on its consolidated financial statements.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2019
Goodwill	$185	$1,199	$254	$390	$2,028
Accumulated impairments	(36)	(68)	(22)	(34)	(160)
	149	1,131	232	356	1,868

Goodwill acquired during the period	—	3	—	—	3
Translation adjustments, goodwill	(1)	—	(3)	—	(4)
Translation adjustments, accumulated impairments	1	—	—	—	1
	—	3	(3)	—	—

Balance as of September 30, 2019
Goodwill	184	1,202	251	390	2,027
Accumulated impairments	(35)	(68)	(22)	(34)	(159)
	$149	$1,134	$229	$356	$1,868

Other intangible assets consist of the following:

	September 30, 2019			June 30, 2019
	Gross		Total Net	Gross		Total Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(In millions)	Value	Amortization	Value	Value	Amortization	Value
Amortizable intangible assets:
Customer lists and other	$682	$378	$304	$684	$369	$315
License agreements	43	43	—	43	43	—
	$725	$421	304	$727	$412	315
Non-amortizable intangible assets:
Trademarks			887			888
Total intangible assets			$1,191			$1,203

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate amortization expense related to amortizable intangible assets was $11 million and $13 million for the three months ended September 30, 2019 and 2018, respectively. The estimated aggregate amortization expense for the remainder of fiscal 2020 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2020	2021	2022	2023	2024
Estimated aggregate amortization expense	$33	$43	$42	$42	$40

NOTE 3 - LEASES

During the first quarter of fiscal 2020, the Company adopted ASC 842 using the modified retrospective transition approach permitted under the new standard for leases that existed at July 1, 2019 and, accordingly, the prior comparative periods were not restated. Under this method, the Company was required to assess the remaining future payments of existing leases as of July 1, 2019. Additionally, as of the date of adoption, the Company elected the package of practical expedients that did not require the Company to assess whether expired or existing contracts contain leases as defined in ASC 842, did not require reassessment of the lease classification (i.e. operating lease vs. finance lease) for expired or existing leases, and did not require a change to the accounting for previously capitalized initial direct costs.

The adoption of this standard impacted the Company's consolidated balance sheet due to the recognition of right-of-use ("ROU") assets and associated lease liabilities related to operating leases as compared to the previous accounting. The accounting for finance leases under ASC 842 is consistent with the prior accounting for capital leases. The impact of the adoption of this standard on the Company's consolidated statement of earnings and consolidated statement of cash flows was not material.

Per the guidance of ASC 842, a contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset. The Company recognizes a lease liability and a related ROU asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company's lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After an ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

After the lease commencement date, the Company evaluates lease modifications, if any, that could result in a change in the accounting for leases. For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. In addition, significant changes in events or circumstances within the Company's control are assessed to determine whether a change in the accounting for leases is required.

Certain of the Company's leases provide for variable lease payments for the right to use an underlying asset that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer Price Index) are included in the initial measurement of the lease liability, the initial measurement of the ROU asset, and the lease classification test based on the index or rate as of the commencement date. Any changes from the commencement date estimation of the index- and rate-based variable payments are expensed as incurred in the period of the change. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are not included in the initial measurement of the lease liability or the ROU asset, but instead are expensed as incurred. The Company's variable lease payments primarily include rents based on a percentage of sales in excess of stipulated levels, common area maintenance based on the percentage of the total square footage leased by the Company, as well as costs relating to embedded leases, such as third-party manufacturing agreements.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the adoption of ASC 842, the Company made the following accounting policy elections:

●	Certain of the Company’s contracts contain lease components as well as non-lease components, such as an agreement to purchase services. Unless an accounting policy is elected to the contrary, the contract consideration must be allocated to the separate lease and non-lease components in accordance with ASC 842. For purposes of allocating contract consideration, the Company elected not to separate the lease components from non-lease components for all asset classes. This was applied to all existing leases as of July 1, 2019 and will be applied to new leases on an on-going basis.
●	The Company elected not to apply the measurement and recognition requirements of ASC 842 to short-term leases (i.e. leases with a term of 12 months or less). Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.
●	For certain leases relating to automobiles, information technology equipment and office equipment, the Company elected to apply the guidance of ASC 842 utilizing a portfolio approach. Under this approach, the Company combined and accounted for leases (as a portfolio) with similar characteristics (e.g., lease term, discount rates, etc.) as a single lease, provided its application is not materially different when compared to the application at the individual lease level.

As a result of the adoption of ASC 842, the Company recorded a cumulative adjustment of $29 million, net of tax, as a reduction to its fiscal 2020 opening balance of retained earnings, primarily to reflect the fair value of operating lease ROU assets that were impaired at, or prior to, the adoption date. In addition, the Company recognized operating lease ROU assets and liabilities of $2,598 million and $2,764 million, respectively, as of July 1, 2019. Finance lease ROU assets and liabilities are not material.

The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company's manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 50 years. Some of the Company's lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 34 years.

A summary of total lease costs and other information for the period relating to the Company's finance and operating leases is as follows:

	Three Months Ended
(In millions)	September 30, 2019
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$3
Interest on lease liabilities	—
Operating lease cost	118
Short-term lease cost	6
Variable lease cost	43
Total	$170
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$123
Financing cash flows from finance leases	$5
Right-of-use assets obtained in exchange for new operating lease liabilities	$48
Weighted-average remaining lease term – finance leases	6	years
Weighted-average remaining lease term – operating leases	11	years
Weighted-average discount rate – finance leases	2.7%
Weighted-average discount rate – operating leases	2.5%

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for the remainder of fiscal 2020 and for each of the next four fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$285	$9
Fiscal 2021	373	8
Fiscal 2022	331	3
Fiscal 2023	301	1
Fiscal 2024	286	—
Thereafter	1,542	—
Total future minimum lease payments	3,118	21
Less imputed interest	(437)	(1)
Total	$2,681	$20

Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	September 30, 2019
(In millions)	Operating Leases	Finance Leases
Total current liabilities	$346	$11
Total noncurrent liabilities	2,335	9
Total	$2,681	$20

The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheet as of September 30, 2019.

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of June 30, 2019:

(In millions)	Payments Due in Fiscal Year(1)
Fiscal 2020	$421
Fiscal 2021	383
Fiscal 2022	348
Fiscal 2023	316
Fiscal 2024	289
Thereafter	1,625
Total contractual obligations	$3,382
(1)	Minimum operating lease commitments only include base rent. Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance. These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable. Such amounts have not been material to total rent expense.

As of September 30, 2019, the Company has additional operating leases obligations, relating primarily to facilities to support the Company’s manufacturing and research and development operations, as well as corporate offices, that have not yet commenced of $98 million. These leases will commence between fiscal 2020 and fiscal 2025 with lease terms of 1 year to 20 years.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward” or “LBF”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum. LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value. As of June 30, 2019, the Company concluded the approvals of all major initiatives under LBF related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to substantially complete those initiatives through fiscal 2021. The approved restructuring and other charges expected to be incurred were:

Sales
	Returns		Operating Expenses
	(included in		Restructuring	Other
(In millions)	Net Sales)	Cost of Sales	Charges	Charges	Total
Total Charges Approved
Cumulative through September 30, 2019	$14	$88	$507	$358	$967

	Employee-	Asset-
	Related	Related	Contract	Other Exit
(In millions)	Costs	Costs	Terminations	Costs	Total
Restructuring Charges Approved
Cumulative through September 30, 2019	$461	$7	$25	$14	$507

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales
	Returns		Operating Expenses
	(included in		Restructuring	Other
(In millions)	Net Sales)	Cost of Sales	Charges	Charges	Total
Total Charges
Cumulative through June 30, 2019	$14	$55	$457	$265	$791
Three months ended September 30, 2019	—	2	1	22	25
Cumulative through September 30, 2019	$14	$57	$458	$287	$816

	Employee-	Asset-
	Related	Related	Contract	Other Exit
(In millions)	Costs	Costs	Terminations	Costs	Total
Restructuring Charges
Cumulative through June 30, 2019	$445	$4	$3	$5	$457
Three months ended September 30, 2019	—	—	—	1	1
Cumulative through September 30, 2019	$445	$4	$3	$6	$458

Changes in accrued restructuring charges for the three months ended September 30, 2019 were:

	Employee-	Asset-
	Related	Related	Contract	Other Exit
(In millions)	Costs	Costs	Terminations	Costs	Total
Balance at June 30, 2019	$202	$—	$—	$1	$203
Charges	—	—	—	1	1
Cash payments	(29)	—	—	(1)	(30)
Balance at September 30, 2019	$173	$—	$—	$1	$174

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued restructuring charges at September 30, 2019 are expected to result in cash expenditures funded from cash provided by operations of approximately $108 million, $44 million, $19 million and $3 million for the remainder of fiscal 2020 and for fiscal 2021, 2022 and 2023, respectively.

Additional information about LBF is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. During the first quarter of fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company's investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
	Balance Sheet	September 30	June 30	Balance Sheet	September 30	June 30
(In millions)	Location	2019	2019	Location	2019	2019
Derivatives Designated as Hedging Instruments
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$39	$23	Other accrued liabilities	$2	$4
Net investment hedges	Prepaid expenses and other current assets	3	—	Other accrued liabilities	1	—
Interest rate-related derivatives	Prepaid expenses and other current assets	4	3	Other accrued liabilities	39	26

Total Derivatives Designated as Hedging Instruments		46	26		42	30

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	4	4	Other accrued liabilities	6	2

Total Derivatives		$50	$30		$48	$32
(1)	See Note 6 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified from AOCI into
	Derivatives		Location of Gain or	Earnings(1)
	Three Months Ended		(Loss) Reclassified	Three Months Ended
	September 30		from AOCI into	September 30
(In millions)	2019	2018	Earnings	2019	2018
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$25	$3	Net sales	$13	$3
Interest rate-related derivatives	(14)	—	Interest expense	—	—
	11	3	Total derivatives	$13	$3
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	3	—
Total derivatives	$14	$3
(1)	The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)	During the three months ended September 30, 2019, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $12 million.
(3)	Included within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain or (Loss) Recognized in Earnings on
		Derivatives (1)
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2019	2018
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$2	$(2)
(1)	Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges is as follows:

	Amount of Gain or (Loss)
(In millions)	Recognized in Earnings on Derivatives
		Cumulative Amount of Fair
		Value Hedging Adjustments
Line Item in the Consolidated Balance Sheets in	Carrying Amount of the	Included in the Carrying Amount
Which the Hedged Item is Included	Hedged Assets (Liabilities)	of the Hedged Asset (Liability)
	September 30, 2019	September 30, 2019
Current debt	$250	$—
Long-term debt	701	3
Total debt	$951	$3

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30
	2019		2018
		Interest		Interest
(In millions)	Net Sales	expense	Net Sales	expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,895	$32	$3,524	$34

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	2	Not applicable	(2)
Derivatives designated as hedging instruments	Not applicable	(2)	Not applicable	2

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	13	Not applicable	3	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss)
		Recognized in Earnings on
		Derivatives
	Location of Gain or (Loss)	Three Months Ended
	Recognized in Earnings on	September 30
(In millions)	Derivatives	2019	2018
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(27)	$22

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of September 2021. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At September 30, 2019, the Company had outstanding foreign currency forward contracts with a notional amount totaling $5,725 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of September 30, 2019, the Company’s foreign currency cash flow hedges were highly effective.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2019 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $24 million. The accumulated net gain on derivative instruments in AOCI was $27 million and $29 million as of September 30, 2019 and June 30, 2019, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company's consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of October 2019. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2019, the Company had net investment hedges outstanding with a notional amount totaling $1,723 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $50 million at September 30, 2019. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$46	$—	$46
Interest rate-related derivatives	—	4	—	4
Total	$—	$50	$—	$50

Liabilities:
Foreign currency forward contracts	$—	$9	$—	$9
Interest rate-related derivatives	—	39	—	39
Contingent consideration	—	—	36	36
Total	$—	$48	$36	$84

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$27	$—	$27
Interest rate-related derivatives	—	3	—	3
Total	$—	$30	$—	$30

Liabilities:
Foreign currency forward contracts	$—	$6	$—	$6
Interest rate-related derivatives	—	26	—	26
Contingent consideration	—	—	36	36
Total	$—	$32	$36	$68

The estimated fair values of the Company’s financial instruments are as follows:

	September 30		June 30
	2019		2019
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Nonderivatives
Cash and cash equivalents	$2,259	$2,259	$2,987	$2,987
Current and long-term debt	3,415	3,841	3,412	3,706
Additional purchase price payable	3	3	3	3
Contingent consideration	36	36	36	36

Derivatives
Foreign currency forward contracts – asset (liability), net	37	37	21	21
Interest rate-related derivatives – asset (liability), net	(35)	(35)	(23)	(23)

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

Current and long-term debt – The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. To a lesser extent, debt also includes finance lease obligations for which the carrying amount approximates the fair value. The Company’s debt is classified within Level 2 of the valuation hierarchy.

Additional purchase price payable – The Company’s additional purchase price payable represents fixed minimum additional purchase price that was discounted using the Company’s incremental borrowing rate, which was approximately 1%. The additional purchase price payable is classified within Level 2 of the valuation hierarchy.

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At September 30, 2019, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy. There have been no changes in the fair value of contingent consideration obligations for the three months ended September 30, 2019.

NOTE 7 – REVENUE RECOGNITION

The Company's revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $30 million and $32 million as of September 30, 2019 and June 30, 2019, respectively. The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends. Payment terms are short-term in nature and are generally less than one year.

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

(In millions)	September 30, 2019
Balance at June 30, 2019	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(160)
Revenue deferred during the period	195
Other	(4)
Balance at September 30, 2019	$392

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2019, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $345 million.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – PENSION AND POST-RETIREMENT BENEFIT PLANS

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

The components of net periodic benefit cost for the three months ended September 30, 2019 and 2018 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2019	2018	2019	2018	2019	2018
Service cost	$10	$9	$9	$8	$1	$1
Interest cost	8	9	3	3	2	2
Expected return on plan assets	(13)	(13)	(3)	(3)	(1)	(1)
Amortization of:
Actuarial loss	4	3	1	—	—	—
Net periodic benefit cost	$9	$8	$10	$8	$2	$2

During the three months ended September 30, 2019, the Company made contributions to its international pension plans totaling approximately $3 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	September 30	June 30
(In millions)	2019	2019
Other assets	$101	$105
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(422)	(418)
Funded status	(348)	(340)
Accumulated other comprehensive loss	329	334
Net amount recognized	$(19)	$(6)

NOTE 9 – CONTINGENCIES

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

NOTE 10 – STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended
	September 30
(In millions)	2019	2018
Compensation expense	$56	$58
Income tax benefit	11	12

Stock Options

During the three months ended September 30, 2019, the Company granted stock options in respect of approximately 1.3 million shares of Class A Common Stock with an exercise price per share of $199.49 and a weighted-average grant date fair value per share of $51.42. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2019 was $116 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 0.8 million shares of Class A Common Stock during the three months ended September 30, 2019 with a weighted-average grant date fair value per share of $199.54 that, at the time of grant, were scheduled to vest as follows: 0.3 million in fiscal 2021, 0.3 million in fiscal 2022 and 0.2 million in fiscal 2023. Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units

During the three months ended September 30, 2019, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $199.49, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2022, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2019, approximately 0.4 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2019.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended
	September 30
(In millions, except per share data)	2019	2018
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$595	$500

Denominator:
Weighted-average common shares outstanding – Basic	361.4	366.8
Effect of dilutive stock options	4.9	5.0
Effect of PSUs	0.3	0.4
Effect of RSUs	2.0	2.2
Weighted-average common shares outstanding – Diluted	368.6	374.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.65	$1.36
Diluted	$1.61	$1.34

As of September 30, 2019 and 2018, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.3 million shares and 1.6 million shares, respectively. As of September 30, 2019 and 2018, 1.1 million shares of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – EQUITY

	Three Months Ended
	September 30
(In millions)	2019	2018
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	4,403	3,972
Common stock dividends	1	1
Stock-based compensation	110	92
Paid-in capital, end of the period	4,514	4,065

Retained earnings, beginning of the period	9,984	9,040
Common stock dividends	(157)	(141)
Net earnings attributable to The Estée Lauder Companies Inc.	595	500
Cumulative effect of adoption of new accounting standards	(29)	(229)
Retained earnings, end of the period	10,393	9,170

Accumulated other comprehensive loss, beginning of the period	(563)	(434)
Other comprehensive income (loss)	(64)	25
Accumulated other comprehensive loss, end of the period	(627)	(409)

Treasury stock, beginning of the period	(9,444)	(7,896)
Acquisition of treasury stock	(277)	(502)
Stock-based compensation	(35)	(28)
Treasury stock, end of the period	(9,756)	(8,426)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,530	4,406

Noncontrolling interests, beginning of the period	25	22
Net earnings attributable to noncontrolling interests	3	2
Noncontrolling interests, end of the period	28	24

Total equity	$4,558	$4,430

Cash dividends declared per common share	$.43	$.38

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2019:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2019	August 30, 2019	September 16, 2019	$.43

On October 30, 2019, a dividend was declared in the amount of $.48 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 16, 2019 to stockholders of record at the close of business on November 29, 2019.

Common Stock

During the three months ended September 30, 2019, the Company purchased approximately 1.6 million shares of its Class A Common Stock for $313 million.

During the three months ended September 30, 2019, approximately 2.3 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2019:

		Amounts
	Net Cash	Included in Net
	Flow Hedge	Periodic Benefit	Translation
(In millions)	Gain (Loss)	Cost	Adjustments		Total
Balance at June 30, 2019	$21	$(253)	$(331)		$(563)
OCI before reclassifications	8	—	(72)	(1)	(64)
Amounts reclassified to Net earnings	(10)	4	6		—
Net current-period OCI	(2)	4	(66)		(64)
Balance at September 30, 2019	$19	$(249)	$(397)		$(627)
(1)	See Note 5 - Derivative Financial Instruments for gains (losses) relating to net investment hedges.

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2019 and 2018:

	Amount Reclassified from AOCI
	Three Months Ended		Affected Line Item in
	September 30		Consolidated
(In millions)	2019	2018	Statements of Earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$13	$3	Net sales
Provision for deferred taxes	(3)	(1)	Provision for income taxes
	$10	$(2)	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of prior service cost	$—	$—	(1)
Amortization of actuarial loss	(5)	(3)	(1)
	(5)	(3)	Earnings before income taxes
Benefit for deferred taxes	1	1	Provision for income taxes
	$(4)	$(2)	Net earnings
Cumulative Translation Adjustments
Loss on liquidation of an investment in a foreign subsidiary	(6)	—	Restructuring and other charges
Total reclassification adjustments, net	$—	$—	Net earnings
(1)	See Note 8 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 13 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the three months ended September 30, 2019 and 2018 is as follows:

(In millions)	2019	2018
Cash:
Cash paid during the period for interest	$32	$33
Cash paid during the period for income taxes	$115	$60

Non-cash investing and financing activities:
Capital lease, capitalized interest and asset retirement obligations incurred	$—	$6
Property, plant and equipment accrued but unpaid	$50	$43

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT DATA AND RELATED INFORMATION

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

During the fiscal 2020 first quarter, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of the Company’s travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased by $201 million, with a corresponding decrease in Europe, the Middle East & Africa to conform with the current year presentation. The impact of such activities in the fiscal 2020 first quarter was comparable, so there was no material year-over-year change in operating results of either region attributable to such change.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2019.

	Three Months Ended
	September 30
(In millions)	2019	2018
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,842	$1,486
Makeup	1,443	1,406
Fragrance	462	472
Hair Care	136	143
Other	12	17
Net sales	$3,895	$3,524

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$632	$466
Makeup	104	161
Fragrance	66	55
Hair Care	—	14
Other	2	3
	804	699
Reconciliation:
Charges associated with restructuring and other activities	(25)	(47)
Interest expense	(32)	(34)
Interest income and investment income, net	14	15
Other components of net periodic benefit cost	(1)	—
Earnings before income taxes	$760	$633

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,160	$1,236
Europe, the Middle East & Africa	1,677	1,433
Asia/Pacific	1,058	855
Net sales	$3,895	$3,524

Operating income (loss):
The Americas	$175	$234
Europe, the Middle East & Africa	377	257
Asia/Pacific	252	208
	804	699
Charges associated with restructuring and other activities	(25)	(47)
Operating income	$779	$652
(1)	The net sales and operating income from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three months ended September 30, 2019 and 2018, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended
	September 30
(In millions)	2019	2018
NET SALES
By Product Category:
Skin Care	$1,842	$1,486
Makeup	1,443	1,406
Fragrance	462	472
Hair Care	136	143
Other	12	17

Net sales	$3,895	$3,524

By Region:
The Americas	$1,160	$1,236
Europe, the Middle East & Africa	1,677	1,433
Asia/Pacific	1,058	855
Net sales	$3,895	$3,524

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$632	$466
Makeup	104	161
Fragrance	66	55
Hair Care	—	14
Other	2	3
	804	699
Charges associated with restructuring and other activities	(25)	(47)
Operating income	$779	$652

By Region:
The Americas	$175	$234
Europe, the Middle East & Africa	377	257
Asia/Pacific	252	208
	804	699
Charges associated with restructuring and other activities	(25)	(47)
Operating income	$779	$652

During the fiscal 2020 first quarter, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of our travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased by $201 million, with a corresponding decrease in Europe, the Middle East & Africa to conform with the current year presentation. The impact of such activities in the fiscal 2020 first quarter was comparable, so there was no material year-over-year change in operating results of either region attributable to such change.

THE ESTÉE LAUDER COMPANIES INC.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended
	September 30
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	23.3	23.4
Gross profit	76.7	76.6

Operating expenses
Selling, general and administrative	56.1	56.9
Restructuring and other charges	0.6	1.2
Total operating expenses	56.7	58.1

Operating income	20.0	18.5
Interest expense	0.8	1.0
Interest income and investment income, net	0.3	0.4
Other components of net periodic benefit cost	—	—

Earnings before income taxes	19.5	17.9
Provision for income taxes	4.1	3.7

Net earnings	15.4	14.2
Net earnings attributable to noncontrolling interests	0.1	—

Net Earnings attributable to The Estée Lauder Companies Inc.	15.3%	14.2%

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

We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using prior-year period weighted-average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

Overview

We believe that the best way to increase stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences. Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable. We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth. Elements of our strategy are described in the Overview on pages 25-27 of our Annual Report on Form 10-K for the year ended June 30, 2019, as well as below.

THE ESTÉE LAUDER COMPANIES INC.

During the first quarter of fiscal 2020, our global net sales momentum continued, fueled by our multiple engines of growth. Net sales grew 11% as compared with the prior-year period, led by our skin care product category and our international regions. We continued to benefit from growth in global prestige skin care. Estée Lauder, La Mer, Clinique and Origins contributed to the strong growth in skin care, and we grew skin care net sales in every region. We grew makeup category net sales in the quarter, led by M•A•C in Asia/Pacific and Latin America, Estée Lauder and La Mer in our travel retail business and Tom Ford in Asia/Pacific. This growth was partially offset by a decline in prestige makeup generally in North America, which impacted many of our brands.

Internationally, net sales grew in nearly every market, led by China and in our travel retail business. The net sales growth for the period also reflected higher net sales from developed markets across Europe, the Middle East & Africa as well as double-digit increases in Japan and Korea. In aggregate, emerging markets outside of China also rose double-digits. We believe that our success has been due, in part, to our focus on strengthening consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries. We are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom. This is due to the impact of shifts in consumer preferences as to where and how they shop, as well as adverse macroeconomic conditions in the United Kingdom. Our business in Hong Kong was challenged, as the ongoing situation there has negatively impacted traffic in downtown shops and the airport and also led to intermittent store closures. We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. We also continue to monitor the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s anticipated exit from the European Union (i.e. “Brexit”) and continue developing our risk mitigation strategies to address such uncertainties. These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels. We are also cautious of foreign currency movements, including their impacts on tourism. Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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

Leading Beauty Forward

Information about our multi-year initiative, Leading Beauty Forward, is described in Notes to Consolidated Financial Statements, Note 4 – Charges Associated with Restructuring and Other Activities and in the Overview on page 26 of our Annual Report on Form 10-K for the year ended June 30, 2019.

THE ESTÉE LAUDER COMPANIES INC.

NET SALES

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$3,895	$3,524
$ Change from prior-year period	371
% Change from prior-year period	11%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	12%

(1) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased, primarily reflecting higher net sales in the skin care category, as well as increased net sales in the Europe, the Middle East & Africa and Asia/Pacific geographic regions. Skin care net sales primarily benefited from higher net sales of Estée Lauder, La Mer and Clinique products. The international net sales increase was led by our travel retail business, with higher net sales across most brands, as well as in China.

The total net sales increase was impacted by approximately $40 million of unfavorable foreign currency translation.

Product Categories

Skin Care

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$1,842	$1,486
$ Change from prior-year period	356
% Change from prior-year period	24%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	25%
(1)	See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased, primarily due to higher net sales from Estée Lauder, La Mer and Clinique of approximately $348 million, combined, reflecting higher net sales in each geographic region. The continued success of existing product franchises, such as Advanced Night Repair, Perfectionist and Micro Essence, combined with new product launches, such as Advanced Night Repair Intense Reset Concentrate, contributed to the increased net sales from Estée Lauder. The increase in net sales from La Mer benefited from existing products, such as The Treatment Lotion, and new product launches, such as The Regenerating Serum, as well as targeted expanded consumer reach. Net sales from Clinique increased primarily due to strength from moisturizers and the continued success of certain hero franchises.

The skin care net sales increase was impacted by approximately $16 million of unfavorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$1,443	$1,406
$ Change from prior-year period	37
% Change from prior-year period	3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased, reflecting higher net sales from Estée Lauder, M•A•C and Tom Ford of approximately $58 million, combined. The increase in net sales from Estée Lauder primarily reflected continued strength of our Double Wear line of products. The higher net sales from M•A•C and Tom Ford reflected strong growth in Asia/Pacific, led by China and Japan, which resulted in higher net sales from third-party online malls and our travel retail business. Also contributing to the higher net sales from M•A•C were targeted expanded consumer reach and strength in lip and foundation products. The net sales from Tom Ford also benefited from the strength in lip and eye products, including Lip Color Classic and Eye Quad, respectively.

Partially offsetting these increases were approximately $32 million of lower net sales of Too Faced and BECCA products, combined. The decrease was due, in part, to the decline in prestige makeup generally in North America. The lower net sales from BECCA also reflected a difficult comparison to certain prior-year launches.

The makeup net sales increase was impacted by approximately $16 million of unfavorable foreign currency translation.

Fragrance

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$462	$472
$ Change from prior-year period	(10)
% Change from prior-year period	(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales reflected decreases from certain of our designer fragrances and Estée Lauder of approximately $40 million, combined. Net sales declined from certain designer fragrances primarily due, in part, to an unfavorable comparison to certain prior-year launches in North America and declines in the specialty-multi and department store channels. The net sales decline from Estée Lauder was primarily due to an unfavorable comparison to the prior-year launch of Beautiful Belle in North America.

Partially offsetting these decreases were approximately $33 million of higher net sales from Jo Malone London and Tom Ford, combined. The net sales increase from Jo Malone London reflected double-digit growth in Asia/Pacific, led by China and Japan, and from our travel retail business primarily due to the continued success of certain hero franchises, new product launches, such as Poppy & Barley, and targeted expanded consumer reach. Net sales increased from Tom Ford across all geographic regions, which benefited from higher net sales from certain Private Blend franchises, as well as new product launches such as Métallique.

The fragrance net sales decrease included approximately $7 million of unfavorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$136	$143
$ Change from prior-year period	(7)
% Change from prior-year period	(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(4)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased, reflecting lower net sales from Bumble and bumble and Aveda. Net sales declined from Bumble and bumble due to the continued softness in North America, which impacted the salon and specialty-multi channels. The lower net sales from Aveda was primarily due to an unfavorable comparison to the prior-year launch of Cherry Almond Softening Shampoo and Conditioner.

Geographic Regions

The Americas

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$1,160	$1,236
$ Change from prior-year period	(76)
% Change from prior-year period	(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased, reflecting lower net sales in the United States of approximately $83 million, primarily from Too Faced, M•A•C and BECCA. The decrease was due, in part, to the decline in prestige makeup generally in North America. Also contributing to the decline was an unfavorable comparison to prior-year launch activity from certain of our designer fragrances and BECCA.

Partially offsetting these decreases were increased net sales from Latin America of approximately $11 million, reflecting higher net sales from M•A•C due, in part, to new lipstick and eyeshadow launches in Brazil.

The net sales decrease in The Americas included approximately $4 million of favorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$1,677	$1,433
$ Change from prior-year period	244
% Change from prior-year period	17%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	19%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher net sales from our travel retail business of approximately $230 million. Net sales increased in our travel retail business across most brands, led by Estée Lauder, La Mer, M•A•C, Tom Ford and Origins, driven, in part, by increased passenger traffic, as well as new product launches, including Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and a new larger size of The Treatment Lotion from La Mer.  Also contributing to this increase was strategic investment spend supporting both new and existing products.

The net sales increase in Europe, the Middle East & Africa was impacted by approximately $24 million of unfavorable foreign currency translation.

Asia/Pacific

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Net sales	$1,058	$855
$ Change from prior-year period	203
% Change from prior-year period	24%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	26%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China, Japan and Korea of approximately $209 million, combined. The higher net sales in China, led by Estée Lauder, La Mer, M•A•C and Tom Ford, reflected continued growth in skin care and makeup, as well as targeted expanded consumer reach, and new product launches, such as Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and a new larger size of The Treatment Lotion from La Mer. The net sales increase in China benefited virtually every channel, led by online (due to the continued growth on Tmall), department stores, freestanding stores and specialty-multi. The net sales growth in Japan was primarily driven by M•A•C, Estée Lauder, La Mer, Jo Malone London and Clinique, reflecting the success of certain hero franchises, new product launches, such as The Regenerating Serum from La Mer, and targeted expanded consumer reach, which contributed to double-digit growth in all major product categories and growth in virtually every channel. The business in Japan benefited from consumer buying in anticipation of a value-added tax increase. Net sales increased in Korea primarily due to higher net sales from Estée Lauder and Jo Malone London and benefited from growth in our online and specialty-multi channels.

These increases were partially offset by lower net sales in Hong Kong of approximately $18 million, primarily due to the ongoing situation there that has negatively impacted traffic in downtown shops and the airport and also led to intermittent store closures.

The net sales increase in Asia/Pacific was impacted by approximately $20 million of unfavorable foreign currency translation.

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.

GROSS MARGIN

Gross margin increased to 76.7% for the three months ended September 30, 2019 as compared with 76.6% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended September 30, 2019
Mix of business	80
Obsolescence charges	(60)
Manufacturing costs and other	(30)
Subtotal	(10)
Charges associated with restructuring and other activities	20
Total	10

The favorable impact from our mix of business primarily reflected favorable changes in strategic pricing and product category mix (i.e. more growth in our higher margin skin care category), partially offset by the unfavorable impact from new product introductions.

OPERATING EXPENSES

Operating expenses as a percentage of net sales decreased to 56.7% for the three months ended September 30, 2019 as compared with 58.1% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended September 30, 2019
General and administrative expenses	20
Advertising, merchandising, sampling and product development	(60)
Selling	130
Stock-based compensation	10
Store operating costs	30
Foreign currency transactions	(10)
Subtotal	120
Charges associated with restructuring and other activities	60
Changes in fair value of contingent consideration	(40)
Total	140

The improvement in operating expense margin reflected a favorable impact from selling expenses primarily due to increased efficiencies in our sales operations and lower demonstration costs driven by changes in distribution channel mix. This improvement was partially offset by an increase in advertising and promotional activities primarily due to increased spend to support digital advertising, social media, locally relevant promotions, new product launches and targeted expanded consumer reach.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$779	$652
$ Change from prior-year period	127
% Change from prior-year period	19%

Operating margin	20.0%	18.5%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and changes in fair value of contingent consideration	17%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 39 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The increase in reported operating margin for the three months ended September 30, 2019 over the prior-year period was driven by improvements in net sales, operating expenses as a percentage of net sales and the increase in gross margin, as previously noted.

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

Product Categories

Skin Care

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$632	$466
$ Change from prior-year period	166
% Change from prior-year period	36%

Reported skin care operating income increased, primarily from Estée Lauder and La Mer reflecting higher net sales , partially offset by strategic investments in advertising and promotional activities and targeted expanded consumer reach of approximately $217 million, combined.

These increases in the category were partially offset by higher operating expenses relating primarily to investments in information systems and enhanced capabilities in select corporate functions to support our strategic initiatives.

Makeup

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$104	$161
$ Change from prior-year period	(57)
% Change from prior-year period	(35)%

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup operating income decreased as a result of lower results from Too Faced, Bobbi Brown, BECCA, Tom Ford, Estée Lauder and M•A•C of approximately $56 million, combined. The decline in operating income from Too Faced and BECCA was primarily due to lower net sales. Operating results from Bobbi Brown decreased, primarily due to an increase in advertising and promotional activities to support new product launches and digital advertising. The operating income from Tom Ford, Estée Lauder and M•A•C declined, as increases in net sales were more than offset by investment spending to support continued net sales growth.

Partially offsetting these decreases were increases in operating results from Smashbox and La Mer of approximately $15 million, combined. The increase in operating income from Smashbox reflected a decrease in cost of sales due to the timing of shipments of promotional items and lower amortization expense relating to an intangible asset that was fully amortized in fiscal 2019. Operating results from La Mer increased primarily due to the increase in net sales, partially offset by the increase in advertising and promotional activities to support digital advertising, social media and locally relevant promotions.

Fragrance

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$66	$55
$ Change from prior-year period	11
% Change from prior-year period	20%

Reported fragrance operating income increased, reflecting higher results from Jo Malone London and Tom Ford of approximately $26 million, combined, due to higher net sales. The lower results from Estée Lauder, Clinique and certain of our designer fragrances of approximately $15 million, combined, reflected decreases in cost of sales and operating expenses, which were more than offset by the declines in net sales. Operating income from Clinique declined due to lower net sales.

Hair Care

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$—	$14
$ Change from prior-year period	(14)
% Change from prior-year period	(100)%

Reported hair care operating income decreased, primarily reflecting lower results from Aveda and Bumble and bumble primarily due to the decreases in net sales.

Geographic Regions

The Americas

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$175	$234
$ Change from prior-year period	(59)
% Change from prior-year period	(25)%

Reported operating income in The Americas decreased, primarily reflecting lower results in the United States of approximately $66 million, due to the decline in net sales. Partially offsetting this decrease were higher results from Latin America of approximately $13 million, primarily as a result of higher net sales.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$377	$257
$ Change from prior-year period	120
% Change from prior-year period	47%

In Europe, the Middle East & Africa, reported operating income increased, reflecting higher results from our travel retail business of approximately $109 million, primarily driven by the increase in net sales.

Asia/Pacific

	Three Months Ended
	September 30
($ in millions)	2019	2018
As Reported:
Operating income	$252	$208
$ Change from prior-year period	44
% Change from prior-year period	21%

Reported operating income increased in Asia/Pacific, primarily reflecting higher results in China, Japan and Korea of approximately $58 million, combined, driven by net sales growth. The net sales increase in China was partially offset by an increase in advertising and promotional activities to support digital advertising, social media and targeted expanded consumer reach. The growth in operating income was offset by lower results in Hong Kong caused by lower net sales, as previously noted.

INTEREST AND INVESTMENT INCOME

	Three Months Ended
	September 30
(In millions)	2019	2018
Interest expense	$32	$34
Interest income and investment income, net	$14	$15

Interest expense decreased as compared with the prior-year period, primarily due to lower average debt balances. Interest income and investment income, net decreased primarily due to the decrease in interest rates and lower cash and investment balances.

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

	Three Months Ended
	September 30
	2019	2018
Effective rate for income taxes	21.3%	20.7%
Basis-point change from prior year	60

THE ESTÉE LAUDER COMPANIES INC.

The effective rate for income taxes was 21.3% and 20.7% for the three months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate of 60 basis points was primarily attributable to a higher effective tax rate on our foreign operations partially offset by a higher benefit related to share-based compensation awards.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended
	September 30
($ in millions, except per share data)	2019	2018
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$595	$500
$ Change from prior-year period	95
% Change from prior-year period	19%
Diluted net earnings per common share	$1.61	$1.34
% Change from prior-year period	21%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, changes in fair value of contingent consideration, the Transition Tax, and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the Tax Cuts and Jobs Act (“TCJA”)	19%
(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.

The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Three Months Ended				% Change
	September 30			%	in Constant
($ in millions, except per share data)	2019	2018	Variance	Change	Currency
Net sales, as reported	$3,895	$3,524	$371	11%	12%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$3,895	$3,524	$371	11%	12%

Operating income, as reported	$779	$652	$127	19%	20%
Charges associated with restructuring and other activities	25	47	(22)
Changes in fair value of contingent consideration	—	(11)	11
Operating income, as adjusted	$804	$688	$116	17%	17%
Diluted net earnings per common share, as reported	$1.61	$1.34	$.27	21%	22%
Charges associated with restructuring and other activities	.06	.10	(.04)
Changes in fair value of contingent consideration	—	(.02)	.02
Transition Tax resulting from the TCJA	—	(.03)	.03
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	—	.02	(.02)
Diluted net earnings per common share, as adjusted	$1.67	$1.41	$.26	19%	20%

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

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
							%
	Three months	Three months		Impact of		%	Change,
	ended	ended		foreign	Variance,	Change,	in
	September 30,	September 30,		currency	in constant	as	constant
($ in millions)	2019	2018	Variance	translation	currency	reported	currency
By Product Category:
Skin Care	$1,842	$1,486	$356	$16	$372	24%	25%
Makeup	1,443	1,406	37	16	53	3	4
Fragrance	462	472	(10)	7	(3)	(2)	(1)
Hair Care	136	143	(7)	1	(6)	(5)	(4)
Other	12	17	(5)	—	(5)	(29)	(29)
	3,895	3,524	371	40	411	11	12
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,895	$3,524	$371	$40	$411	11%	12%

By Region:
The Americas	$1,160	$1,236	$(76)	$(4)	$(80)	(6)%	(6)%
Europe, the Middle East & Africa	1,677	1,433	244	24	268	17	19
Asia/Pacific	1,058	855	203	20	223	24	26
	3,895	3,524	371	40	411	11	12
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,895	$3,524	$371	$40	$411	11%	12%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2019, we had cash and cash equivalents of $2,259 million compared with $2,987 million at June 30, 2019. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.

The TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion related to certain foreign earnings, and we continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. Our cash and cash equivalents balance at September 30, 2019 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 24, 2019, our commercial paper is rated A-1 by Standard & Poor’s and P-1 by Moody’s, and our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

Debt

At September 30, 2019, our outstanding borrowings were as follows:

	Long-term	Current
($ in millions)	Debt	Debt	Total Debt
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (1), (10)	$494	$—	$494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (2), (10)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (3), (10)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (4), (10)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (5)	197	—	197
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (6), (10)	498	—	498
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (7), (10)	253	—	253
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (8), (10)	448	—	448
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (9), (10)	—	500	500
Other borrowings	9	20	29
	$2,895	$520	$3,415
(1)	Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(2)	Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $5 million.
(3)	Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(4)	Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(5)	Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(6)	Consists of $500 million principal and debt issuance costs of $2 million.
(7)	Consists of $250 million principal, a $4 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.
(8)	Consists of $450 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.
(9)	Consists of $500 million principal
(10)	The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 43% and 44 % at September 30, 2019 and June 30, 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Cash Flows

	Three Months Ended
	September 30
(In millions)	2019	2018
Net cash used for operating activities	$(170)	$(119)
Net cash provided by (used for) investing activities	$(128)	$31
Net cash used for financing activities	$(416)	$(642)

The change in net cash used for operating activities reflected an unfavorable net change in working capital, primarily accounts payable due to the timing and level of payments, partially offset by higher net earnings.

The change in net cash flows from investing activities primarily reflected lower proceeds from the sale of investments due to the prior-year liquidation of our foreign subsidiary that owned our available-for-sale securities.

The change in net cash flows from financing activities primarily reflected lower treasury stock purchases.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2019, see Notes to Consolidated Financial Statements, Note 12 — Equity.

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

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net increase (decrease) in the fair value of our portfolio of approximately $(141) million and $48 million as of September 30, 2019 and June 30, 2019, respectively. This potential change does not consider our underlying foreign currency exposures.

THE ESTÉE LAUDER COMPANIES INC.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase (decrease) by approximately $33 million and $(16) million as of September 30, 2019 and June 30, 2019, respectively.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets and income taxes. Since June 30, 2019, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements, see Notes to Consolidated Financial Statements, Note 1 — Summary of Significant Accounting Policies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders, which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may address our expectations regarding sales, earnings or other future financial performance and liquidity, other performance measures, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  These statements may contain words like “expect,” “will,” “will likely result,” “would,” “believe,” “estimate,” “planned,” “plans,” “intends,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “projected,” “forecast,” and “forecasted” or similar expressions.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

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

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of the Company’s review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As of the beginning of fiscal 2020, we adopted FASB Accounting Standards Codification Topic 842 – Leases. We implemented lease accounting software to facilitate the calculations of the accounting entries and disclosures in accordance with the standard and implemented new business processes and internal controls related to the recognition, measurement and disclosure of our leases under the standard, none of which materially affected our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average Price	as Part of Publicly	that May Yet Be
	of Shares	Paid Per	Announced	Purchased Under
Period	Purchased(1)	Share	Program	the Program(2)
July 2019	126,230	$182.74	126,230	38,616,620
August 2019	508,491	182.08	508,491	38,108,129
September 2019	1,002,411	196.71	820,000	37,288,129
	1,637,132	191.09	1,454,721
(1)	Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)	The Board of Directors last authorized an increase to the share repurchase program by 40.0 million shares on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to September 30, 2019 and as of October 24, 2019, we purchased approximately 1.0 million additional shares of our Class A Common Stock for $195 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
10.1	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (SEC File No. 1-14064).†
10.2

Form of Stock Option Agreement for Annual Stock Options under The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

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
101.1

The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 is formatted in iXBRL

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: October 31, 2019	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)