Form 10-Q
period 2019-12-31
ESTEE LAUDER COMPANIES INC
filed 2020-02-06
CIK 1001250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Large accelerated filer ⌧	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

At January 30, 2020, 222,319,332 shares of the registrant’s Class A Common Stock, $.01 par value, and 137,220,914 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions, except per share data)	2019	2018	2019	2018

Net sales	$4,624	$4,005	$8,519	$7,529
Cost of sales	1,041	910	1,949	1,733

Gross profit	3,583	3,095	6,570	5,796

Operating expenses
Selling, general and administrative	2,538	2,257	4,723	4,265
Restructuring and other charges	7	29	30	70
Goodwill impairment	511	20	511	20
Impairment of other intangible assets	266	18	266	18
Total operating expenses	3,322	2,324	5,530	4,373

Operating income	261	771	1,040	1,423

Interest expense	38	35	70	69
Interest income and investment income, net	13	12	27	27
Other components of net periodic benefit cost	1	—	2	—
Other income	576	—	576	—
Earnings before income taxes	811	748	1,571	1,381

Provision for income taxes	250	171	412	302
Net earnings	561	577	1,159	1,079

Net earnings attributable to noncontrolling interests	(4)	(4)	(7)	(6)
Net earnings attributable to The Estée Lauder Companies Inc.	$557	$573	$1,152	$1,073

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.55	$1.58	$3.19	$2.94
Diluted	$1.52	$1.55	$3.13	$2.88

Weighted-average common shares outstanding
Basic	360.2	363.3	360.8	365.1
Diluted	366.7	369.9	367.7	372.1

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions)	2019	2018	2019	2018

Net earnings	$561	$577	$1,159	$1,079

Other comprehensive income (loss):
Net unrealized investment gain	—	3	—	5
Net cash flow hedge gain (loss)	(22)	9	(24)	9
Amounts included in net periodic benefit cost	5	4	10	7
Translation adjustments	64	(38)	(6)	(15)
Benefit (provision) for deferred income taxes on components of other comprehensive income	10	—	13	(3)
Total other comprehensive income (loss)	57	(22)	(7)	3
Comprehensive income	618	555	1,152	1,082

Comprehensive income attributable to noncontrolling interests:
Net earnings	(4)	(4)	(7)	(6)
Translation adjustments	1	1	1	1
	(3)	(3)	(6)	(5)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$615	$552	$1,146	$1,077

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31	June 30
(In millions, except share data)	2019	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,596	$2,987
Accounts receivable, net	2,225	1,831
Inventory and promotional merchandise	2,058	2,006
Prepaid expenses and other current assets	469	388
Total current assets	8,348	7,212

Property, plant and equipment, net	2,086	2,068

Other assets
Operating lease right-of-use assets	2,517	—
Goodwill	1,920	1,868
Other intangible assets, net	2,342	1,203
Other assets	724	805
Total other assets	7,503	3,876
Total assets	$17,937	$13,156

LIABILITIES AND EQUITY
Current liabilities
Current debt	$522	$516
Accounts payable	1,137	1,490
Operating lease liabilities	369	—
Other accrued liabilities	2,925	2,599
Total current liabilities	4,953	4,605

Noncurrent liabilities
Long-term debt	4,662	2,896
Long-term operating lease liabilities	2,318	—
Other noncurrent liabilities	1,403	1,244
Total noncurrent liabilities	8,383	4,140

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2019 and June 30, 2019; shares issued: 448,452,843 at December 31, 2019 and 443,685,124 at June 30, 2019; Class B shares authorized: 304,000,000 at December 31, 2019 and June 30, 2019; shares issued and outstanding: 137,220,914 at December 31, 2019 and 139,537,814 at June 30, 2019	6	6
Paid-in capital	4,615	4,403
Retained earnings	10,775	9,984
Accumulated other comprehensive loss	(569)	(563)
	14,827	13,830
Less: Treasury stock, at cost; 226,278,070 Class A shares at December 31, 2019 and 222,120,630 Class A shares at June 30, 2019	(10,253)	(9,444)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,574	4,386
Noncontrolling interests	27	25
Total equity	4,601	4,411
Total liabilities and equity	$17,937	$13,156

See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31
(In millions)	2019	2018

Cash flows from operating activities
Net earnings	$1,159	$1,079
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	287	269
Deferred income taxes	7	(46)
Non-cash stock-based compensation	139	131
Net loss on disposal of property, plant and equipment	5	5
Pension and post-retirement benefit expense	41	35
Pension and post-retirement benefit contributions	(33)	(12)
Goodwill and other intangible asset impairments	777	38
Changes in fair value of contingent consideration	(7)	(9)
Gain on previously held equity method investment	(553)	—
Other non-cash items	(10)	(13)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(347)	(343)
Decrease (increase) in inventory and promotional merchandise	31	(21)
Increase in other assets, net	(120)	(53)
Decrease in accounts payable	(375)	(174)
Increase in other accrued and noncurrent liabilities	252	387
Increase in operating lease assets and liabilities, net	2	—
Net cash flows provided by operating activities	1,255	1,273

Cash flows from investing activities
Capital expenditures	(291)	(292)
Payments for acquired businesses, net of cash acquired	(1,040)	—
Proceeds from the disposition of investments	—	271
Purchases of investments	(5)	(14)
Settlement of net investment hedges	(14)	—
Net cash flows used for investing activities	(1,350)	(35)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	8	(169)
Proceeds from issuance of long-term debt, net	1,783	—
Debt issuance costs	(14)	—
Repayments and redemptions of long-term debt	(8)	—
Net proceeds from stock-based compensation transactions	71	59
Payments to acquire treasury stock	(813)	(1,126)
Payments of contingent consideration	(3)	—
Dividends paid to stockholders	(330)	(297)
Payments to noncontrolling interest holders for dividends	(7)	(3)
Net cash flows provided by (used for) financing activities	687	(1,536)

Effect of exchange rate changes on Cash and cash equivalents	17	(7)
Net increase (decrease) in Cash and cash equivalents	609	(305)
Cash and cash equivalents at beginning of period	2,987	2,181
Cash and cash equivalents at end of period	$3,596	$1,876

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $75 million and $(34) million, net of tax, during the three months ended December 31, 2019 and 2018, respectively, and $3 million and $(13) million, net of tax, during the six months ended December 31, 2019 and 2018, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. Beginning in the first quarter of fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 7 - Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $27 million and $(7) million during the three months ended December 31, 2019 and 2018, respectively, and $24 million and $(21) million during the six months ended December 31, 2019 and 2018, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of:

	December 31	June 30
(In millions)	2019	2019
Raw materials	$519	$541
Work in process	237	268
Finished goods	1,101	981
Promotional merchandise	201	216
	$2,058	$2,006

Property, Plant and Equipment

	December 31	June 30
(In millions)	2019	2019
Assets (Useful Life)
Land	$29	$29
Buildings and improvements (10 to 40 years)	367	337
Machinery and equipment (3 to 10 years)	836	811
Computer hardware and software (4 to 10 years)	1,308	1,264
Furniture and fixtures (5 to 10 years)	117	116
Leasehold improvements	2,385	2,274
	5,042	4,831
Less accumulated depreciation and amortization	(2,956)	(2,763)
	$2,086	$2,068

The cost of assets related to projects in progress of $503 million and $474 million as of December 31, 2019 and June 30, 2019, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $127 million and $121 million during the three months ended December 31, 2019 and 2018, respectively, and $252 million and $237 million during the six months ended December 31, 2019 and 2018, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Income Taxes

The effective rate for income taxes was 30.8% and 22.9% for the three months ended December 31, 2019 and 2018, respectively, and 26.2% and 21.9% for the six months ended December 31, 2019 and 2018, respectively. The increase in the effective tax rate in both periods was primarily attributable to the impact of nondeductible goodwill impairment charges associated with the Company's Too Faced, BECCA and Smashbox reporting units and to a higher effective tax rate on the Company's foreign operations.

As of December 31, 2019 and June 30, 2019, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $67 million. The total amount of unrecognized tax benefits at December 31, 2019 that, if recognized, would affect the effective tax rate was $50 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2019 in the accompanying consolidated statements of earnings was $1 million and $2 million, respectively. At December 31, 2019 and June 30, 2019, the total gross accrued interest and penalties in the accompanying consolidated balance sheets was $12 million. On the basis of the information available as of December 31, 2019, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31	June 30
(In millions)	2019	2019
Advertising, merchandising and sampling	$416	$352
Employee compensation	437	574
Deferred revenue	378	314
Payroll and other taxes	325	221
Accrued general and administrative expenses	256	195
Other	1,113	943
	$2,925	$2,599

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

Impact on consolidated financial statements - On July 1, 2019, the Company adopted ASC 842, see Note 4 - Leases for further discussion.

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

In November 2019, the FASB issued authoritative guidance (Accounting Standards Update (“ASU”) 2019-11 - Codification Improvements to Topic 326, Financial Instruments – Credit Losses) that amends ASC Topic 326 to clarify, improve and amend certain aspects of this guidance, such as disclosures related to accrued interest receivables and the estimation of credit losses associated with financial assets secured by collateral.

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

Effective for the Company – Fiscal 2021 first quarter, with early adoption permitted in any interim period. This guidance can be adopted either retrospectively, or prospectively to all implementation costs incurred after the date of adoption.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance to its business systems that operate on cloud technology. While the Company’s evaluation is ongoing, the adoption of this standard is not expected to have a material impact on its consolidated financial statements.

Income Taxes (ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes)

In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas.

Effective for the Company – Fiscal 2022 first quarter, with early adoption permitted in any interim period. If adopted early, the Company must adopt all the amendments in the same period. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change.

Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance and believes that it has transactions that may fall under the scope.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 –ACQUISITION OF BUSINESS

On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. This acquisition is expected to further strengthen the Company’s leadership position in skin care and expand its consumer reach in Asia/Pacific, North America, the United Kingdom and travel retail. We originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment of $553 million is included in Other income in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. The accounting for the Have & Be business combination is provisional pending finalization of the Have & Be calendar 2019 audited financial statements, working capital adjustments, and allocation of the total consideration transferred.

The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, the Company transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, the Company recognized a foreign currency gain of $23 million, which is also included in Other income in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a preliminary allocation of the total consideration transferred, which includes the cash paid at closing and the fair value of its previously held equity method investment, to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The preliminary allocation of the total consideration transferred has been recorded as follows:

(In millions, unaudited)
Cash	$228
Accounts receivable	48
Inventory	83
Other current assets	5
Property, plant and equipment	3
Right-of-use assets	3
Intangible assets	1,427
Goodwill	556
Other long-term assets	3
Total assets acquired	2,356

Accounts payable	27
Other accrued liabilities	22
Deferred income taxes	352
Lease liability	1
Total liabilities assumed	402
Total consideration transferred	$1,954

The results of operations of Have & Be will be reported in future periods on a one-month lag to facilitate consolidated reporting. Accordingly, operating income for the three and six months ended December 31, 2019 does not include the results of operations of Have & Be since the date of acquisition, which were not material. Acquisition-related costs, which primarily include financial advisory, accounting and legal fees, in the amount of $6 million are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019. Pro forma results of operations reflecting the acquisition of Have & Be are not presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 2 – Acquisition of Business, in December 2019, the Company acquired Have & Be, which included the addition of goodwill of $556 million, amortizable intangible assets (customer lists) of $842 million with amortization periods of 7.5 years to 17.5 years, and non-amortizable intangible assets (trademarks) of $585 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with additional share in the skin care category, as well as the value associated with assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition is not expected to be deductible for tax purposes. These amounts are provisional pending finalization of the Have & Be calendar 2019 audited financial statements, working capital adjustments, and allocation of the total consideration transferred.

During the six months ended December 31, 2019, the Company recognized $7 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intangible assets acquired in connection with the acquisition of Have & Be are classified as level 3 in the fair value hierarchy. The estimate of the fair values of the acquired amortizable intangible assets were determined using a multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods. Fair value was determined under this approach by estimating future cash flows over multiple periods, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The estimate of the fair values of the acquired intangible assets not subject to amortization were determined using an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2019
Goodwill	$185	$1,199	$254	$390	$2,028
Accumulated impairments	(36)	(68)	(22)	(34)	(160)
	149	1,131	232	356	1,868

Goodwill acquired during the period	556	7	—	—	563
Impairment charges	—	(511)	—	—	(511)
Translation adjustments, goodwill	(1)	—	—	—	(1)
Translation adjustments, accumulated impairments	1	—	—	—	1
	556	(504)	—	—	52

Balance as of December 31, 2019
Goodwill	740	1,206	254	390	2,590
Accumulated impairments	(35)	(579)	(22)	(34)	(670)
	$705	$627	$232	$356	$1,920

Other intangible assets consist of the following:

	December 31, 2019			June 30, 2019
	Gross		Total Net	Gross		Total Net
	Carrying	Accumulated	Book	Carrying	Accumulated	Book
(In millions)	Value	Amortization	Value	Value	Amortization	Value
Amortizable intangible assets:
Customer lists and other	$1,524	$389	$1,135	$684	$369	$315
License agreements	43	43	—	43	43	—
	$1,567	$432	1,135	$727	$412	315
Non-amortizable intangible assets:
Trademarks			1,207			888
Total intangible assets			$2,342			$1,203

The aggregate amortization expense related to amortizable intangible assets was $11 million and $12 million for the three months ended December 31, 2019 and 2018, respectively, and was $22 million and $25 million for the six months ended December 31, 2019 and 2018, respectively. The estimated aggregate amortization expense for the remainder of fiscal 2020 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2020	2021	2022	2023	2024
Estimated aggregate amortization expense	$53	$104	$103	$103	$101

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment Testing During the Six Months Ended December 31, 2019

During December 2019, given the continuing declines in prestige makeup, generally in North America, and the ongoing competitive activity, the Company’s Too Faced, BECCA and Smashbox reporting units made revisions to their internal forecasts concurrent with the Company's brand strategy review process. The Company concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of December 31, 2019. The Company concluded that the carrying amounts of the long-lived assets were recoverable. The Company also concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. After adjusting the carrying value of the trademarks, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. A summary of the impairment charges for the three and six months ended December 31, 2019 and the remaining trademark and goodwill carrying values as of December 31, 2019, for each reporting unit, are as follows:

(In millions)	Impairment Charge		Carrying Value
Reporting Unit:	Trademark	Goodwill	Trademark	Goodwill
Too Faced	$211	$430	$314	$175
BECCA	33	35	65	63
Smashbox	22	46	33	26
Total	$266	$511	$412	$264

The impairment charges were reflected in the makeup product category and in The Americas region.

Impairment Testing During the Six Months Ended December 31, 2018

During December 2018, the Company’s Smashbox reporting unit made revisions to its internal forecasts reflecting a slowdown of its makeup business driven by increased competitive activity and lower than expected growth in key retail channels for the brand. The Company concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill. Accordingly, the Company performed an interim impairment test as of December 31, 2018. The Company concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows. As a result, the Company recognized an impairment charge of $18 million for the trademark. After adjusting the carrying value of the trademark, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $20 million. The Company compared the fair value of the Smashbox reporting unit with its carrying amount to calculate the impairment charge. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. These impairment charges were reflected in the makeup product category and in The Americas region.

NOTE 4 - LEASES

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adoption of this standard impacted the Company's consolidated balance sheet due to the recognition of right-of-use ("ROU") assets and associated lease liabilities related to operating leases as compared to the previous accounting. The accounting for finance leases under ASC 842 is consistent with the prior accounting for capital leases. The impact of the adoption of this standard on the Company's consolidated statements of earnings and consolidated statement of cash flows was not material.

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

Upon the adoption of ASC 842, the Company made the following accounting policy elections:

●	Certain of the Company’s contracts contain lease components as well as non-lease components, such as an agreement to purchase services. Unless an accounting policy is elected to the contrary, the contract consideration must be allocated to the separate lease and non-lease components in accordance with ASC 842. For purposes of allocating contract consideration, the Company elected not to separate the lease components from non-lease components for all asset classes. This was applied to all existing leases as of July 1, 2019 and will be applied to new leases on an ongoing basis.
●	The Company elected not to apply the measurement and recognition requirements of ASC 842 to short-term leases (i.e. leases with a term of 12 months or less). Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.
●	For certain leases relating to automobiles, information technology equipment and office equipment, the Company elected to apply the guidance of ASC 842 utilizing a portfolio approach. Under this approach, the Company combined and accounted for leases (as a portfolio) with similar characteristics (e.g., lease term, discount rates, etc.) as a single lease, provided its application is not materially different when compared to the application at the individual lease level.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company's manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 51 years. Some of the Company's lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 34 years.

A summary of total lease costs and other information for the periods relating to the Company's finance and operating leases is as follows:

	Three Months Ended	Six Months Ended
(In millions)	December 31, 2019	December 31, 2019
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$3	$6
Interest on lease liabilities	—	—
Operating lease cost	115	233
Short-term lease cost	9	15
Variable lease cost	49	92
Total	$176	$346
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$242
Financing cash flows from finance leases		$8
Right-of-use assets obtained in exchange for new operating lease liabilities		$110
Weighted-average remaining lease term – finance leases		2	years
Weighted-average remaining lease term – operating leases		11	years
Weighted-average discount rate – finance leases		2.7%
Weighted-average discount rate – operating leases		2.5%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for the remainder of fiscal 2020 and for each of the next four fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$219	$6
Fiscal 2021	393	7
Fiscal 2022	347	3
Fiscal 2023	310	1
Fiscal 2024	286	—
Thereafter	1,559	—
Total future minimum lease payments	3,114	17
Less imputed interest	(427)	—
Total	$2,687	$17

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	December 31, 2019
(In millions)	Operating Leases	Finance Leases
Total current liabilities	$369	$10
Total noncurrent liabilities	2,318	7
Total	$2,687	$17

The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheet as of December 31, 2019.

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

As of December 31, 2019, the Company has additional operating lease obligations, relating primarily to facilities to support the Company’s manufacturing, research and development and distribution operations, as well as corporate offices, that have not yet commenced of $108 million. These leases will commence between fiscal 2020 and fiscal 2030 with lease terms of 1 year to 59 years.

NOTE 5 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

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

Sales
	Returns		Operating Expenses
	(included in		Restructuring	Other
(In millions)	Net Sales)	Cost of Sales	Charges	Charges	Total
Total Charges Approved
Cumulative through December 31, 2019	$14	$88	$507	$358	$967

	Employee-	Asset-
	Related	Related	Contract	Other Exit
(In millions)	Costs	Costs	Terminations	Costs	Total
Restructuring Charges Approved
Cumulative through December 31, 2019	$461	$7	$25	$14	$507

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales
	Returns		Operating Expenses
	(included in		Restructuring	Other
(In millions)	Net Sales)	Cost of Sales	Charges	Charges	Total
Total Charges
Cumulative through June 30, 2019	$14	$55	$457	$265	$791
Six months ended December 31, 2019	—	8	1	29	38
Cumulative through December 31, 2019	$14	$63	$458	$294	$829

	Employee-	Asset-
	Related	Related	Contract	Other Exit
(In millions)	Costs	Costs	Terminations	Costs	Total
Restructuring Charges
Cumulative through June 30, 2019	$445	$4	$3	$5	$457
Six months ended December 31, 2019	—	—	—	1	1
Cumulative through December 31, 2019	$445	$4	$3	$6	$458

Changes in accrued restructuring charges for the six months ended December 31, 2019 were:

	Employee-	Asset-
	Related	Related	Contract	Other Exit
(In millions)	Costs	Costs	Terminations	Costs	Total
Balance at June 30, 2019	$202	$—	$—	$1	$203
Charges	—	—	—	1	1
Cash payments	(52)	—	—	(2)	(54)
Balance at December 31, 2019	$150	$—	$—	$—	$150

Accrued restructuring charges at December 31, 2019 are expected to result in cash expenditures funded from cash provided by operations of approximately $63 million, $62 million, $20 million and $5 million for the remainder of fiscal 2020 and for fiscal 2021, 2022 and 2023, respectively.

Additional information about LBF is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 6 – DEBT

In November 2019, the Company completed a public offering of $500 million aggregate principal amount of its 2.000% Senior Notes due December 1, 2024 (the “2024 Senior Notes”), $650 million aggregate principal amount of its 2.375% Senior Notes due December 1, 2029 (the “2029 Senior Notes”) and $650 million aggregate principal amount of its 3.125% Senior Notes due December 1, 2049 (the “2049 Senior Notes”). The Company used proceeds from this offering for general corporate purposes, including to fund the acquisition of Have & Be, and intends to use a portion of the proceeds to refinance its $500 million aggregate principal amount of 1.80% Senior Notes due February 7, 2020 when they become due.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These recently issued notes are summarized as follows:

				Unamortized	Debt	Semi-annual
				Debt	Issuance	interest
Notes	Issue Date	Price	Yield	Discount	Costs	payments
($ in millions)

2024 Senior Notes	November 2019	99.421%	2.122%	$3	$3	June 1/December 1
2029 Senior Notes (1)	November 2019	99.046	2.483	6	4	June 1/December 1
2049 Senior Notes	November 2019	98.769	3.189	8	7	June 1/December 1
(1)	In April and May 2019, in anticipation of the issuance of the 2029 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $500 million at a weighted-average all-in rate of 2.50%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $33 million that is being amortized to interest expense over the life of the 2029 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2029 Senior Notes will be 3.15% over the life of the debt.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. During the first quarter of fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company's investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company's investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments are not material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
	Balance Sheet	December 31	June 30	Balance Sheet	December 31	June 30
(In millions)	Location	2019	2019	Location	2019	2019
Derivatives Designated as Hedging Instruments
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$16	$23	Other accrued liabilities	$9	$4
Net investment hedges	Prepaid expenses and other current assets	—	—	Other accrued liabilities	19	—
Interest rate-related derivatives	Prepaid expenses and other current assets	3	3	Other accrued liabilities	1	26

Total Derivatives Designated as Hedging Instruments		19	26		29	30

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	31	4	Other accrued liabilities	3	2

Total Derivatives		$50	$30		$32	$32
(1)	See Note 8 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified from AOCI into
	Derivatives		Location of Gain or	Earnings(1)
	Three Months Ended		(Loss) Reclassified	Three Months Ended
	December 31		from AOCI into	December 31
(In millions)	2019	2018	Earnings	2019	2018
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(21)	$13	Net sales	$6	$4
Interest rate-related derivatives	5	—	Interest expense	—	—
	(16)	13	Total derivatives	$6	$4
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(37)	—
Total derivatives	$(53)	$13
(1)	The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)	During the three months ended December 31, 2019, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $13 million.
(3)	Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Recognized in OCI on			Reclassified from AOCI into
	Derivatives		Location of Gain or	Earnings(1)
	Six Months Ended		(Loss) Reclassified	Six Months Ended
	December 31		from AOCI into	December 31
(In millions)	2019	2018	Earnings	2019	2018
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$4	$16	Net sales	$19	$7
Interest rate-related derivatives	(9)	—	Interest expense	—	—
	(5)	16	Total derivatives	$19	$7
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(34)	—
Total derivatives	$(39)	$16
(1)	The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)	During the six months ended December 31, 2019, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $25 million.
(3)	Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on
		Derivatives (1)
	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
	Recognized in Earnings on	December 31		December 31
(In millions)	Derivatives	2019	2018	2019	2018
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(1)	$11	$1	$9
(1)	Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
		Cumulative Amount of Fair
		Value Hedging Gain/(Loss)
Line Item in the Consolidated Balance Sheets in	Carrying Amount of the	Included in the Carrying Amount
Which the Hedged Item is Included	Hedged Liabilities	of the Hedged Liability
	December 31, 2019	December 31, 2019
Current debt	$250	$—
Long-term debt	701	2
Total debt	$951	$2

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31
	2019		2018
		Interest		Interest
(In millions)	Net Sales	expense	Net Sales	expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,624	$38	$4,005	$35

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	(1)	Not applicable	11
Derivatives designated as hedging instruments	Not applicable	1	Not applicable	(11)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	6	Not applicable	4	Not applicable

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31
	2019		2018
(In millions)	Net Sales	Interest expense	Net Sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$8,519	$70	$7,529	$69

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	1	Not applicable	9
Derivatives designated as hedging instruments	Not applicable	(1)	Not applicable	(9)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	19	Not applicable	7	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss)
		Recognized in Earnings on
		Derivatives
	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
	Recognized in Earnings on	December 31		December 31
(In millions)	Derivatives	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$30	$(12)	$3	$10

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of December 2021. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At December 31, 2019, the Company had outstanding foreign currency forward contracts with a notional amount totaling $5,087 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of December 31, 2019, the Company’s foreign currency cash flow hedges were highly effective.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2019 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $6 million. The accumulated net gain on derivative instruments in AOCI was $5 million and $29 million as of December 31, 2019 and June 30, 2019, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company's consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company's net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of January 2020. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2019, the Company had net investment hedges outstanding with a notional amount totaling $1,738 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $50 million at December 31, 2019. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$47	$—	$47
Interest rate-related derivatives	—	3	—	3
Total	$—	$50	$—	$50

Liabilities:
Foreign currency forward contracts	$—	$31	$—	$31
Interest rate-related derivatives	—	1	—	1
Contingent consideration	—	—	29	29
Total	$—	$32	$29	$61

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$27	$—	$27
Interest rate-related derivatives	—	3	—	3
Total	$—	$30	$—	$30

Liabilities:
Foreign currency forward contracts	$—	$6	$—	$6
Interest rate-related derivatives	—	26	—	26
Contingent consideration	—	—	36	36
Total	$—	$32	$36	$68

The estimated fair values of the Company’s financial instruments are as follows:

	December 31		June 30
	2019		2019
	Carrying	Fair	Carrying	Fair
(In millions)	Amount	Value	Amount	Value
Nonderivatives
Cash and cash equivalents	$3,596	$3,596	$2,987	$2,987
Current and long-term debt	5,184	5,696	3,412	3,706
Additional purchase price payable	—	—	3	3
Contingent consideration	29	29	36	36

Derivatives
Foreign currency forward contracts – asset (liability), net	16	16	21	21
Interest rate-related derivatives – asset (liability), net	2	2	(23)	(23)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s impairment charges for the three and six months ended December 31, 2019 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

		Date of Fair Value
(In millions)	Impairment charges	Measurement	Fair Value(1)
Goodwill	$511	December 31, 2019	$264
Other intangible assets, net (trademark)	266	December 31, 2019	412
Total	$777		$676
(1)	See Note 3 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

The following table presents the Company’s impairment charges for the three and six months ended December 31, 2018 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

		Date of Fair Value
(In millions)	Impairment charges	Measurement	Fair Value(1)
Goodwill	$20	December 31, 2018	$120
Other intangible assets, net (trademark)	18	December 31, 2018	59
Total	$38		$179
(1)	See Note 3 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At December 31, 2019, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for the six months ended December 31, 2019 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2019	$36
Changes in fair value	(7)
Contingent consideration at December 31, 2019	$29

NOTE 9 – REVENUE RECOGNITION

The Company's revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $35 million and $32 million as of December 31, 2019 and June 30, 2019, respectively. The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends. Payment terms are short-term in nature and are generally less than one year.

Deferred Revenue

Significant changes in deferred revenue during the period are as follows:

(In millions)	December 31, 2019
Balance at June 30, 2019	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(243)
Revenue deferred during the period	307
Balance at December 31, 2019	$425

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2019, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $378 million.

NOTE 10 – PENSION AND POST-RETIREMENT BENEFIT PLANS

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

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended December 31, 2019 and 2018 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2019	2018	2019	2018	2019	2018
Service cost	$10	$9	$9	$7	$1	$—
Interest cost	9	9	2	3	1	2
Expected return on plan assets	(13)	(13)	(4)	(4)	—	—
Amortization of:
Actuarial loss	3	2	2	2	—	—
Net periodic benefit cost	$9	$7	$9	$8	$2	$2

The components of net periodic benefit cost for the six months ended December 31, 2019 and 2018 consisted of the following:

					Other than
	Pension Plans				Pension Plans
	U.S.		International		Post-retirement
(In millions)	2019	2018	2019	2018	2019	2018
Service cost	$20	$18	$18	$15	$2	$1
Interest cost	17	18	5	6	3	4
Expected return on plan assets	(26)	(26)	(7)	(7)	(1)	(1)
Amortization of:
Actuarial loss	7	5	3	2	—	—
Net periodic benefit cost	$18	$15	$19	$16	$4	$4

During the six months ended December 31, 2019, the Company made contributions to its U.S. qualified defined benefit pension plan and international pension plans totaling $20 million and $6 million, respectively.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

	December 31	June 30
(In millions)	2019	2019
Other assets	$123	$105
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(434)	(418)
Funded status	(338)	(340)
Accumulated other comprehensive loss	325	334
Net amount recognized	$(13)	$(6)

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONTINGENCIES

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

NOTE 12 – STOCK PROGRAMS

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions)	2019	2018	2019	2018
Compensation expense	$83	$73	$139	$131
Income tax benefit	$15	$13	$26	$25

Stock Options

During the six months ended December 31, 2019, the Company granted stock options in respect of approximately 1.3 million shares of Class A Common Stock with an exercise price per share of $199.24 and a weighted-average grant date fair value per share of $51.44. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2019 was $144 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 0.8 million shares of Class A Common Stock during the six months ended December 31, 2019 with a weighted-average grant date fair value per share of $199.26 that, at the time of grant, were scheduled to vest as follows: 0.3 million in fiscal 2021, 0.3 million in fiscal 2022 and 0.2 million in fiscal 2023. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Units

During the six months ended December 31, 2019, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $199.18, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2022, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2019, approximately 0.4 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2019.

NOTE 13 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions, except per share data)	2019	2018	2019	2018
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$557	$573	$1,152	$1,073

Denominator:
Weighted-average common shares outstanding – Basic	360.2	363.3	360.8	365.1
Effect of dilutive stock options	4.7	4.6	4.8	4.8
Effect of PSUs	0.3	0.3	0.2	0.3
Effect of RSUs	1.5	1.7	1.9	1.9
Weighted-average common shares outstanding – Diluted	366.7	369.9	367.7	372.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.55	$1.58	$3.19	$2.94
Diluted	$1.52	$1.55	$3.13	$2.88

As of December 31, 2019 and 2018, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.3 million shares and 1.6 million shares, respectively. As of December 31, 2019 and 2018, 1.1 million shares of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 12 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – EQUITY

Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions)	2019	2018	2019	2018
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	4,514	4,065	4,403	3,972
Common stock dividends	1	—	2	—
Stock-based compensation	100	97	210	190
Paid-in capital, end of the period	4,615	4,162	4,615	4,162

Retained earnings, beginning of the period	10,393	9,170	9,984	9,040
Common stock dividends	(175)	(157)	(332)	(298)
Net earnings attributable to The Estée Lauder Companies Inc.	557	573	1,152	1,073
Cumulative effect of adoption of new accounting standards	—	—	(29)	(229)
Retained earnings, end of the period	10,775	9,586	10,775	9,586

Accumulated other comprehensive loss, beginning of the period	(627)	(409)	(563)	(434)
Other comprehensive income (loss)	58	(21)	(6)	4
Accumulated other comprehensive loss, end of the period	(569)	(430)	(569)	(430)

Treasury stock, beginning of the period	(9,756)	(8,426)	(9,444)	(7,896)
Acquisition of treasury stock	(426)	(531)	(703)	(1,033)
Stock-based compensation	(71)	(61)	(106)	(89)
Treasury stock, end of the period	(10,253)	(9,018)	(10,253)	(9,018)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,574	4,306	4,574	4,306

Noncontrolling interests, beginning of the period	28	24	25	22
Net earnings attributable to noncontrolling interests	4	4	7	6
Distribution to noncontrolling interest holders	(4)	—	(4)	—
Other comprehensive income	(1)	(1)	(1)	(1)
Noncontrolling interests, end of the period	27	27	27	27

Total equity	$4,601	$4,333	$4,601	$4,333

Cash dividends declared per common share	$.48	$.43	$.91	$.81

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2019:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2019	August 30, 2019	September 16, 2019	$.43
October 30, 2019	November 29, 2019	December 16, 2019	$.48

On February 5, 2020, a dividend was declared in the amount of $.48 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 16, 2020 to stockholders of record at the close of business on February 28, 2020.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the six months ended December 31, 2019, the Company purchased approximately 4.3 million shares of its Class A Common Stock for $813 million.

During the six months ended December 31, 2019, approximately 2.3 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.

Accumulated Other Comprehensive Income (Loss)

The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2019:

		Amounts
	Net Cash	Included in Net
	Flow Hedge	Periodic Benefit		Translation
(In millions)	Gain (Loss)	Cost		Adjustments		Total
Balance at June 30, 2019	$21	$(253)		$(331)		$(563)
OCI before reclassifications	(4)	(1)	(1)	3	(2)	(2)
Amounts reclassified to Net earnings	(14)	8		2		(4)
Net current-period OCI	(18)	7		5		(6)
Balance at December 31, 2019	$3	$(246)		$(326)		$(569)
(1)	Consists of foreign currency translation losses.
(2)	See Note 7 - Derivative Financial Instruments for gains (losses) relating to net investment hedges.

The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2019 and 2018:

	Amount Reclassified from AOCI
	Three Months Ended		Six Months Ended		Affected Line Item in
	December 31		December 31		Consolidated
(In millions)	2019	2018	2019	2018	Statements of Earnings
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$6	$4	$19	$7	Net sales
Benefit (provision) for deferred taxes	(2)	(1)	(5)	(2)	Provision for income taxes
	$4	$3	$14	$5	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of actuarial loss	$(5)	$(4)	$(10)	$(7)	Earnings before income taxes (1)
Benefit for deferred taxes	1	1	2	2	Provision for income taxes
	$(4)	$(3)	$(8)	$(5)	Net earnings

Cumulative Translation Adjustments
Gain on previously held equity method investment	$4	$—	$4	$—	Other income
Loss on liquidation of an investment in a foreign subsidiary	—	—	(6)	—	Restructuring and other charges
	$4	$—	$(2)	$—	Net earnings
Total reclassification adjustments, net	$4	$—	$4	$—	Net earnings
(1)	See Note 10 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – STATEMENT OF CASH FLOWS

Supplemental cash flow information for the six months ended December 31, 2019 and 2018 is as follows:

(In millions)	2019	2018
Cash:
Cash paid during the period for interest	$63	$66
Cash paid during the period for income taxes	$314	$217

Non-cash investing and financing activities:
Capital lease, capitalized interest and asset retirement obligations incurred	$—	$8
Property, plant and equipment accrued but unpaid	$53	$35

NOTE 16 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, other income, and charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

During the fiscal 2020 first quarter, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of the Company’s travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa, by $210 million and $411 million for the three and six months ended December 31, 2018, respectively, to conform with the current year methodology and presentation.

The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. Other than the changes in total assets as a result of the acquisition discussed in Note 2 - Acquisition of Business, which impacted the Asia/Pacific region, and the goodwill and other intangible asset impairments discussed in Note 3 – Goodwill and Other Intangible Assets, which impacted The Americas region, there has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2019.

THE ESTÉE LAUDER COMPANIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions)	2019	2018	2019	2018
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,205	$1,732	$4,047	$3,218
Makeup	1,660	1,560	3,103	2,966
Fragrance	581	537	1,043	1,009
Hair Care	162	154	298	297
Other	16	22	28	39
Net sales	$4,624	$4,005	$8,519	$7,529

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$772	$565	$1,404	$1,031
Makeup	(611)	138	(507)	299
Fragrance	97	84	163	139
Hair Care	12	15	12	29
Other	4	4	6	7
	274	806	1,078	1,505
Reconciliation:
Charges associated with restructuring and other activities	(13)	(35)	(38)	(82)
Interest expense	(38)	(35)	(70)	(69)
Interest income and investment income, net	13	12	27	27
Other components of net periodic benefit cost	(1)	—	(2)	—
Other income	576	—	576	—
Earnings before income taxes	$811	$748	$1,571	$1,381

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,226	$1,218	$2,386	$2,454
Europe, the Middle East & Africa	2,079	1,767	3,756	3,200
Asia/Pacific	1,319	1,020	2,377	1,875
Net sales	$4,624	$4,005	$8,519	$7,529

Operating income (loss):
The Americas	$(529)	$149	$(354)	$383
Europe, the Middle East & Africa	505	418	882	675
Asia/Pacific	298	239	550	447
	274	806	1,078	1,505
Charges associated with restructuring and other activities	(13)	(35)	(38)	(82)
Operating income	$261	$771	$1,040	$1,423
(1)	The net sales and operating income from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and six months ended December 31, 2019 and 2018, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions)	2019	2018	2019	2018
NET SALES
By Product Category:
Skin Care	$2,205	$1,732	$4,047	$3,218
Makeup	1,660	1,560	3,103	2,966
Fragrance	581	537	1,043	1,009
Hair Care	162	154	298	297
Other	16	22	28	39
Net sales	$4,624	$4,005	$8,519	$7,529

By Region:
The Americas	$1,226	$1,218	$2,386	$2,454
Europe, the Middle East & Africa	2,079	1,767	3,756	3,200
Asia/Pacific	1,319	1,020	2,377	1,875
Net sales	$4,624	$4,005	$8,519	$7,529

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$772	$565	$1,404	$1,031
Makeup	(611)	138	(507)	299
Fragrance	97	84	163	139
Hair Care	12	15	12	29
Other	4	4	6	7
	274	806	1,078	1,505
Charges associated with restructuring and other activities	(13)	(35)	(38)	(82)
Operating income	$261	$771	$1,040	$1,423

By Region:
The Americas	$(529)	$149	$(354)	$383
Europe, the Middle East & Africa	505	418	882	675
Asia/Pacific	298	239	550	447
	274	806	1,078	1,505
Charges associated with restructuring and other activities	(13)	(35)	(38)	(82)
Operating income	$261	$771	$1,040	$1,423

THE ESTÉE LAUDER COMPANIES INC.

During the fiscal 2020 first quarter, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of our travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa by $210 million and $411 million for the three and six months ended December 31, 2018, respectively, to conform with the current year methodology and presentation.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.5	22.7	22.9	23.0
Gross profit	77.5	77.3	77.1	77.0

Operating expenses:
Selling, general and administrative	54.9	56.4	55.4	56.6
Restructuring and other charges	0.1	0.7	0.4	0.9
Goodwill impairment	11.0	0.5	6.0	0.3
Impairment of other intangible assets	5.8	0.4	3.1	0.2
Total operating expenses	71.8	58.0	64.9	58.1

Operating income	5.6	19.3	12.2	18.9
Interest expense	0.8	0.9	0.8	0.9
Interest income and investment income, net	0.3	0.3	0.3	0.4
Other components of net periodic benefit cost	—	—	—	—
Other income	12.5	—	6.8	—

Earnings before income taxes	17.5	18.7	18.4	18.3
Provision for income taxes	5.4	4.3	4.8	4.0

Net earnings	12.1	14.4	13.6	14.3
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	12.0%	14.3%	13.5%	14.3%

Not adjusted for differences caused by rounding

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

Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

During the second quarter of fiscal 2020, our global net sales momentum continued, fueled by our multiple engines of growth. Net sales grew across all regions and product categories. The 15% growth as compared to the prior-year period was led by our skin care product category and our Europe, the Middle East & Africa and Asia/Pacific regions. We continued to benefit from growth in global prestige skin care. The strong net sales growth in skin care reflected increases in every region, with contributions from Estée Lauder, La Mer, Origins and Clinique. We grew makeup category net sales in the quarter, led by M·A·C in Asia/Pacific, Estée Lauder and Bobbi Brown in Asia/Pacific and in our travel retail business and Tom Ford globally. This growth was partially offset by a decline in prestige makeup generally in North America, which impacted many of our brands.

Internationally, net sales grew in nearly every market, led by China and our travel retail business. The net sales growth for the period also reflected higher net sales from most developed markets across Europe, the Middle East & Africa as well as double-digit increases in Korea. In aggregate, emerging markets outside of China rose high single-digits. We believe that our success has been due, in part, to our sharp focus on key shopping events in the quarter (such as Singles’ Day and Christmas) as well as to our continued focus on strengthening consumer engagement by leveraging digital marketing and enhancing our social media strategies and execution, as we continue to pivot towards areas of prestige beauty where we see the greatest opportunities.

On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing. We originally acquired a minority interest in Have & Be in December 2015. This acquisition is expected to further strengthen our leadership position in skin care and expand our consumer reach in Asia/Pacific, North America, the United Kingdom and travel retail. The results of operations of Have & Be will be reported in future periods on a one-month lag to facilitate consolidated reporting. Accordingly, operating income for the three and six months ended December 31, 2019 does not include the results of operations of Have & Be since the date of acquisition, which were not material.

While our business is performing well overall, we continue to face strong competition globally and economic challenges in certain countries. We are cautious of the continued decline in retail traffic primarily related to certain brick-and-mortar stores in the United States and the United Kingdom. This is due to the impact of shifts in consumer preferences as to where and how they shop, as well as adverse macroeconomic conditions in the United Kingdom. Our business in Hong Kong continues to be challenged, as the ongoing situation there has negatively impacted traffic in downtown shops and the airport and also led to intermittent store closures. We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. We also continue to monitor the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s exit and transition from the European Union (i.e. “Brexit”) and continue developing our risk mitigation strategies to address such uncertainties. These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels. We are monitoring the potential impacts of the recent outbreak of the coronavirus on our global business. After experiencing continued strong momentum into January, we have seen a significant decline in air travel and consumer traffic in key shopping and tourist areas. Although it is difficult to anticipate the full impact of the coronavirus on our business, global travel retail, localities most affected by the virus outbreak and destination markets favored by tourists are expected to experience the greatest negative impact in the coming months followed by a gradual recovery later in the fiscal year. We are also cautious of foreign currency movements, including their impacts on tourism. Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; global health issues and global security issues.

THE ESTÉE LAUDER COMPANIES INC.

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

Leading Beauty Forward

Information about our multi-year initiative, Leading Beauty Forward, is described in Notes to Consolidated Financial Statements, Note 5 – Charges Associated with Restructuring and Other Activities and in the Overview on page 26 of our Annual Report on Form 10-K for the year ended June 30, 2019.

Goodwill and Other Intangible Asset Impairments

During December 2019, given the continuing declines in prestige makeup, generally in North America, and the ongoing competitive activity, our Too Faced, BECCA and Smashbox reporting units made revisions to their internal forecasts concurrent with our brand strategy review process. We concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of December 31, 2019. We concluded that the carrying amounts of the long-lived assets were recoverable. We also concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. After adjusting the carrying value of the trademarks, we completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. A summary of the impairment charges for the three and six months ended December 31, 2019 and the remaining trademark and goodwill carrying values as of December 31, 2019, for each reporting unit, are as follows:

(In millions)	Impairment Charge		Carrying Value
Reporting Unit:	Trademark	Goodwill	Trademark	Goodwill
Too Faced	$211	$430	$314	$175
BECCA	33	35	65	63
Smashbox	22	46	33	26
Total	$266	$511	$412	$264

The impairment charges were reflected in the makeup product category and in The Americas region.

The key assumptions used to determine the estimated fair value of the reporting units are primarily predicated on the success of future new product launches, the achievement of international distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which these reporting units operate, resulting changes in the key assumptions could have negative impacts on the estimated fair values of the reporting units and it is possible we could recognize additional impairment charges in the future.

THE ESTÉE LAUDER COMPANIES INC.

In addition, during December 2019, our GLAMGLOW reporting unit updated its projected operating results to reflect lower demand for its products, impacted by shifts in market trends and key customer performance in the core markets in which its products are sold and concurrent with our brand strategy review process. We concluded that these changes in circumstances in this reporting unit triggered the need for an interim impairment review of its trademark and goodwill. Based on the review, we concluded the fair value of the GLAMGLOW trademark exceeded its carrying value by approximately 12%. We completed an interim quantitative impairment test for goodwill and concluded the fair value of the GLAMGLOW goodwill exceeded its carrying value by approximately 5%. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. As of December 31, 2019, the carrying value of the GLAMGLOW trademark and goodwill was $63 million and $114 million, respectively. If this reporting unit is adversely affected by a softness in the retail environment for its products in the future, or if other business disruptions arise that cause a change to its long-term financial projections, there could be a negative effect on the fair value of the related trademark and goodwill, and it is possible we could recognize impairment charges in the future.

NET SALES

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$4,624	$4,005	$8,519	$7,529
$ Change from prior-year period	619		990
% Change from prior-year period	15%		13%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	16%		14%
(1)	See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three and six months ended December 31, 2019, reported net sales increased in all major product categories and grew predominantly in the Asia/Pacific and Europe, the Middle East & Africa geographic regions. Skin care net sales primarily benefited from higher sales of Estée Lauder, La Mer, Origins and Clinique products. The net sales increases from Estée Lauder and Tom Ford drove the increase in the makeup product category. Fragrance net sales primarily reflected higher net sales from Jo Malone London and Tom Ford. Each of our product categories benefited from targeted expanded consumer reach, new product offerings, and the continued success of certain hero franchises. Net sales increases in China and our travel retail business continued to drive growth internationally.

The total net sales increases were impacted by approximately $22 million and $62 million of unfavorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

Product Categories

Skin Care

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$2,205	$1,732	$4,047	$3,218
$ Change from prior-year period	473		829
% Change from prior-year period	27%		26%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	28%		27%
(1)	See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported skin care net sales increased in every region and reflected higher net sales from Estée Lauder, La Mer, Origins and Clinique, combined, of approximately $447 million and $805 million for the three and six months ended December 31, 2019, respectively. Net sales increased from Estée Lauder in both periods, led by our travel retail business and China, reflecting the continued success of existing product franchises, such as Advanced Night Repair, Perfectionist, Re-Nutriv, Revitalizing Supreme and Micro Essence, and new product launches, such as Advanced Night Repair Intense Reset Concentrate. The increase in net sales from La Mer in both periods reflected growth across all geographic regions, and benefited from existing products, such as The Treatment Lotion, and product relaunches, such as The Regenerating Serum, as well as targeted expanded consumer reach and stronger demand for holiday sets. Net sales from Origins in both periods reflected higher net sales of treatment lotions and moisturizers and, for the three months ended December 31, 2019, also reflected growth in all regions. The continued success of certain hero franchises, as well as strength from moisturizers and anti-aging products, contributed to the increase in net sales from Clinique in both periods.

The skin care net sales increases were impacted by approximately $10 million and $26 million of unfavorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

Makeup

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,660	$1,560	$3,103	$2,966
$ Change from prior-year period	100		137
% Change from prior-year period	6%		5%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	7%		5%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased for the three months ended December 31, 2019, reflecting higher net sales from Estée Lauder, Tom Ford, Bobbi Brown and La Mer of approximately $101 million, combined. For the six months ended December 31, 2019, reported makeup net sales increased from these brands as well as from M·A·C by $166 million, combined. The higher net sales from Estée Lauder in both periods were primarily due to the success of our Double Wear franchise and Futurist line of products, which drove higher net sales in China and our travel retail business. The net sales increase from Tom Ford in both periods was primarily due to continued growth in Asia/Pacific, led by China and Japan, which resulted in higher net sales from third-party online malls, driven by Tmall, as well as the strength in lip and eye products, including the Lip Color and Eye Quad line of products, respectively, and targeted expanded consumer reach. Net sales from Bobbi Brown in both periods reflected higher net sales in Asia/Pacific, as well as our travel retail business, which benefited from existing products such as Intensive Skin Serum Foundation. The higher net sales in both periods from La Mer were primarily due to growth internationally, which benefited from successful holiday events and campaigns on Tmall, existing products, such as The Luminous Lifting Cushion Foundation, and targeted expanded consumer reach. Net sales increased from M·A·C for the six months ended December 31, 2019 reflecting higher net sales in Asia/Pacific primarily due to the growth from Tmall in China, targeted expanded consumer reach and the strength in lip and foundation products.

These increases were partially offset by lower net sales from BECCA and Smashbox, combined, of approximately $16 million for the three months ended December 31, 2019. For the six months ended December 31, 2019, the increases were partially offset by lower net sales from these brands, as well as from Too Faced and Clinique, of approximately $54 million, combined. The decreases in both periods reflected declines in North America, due to the general decline in prestige makeup and ongoing competitive activity. The lower net sales from BECCA also reflected a difficult comparison to certain prior-year launches.

The makeup net sales increases were impacted by approximately $10 million and $26 million of unfavorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$581	$537	$1,043	$1,009
$ Change from prior-year period	44		34
% Change from prior-year period	8%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	9%		4%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased, reflecting higher net sales from Jo Malone London and Tom Ford, combined, of approximately $40 million and $73 million for the three and six months ended December 31, 2019, respectively. In both periods, the net sales increase from Jo Malone London reflected growth across all geographic regions primarily due to the continued success of certain hero franchises, new product launches, such as Poppy & Barley, the stronger demand of holiday sets, and targeted expanded consumer reach. Net sales increased from Tom Ford in both periods across all geographic regions, which benefited from higher net sales from certain Private Blend franchises, new product launches, such as Métallique and Soleil Neige, and the stronger demand for holiday sets.

Partially offsetting these increases for the six months ended December 31, 2019 were lower net sales from certain of our designer fragrances and Estée Lauder of approximately $41 million, combined. Net sales declined from certain designer fragrances reflecting the decline in North America due, in part, to an unfavorable comparison to certain prior-year launches and declines for our products in the specialty-multi and department store channels. The net sales decline from Estée Lauder was primarily due to an unfavorable comparison to the prior-year launch of Beautiful Belle in North America and the United Kingdom.

The fragrance net sales increases were impacted by approximately $2 million and $9 million of unfavorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

Hair Care

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$162	$154	$298	$297
$ Change from prior-year period	8		1
% Change from prior-year period	5%		—

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	5%		1%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and six months ended December 31, 2019, primarily reflecting growth from Aveda. In both periods, the higher net sales from Aveda were primarily driven by new product launches, such as Nutriplenish and Full Spectrum Demi Plus, and the relaunch of Sap Moss, as well as the continued success of hero franchises such as the Damage Remedy line of products.

The growth in hair care net sales for the six months ended December 31, 2019 was mostly offset by lower net sales from Bumble and bumble due to the softness in North America, which impacted the salon and specialty-multi channels.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

The Americas

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,226	$1,218	$2,386	$2,454
$ Change from prior-year period	8		(68)
% Change from prior-year period	1%		(3)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	1%		(3)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas for the three months ended December 31, 2019 increased due to higher net sales in the United States of approximately $10 million, reflecting higher net sales from Estée Lauder, Jo Malone London and Tom Ford, which drove the growth in the fragrance and skin care product categories. These increases more than offset the softness in North America for certain of our makeup products as previously discussed.

Reported net sales in The Americas for the six months ended December 31, 2019 decreased due to lower net sales in the United States of approximately $73 million, primarily from M·A·C, Too Faced and BECCA due to the decline in prestige makeup generally in North America. Also contributing to the decline was an unfavorable comparison to prior-year launch activity from certain designer fragrances, Estée Lauder and BECCA.

The changes in net sales in The Americas were impacted by approximately $1 million and $5 million of favorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

Europe, the Middle East & Africa

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$2,079	$1,767	$3,756	$3,200
$ Change from prior-year period	312		556
% Change from prior-year period	18%		17%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	18%		19%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased, primarily reflecting higher net sales from our travel retail business and, to a lesser extent, Russia of approximately $297 million and $533 million, combined, for the three and six months ended December 31, 2019, respectively. In both periods, net sales increased in our travel retail business across most brands, led by Estée Lauder, La Mer and Origins, driven, in part, by increased passenger traffic, as well as new product launches, including Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and The Regenerating Serum from La Mer. Also contributing to this increase was strategic investment spending to support both new and existing products. The higher net sales in Russia in both periods were primarily driven by Estée Lauder, Jo Malone London and Tom Ford, reflecting the success of hero franchises, such as Advance Night Repair from Estée Lauder, and new product launches, such as Poppy & Barley from Jo Malone London and Métallique and Soleil Neige from Tom Ford.

The net sales increases in Europe, the Middle East & Africa were impacted by approximately $12 million and $36 million of unfavorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Net sales	$1,319	$1,020	$2,377	$1,875
$ Change from prior-year period	299		502
% Change from prior-year period	29%		27%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	30%		28%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased, reflecting higher net sales in China and Japan, combined, of approximately $308 million and $511 million for the three and six months ended December 31, 2019, respectively. In both periods, the higher net sales in China reflected double-digit growth from virtually every brand, led by Estée Lauder, La Mer, M·A·C and Tom Ford, continued growth in skin care and makeup, targeted expanded consumer reach, and new product launches, such as Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and a new larger size of The Treatment Lotion from La Mer. The net sales increase in China benefited every channel, led by online (due to the continued growth and successful holiday events and campaigns on Tmall), department stores, freestanding stores and specialty-multi. In both periods, the net sales growth in Japan reflected growth in virtually every brand, led by M·A·C and Jo Malone London, reflecting the success of certain hero franchises, new product launches and targeted expanded consumer reach, which contributed to growth in all major product categories and growth in virtually every channel.

These increases were partially offset by lower net sales in Hong Kong of approximately $33 million and $51 million for the three and six months ended December 31, 2019, respectively, due to the ongoing situation there that has continued to negatively impact traffic in downtown shops and the airport and has also led to intermittent store closures.

The net sales increases in Asia/Pacific were impacted by approximately $11 million and $31 million of unfavorable foreign currency translation for the three and six months ended December 31, 2019, respectively.

We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN

Gross margin increased to 77.5% and 77.1% for the three and six months ended December 31, 2019, respectively, as compared with 77.3% and 77.0% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2019
	Three Months Ended	Six Months Ended
Mix of business	50	65
Obsolescence charges	(25)	(40)
Manufacturing costs and other	(5)	(15)
Total	20	10

The increase in gross margin for the three and six months ended December 31, 2019 reflected the favorable impact from our mix of business primarily due to favorable changes in strategic pricing and product category mix, as well as cost of promotional items as a percentage of net sales. Also reflected in the favorable impact from our mix of business for the three months ended December 31, 2019 was a favorable change from new product introductions and relaunches. Partially offsetting these favorable changes in both periods were higher costs from product sets included in mix of business, as well as unfavorable changes in manufacturing costs and other, including the impacts of incremental tariffs.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING EXPENSES

Operating expenses as a percentage of net sales increased to 71.8% and 64.9% for the three and six months ended December 31, 2019, respectively, as compared with 58.0% and 58.1% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2019
	Three Months Ended	Six Months Ended
General and administrative expenses	(90)	(70)
Advertising, merchandising, sampling and product development	10	(30)
Selling	150	150
Stock-based compensation	—	10
Store operating costs	30	30
Shipping	10	10
Foreign exchange transactions	20	30
Subtotal	130	130
Charges associated with restructuring and other activities	60	50
Goodwill and other intangible asset impairments	(1,590)	(860)
Changes in fair value of contingent consideration	20	—
Total	(1,380)	(680)

For the three and six months ended December 31, 2019, the increases in operating expense margin were driven by the impact of goodwill and other intangible asset impairments. In addition, general and administrative expenses increased primarily due to professional service fees (including acquisition-related costs), enhanced capabilities in select corporate functions to support our strategic initiatives, and investments in information systems. These increases were partially offset by improvements from selling expenses primarily due to increased efficiencies in our sales operations and lower demonstration costs driven by changes in distribution channel mix.

OPERATING RESULTS

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$261	$771	$1,040	$1,423
$ Change from prior-year period	(510)		(383)
% Change from prior-year period	(66)%		(27)%

Operating margin	5.6%	19.3%	12.2%	18.9%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	23%		20%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for the three and six months ended December 31, 2019 decreased from the prior-year periods driven by the year-over-year impact of goodwill and other intangible asset impairments of $739 million, partially offset by improvements in gross margin and other operating expenses as a percentage of net sales as previously noted.

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

THE ESTÉE LAUDER COMPANIES INC.

Product Categories

Skin Care

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$772	$565	$1,404	$1,031
$ Change from prior-year period	207		373
% Change from prior-year period	37%		36%

Reported skin care operating income increased for the three and six months ended December 31, 2019, driven by higher results from Estée Lauder and La Mer, combined, of approximately $221 million and $438 million, respectively. The increases in operating income reflected higher net sales, partially offset by strategic investments in advertising and promotional activities and targeted expanded consumer reach.

These increases in the category were partially offset by higher operating expenses relating primarily to professional service fees (including acquisition-related costs), enhanced capabilities in select corporate functions to support our strategic initiatives, and investments in information systems. Also partially offsetting these increases were lower results from Clinique reflecting strategic investments in advertising and promotional activities due, in part, to support new product launches and continued net sales growth.

Makeup

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income (loss)	$(611)	$138	$(507)	$299
$ Change from prior-year period	(749)		(806)
% Change from prior-year period	(100 +)%		(100 +)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments	(6)%		(20)%
(1)	See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating results decreased for the three and six months ended December 31, 2019 driven by lower results from Too Faced, BECCA, M·A·C, and Smashbox, combined, of approximately $803 million and $838 million, respectively. The fiscal 2020 operating results from Too Faced, BECCA and Smashbox include $641 million, $68 million and $68 million of goodwill and other intangible asset impairments, respectively, and the fiscal 2019 operating results from Smashbox included $38 million of goodwill and other intangible asset impairments. The lower results in the category also reflected the net sales declines in North America as previously discussed and higher operating expenses relating primarily to professional service fees, enhanced capabilities in select corporate functions to support our strategic initiatives, and investments in information systems.

Partially offsetting the declines in both periods were higher results from Estée Lauder and Clinique, combined, of approximately $71 million. The higher results from Estée Lauder were primarily due to higher net sales, while the increases in operating income from Clinique reflected disciplined expense management. The operating income from both brands also benefited from selling efficiencies.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$97	$84	$163	$139
$ Change from prior-year period	13		24
% Change from prior-year period	15%		17%

Reported fragrance operating income increased for the three months ended December 31, 2019, driven by higher results from Tom Ford and Estée Lauder, combined, of approximately $19 million, reflecting higher net sales, disciplined expense management, and selling efficiencies. Reported fragrance operating income increased for the six months ended December 31, 2019, driven by higher results from Jo Malone London and Tom Ford, combined, of approximately $37 million, reflecting higher net sales, partially offset by strategic investments in advertising and promotional activities due, in part, to support new product launches and continued net sales growth.

Partially offsetting the lower results for the three and six months ended December 31, 2019 were lower results from Clinique, reflecting lower net sales.

Hair Care

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$12	$15	$12	$29
$ Change from prior-year period	(3)		(17)
% Change from prior-year period	(20)%		(59)%

Reported hair care operating income for both periods decreased primarily due to lower results from Aveda, reflecting strategic investments in advertising and promotional activities to support new product launches and net sales growth. The lower results in the category also reflected higher operating expenses relating primarily to professional service fees, enhanced capabilities in select corporate functions to support our strategic initiatives, and investments in information systems.

Geographic Regions

The Americas

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income (loss)	$(529)	$149	$(354)	$383
$ Change from prior-year period	(678)		(737)
% Change from prior-year period	(100 +)%		(100 +)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration	28%		1%
(1)	See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating results in The Americas decreased for the three and six months ended December 31, 2019, primarily due to the year-over-year impact of goodwill and other intangible asset impairments of $739 million, as previously discussed, and higher expenses relating primarily to professional service fees, enhanced capabilities in select corporate functions to support our strategic initiatives, and investments in information systems.

Partially offsetting these decreases in both periods were higher intercompany royalty income, reflecting the value created in The Americas, given the growth of our travel retail business and, to a lesser extent, higher results from Estée Lauder due to an increase in net sales, disciplined expense management and selling efficiencies.

Europe, the Middle East & Africa

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$505	$418	$882	$675
$ Change from prior-year period	87		207
% Change from prior-year period	21%		31%

Reported operating income in Europe, the Middle East & Africa reflected higher results from our travel retail business and Russia, combined, of approximately $92 million and $202 million for the three and six months ended December 31, 2019, respectively, primarily due to higher net sales. The increases in net sales were partially offset by strategic investment spending in advertising and promotional activities to support the continued net sales growth and targeted expanded consumer reach.

Asia/Pacific

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions)	2019	2018	2019	2018
As Reported:
Operating income	$298	$239	$550	$447
$ Change from prior-year period	59		103
% Change from prior-year period	25%		23%

Reported operating income increased in most markets in Asia/Pacific, led by higher results in China of approximately $68 million and $117 million for the three and six months ended December 31, 2019, respectively, driven by net sales growth. The net sales increases in China were partially offset by an increase in advertising and promotional activities to support digital advertising, social media and targeted expanded consumer reach. The growth in operating income was offset by lower results in Hong Kong of approximately $21 million and $38 million for the three and six months ended December 31, 2019, respectively, caused by lower net sales, as previously noted, partially offset by disciplined expense management.

INTEREST AND INVESTMENT INCOME

	Three Months Ended		Six Months Ended
	December 31		December 31
(In millions)	2019	2018	2019	2018
Interest expense	$38	$35	$70	$69
Interest income and investment income, net	$13	$12	$27	$27

Interest expense increased for both periods primarily due to the issuance of additional long-term debt in November 2019, partially offset by lower commercial paper. Interest income and investment income, net increased during the three months ended December 31, 2019, primarily due to overall higher cash balances.

THE ESTÉE LAUDER COMPANIES INC.

OTHER INCOME

On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on our previously held equity method investment of $553 million is included in Other income in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019.

The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, we transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, we recognized a foreign currency gain of $23 million, which is also included in Other income in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019. See Notes to Consolidated Financial Statements, Note 2 – Acquisition of Business for additional information.

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

	Three Months Ended		Six Months Ended
	December 31		December 31
	2019	2018	2019	2018
Effective rate for income taxes	30.8%	22.9%	26.2%	21.9%
Basis-point change from the prior-year period	790		430

The increase in the effective tax rate in both periods was primarily attributable to the impact of nondeductible goodwill impairment charges associated with our Too Faced, BECCA and Smashbox reporting units and a higher effective tax rate on our foreign operations.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended		Six Months Ended
	December 31		December 31
($ in millions, except per share data)	2019	2018	2019	2018
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$557	$573	$1,152	$1,073
$ Change from prior-year period	(16)		79
% Change from prior-year period	(3)%		7%
Diluted net earnings per common share	$1.52	$1.55	$3.13	$2.88
% Change from prior-year period	(2)%		9%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, other income, changes in fair value of contingent consideration, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	21%		20%
(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; other income; the changes in the fair value of contingent consideration; the Transition Tax; the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date; the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA; and the effects of foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.

The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Three Months Ended				% Change
	December 31			%	in Constant
($ in millions, except per share data)	2019	2018	Variance	Change	Currency
Net sales, as reported	$4,624	$4,005	$619	15%	16%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$4,624	$4,005	$619	15%	16%

Operating income, as reported	$261	$771	$(510)	(66)%	(66)%
Charges associated with restructuring and other activities	13	35	(22)
Goodwill and other intangible asset impairments	777	38	739
Changes in fair value of contingent consideration	(7)	2	(9)
Operating income, as adjusted	$1,044	$846	$198	23%	24%

Diluted net earnings per common share, as reported	$1.52	$1.55	$(.03)	(2)%	—%
Charges associated with restructuring and other activities	.03	.08	(.05)
Goodwill and other intangible asset impairments	1.81	.09	1.72
Other income	(1.23)	—	(1.23)
Changes in fair value of contingent consideration	(.02)	—	(.02)
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	—	.02	(.02)
Diluted net earnings per common share, as adjusted	$2.11	$1.74	$.37	21%	21%

	Six Months Ended				% Change
	December 31			%	in Constant
($ in millions, except per share data)	2019	2018	Variance	Change	Currency
Net sales, as reported	$8,519	$7,529	$990	13%	14%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$8,519	$7,529	$990	13%	14%
Operating income, as reported	$1,040	$1,423	$(383)	(27)%	(26)%
Charges associated with restructuring and other activities	38	82	(44)
Goodwill and other intangible asset impairments	777	38	739
Changes in fair value of contingent consideration	(7)	(9)	2
Operating income, as adjusted	$1,848	$1,534	$314	20%	21%

Diluted net earnings per common share, as reported	$3.13	$2.88	$.25	9%	10%
Charges associated with restructuring and other activities	.09	.18	(.09)
Goodwill and other intangible asset impairments	1.80	.09	1.71
Other income	(1.22)	—	(1.22)
Changes in fair value of contingent consideration	(.02)	(.02)	—
Transition Tax resulting from the TCJA	—	(.03)	.03
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	—	.02	(.02)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	—	.03	(.03)
Diluted net earnings per common share, as adjusted	$3.78	$3.15	$.63	20%	21%

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

THE ESTÉE LAUDER COMPANIES INC.

The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
							%
	Three months	Three months		Impact of		%	Change,
	ended	ended		foreign	Variance,	Change,	in
	December 31,	December 31,		currency	in constant	as	constant
($ in millions)	2019	2018	Variance	translation	currency	reported	currency
By Product Category:
Skin Care	$2,205	$1,732	$473	$10	$483	27%	28%
Makeup	1,660	1,560	100	10	110	6	7
Fragrance	581	537	44	2	46	8	9
Hair Care	162	154	8	—	8	5	5
Other	16	22	(6)	—	(6)	(27)	(27)
	4,624	4,005	619	22	641	15	16
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$4,624	$4,005	$619	$22	$641	15%	16%

By Region:
The Americas	$1,226	$1,218	$8	$(1)	$7	1%	1%
Europe, the Middle East & Africa	2,079	1,767	312	12	324	18	18
Asia/Pacific	1,319	1,020	299	11	310	29	30
	4,624	4,005	619	22	641	15	16
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$4,624	$4,005	$619	$22	$641	15%	16%

	As Reported
							%
	Six months	Six months		Impact of		%	Change,
	ended	ended		foreign	Variance,	Change,	in
	December 31,	December 31,		currency	in constant	as	constant
($ in millions)	2019	2018	Variance	translation	currency	reported	currency
By Product Category:
Skin Care	$4,047	$3,218	$829	$26	$855	26%	27%
Makeup	3,103	2,966	137	26	163	5	5
Fragrance	1,043	1,009	34	9	43	3	4
Hair Care	298	297	1	1	2	—	1
Other	28	39	(11)	—	(11)	(28)	(28)
	8,519	7,529	990	62	1,052	13	14
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$8,519	$7,529	$990	$62	$1,052	13%	14%

By Region:
The Americas	$2,386	$2,454	$(68)	$(5)	$(73)	(3)%	(3)%
Europe, the Middle East & Africa	3,756	3,200	556	36	592	17	19
Asia/Pacific	2,377	1,875	502	31	533	27	28
	8,519	7,529	990	62	1,052	13	14
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$8,519	$7,529	$990	$62	$1,052	13%	14%

THE ESTÉE LAUDER COMPANIES INC.

The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported			Add:
				Changes in
				Goodwill	Add:
	Three months	Three months		and other	Changes in		%	%
	ended	ended		intangible	fair value of	Variance,	Change,	Change,
	December 31,	December 31,		asset	contingent	as	as	as
($ in millions)	2019	2018	Variance	impairments	consideration	adjusted	reported	adjusted
By Product Category:
Skin Care	$772	$565	$207	$—	$(3)	$204	37%	36%
Makeup	(611)	138	(749)	739	—	(10)	(100 +)	(6)
Fragrance	97	84	13	—	(6)	7	15	8
Hair Care	12	15	(3)	—	—	(3)	(20)	(20)
Other	4	4	—	—	—	—	—	—
	274	806	(532)	$739	$(9)	$198	(66)%	23%
Charges associated with restructuring and other activities	(13)	(35)	22
Total	$261	$771	$(510)

By Region:
The Americas	$(529)	$149	$(678)	$739	$(8)	$53	(100 +)%	28%
Europe, the Middle East & Africa	505	418	87	—	(1)	86	21	21
Asia/Pacific	298	239	59	—	—	59	25	25
	274	806	(532)	$739	$(9)	$198	(66)%	23%
Charges associated with restructuring and other activities	(13)	(35)	22
Total	$261	$771	$(510)

	As Reported			Add:
				Changes in
				Goodwill	Add:
	Six months	Six months		and other	Changes in		%	%
	ended	ended		intangible	fair value of	Variance,	Change,	Change,
	December 31,	December 31,		asset	contingent	as	as	as
($ in millions)	2019	2018	Variance	impairments	consideration	adjusted	reported	adjusted
By Product Category:
Skin Care	$1,404	$1,031	$373	$—	$3	$376	36%	37%
Makeup	(507)	299	(806)	739	—	(67)	(100 +)	(20)
Fragrance	163	139	24	—	(1)	23	17	17
Hair Care	12	29	(17)	—	—	(17)	(59)	(59)
Other	6	7	(1)	—	—	(1)	(14)	(14)
	1,078	1,505	(427)	$739	$2	$314	(28)%	20%
Charges associated with restructuring and other activities	(38)	(82)	44
Total	$1,040	$1,423	$(383)

By Region:
The Americas	$(354)	$383	$(737)	$739	$4	$6	(100 +)%	1%
Europe, the Middle East & Africa	882	675	207	—	(2)	205	31	30
Asia/Pacific	550	447	103	—	—	103	23	23
	1,078	1,505	(427)	$739	$2	$314	(28)%	20%
Charges associated with restructuring and other activities	(38)	(82)	44
Total	$1,040	$1,423	$(383)

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2019, we had cash and cash equivalents of $3,596 million compared with $2,987 million at June 30, 2019. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion related to certain foreign earnings, and we continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. Our cash and cash equivalents balance at December 31, 2019 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings

Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 30, 2020, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.

Debt

At December 31, 2019, our outstanding borrowings were as follows:

	Long-term	Current
($ in millions)	Debt	Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (13)	$635	$—	$635
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (13)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (13)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (13)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (13)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (7), (13)	640	—	640
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (8), (13)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (9), (13)	494	—	494
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (10), (13)	253	—	253
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (11), (13)	448	—	448
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”) (12), (13)	—	500	500
Other borrowings	7	22	29
	$4,662	$522	$5,184
(1)	Consists of $650 million principal, unamortized debt discount of $8 million and debt issuance costs of $7 million.
(2)	Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(3)	Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $5 million.
(4)	Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(5)	Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(6)	Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(7)	Consists of $650 million principal, unamortized debt discount of $6 million and debt issuance costs of $4 million.
(8)	Consists of $500 million principal and debt issuance costs of $2 million.
(9)	Consists of $500 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(10)	Consists of $250 million principal and a $3 million adjustment to reflect the fair value of interest rate swaps.
(11)	Consists of $450 million principal, a $1 million adjustment to reflect the fair value of interest rate swaps and debt issuance costs of $1 million.
(12)	Consists of $500 million principal
(13)	The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.

Total debt as a percent of total capitalization (excluding noncontrolling interests) was 53% and 44% at December 31, 2019 and June 30, 2019, respectively.

Cash Flows

	Six Months Ended
	December 31
(In millions)	2019	2018
Net cash provided by operating activities	$1,255	$1,273
Net cash used for investing activities	$(1,350)	$(35)
Net cash provided by (used for) financing activities	$687	$(1,536)

The change in net cash flows from operations primarily reflected the unfavorable net change in working capital, in particular accounts payable due to the timing and level of payments, and higher cash paid for taxes primarily due to the increase in earnings before taxes, as well as the timing and level of payments, partially offset by higher earnings before taxes.

The change in net cash flows from investing activities primarily reflected cash paid in connection with the fiscal 2020 second quarter acquisition of Have & Be, as well as lower proceeds from the sale of investments due to the prior-year liquidation of our foreign subsidiary that owned our available-for-sale securities.

The change in net cash flows from financing activities primarily reflected proceeds from the November 2019 issuance of long-term debt, lower treasury stock purchases and changes in short-term debt reflecting the prior-year repayment of remaining commercial paper borrowings.

THE ESTÉE LAUDER COMPANIES INC.

Dividends

For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2019, see Notes to Consolidated Financial Statements, Note 14 — Equity.

Pension and Post-retirement Plan Funding

There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Commitments, Contractual Obligations and Contingencies

There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 11 — Contingencies.

Derivative Financial Instruments and Hedging Activities

For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 7 — Derivative Financial Instruments.

Foreign Exchange Risk Management

For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 7 — Derivative Financial Instruments (Cash Flow Hedges, Net Investment Hedges).

Credit Risk

For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 7 — Derivative Financial Instruments (Credit Risk).

Market Risk

We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% strengthening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net increase (decrease) in the fair value of our portfolio of approximately $(238) million and $48 million as of December 31, 2019 and June 30, 2019, respectively. This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $12 million and $16 million as of December 31, 2019 and June 30, 2019, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company’s consolidated financial statements, see Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION

We and our representatives from time to time make written or oral forward-looking statements, including in this and other filings with the Securities and Exchange Commission, in our press releases and in our reports to stockholders, which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may address our expectations regarding sales, earnings or other future financial performance and liquidity, other performance measures, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results.  These statements may contain words like “expect,” “will,” “will likely result,” “would,” “believe,” “estimate,” “planned,” “plans,” “intends,” “may,” “should,” “could,” “anticipate,” “estimate,” “project,” “projected,” “forecast,” and “forecasted” or similar expressions.  Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, actual results may differ materially from our expectations.  Factors that could cause actual results to differ from expectations include, without limitation:

(1)	increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses;

(2)	our ability to develop, produce and market new products on which future operating results may depend and to successfully address challenges in our business;

(3)	consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors or ownership of competitors by our customers that are retailers and our inability to collect receivables;

(4)	destocking and tighter working capital management by retailers;

(5)	the success, or changes in timing or scope, of new product launches and the success, or changes in timing or scope, of advertising, sampling and merchandising programs;

(6)	shifts in the preferences of consumers as to where and how they shop;

(7)	social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;

THE ESTÉE LAUDER COMPANIES INC.

(8)	changes in the laws, regulations and policies (including the interpretations and enforcement thereof) that affect, or will affect, our business, including those relating to our products or distribution networks, changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;

(9)	foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;

(10)	changes in global or local conditions, including those due to the volatility in the global credit and equity markets, natural or man-made disasters, real or perceived epidemics, or energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers, suppliers or other contract counterparties, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the returns that we are able to generate on our pension assets and the resulting impact on funding obligations, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

(11)	impacts attributable to the coronavirus outbreak, including disruptions to our global business;

(12)	shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture our products or at our distribution or inventory centers, including disruptions that may be caused by the implementation of information technology initiatives, or by restructurings;

(13)	real estate rates and availability, which may affect our ability to increase or maintain the number of retail locations at which we sell our products and the costs associated with our other facilities;

(14)	changes in product mix to products which are less profitable;

(15)	our ability to acquire, develop or implement new information and distribution technologies and initiatives on a timely basis and within our cost estimates and our ability to maintain continuous operations of such systems and the security of data and other information that may be stored in such systems or other systems or media;

(16)	our ability to capitalize on opportunities for improved efficiency, such as publicly-announced strategies and restructuring and cost-savings initiatives, and to integrate acquired businesses and realize value therefrom;

(17)	consequences attributable to local or international conflicts around the world, as well as from any terrorist action, retaliation and the threat of further action or retaliation;

(18)	the timing and impact of acquisitions, investments and divestitures; and

(19)	additional factors as described in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption Liquidity and Capital Resources - Market Risk and is incorporated herein by reference.

Item 4. Controls and Procedures.

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

THE ESTÉE LAUDER COMPANIES INC.

As part of the Company’s review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 11 — Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total Number	Average Price	as Part of Publicly	that May Yet Be
	of Shares	Paid Per	Announced	Purchased Under
Period	Purchased(1)	Share	Program	the Program(2)
October 2019	1,578,918	$189.34	1,173,751	36,114,378
November 2019	710,271	188.23	710,271	35,404,107
December 2019	343,880	199.38	343,880	35,060,227
	2,633,069	190.35	2,227,902
(1)	Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)	The Board of Directors last authorized an increase to the share repurchase program by 40.0 million shares on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to December 31, 2019 and as of January 30, 2020, we purchased approximately 0.2 million additional shares of our Class A Common Stock for $42 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Officers’ Certificate, dated November 21, 2019 defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019).*

4.2

Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 21, 2019).*

4.3	Officers’ Certificate, dated November 21, 2019 defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019).*

4.4

Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on November 21, 2019).*

4.5	Officers’ Certificate, dated November 21, 2019 defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019).*

4.6

Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (filed as Exhibit 4.6 to our Current Report on Form 8-K filed on November 21, 2019).*

10.1	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019). * †

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1

The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 is formatted in iXBRL

*   Incorporated herein by reference.

†   Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

Date: February 6, 2020	By:	/s/TRACEY T. TRAVIS
Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)