Form 10-Q
period 2020-03-31
ESTEE LAUDER COMPANIES INC
filed 2020-05-01
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 24, 2020, 224,763,197 shares of the registrant’s Class A Common Stock, $.01 par value, and 135,235,429 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2020	2019	2020	2019

Net sales	$3,345	$3,744	$11,864	$11,273
Cost of sales	836	819	2,785	2,552

Gross profit	2,509	2,925	9,079	8,721

Operating expenses
Selling, general and administrative	2,030	2,170	6,753	6,435
Restructuring and other charges	24	29	54	99
Goodwill impairment	275	48	786	68
Impairments of other intangible and long-lived assets	71	4	337	22
Total operating expenses	2,400	2,251	7,930	6,624

Operating income	109	674	1,149	2,097

Interest expense	42	32	112	101
Interest income and investment income, net	14	15	41	42
Other components of net periodic benefit cost	1	1	3	1
Other income, net	—	71	576	71
Earnings before income taxes	80	727	1,651	2,108

Provision for income taxes	84	170	496	472
Net earnings (loss)	(4)	557	1,155	1,636

Net earnings attributable to noncontrolling interests	(2)	(2)	(9)	(8)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(6)	$555	$1,146	$1,628

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share
Basic	$(.02)	$1.53	$3.18	$4.47
Diluted	$(.02)	$1.51	$3.12	$4.39

Weighted-average common shares outstanding
Basic	360.2	361.9	360.6	364.0
Diluted	360.2	368.3	367.1	370.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019

Net earnings (loss)	$(4)	$557	$1,155	$1,636

Other comprehensive income (loss):
Net unrealized investment gain	—	9	—	14
Net cash flow hedge gain (loss)	34	(7)	10	2
Amounts included in net periodic benefit cost	6	3	16	10
Translation adjustments	(185)	(72)	(191)	(87)
Benefit (provision) for deferred income taxes on components of other comprehensive income	2	(1)	15	(4)
Total other comprehensive loss	(143)	(68)	(150)	(65)
Comprehensive income (loss)	(147)	489	1,005	1,571

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(2)	(9)	(8)
Translation adjustments	—	—	1	1
	(2)	(2)	(8)	(7)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$(149)	$487	$997	$1,564
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31 2020	June 30 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,876	$2,987
Accounts receivable, net	1,846	1,831
Inventory and promotional merchandise	2,087	2,006
Prepaid expenses and other current assets	424	388
Total current assets	9,233	7,212

Property, plant and equipment, net	2,092	2,068

Other assets
Operating lease right-of-use assets	2,446	—
Goodwill	1,633	1,868
Other intangible assets, net	2,190	1,203
Other assets	769	805
Total other assets	7,038	3,876
Total assets	$18,363	$13,156

LIABILITIES AND EQUITY
Current liabilities
Current debt	$1,527	$516
Accounts payable	1,162	1,490
Operating lease liabilities	371	—
Other accrued liabilities	2,621	2,599
Total current liabilities	5,681	4,605

Noncurrent liabilities
Long-term debt	4,674	2,896
Long-term operating lease liabilities	2,288	—
Other noncurrent liabilities	1,362	1,244
Total noncurrent liabilities	8,324	4,140

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2020 and June 30, 2019; shares issued: 451,339,096 at March 31, 2020 and 443,685,124 at June 30, 2019; Class B shares authorized: 304,000,000 at March 31, 2020 and June 30, 2019; shares issued and outstanding: 135,235,429 at March 31, 2020 and 139,537,814 at June 30, 2019	6	6
Paid-in capital	4,760	4,403
Retained earnings	10,595	9,984
Accumulated other comprehensive loss	(712)	(563)
	14,649	13,830
Less: Treasury stock, at cost; 226,588,577 Class A shares at March 31, 2020 and 222,120,630 Class A shares at June 30, 2019	(10,320)	(9,444)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,329	4,386
Noncontrolling interests	29	25
Total equity	4,358	4,411
Total liabilities and equity	$18,363	$13,156
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In millions)	2020	2019

Cash flows from operating activities
Net earnings	$1,155	$1,636
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	447	404
Deferred income taxes	(65)	(46)
Non-cash stock-based compensation	210	201
Net loss on disposal of property, plant and equipment	6	6
Non-cash restructuring and other charges	19	—
Pension and post-retirement benefit expense	62	53
Pension and post-retirement benefit contributions	(54)	(23)
Goodwill, other intangible and long-lived asset impairments	1,123	90
Changes in fair value of contingent consideration	(9)	(18)
Gain on liquidation of an investment in a foreign subsidiary, net	—	(71)
Gain on previously held equity method investment	(553)	—
Other non-cash items	(11)	(17)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(48)	(377)
Increase in inventory and promotional merchandise	(41)	(184)
Increase in other assets, net	(63)	(73)
Decrease in accounts payable	(317)	(105)
Increase in other accrued and noncurrent liabilities	62	280
Increase in operating lease assets and liabilities, net	22	—
Net cash flows provided by operating activities	1,945	1,756

Cash flows from investing activities
Capital expenditures	(468)	(441)
Payments for acquired businesses, net of cash acquired	(1,047)	—
Proceeds from the disposition of investments	—	1,229
Purchases of investments	(5)	(14)
Settlement of net investment hedges	(37)	—
Net cash flows provided by (used for) investing activities	(1,557)	774

Cash flows from financing activities
Proceeds (repayments) of current debt, net	1,514	(167)
Proceeds from issuance of long-term debt, net	1,783	—
Debt issuance costs	(14)	—
Repayments and redemptions of long-term debt	(511)	(1)
Net proceeds from stock-based compensation transactions	148	154
Payments to acquire treasury stock	(883)	(1,344)
Payments of contingent consideration	(3)	—
Dividends paid to stockholders	(502)	(453)
Payments to noncontrolling interest holders for dividends	(7)	(3)
Net cash flows provided by (used for) financing activities	1,525	(1,814)

Effect of exchange rate changes on Cash and cash equivalents	(24)	5
Net increase in Cash and cash equivalents	1,889	721
Cash and cash equivalents at beginning of period	2,987	2,181
Cash and cash equivalents at end of period	$4,876	$2,902
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

COVID-19 Business Update

During the third quarter of fiscal 2020, the outbreak and global spread of COVID-19 caused a significant disruption in the Company’s operating environment. Accordingly, the Company modified a number of its business practices, in part due to legislation, executive orders and guidance from government entities and healthcare authorities. These include the temporary closing of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines. The Company will continue to monitor the impact of COVID-19 on its consolidated financial statements.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Descriptions of the Company’s significant accounting policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment, including those related to the impacts of the COVID-19 pandemic, will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(173) million and $2 million, net of tax, during the three months ended March 31, 2020 and 2019, respectively, and $(170) million and $(11) million, net of tax, during the nine months ended March 31, 2020 and 2019, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In fiscal 2019, the Company had an investment in a foreign subsidiary that owned the Company’s available-for-sale securities.
During the three months ended March 31, 2019, the Company sold its available-for-sale securities, which liquidated this investment in the foreign subsidiary. As a result, the Company recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI (“AOCI”) to Other income, net in the accompanying consolidated statements of earnings (loss).
The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. Beginning in the first quarter of fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 7 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.
The accompanying consolidated statements of earnings (loss) include net exchange gains on foreign currency transactions of $15 million and $73 million during the three months ended March 31, 2020 and 2019, respectively, and $40 million and $52 million during the nine months ended March 31, 2020 and 2019, respectively.
Concentration of Credit Risk
The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business. The Company grants credit to qualified customers. As a result of COVID-19, the Company has enhanced its assessment of its customers' abilities to pay with a greater focus on factors affecting their liquidity and less on historical payment performance. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor the extent of the impact of COVID-19 on its customers' abilities, individually and collectively, to make timely payments.
Inventory and Promotional Merchandise
Inventory and promotional merchandise consists of:

(In millions)	March 31 2020	June 30 2019
Raw materials	$540	$541
Work in process	261	268
Finished goods	1,106	981
Promotional merchandise	180	216
	$2,087	$2,006
Property, Plant and Equipment

(In millions)	March 31 2020	June 30 2019
Assets (Useful Life)
Land	$33	$29
Buildings and improvements (10 to 40 years)	385	337
Machinery and equipment (3 to 10 years)	840	811
Computer hardware and software (4 to 10 years)	1,297	1,264
Furniture and fixtures (5 to 10 years)	117	116
Leasehold improvements	2,370	2,274
	5,042	4,831
Less accumulated depreciation and amortization	(2,950)	(2,763)
	$2,092	$2,068

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The cost of assets related to projects in progress of $509 million and $474 million as of March 31, 2020 and June 30, 2019, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $131 million and $121 million during the three months ended March 31, 2020 and 2019, respectively, and $383 million and $358 million during the nine months ended March 31, 2020 and 2019, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).
Income Taxes
The effective rate for income taxes was 105.0% and 23.4% for the three months ended March 31, 2020 and 2019, respectively, and 30.0% and 22.4% for the nine months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate in both periods was primarily attributable to the impact of nondeductible goodwill impairment charges associated with the Company’s Too Faced, BECCA and Smashbox reporting units, a higher effective tax rate on the Company’s foreign operations and the lower amount of earnings before income taxes, which increases the impact of the nondeductible charges.
As of March 31, 2020 and June 30, 2019, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $69 million and $67 million, respectively. The total amount of unrecognized tax benefits at March 31, 2020 that, if recognized, would affect the effective tax rate was $52 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2020 in the accompanying consolidated statements of earnings (loss) was $1 million and $3 million, respectively. At March 31, 2020 and June 30, 2019, the total gross accrued interest and penalties in the accompanying consolidated balance sheets was $13 million and $12 million, respectively. On the basis of the information available as of March 31, 2020, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.
Other Accrued Liabilities
Other accrued liabilities consist of the following:

(In millions)	March 31 2020	June 30 2019
Advertising, merchandising and sampling	$405	$352
Employee compensation	379	574
Deferred revenue	306	314
Other	1,531	1,359
	$2,621	$2,599
Recently Adopted Accounting Standards
Leases (Accounting Standards Codification (“ASC”) Topic 842 – Leases (“ASC 842”))
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
Impact on consolidated financial statements – On July 1, 2019, the Company adopted ASC 842, see Note 4 – Leases for further discussion.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

FASB Staff Question-and-Answer Document (Q&A): ASC Topic 842 and ASC Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
In April 2020, the FASB issued a Staff Q&A that focuses on the application of the lease guidance for lease concessions related solely to the effects of COVID-19. The FASB issued the guidelines to reduce the burden and complexity for companies to account for such lease concessions (e.g., rent abatements or other economic incentives) under current lease accounting rules due to COVID-19 by providing certain practical expedients that can be used.

Effective for the Company – The Company can immediately apply the optional accounting for lease concessions related to the effects of COVID-19 as of April 2020.

Impact on consolidated financial statements – The Company is currently assessing the impact of applying this guidance on its lease arrangements and expects to adopt this guidance in the fiscal 2020 fourth quarter.

Reference Rate Reform (ASC Topic 848) (Accounting Standards Update (“ASU”) 2020-04 - Facilitation of the Effects of Reference Rate Reform on Financial Reporting)
In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as LIBOR, which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate.

Effective for the Company – This guidance can be applied for a limited time, as of the beginning of the interim period that includes March 12, 2020 or any date thereafter, through December 31, 2022. The guidance will no longer be available to apply after December 31, 2022.

Impact on consolidated financial statements – The Company is currently assessing the impact of applying this guidance on its existing derivative contracts, leases and other arrangements, as well as when to adopt this guidance.
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
In November 2019, the FASB issued authoritative guidance (ASU 2019-11 – Codification Improvements to Topic 326, Financial Instruments – Credit Losses) that amends ASC Topic 326 to clarify, improve and amend certain aspects of this guidance, such as disclosures related to accrued interest receivables and the estimation of credit losses associated with financial assets secured by collateral.

In February 2020, the FASB issued authoritative guidance (ASU 2020-02 – Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842)) that amends and clarifies Topic 326 and Topic 842. For Topic 326, the codification was updated to include the Securities and Exchange Commission staff interpretations associated with registrants engaged in lending activities.
Effective for the Company – Fiscal 2021 first quarter.
Impact on consolidated financial statements – The Company is currently evaluating the impact of applying this guidance on its financial instruments, such as accounts receivable. While the Company’s evaluation is ongoing, we are also assessing the impact that COVID-19 will have on the adoption of this standard on its consolidated financial statements.

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
Impact on consolidated financial statements – The Company has determined that it will adopt this guidance on a prospective basis to all implementation costs incurred after the date of adoption and is currently evaluating the impact of applying this guidance to its business systems that operate on cloud technology. While the Company’s evaluation is ongoing, the adoption of this standard is not expected to have a material impact on its consolidated financial statements.
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
NOTE 2 – ACQUISITION OF BUSINESS

On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. This acquisition is expected to further strengthen the Company’s leadership position in skin care and expand its consumer reach in Asia/Pacific, North America, the United Kingdom and travel retail. We originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment of $553 million is included in Other income, net in the accompanying consolidated statements of earnings (loss) for the nine months ended March 31, 2020. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. As of March 31, 2020, the accounting for the Have & Be business combination is provisional pending the calculation of the final purchase price, finalization of the opening balance sheet (working capital adjustments), the final valuation report, and allocation of the total consideration transferred.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, the Company transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, the Company recognized a foreign currency gain of $23 million, which is also included in Other income, net in the accompanying consolidated statements of earnings (loss) for the nine months ended March 31, 2020.
The Company recorded a preliminary allocation of the total consideration transferred, which includes the cash paid at closing and the fair value of its previously held equity method investment, to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. The preliminary allocation of the total consideration transferred, including immaterial measurement period adjustments as of March 31, 2020, has been recorded as follows:

(In millions, unaudited)
Cash	$228
Accounts receivable	13
Inventory	91
Other current assets	5
Property, plant and equipment	3
Right-of-use assets	3
Intangible assets	1,427
Goodwill	573
Other long-term assets	4
Total assets acquired	2,347

Accounts payable	15
Other accrued liabilities	25
Deferred income taxes	352
Lease liability	1
Total liabilities assumed	393
Total consideration transferred	$1,954
The results of operations of Have & Be are reported on a one-month lag to facilitate consolidated reporting. For the three and nine months ended March 31, 2020, the Company's consolidated statements of earnings (loss) included approximately $67 million of net sales and $11 million net of tax, of net loss, inclusive of acquisition-related costs, related to Have & Be. Acquisition-related costs, which primarily include financial advisory, accounting and legal fees, in the amount of $1 million and $7 million are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss) for the three and nine months ended March 31, 2020, respectively. Pro forma results of operations reflecting the acquisition of Have & Be are not presented, as the impact on the Company’s consolidated financial results would not have been material.
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
As previously discussed in Note 2 – Acquisition of Business, in December 2019, the Company acquired Have & Be, which included the addition of goodwill of $573 million, amortizable intangible assets (customer lists) of $842 million with amortization periods of 7.5 years to 17.5 years, and non-amortizable intangible assets (trademarks) of $585 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with additional share in the skin care category, as well as the value associated with assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition is not expected to be deductible for tax purposes. As of March 31, 2020, the accounting for the Have & Be business combination is provisional pending the calculation of the final purchase price, finalization of the opening balance sheet (working capital adjustments), the final valuation report, and allocation of the total consideration transferred.
During the nine months ended March 31, 2020, the Company recognized $10 million of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

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
The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2019
Goodwill	$185	$1,199	$254	$390	$2,028
Accumulated impairments	(36)	(68)	(22)	(34)	(160)
	149	1,131	232	356	1,868

Goodwill acquired during the period	573	10	—	—	583
Impairment charges	(52)	(734)	—	—	(786)
Translation adjustments, goodwill	(30)	—	(2)	(2)	(34)
Translation adjustments, accumulated impairments	1	—	—	1	2
	492	(724)	(2)	(1)	(235)

Balance as of March 31, 2020
Goodwill	728	1,209	252	388	2,577
Accumulated impairments	(87)	(802)	(22)	(33)	(944)
	$641	$407	$230	$355	$1,633
Other intangible assets consist of the following:

	March 31, 2020			June 30, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,482	$411	$1,071	$684	$369	$315
License agreements	43	43	—	43	43	—
	$1,525	$454	$1,071	$727	$412	$315
Non-amortizable intangible assets:
Trademarks			1,119			888
Total intangible assets			$2,190			$1,203
The aggregate amortization expense related to amortizable intangible assets was $23 million and $13 million for the three months ended March 31, 2020 and 2019, respectively, and was $45 million and $38 million for the nine months ended March 31, 2020 and 2019, respectively. The estimated aggregate amortization expense for the remainder of fiscal 2020 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2020	2021	2022	2023	2024
Estimated aggregate amortization expense	$30	$104	$103	$103	$101

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing During the Nine Months Ended March 31, 2020

During December 2019, given the continuing declines in prestige makeup, generally in North America, and the ongoing competitive activity, the Company’s Too Faced, BECCA and Smashbox reporting units made revisions to their internal forecasts concurrent with the Company’s brand strategy review process. The Company concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of December 31, 2019. The Company concluded that the carrying amounts of the long-lived assets were recoverable. The Company also concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges totaling $266 million for trademarks during the three months ended December 31, 2019. After adjusting the carrying value of the trademarks, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units, totaling $511 million during the three months ended December 31, 2019. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

During March 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the Company, the Company made revisions to the internal forecasts relating to its Too Faced, BECCA, Smashbox and GLAMGLOW reporting units. The Company concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of March 31, 2020. The Company concluded that the carrying amounts of the long-lived assets were recoverable. The Company also concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows based on probability weighted cash flows, and recorded impairment charges. After adjusting the carrying value of the trademarks, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows, based on probability weighted undiscounted cash flows, and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

A summary of the impairment charges for the three and nine months ended March 31, 2020 and the remaining trademark and goodwill carrying values as of March 31, 2020, for each reporting unit, are as follows:

			Impairment Charge
(In millions)			Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020		Carrying Value
Reporting Unit:	Product Category	Region	Trademark	Goodwill	Trademark	Goodwill	Trademark	Goodwill
Too Faced	Makeup	The Americas	$42	$162	$253	$592	$272	$13
BECCA	Makeup	The Americas	14	35	47	70	51	28
Smashbox	Makeup	The Americas	1	26	23	72	32	—
GLAMGLOW	Skin care	The Americas	1	52	1	52	62	62
Total			$58	$275	$324	$786	$417	$103

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

During March 2019, the Company’s Smashbox reporting unit made additional revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand. The Company concluded that these changes in circumstances in the Smashbox reporting unit triggered the need for an interim impairment review of its trademark and goodwill. Accordingly, the Company performed an interim impairment test as of March 31, 2019. The Company concluded that the carrying value of the Smashbox trademark exceeded its estimated fair value, which was determined utilizing a royalty rate to determine discounted projected future cash flows. As a result, the Company recognized an impairment charge of $4 million for the trademark during the three months ended March 31, 2019. After adjusting the carrying value of the trademark, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge related to the Smashbox reporting unit of $48 million during the three months ended March 31, 2019.

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

The adoption of this standard impacted the Company’s consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and associated lease liabilities related to operating leases as compared to the previous accounting. The accounting for finance leases under ASC 842 is consistent with the prior accounting for capital leases. The impact of the adoption of this standard on the Company’s consolidated statements of earnings (loss) and consolidated statement of cash flows was not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Per the guidance of ASC 842, a contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset. The Company recognizes a lease liability and a related ROU asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After an ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.
After the lease commencement date, the Company evaluates lease modifications, if any, that could result in a change in the accounting for leases. For a lease modification, an evaluation is performed to determine if it should be treated as either a separate lease or a change in the accounting of an existing lease. In addition, significant changes in events or circumstances within the Company’s control are assessed to determine whether a change in the accounting for leases is required.
Certain of the Company’s leases provide for variable lease payments for the right to use an underlying asset that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer Price Index) are included in the initial measurement of the lease liability, the initial measurement of the ROU asset, and the lease classification test based on the index or rate as of the commencement date. Any changes from the commencement date estimation of the index- and rate-based variable payments are expensed as incurred in the period of the change. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are not included in the initial measurement of the lease liability or the ROU asset, but instead are expensed as incurred. The Company’s variable lease payments primarily include rents based on a percentage of sales in excess of stipulated levels, common area maintenance based on the percentage of the total square footage leased by the Company, as well as costs relating to embedded leases, such as third-party manufacturing agreements.
Upon the adoption of ASC 842, the Company made the following accounting policy elections:
•Certain of the Company’s contracts contain lease components as well as non-lease components, such as an agreement to purchase services. Unless an accounting policy is elected to the contrary, the contract consideration must be allocated to the separate lease and non-lease components in accordance with ASC 842. For purposes of allocating contract consideration, the Company elected not to separate the lease components from non-lease components for all asset classes. This was applied to all existing leases as of July 1, 2019 and will be applied to new leases on an ongoing basis.
•The Company elected not to apply the measurement and recognition requirements of ASC 842 to short-term leases (i.e. leases with a term of 12 months or less). Accordingly, short-term leases will not be recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments will be recognized in net earnings on a straight-line basis over the lease term.
•For certain leases relating to automobiles, information technology equipment and office equipment, the Company elected to apply the guidance of ASC 842 utilizing a portfolio approach. Under this approach, the Company combined and accounted for leases (as a portfolio) with similar characteristics (e.g., lease term, discount rates, etc.) as a single lease, provided its application is not materially different when compared to the application at the individual lease level.
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
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 59 years. Some of the Company’s lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 25 years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of total lease costs and other information for the periods relating to the Company’s finance and operating leases is as follows:

(In millions)	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$3	$9
Interest on lease liabilities	—	—
Operating lease cost	150	383
Short-term lease cost	5	20
Variable lease cost	41	133
Total	$199	$545
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$350
Financing cash flows from finance leases		$10
Right-of-use assets obtained in exchange for new operating lease liabilities		$216
Weighted-average remaining lease term – finance leases		2 years
Weighted-average remaining lease term – operating leases		11 years
Weighted-average discount rate – finance leases		2.7%
Weighted-average discount rate – operating leases		2.5%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for the remainder of fiscal 2020 and for each of the next four fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Remainder of fiscal 2020	$113	$4
Fiscal 2021	397	7
Fiscal 2022	364	3
Fiscal 2023	324	1
Fiscal 2024	291	—
Thereafter	1,586	—
Total future minimum lease payments	3,075	15
Less imputed interest	(416)	—
Total	$2,659	$15

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	March 31, 2020
(In millions)	Operating Leases	Finance Leases
Total current liabilities	$371	$9
Total noncurrent liabilities	2,288	6
Total	$2,659	$15

The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheet as of March 31, 2020.

The following table summarizes scheduled maturities of the Company’s contractual obligations relating to operating leases for which cash flows are fixed and determinable as of June 30, 2019:

(In millions)	Payments Due in Fiscal Year(1)
Fiscal 2020	$421
Fiscal 2021	383
Fiscal 2022	348
Fiscal 2023	316
Fiscal 2024	289
Thereafter	1,625
Total contractual obligations	$3,382
______________________________________________
(1)Minimum operating lease commitments only include base rent. Certain leases provide for contingent rents that are not measurable at inception and primarily include rents based on a percentage of sales in excess of stipulated levels, as well as common area maintenance. These amounts are excluded from minimum operating lease commitments and are included in the determination of total rent expense when it is probable that the expense has been incurred and the amount is reasonably measurable. Such amounts have not been material to total rent expense.

The Company recognized $13 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings (loss) for the three and nine months ended March 31, 2020, related to operating lease ROU assets and the related property, plant and equipment in certain freestanding stores primarily in North America due to the impact of the COVID-19 pandemic.
As of March 31, 2020, the Company has additional operating lease obligations, relating primarily to facilities to support the Company’s manufacturing operations, retail stores, and corporate offices, that have not yet commenced of $98 million. These leases will commence between fiscal 2020 and fiscal 2030 with lease terms of 1 year to 20 years.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative through March 31, 2020	$14	$88	$507	$358	$967

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative through March 31, 2020	$461	$7	$25	$14	$507

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for LBF were:

(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
			Restructuring Charges	Other Charges
Total Charges
Cumulative through June 30, 2019	$14	$55	$457	$265	$791
Nine months ended March 31, 2020	—	9	20	34	63
Cumulative through March 31, 2020	$14	$64	$477	$299	$854

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2019	$445	$4	$3	$5	$457
Nine months ended March 31, 2020	(5)	19	5	1	20
Cumulative through March 31, 2020	$440	$23	$8	$6	$477

For the three and nine months ended March 31, 2020, the Company recognized $18 million of asset-related costs due to the impairment of operating lease ROU assets as a result of closed freestanding retail stores, approved under LBF, whereby the ability to sublease the locations was negatively impacted by the COVID-19 pandemic. These charges were initially approved under LBF prior to fiscal 2020 as contract terminations related to continuing lease payments to landlords after exiting the location.

Employee-related costs reflect adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.

Changes in accrued restructuring charges for the nine months ended March 31, 2020 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2019	$202	$—	$—	$1	$203
Charges (adjustments)	(5)	19	5	1	20
Cash payments	(74)	—	(5)	(2)	(81)
Translation adjustments	(2)	—	—	—	(2)
Non-cash asset write-offs	—	(19)	—	—	(19)
Balance at March 31, 2020	$121	$—	$—	$—	$121

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued restructuring charges at March 31, 2020 are expected to result in cash expenditures funded from cash provided by operations of approximately $35 million, $63 million, $20 million and $3 million for the remainder of fiscal 2020 and for fiscal 2021, 2022 and 2023, respectively.

Additional information about LBF is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 6 – DEBT

In November 2019, the Company completed a public offering of $500 million aggregate principal amount of its 2.000% Senior Notes due December 1, 2024 (the “2024 Senior Notes”), $650 million aggregate principal amount of its 2.375% Senior Notes due December 1, 2029 (the “2029 Senior Notes”) and $650 million aggregate principal amount of its 3.125% Senior Notes due December 1, 2049 (the “2049 Senior Notes”). The Company used proceeds from this offering for general corporate purposes, including to fund the acquisition of Have & Be and refinance its $500 million aggregate principal amount of 1.80% Senior Notes that became due February 7, 2020.
These recently issued notes are summarized as follows:

Notes	Issue Date	Price	Yield	Unamortized Debt Discount	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2024 Senior Notes	November 2019	99.421%	2.122%	$3	$3	June 1/December 1
2029 Senior Notes (1)	November 2019	99.046	2.483	6	4	June 1/December 1
2049 Senior Notes	November 2019	98.769	3.189	8	7	June 1/December 1
______________________________________________
(1)In April and May 2019, in anticipation of the issuance of the 2029 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $500 million at a weighted-average all-in rate of 2.50%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $33 million that is being amortized to interest expense over the life of the 2029 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2029 Senior Notes will be 3.15% over the life of the debt.

In March 2020, the Company borrowed $1,300 million under its existing $1,500 million revolving credit facility, and had $200 million of commercial paper outstanding as of March 31, 2020.
NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. During the first quarter of fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the balance sheet. At March 31, 2020, the notional amount of derivatives not designated as hedging instruments was $3,399 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments are not material to the Company’s consolidated financial results.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2020	June 30 2019	Balance Sheet Location	March 31 2020	June 30 2019
Derivatives Designated as Hedging Instruments
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$48	$23	Other accrued liabilities	$3	$4
Net investment hedges	Prepaid expenses and other current assets	—	—	Other accrued liabilities	17	—
Interest rate-related derivatives	Prepaid expenses and other current assets	14	3	Other accrued liabilities	1	26

Total Derivatives Designated as Hedging Instruments		62	26		21	30

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	24	4	Other accrued liabilities	24	2

Total derivatives		$86	$30		$45	$32
______________________________________________
(1)See Note 8 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$46	$2	Net sales	$10	$8
Interest rate-related derivatives	(2)	—	Interest expense	—	1
	44	2	Total derivatives	$10	$9
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(20)	—
Total derivatives	$24	$2
______________________________________________
(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended March 31, 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $12 million.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$50	$18	Net sales	$29	$15
Interest rate-related derivatives	(11)	—	Interest expense	—	1
	39	18	Total derivatives	$29	$16
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(54)	—
Total derivatives	$(15)	$18
______________________________________________
(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the nine months ended March 31, 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $37 million.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2020	2019	2020	2019
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$12	$8	$13	$17
______________________________________________
(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain/(Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2020	March 31, 2020
Current debt	$—	$—
Long-term debt	713	14
Total debt	$713	$14

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31
	2020		2019
(In millions)	Net Sales	Interest expense	Net Sales	Interest expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$3,345	$42	$3,744	$32

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	(12)	Not applicable	(8)
Derivatives designated as hedging instruments	Not applicable	12	Not applicable	8

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI into earnings	Not applicable	—	Not applicable	1

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	10	Not applicable	8	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31
	2020		2019
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$11,864	$112	$11,273	$101

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	(13)	Not applicable	(17)
Derivatives designated as hedging instruments	Not applicable	13	Not applicable	17

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI into earnings	Not applicable	—	Not applicable	1

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	29	Not applicable	15	Not applicable
The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$49	$(12)	$52	$(2)
Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2022. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At March 31, 2020, the Company had cash flow hedges outstanding with a notional amount totaling $1,584 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of March 31, 2020, the Company’s foreign currency cash flow hedges were highly effective.
The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2020 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $22 million. The accumulated net gain on derivative instruments in AOCI was $39 million and $29 million as of March 31, 2020 and June 30, 2019, respectively.
Fair Value Hedges
The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with notional amounts totaling $450 million and $250 million to effectively convert the fixed rate interest on its 2021 Senior Notes and 2022 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.
Net Investment Hedges
The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of April 2020. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2020, the Company had net investment hedges outstanding with a notional amount totaling $1,759 million.
Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $86 million at March 31, 2020. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$72	$—	$72
Interest rate-related derivatives	—	14	—	14
Total	$—	$86	$—	$86

Liabilities:
Foreign currency forward contracts	$—	$44	$—	$44
Interest rate-related derivatives	—	1	—	1
Contingent consideration	—	—	27	27
Total	$—	$45	$27	$72
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$27	$—	$27
Interest rate-related derivatives	—	3	—	3
Total	$—	$30	$—	$30

Liabilities:
Foreign currency forward contracts	$—	$6	$—	$6
Interest rate-related derivatives	—	26	—	26
Contingent consideration	—	—	36	36
Total	$—	$32	$36	$68
The estimated fair values of the Company’s financial instruments are as follows:

	March 31 2020		June 30 2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$4,876	$4,876	$2,987	$2,987
Current and long-term debt	6,201	6,454	3,412	3,706
Additional purchase price payable	—	—	3	3
Contingent consideration	27	27	36	36

Derivatives
Foreign currency forward contracts – asset (liability), net	28	28	21	21
Interest rate-related derivatives – asset (liability), net	13	13	(23)	(23)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for the nine months ended March 31, 2020 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill	$786	March 31, 2020	$103
Other intangible assets, net (trademark)	324	March 31, 2020	417
Long-lived assets	13	March 31, 2020	11
Total	$1,123		$531
______________________________________________
(1)See Note 3 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
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
______________________________________________
(1)See Note 3 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At March 31, 2020, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.
Changes in the fair value of the contingent consideration obligations for the nine months ended March 31, 2020 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss) and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2019	$36
Changes in fair value	(9)
Contingent consideration at March 31, 2020	$27

NOTE 9 – REVENUE RECOGNITION
The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $39 million and $32 million as of March 31, 2020 and June 30, 2019, respectively. The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends. Payment terms are short-term in nature and are generally less than one year.
Deferred Revenue
Significant changes in deferred revenue during the period are as follows:

(In millions)	March 31, 2020
Balance at June 30, 2019	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(268)
Revenue deferred during the period	269
Balance at March 31, 2020	$362
Transaction Price Allocated to the Remaining Performance Obligations
At March 31, 2020, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $306 million.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the three months ended March 31, 2020 and 2019 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$9	$10	$9	$8	$—	$1
Interest cost	9	10	3	3	2	2
Expected return on plan assets	(14)	(15)	(4)	(3)	—	(1)
Amortization of:
Actuarial loss	5	3	1	—	—	—
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$9	$8	$10	$8	$2	$2

The components of net periodic benefit cost for the nine months ended March 31, 2020 and 2019 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$29	$28	$27	$23	$2	$2
Interest cost	26	28	8	9	5	6
Expected return on plan assets	(40)	(41)	(11)	(10)	(1)	(2)
Amortization of:
Actuarial loss	12	8	4	2	—	—
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$27	$23	$29	$24	$6	$6

During the nine months ended March 31, 2020, the Company made contributions to its U.S. qualified defined benefit pension plan and international pension plans totaling $30 million and $11 million, respectively.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31 2020	June 30 2019
Other assets	$125	$105
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(430)	(418)
Funded status	(332)	(340)
Accumulated other comprehensive loss	319	334
Net amount recognized	$(13)	$(6)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – CONTINGENCIES

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including employment, intellectual property, real estate, environmental, regulatory, advertising, trade relations, tax, privacy, and product liability matters (including asbestos-related claims). Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings are not material to the Company’s consolidated financial statements.
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
NOTE 12 – STOCK PROGRAMS
Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019
Compensation expense	$71	$70	$210	$201
Income tax benefit	$13	$13	$39	$38
Stock Options
During the nine months ended March 31, 2020, the Company granted stock options in respect of approximately 1.3 million shares of Class A Common Stock with an exercise price per share of $199.24 and a weighted-average grant date fair value per share of $51.44. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2020 was $252 million.
Restricted Stock Units
The Company granted RSUs in respect of approximately 0.8 million shares of Class A Common Stock during the nine months ended March 31, 2020 with a weighted-average grant date fair value per share of $199.25 that, at the time of grant, were scheduled to vest as follows: 0.3 million in fiscal 2021, 0.3 million in fiscal 2022 and 0.2 million in fiscal 2023. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Units
During the nine months ended March 31, 2020, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $199.18, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2022, all subject to continued employment or the retirement of the grantees. In January 2020 and March 2020, the Company granted PSUs with a target payout of approximately 0.1 million shares with a weighted-average grant date fair value per share of $162.15, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of certain subsidiaries of the Company for the calendar year ending 2022. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2019, approximately 0.4 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2019.
NOTE 13 – NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE
Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net earnings (loss) attributable to The Estée Lauder Companies Inc. by the weighted-average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions). Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2020	2019	2020	2019
Numerator:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(6)	$555	$1,146	$1,628

Denominator:
Weighted-average common shares outstanding – Basic	360.2	361.9	360.6	364.0
Effect of dilutive stock options	—	4.6	4.6	4.8
Effect of PSUs	—	0.3	0.3	0.3
Effect of RSUs	—	1.5	1.6	1.8
Weighted-average common shares outstanding – Diluted	360.2	368.3	367.1	370.9

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$(0.02)	$1.53	$3.18	$4.47
Diluted	$(0.02)	$1.51	$3.12	$4.39
For the three months ended March 31, 2020, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period. As of March 31, 2020 and 2019, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.3 million shares and 1.6 million shares, respectively. As of March 31, 2020 and 2019, 1.2 million and 1.3 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 12 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – EQUITY
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	4,615	4,162	4,403	3,972
Common stock dividends	1	—	3	—
Stock-based compensation	144	169	354	359
Paid-in capital, end of the period	4,760	4,331	4,760	4,331

Retained earnings, beginning of the period	10,775	9,586	9,984	9,040
Common stock dividends	(174)	(157)	(506)	(455)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	(6)	555	1,146	1,628
Cumulative effect of adoption of new accounting standards	—	—	(29)	(229)
Retained earnings, end of the period	10,595	9,984	10,595	9,984

Accumulated other comprehensive loss, beginning of the period	(569)	(430)	(563)	(434)
Other comprehensive loss	(143)	(68)	(149)	(64)
Accumulated other comprehensive loss, end of the period	(712)	(498)	(712)	(498)

Treasury stock, beginning of the period	(10,253)	(9,018)	(9,444)	(7,896)
Acquisition of treasury stock	(65)	(215)	(768)	(1,248)
Stock-based compensation	(2)	(2)	(108)	(91)
Treasury stock, end of the period	(10,320)	(9,235)	(10,320)	(9,235)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,329	4,588	4,329	4,588

Noncontrolling interests, beginning of the period	27	27	25	22
Net earnings attributable to noncontrolling interests	2	2	9	8
Distribution to noncontrolling interest holders	—	—	(4)	—
Other comprehensive loss	—	—	(1)	(1)
Noncontrolling interests, end of the period	29	29	29	29

Total equity	$4,358	$4,617	$4,358	$4,617

Cash dividends declared per common share	$.48	$.43	$1.39	$1.24

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2020:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2019	August 30, 2019	September 16, 2019	$.43
October 30, 2019	November 29, 2019	December 16, 2019	$.48
February 5, 2020	February 28, 2020	March 16, 2020	$.48

Common Stock
During the nine months ended March 31, 2020, the Company purchased approximately 4.6 million shares of its Class A Common Stock for $883 million. Beginning in early February 2020, the Company temporarily suspended its repurchase of shares of the Company's Class A Common Stock, and may resume repurchases in the future.
During the nine months ended March 31, 2020, approximately 4.3 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Income (Loss)
The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2020:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2019	$21	$(253)		$(331)		$(563)
OCI before reclassifications	29	(1)	(1)	(170)	(2)	(142)
Amounts reclassified to Net earnings (loss)	(22)	13		2		(7)
Net current-period OCI	7	12		(168)		(149)
Balance at March 31, 2020	$28	$(241)		$(499)		$(712)
______________________________________________
(1)Consists of foreign currency translation losses.
(2)See Note 7 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three and nine months ended March 31, 2020 and 2019:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019
Gain (Loss) on Investments
Gain (loss) on investments	$—	$(6)	$—	$(6)	Other income, net
Benefit (provision) for deferred taxes	—	—	—	—	Provision for income taxes
	$—	$(6)	$—	$(6)	Net earnings (loss)

Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$10	$8	$29	$15	Net sales
Interest rate-related derivatives	—	1	—	1	Interest expense
	10	9	29	16
Benefit (provision) for deferred taxes	(2)	(2)	(7)	(4)	Provision for income taxes
	$8	$7	$22	$12	Net earnings (loss)

Amounts Included in Net Periodic Benefit Cost
Amortization of actuarial loss	$(6)	$(3)	$(16)	$(10)	Earnings before income taxes (1)
Benefit for deferred taxes	1	1	3	3	Provision for income taxes
	$(5)	$(2)	$(13)	$(7)	Net earnings (loss)

Cumulative Translation Adjustments
Gain on previously held equity method investment	$—	$—	$4	$—	Other income, net
Loss on liquidation of an investment in a foreign subsidiary	—	—	(6)	—	Restructuring and other charges
Gain on liquidation of an investment in a foreign subsidiary	—	77	—	77	Other income, net
	$—	$77	$(2)	$77	Net earnings (loss)
Total reclassification adjustments, net	$3	$76	$7	$76	Net earnings (loss)
______________________________________________
(1)See Note 10 – Pension and Post-Retirement Benefit Plans for additional information.
NOTE 15 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2020 and 2019 is as follows:

(In millions)	2020	2019
Cash:
Cash paid during the period for interest	$94	$99
Cash paid during the period for income taxes	$472	$400

Non-cash investing and financing activities:
Capital lease, capitalized interest and asset retirement obligations incurred	$—	$8
Property, plant and equipment accrued but unpaid	$47	$39

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – SEGMENT DATA AND RELATED INFORMATION
Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, other income, net, and charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.
During the fiscal 2020 first quarter, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of the Company’s travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa, by $229 million and $640 million for the three and nine months ended March 31, 2019, respectively, to conform with the current year methodology and presentation.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,723	$1,744	$5,770	$4,962
Makeup	1,146	1,461	4,249	4,427
Fragrance	349	392	1,392	1,401
Hair Care	119	136	417	433
Other	8	13	36	52
	3,345	3,746	11,864	11,275
Returns associated with restructuring and other activities	—	(2)	—	(2)
Net sales	$3,345	$3,744	$11,864	$11,273

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$418	$593	$1,822	$1,624
Makeup	(283)	99	(790)	398
Fragrance	—	17	163	156
Hair Care	(2)	(2)	10	27
Other	1	2	7	9
	134	709	1,212	2,214
Reconciliation:
Charges associated with restructuring and other activities	(25)	(35)	(63)	(117)
Interest expense	(42)	(32)	(112)	(101)
Interest income and investment income, net	14	15	41	42
Other components of net periodic benefit cost	(1)	(1)	(3)	(1)
Other income, net	—	71	576	71
Earnings before income taxes	$80	$727	$1,651	$2,108

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$892	$1,155	$3,278	$3,609
Europe, the Middle East & Africa	1,525	1,625	5,281	4,825
Asia/Pacific	928	966	3,305	2,841
	3,345	3,746	11,864	11,275
Returns associated with restructuring and other activities	—	(2)	—	(2)
Net sales	$3,345	$3,744	$11,864	$11,273

Operating income (loss):
The Americas	$(217)	$200	$(571)	$583
Europe, the Middle East & Africa	202	265	1,084	940
Asia/Pacific	149	244	699	691
	134	709	1,212	2,214
Charges associated with restructuring and other activities	(25)	(35)	(63)	(117)
Operating income	$109	$674	$1,149	$2,097
______________________________________________
(1)The net sales and operating income from the Company’s travel retail business are included in the Europe, the Middle East & Africa region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

Debt

In April 2020, the Company completed a public offering of $700 million aggregate principal amount of its 2.600% Senior Notes due April 15, 2030. The Company intends to use the proceeds from this offering for general corporate purposes, which may include operating expenses, working capital, capital expenditures and redemption and repayment of short-term or long-term borrowings, including outstanding commercial paper as it matures. Also in April 2020, the Company repaid the $200 million in commercial paper that was outstanding at March 31, 2020 and borrowed the remaining $200 million under its existing $1,500 million revolving credit facility.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and nine months ended March 31, 2020 and 2019, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019
NET SALES
By Product Category:
Skin Care	$1,723	$1,744	$5,770	$4,962
Makeup	1,146	1,461	4,249	4,427
Fragrance	349	392	1,392	1,401
Hair Care	119	136	417	433
Other	8	13	36	52
	3,345	3,746	11,864	11,275
Returns associated with restructuring and other activities	—	(2)	—	(2)
Net sales	$3,345	$3,744	$11,864	$11,273

By Region:
The Americas	$892	$1,155	$3,278	$3,609
Europe, the Middle East & Africa	1,525	1,625	5,281	4,825
Asia/Pacific	928	966	3,305	2,841
	3,345	3,746	11,864	11,275
Returns associated with restructuring and other activities	—	(2)	—	(2)
Net sales	$3,345	$3,744	$11,864	$11,273

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$418	$593	$1,822	$1,624
Makeup	(283)	99	(790)	398
Fragrance	0	17	163	156
Hair Care	(2)	(2)	10	27
Other	1	2	7	9
	134	709	1,212	2,214
Charges associated with restructuring and other activities	(25)	(35)	(63)	(117)
Operating income	$109	$674	$1,149	$2,097

By Region:
The Americas	$(217)	$200	$(571)	$583
Europe, the Middle East & Africa	202	265	1,084	940
Asia/Pacific	149	244	699	691
	134	709	1,212	2,214
Charges associated with restructuring and other activities	(25)	(35)	(63)	(117)
Operating income	$109	$674	$1,149	$2,097

THE ESTÉE LAUDER COMPANIES INC.
During the fiscal 2020 first quarter, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of our travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa by $229 million and $640 million for the three and nine months ended March 31, 2019, respectively, to conform with the current year methodology and presentation.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.0	21.9	23.5	22.6
Gross profit	75.0	78.1	76.5	77.4

Operating expenses:
Selling, general and administrative	60.7	58.0	56.9	57.1
Restructuring and other charges	0.7	0.8	0.5	0.9
Goodwill impairment	8.2	1.3	6.6	0.6
Impairments of other intangible and long-lived assets	2.1	0.1	2.8	0.2
Total operating expenses	71.7	60.1	66.8	58.8

Operating income	3.3	18.0	9.7	18.6
Interest expense	1.3	0.9	1.0	0.9
Interest income and investment income, net	0.4	0.4	0.3	0.4
Other components of net periodic benefit cost	—	—	—	—
Other income, net	—	1.9	4.9	0.6

Earnings before income taxes	2.4	19.4	13.9	18.7
Provision for income taxes	(2.5)	(4.5)	(4.2)	(4.2)

Net earnings (loss)	(0.1)	14.9	9.7	14.5
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	—	(0.1)

Net earnings (loss) attributable to The Estée Lauder Companies Inc.	(0.2)%	14.8%	9.7%	14.4%
______________________________________________
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

THE ESTÉE LAUDER COMPANIES INC.
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

COVID-19 Business Update

During the third quarter of fiscal 2020, the outbreak and global spread of COVID-19 caused a significant disruption in our operating environment. As the global spread of COVID-19 rapidly continues, we remain first and foremost focused on the health and safety of our employees, beauty advisors and consumers. Accordingly, we modified a number of our business practices, in part due to legislation, executive orders and guidance from government entities and healthcare authorities (collectively, “COVID-19 Directives”). These include the temporary closing of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines.

As a result of the COVID-19 Directives, retail stores across most regions, whether operated by us or our customers, have been closed for some period of time. In Asia/Pacific, some retail stores in northern Asia have been reopening after closing for most of February 2020 and March 2020, while most retail stores in southern Asia remain closed, and retail stores in Europe, the Middle East & Africa and in The Americas began closing in early March 2020. In addition, air travel has been largely curtailed to and from Asia since the end of January 2020 and the remaining international travel routes since March 2020, adversely impacting the growth trend of the travel retail business. As of mid-April 2020, approximately 50% of retail stores, whether operated by us or our customers, were open in Asia/Pacific, primarily in northern Asia. Virtually all stores in mainland China were open as of mid-April 2020. Net sales growth of our products online has accelerated globally. We will continue to assess, in accordance with the guidance of governments and healthcare authorities, when our stores can reopen across all regions.

During this time, a majority of our facilities continued to manufacture and distribute products globally, albeit in a much-reduced capacity in light of safety measures taken to protect our employees, and we are likely to record higher excess and obsolescence charges for the remainder of fiscal 2020. In addition, there have been minimal disruptions to our supply chain. We have, to date, been able to obtain raw materials and componentry. At this time we expect to be able to produce and distribute our products when the demand increases.

The strong net sales momentum we had in the first half of fiscal 2020 continued into January 2020. In January 2020, net sales grew in all regions and major product categories, however, as the COVID-19 outbreak began to spread, global net sales declined in February 2020. By March 2020, all regions were experiencing the impact of store closures and quarantines, resulting in net sales declines in all regions and product categories for the fiscal 2020 third quarter. Towards the end of the quarter, Asia/Pacific began to show signs of recovery and some markets in the region, including mainland China and Taiwan, ended the fiscal 2020 third quarter with net sales growth. By product category, skin care demonstrated the greatest resilience due to the routine nature of its usage and the onset of recovery in Asia. Net sales of skin care products rose in international markets, led by Estée Lauder and incremental net sales from Have&Be Co. Ltd., the company that markets and sells Dr. Jart+ that was acquired in December 2019 ("Have & Be"). While we are seeing some pockets of recovery and as stores gradually reopen around the world, we expect global prestige beauty to continue to be adversely impacted at least over the next few months.

THE ESTÉE LAUDER COMPANIES INC.
Online net sales growth accelerated as we worked to capture consumer demand online. Our brands have responded with various initiatives, including thoughtful crisis messaging, strong social selling programs, self-care focus, makeup tips for working from home and live online product demonstrations. While we are encouraged by the acceleration of the online business and our brands’ ability to adapt consumer communications to the current situation, it is not enough to compensate for the declines in other channels of distribution. COVID-19 and its various impacts have also influenced consumer preferences due to the closures of offices, retail stores and other businesses and the significant decline in social gatherings. The demand for skin care and hair care products has been more resilient than the demand for makeup and fragrance. We are also mindful of the risks related to restructurings and bankruptcies in the retail industry, including among our customers and destocking and tighter working capital management by retailers, as well as on the operating performance of our freestanding retail stores, the related financial impact of which cannot be reasonably estimated at this time.

In response to the impacts from COVID-19, we started to implement strict cost controls in January 2020 to help mitigate the expected loss of sales in mainland China and travel retail. In the fiscal 2020 third quarter, we took immediate actions to reduce expenses, including advertising and promotion activities, travel, meetings, consulting, and certain employee costs, including implementing a hiring freeze. Combined, these resulted in approximately $250 million of savings in the period. As the COVID-19 impacts rapidly spread throughout Europe and the Americas, the corresponding impact on net sales resulted in an operating margin decline. The cost controls put in place during the fiscal 2020 third quarter are expected to deliver an even larger benefit starting in the fiscal 2020 fourth quarter.

Additionally, we announced new cost saving actions on April 15, 2020, that are expected to have a greater impact beginning in May 2020. These include furloughs and similar unpaid temporary leaves of absence for many point of sale employees; temporary salary reductions for senior executives and other management employees; and a temporary elimination of cash retainers for the Board of Directors. Together, we estimate that these actions, combined with those implemented in the fiscal 2020 third quarter, will reduce operating expenses by approximately $500 million to $600 million in the fiscal 2020 fourth quarter. In addition, we expect to reduce capital investments (e.g., facilities and consumer-facing counters) by approximately $250 million to $300 million for fiscal 2020. We have temporarily suspended repurchases of our Class A Common Stock and have suspended the quarterly cash dividend that would have been paid in June 2020. In addition, as of April 2020, we raised an additional $2,200 million of cash by issuing $700 million of Senior Unsecured Notes and borrowing the full amount under our $1,500 million revolving credit facility. We will continue to monitor the impact of COVID-19 and adjust our action plans accordingly as the situation progresses. We stand ready to facilitate the recovery as soon as the market dynamics support it.

There are no comparable recent events that provide guidance concerning the impacts of a global pandemic like COVID-19. Due to the uncertainty of its duration and severity and the speed with which this outbreak is developing and impacting us and our consumers, customers and suppliers, at this time we are not able to reasonably estimate the extent of the adverse impact on our financial condition or results of operations. The degree to which COVID-19 and its collateral effects impact our business, the results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including how quickly and to what extent there are sustainable improvements in the retail environment and general economic conditions. As we continue to monitor COVID-19 developments, including the impacts on our consumers, customers and suppliers, we may adjust actions and take further actions. However, there is no certainty that the measures we take will be sufficient to mitigate the risks posed by, and the impacts of, COVID-19.

Business Update

We believe that the best way to increase long-term stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing consumers’ changing behaviors and shopping preferences. Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable. We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth. Elements of our strategy are described in the Overview on pages 25-27 of our Annual Report on Form 10-K for the year ended June 30, 2019, as well as below.

THE ESTÉE LAUDER COMPANIES INC.
While we continue to face strong competition and economic challenges globally, COVID-19 has caused a more significant disruption to our business and the retail industry generally. We are seeing, and believe there will be more, restructurings and bankruptcies in the retail industry, including among our customers; destocking and tighter working capital management by retailers; challenges for suppliers; and an acceleration in the shifts in consumer preferences as to where and how they shop, as well as changes in their preferences for certain products. The severe decline in international travel is also causing a significant decline in our travel retail business, which had been historically one of our most profitable channels. In addition to impacting net sales and profitability, these and other challenges will impact our ability to collect receivables and our operating cash flows generally and will adversely impact the goodwill and other intangibles associated with our acquired brands. We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. We also continue to monitor the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s exit and transition from the European Union (i.e. “Brexit”) and continue developing our risk mitigation strategies to address such uncertainties. These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels.

We are also cautious of foreign currency movements, including their impacts on tourism, which has already been adversely affected by COVID-19 and COVID-19 Directives. Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

COVID-19 is proving to be the most significant challenge we have faced as a public company. The uncertainty around the timing, speed and duration of the recovery from the adverse impacts will continue to affect our ability to grow sales profitably. While, historically, we believed we could, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and accelerating areas of strength among our geographic regions, product categories, brands and channels of distribution, COVID-19 will require even greater discipline and agility. As the current situation progresses, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there will be a negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We will continue to monitor these and other risks that may affect our business.

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

THE ESTÉE LAUDER COMPANIES INC.
Goodwill and Other Intangible Asset Impairments

During December 2019, given the continuing declines in prestige makeup, generally in North America, and the ongoing competitive activity, our Too Faced, BECCA and Smashbox reporting units made revisions to their internal forecasts concurrent with our brand strategy review process. We concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of December 31, 2019. We concluded that the carrying amounts of the long-lived assets were recoverable. We also concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges totaling $266 million for trademarks during the three months ended December 31, 2019. After adjusting the carrying value of the trademarks, we completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units, totaling $511 million during the three months ended December 31, 2019. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

During March 2020, given the actual and the estimate of potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting us, we made revisions to the internal forecasts relating to our Too Faced, BECCA, Smashbox and GLAMGLOW reporting units. We concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of March 31, 2020. We concluded that the carrying amounts of the long-lived assets were recoverable. We also concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows based on probability weighted cash flows, and recorded impairment charges. After adjusting the carrying value of the trademarks, we completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows, based on probability weighted undiscounted cash flows, and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

A summary of the impairment charges for the three and nine months ended March 31, 2020 and the remaining trademark and goodwill carrying values as of March 31, 2020, for each reporting unit, are as follows:

			Impairment Charge
(In millions)			Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020		Carrying Value
Reporting Unit:	Product Category	Region	Trademark	Goodwill	Trademark	Goodwill	Trademark	Goodwill
Too Faced	Makeup	The Americas	$42	$162	$253	$592	$272	$13
BECCA	Makeup	The Americas	14	35	47	70	51	28
Smashbox	Makeup	The Americas	1	26	23	72	32	—
GLAMGLOW	Skin care	The Americas	1	52	1	52	62	62
Total			$58	$275	$324	$786	$417	$103

The key assumptions used to determine the estimated fair value of the reporting units are primarily predicated on the estimated future impacts of COVID-19, the success of future new product launches, the achievement of international distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which these reporting units operate, resulting changes in the key assumptions could have negative impacts on the estimated fair values of the reporting units and it is possible we could recognize additional impairment charges in the future.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$3,345	$3,744	$11,864	$11,273
$ Change from prior-year period	(399)		591
% Change from prior-year period	(11)%		5%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(10)%		6%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

For the three months ended March 31, 2020, reported net sales decreased in all product categories and across all geographic regions driven by the negative impacts of the COVID-19 pandemic, including our response and the responses of others to COVID-19 Directives. These directives include the temporary closing of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines. Despite these global declines, net sales for the period benefited from higher sales of Estée Lauder products, net sales increases from our travel retail business, an acceleration of sales of certain of our products online, and incremental net sales from our fiscal 2020 second quarter acquisition of Have & Be.

For the nine months ended March 31, 2020, reported net sales benefited from strong net sales growth prior to the impacts of COVID-19, an increase in the skin care product category and growth in the Asia/Pacific and Europe, the Middle East & Africa geographic regions. Skin care net sales growth primarily reflected higher sales from Estée Lauder, La Mer and Origins, as well as incremental net sales of our fiscal 2020 second quarter acquisition of Have & Be. Net sales increases in mainland China and our travel retail business drove growth internationally. As noted above, the impacts of COVID-19 are causing a significant disruption to our business, and we expect the results of operations of our product categories and regions to continue to be adversely impacted for the remainder of fiscal 2020 and in subsequent periods.

The total net sales in each period was impacted by approximately $44 million and $106 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$1,723	$1,744	$5,770	$4,962
$ Change from prior-year period	(21)		808
% Change from prior-year period	(1)%		16%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	—%		17%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported skin care net sales decreased for the three months ended March 31, 2020, reflecting lower net sales from most brands, led by Clinique, our makeup artist brands, La Mer, Origins and Aveda, primarily reflecting the challenging environment, especially in brick and mortar retail, as a result of the COVID-19 pandemic as discussed above. In addition, we recognized lower net sales from gift with purchase and purchase with purchase promotional products compared to the prior year. Collectively, these resulted in a decrease of approximately $154 million in the category. The lower net sales from Clinique and La Mer also reflected an unfavorable comparison to the prior-year period due to higher launch activity in the prior year. Despite these challenges, online net sales grew for Clinique, La Mer and Origins. Partially offsetting the decline in those brands were higher net sales from Estée Lauder and incremental net sales from our fiscal 2020 second quarter acquisition of Have & Be, combined, of approximately $141 million. Net sales increased from Estée Lauder, reflecting the continued success of existing product franchises, such as Advanced Night Repair and Perfectionist.

Reported skin care net sales increased for the nine months ended March 31, 2020, primarily due to growth internationally and reflected higher net sales from Estée Lauder and La Mer, combined, of approximately $796 million, as well as incremental net sales from our fiscal 2020 second quarter acquisition of Have & Be of $67 million. Net sales increased from Estée Lauder, reflecting the continued success of existing product franchises, such as Advanced Night Repair, Perfectionist, Re-Nutriv, Revitalizing Supreme+ and Micro Essence, and new product launches, such as Advanced Night Repair Intense Reset Concentrate. The increase in net sales from La Mer reflected international growth, and benefited from existing products, such as The Treatment Lotion, and product relaunches, such as The Regenerating Serum, as well as targeted expanded consumer reach. Partially offsetting these increases were lower net sales from Clinique and M·A·C, combined, of approximately $68 million. Net sales declined from Clinique primarily due to the continued challenging retail environment that negatively impacted department stores in the United States. The lower net sales from M·A·C reflected declines in all geographic regions, led by the United States and the United Kingdom, due to the challenging retail environment that negatively impacted department stores and freestanding stores. These challenges are being exacerbated by the COVID-19 impacts described above, and are also impacting other brands.
The skin care net sales increases were impacted by approximately $19 million and $45 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.
Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$1,146	$1,461	$4,249	$4,427
$ Change from prior-year period	(315)		(178)
% Change from prior-year period	(22)%		(4)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(20)%		(3)%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased for the three months ended March 31, 2020, reflecting lower net sales from our makeup artist brands, Clinique and Tom Ford, combined, of approximately $260 million. Net sales decreased from these brands reflecting the challenging environment, especially in brick-and-mortar retail and travel retail locations, as a result of the COVID-19 pandemic as discussed above. Despite the challenging environment, net sales from Tom Ford, Clinique and Bobbi Brown grew in the online channel.

THE ESTÉE LAUDER COMPANIES INC.
Reported makeup net sales decreased for the nine months ended March 31, 2020 from M·A·C, Clinique, Too Faced and BECCA, combined, of approximately $268 million. The decrease in net sales from these brands reflected declines in North America, due to the general decline in prestige makeup and ongoing competitive activity, as well as the challenging environment as a result of COVID-19. International net sales from M·A·C and Clinique also reflected decreases as a result of the challenging retail environment as a result of COVID-19. The lower net sales from BECCA also reflected a difficult comparison to certain prior-year launches. Partially offsetting these decreases were higher net sales from Estée Lauder and La Mer, combined, of approximately $113 million. The higher net sales from Estée Lauder were primarily due to the success of our Double Wear franchise and Futurist line of products. The higher net sales from La Mer were primarily due to growth internationally, higher sales of existing products, such as The Luminous Lifting Cushion Foundation, and targeted expanded consumer reach.

Makeup net sales were impacted by approximately $19 million and $45 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$349	$392	$1,392	$1,401
$ Change from prior-year period	(43)		(9)
% Change from prior-year period	(11)%		(1)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(10)%		—%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased for the three months ended March 31, 2020, reflecting lower net sales from Jo Malone London and certain of our designer fragrances, combined, of approximately $39 million. The decrease in net sales from these brands primarily reflected the challenges as a result of the COVID-19 pandemic. The decline in net sales from certain of our designer fragrances also reflected a decrease in North America, primarily due to an unfavorable comparison to the prior-year period as a result of the December 2019 expiration of our license agreement with Tory Burch and higher launch activity in the prior year.

Reported fragrance net sales decreased for the nine months ended March 31, 2020, reflecting lower net sales from certain of our designer fragrances and Estée Lauder of approximately $64 million, combined. The lower net sales from certain designer fragrances reflected a decline in North America, primarily due to an unfavorable comparison to the prior-year period as a result of the December 2019 expiration of our license agreement with Tory Burch and higher launch activity in the prior year, which primarily drove the declines for our products in the department store and specialty-multi channels. The net sales decline from Estée Lauder was primarily due to an unfavorable comparison to the prior-year launch of Beautiful Belle in North America. Partially offsetting these decreases were higher net sales from Tom Ford and Jo Malone London, combined, of approximately $53 million. Net sales increased from Tom Ford across all geographic regions, which benefited from higher net sales from certain Private Blend franchises, new product launches, such as Métallique and Soleil Neige, and the stronger demand for holiday sets. The net sales increase from Jo Malone London reflected growth in Asia/Pacific, led by mainland China, Japan and Korea, primarily due to the continued success of certain hero franchises, new product launches, such as Poppy & Barley, and targeted expanded consumer reach.

The fragrance net sales increases were impacted by approximately $5 million and $14 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$119	$136	$417	$433
$ Change from prior-year period	(17)		(16)
% Change from prior-year period	(13)%		(4)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(12)%		(3)%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three and nine months ended March 31, 2020, reflecting lower net sales from Aveda and Bumble and bumble. In both periods, the lower net sales from Aveda were primarily driven by a decline in retail traffic and salon and store closures as a result of the COVID-19 pandemic, as discussed above. Net sales declined in both periods from Bumble and bumble due to the softness in North America in the salon and specialty-multi channels.
Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$892	$1,155	$3,278	$3,609
$ Change from prior-year period	(263)		(331)
% Change from prior-year period	(23)%		(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(23)%		(9)%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas for the three and nine months ended March 31, 2020 decreased due to lower net sales in the United States of approximately $232 million and $305 million, respectively. Net sales decreased in the United States for the three months ended March 31, 2020, reflecting declines from most brands and channels of distribution due to the challenging environment as a result of the COVID-19 pandemic, including the temporary closing of brick-and-mortar retail stores, travel bans and restrictions, social distancing and quarantines. The decline in net sales for the nine months ended March 31, 2020 also reflected lower net sales from our makeup artist brands, Clinique, Too Faced and BECCA due to the decline in prestige makeup generally in North America. Also contributing to the decline was an unfavorable comparison to prior-year launch activity from certain of our designer fragrances, Estée Lauder and BECCA. The decline from certain of our designer fragrances also reflected lower net sales as a result of the December 2019 expiration of our license agreement with Tory Burch. In addition, for both periods, we recognized lower net sales from gift with purchase and purchase with purchase promotional products compared to the prior year.
Net sales in The Americas were impacted by approximately $2 million of unfavorable and $3 million of favorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$1,525	$1,625	$5,281	$4,825
$ Change from prior-year period	(100)		456
% Change from prior-year period	(6)%		9%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(5)%		11%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in most markets in Europe, the Middle East & Africa for the three months ended March 31, 2020, led by the United Kingdom, Russia, Italy, Germany and France, combined, of approximately $103 million, due to the evolution of the COVID-19 pandemic and its challenges across the region, including temporary closing of brick-and-mortar stores, travel bans and restrictions, social distancing and quarantines. Partially offsetting these decreases was an increase in net sales from our travel retail business of approximately $24 million, which growth took place primarily in the first half of the quarter. Net sales in travel retail increased primarily from Estée Lauder, as a result of the continued success of certain hero franchises, such as Advanced Night Repair, partially offset by decreases in net sales from M·A·C, Tom Ford and Clinique, reflecting the shift in consumer preferences to skin care products from other product categories as a result of the COVID-19 pandemic.

Reported net sales increased for the nine months ended March 31, 2020, reflecting higher net sales from our travel retail business of approximately $536 million. These increases were led by Estée Lauder, La Mer and Origins, driven, in part, by the continued success of certain hero franchises, such as the Advanced Night Repair line of products from Estée Lauder, La Mer Treatment Lotion and Dr. Andrew Weil For Origins Mega-Mushroom Relief & Resilience Soothing Treatment Lotion. Also contributing to the net sales increase were new product launches, including Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and The Regenerating Serum from La Mer, as well as strategic investment spending to support both new and existing products. Partially offsetting these increases were lower net sales from the United Kingdom and France, combined, of approximately $64 million, primarily driven by the continued adverse macroeconomic conditions.
Net sales in Europe, the Middle East & Africa were impacted by approximately $17 million and $53 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.
Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$928	$966	$3,305	$2,841
$ Change from prior-year period	(38)		464
% Change from prior-year period	(4)%		16%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%		18%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales decreased in Asia/Pacific for the three months ended March 31, 2020, reflecting lower net sales in most markets, led by Hong Kong, Australia, Japan and Malaysia, combined, of approximately $93 million due to the evolution of the COVID-19 pandemic and its challenges across the region, including temporary closing of brick-and-mortar retail stores, travel bans and restrictions, social distancing and quarantines. Despite the decreases in net sales in department stores and freestanding stores, net sales of our products online grew double digits. Partially offsetting these declines were higher net sales in Korea of approximately $63 million, driven by the incremental net sales from our fiscal 2020 second quarter acquisition of Have & Be.

Reported net sales increased in Asia/Pacific for the nine months ended March 31, 2020, reflecting higher net sales in mainland China and Korea, combined, of approximately $554 million. The higher net sales in mainland China reflected double-digit growth from virtually every brand, led by Estée Lauder, La Mer, M·A·C and Tom Ford, continued growth in skin care and makeup, targeted expanded consumer reach, and new product launches, such as Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and a new larger size of The Treatment Lotion from La Mer. The net sales increase in mainland China benefited every channel, led by online (due to the continued growth and successful holiday events and campaigns on Tmall), department stores, specialty-multi and freestanding stores. The net sales growth in Korea reflected incremental net sales from our fiscal 2020 second quarter acquisition of Have & Be. These increases were partially offset by lower net sales in Hong Kong of approximately $124 million, due to the pre-COVID-19 protests there that were negatively impacting traffic in downtown shops and the airport and also led to intermittent store closures. Since January 2020, our business in Hong Kong, and elsewhere in Asia/Pacific has been adversely impacted by challenges attributable to the COVID-19 pandemic discussed above.
Net sales in Asia/Pacific were impacted by approximately $25 million and $56 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2020, respectively.
We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.
GROSS MARGIN
Gross margin decreased to 75.0% and 76.5% for the three and nine months ended March 31, 2020, respectively, as compared with 78.1% and 77.4% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2020
	Three Months Ended	Nine Months Ended
Mix of business	(160)	—
Obsolescence charges	(30)	(40)
Manufacturing costs and other	(150)	(50)
Foreign exchange transactions	20	—
Subtotal	(320)	(90)
Charges associated with restructuring and other activities	10	—
Total	(310)	(90)
The decrease in gross margin for the three months ended March 31, 2020 reflected the unfavorable impact from our mix of business primarily due to unfavorable changes in strategic pricing and channel mix, due, in part, to the impacts of COVID-19; higher cost of sales related to our fiscal 2020 acquisition of Have & Be, which includes an inventory step-up adjustment of $11 million, or approximately 35 basis points; unfavorable change from new product introductions; and the higher cost from product sets. Also reflected were unfavorable changes in manufacturing costs and other, including the impacts of incremental tariffs.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales increased to 71.7% and 66.8% for the three and nine months ended March 31, 2020, respectively, as compared with 60.1% and 58.8% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2020
	Three Months Ended	Nine Months Ended
General and administrative expenses	230	20
Advertising, merchandising, sampling and product development	(260)	(100)
Selling	(180)	50
Stock-based compensation	(20)	10
Store operating costs	(30)	10
Shipping	(40)	(10)
Foreign exchange transactions	50	40
Subtotal	(250)	20
Charges associated with restructuring and other activities	10	40
Goodwill, other intangible and long-lived asset impairments	(890)	(860)
Changes in fair value of contingent consideration	(30)	—
Total	(1,160)	(800)

For the three months ended March 31, 2020, the increase in operating expense margin was primarily driven by the impact of goodwill, other intangible and long-lived asset impairments; lower net sales driven by the impact of COVID-19; continued strategic investments in advertising and promotional activities, such as digital advertising and social media spending in mainland China; and an increase in selling expenses, such as continued employee payroll costs. These increases were partially offset by the decrease in general and administrative expenses, primarily due to lower accrued employee incentive compensation as a result of the anticipated impacts of COVID-19 on the fiscal 2020 business performance.
For the nine months ended March 31, 2020, the increase in operating expense margin was driven by the impact of goodwill, other intangible and long-lived asset impairments. In addition, advertising and promotional activities increased to support new product launches, digital spending, social media and targeted expanded consumer reach, primarily in mainland China.

As previously discussed, we started to implement strict cost controls in January 2020 to help mitigate the expected loss of sales in mainland China and travel retail. Additional steps include furloughs and similar unpaid temporary leaves of absence for many point of sale employees; temporary salary reductions for senior executives and other management employees; a temporary elimination of cash retainers for the Board of Directors; and expanded cost control measures (e.g., advertising and promotion activities and consulting), the majority of which are beginning in May 2020.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$109	$674	$1,149	$2,097
$ Change from prior-year period	(565)		(948)
% Change from prior-year period	(84)%		(45)%

Operating margin	3.3%	18.0%	9.7%	18.6%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	(36)%		2%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The reported operating margin for the three and nine months ended March 31, 2020 decreased from the prior-year periods driven by the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $294 million and $1,033 million for the three and nine months ended March 31, 2020, respectively, the decrease in gross margin and the increase in operating expenses as a percentage of net sales, as previously noted.
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
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$418	$593	$1,822	$1,624
$ Change from prior-year period	(175)		198
% Change from prior-year period	(30)%		12%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration.	(19)%		16%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported skin care operating income decreased for the three months ended March 31, 2020, driven by lower results from GLAMGLOW, La Mer, Clinique and Estée Lauder, combined, of approximately $139 million. The decline in operating income from GLAMGLOW reflected the current year goodwill and other intangible asset impairments of $53 million. The lower results from La Mer reflected a decrease in gross profit and an increase in operating expenses, primarily selling expenses related to continued employee costs. The decline in operating income from Clinique reflected the decrease in net sales, partially offset by disciplined expense management to mitigate the net sales decline as a result of the COVID-19 pandemic. The lower results from Estée Lauder reflected strategic investments in advertising and promotional activities, which more than offset the brand's increase in gross profit.
Reported skin care operating income increased for the nine months ended March 31, 2020, driven by higher results from Estée Lauder and La Mer, combined, of approximately $378 million. The increases in operating income reflected higher net sales, partially offset by strategic investments in advertising and promotional activities and targeted expanded consumer reach. The increase in skin care operating income also reflected the decrease in accrued employee incentive compensation as a result of the anticipated impacts of COVID-19 on the fiscal 2020 business performance. Partially offsetting these increases were the impact of the goodwill and other intangible asset impairments relating to GLAMGLOW discussed above, lower results from Clinique reflecting the decline in net sales, and strategic investments in information systems.
Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income (loss)	$(283)	$99	$(790)	$398
$ Change from prior-year period	(382)		(1,188)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments	(96)%		(43)%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported makeup operating results decreased for the three months ended March 31, 2020, driven by lower results from Too Faced, M·A·C, Clinique, and BECCA, combined, of approximately $445 million. The lower results from Too Faced and BECCA reflected the current year goodwill and other intangible asset impairments of approximately $204 million and $49 million, respectively. The lower results from M·A·C reflected the decrease in net sales, partially offset by disciplined expense management, while the decrease in operating income from Clinique was driven primarily by the decline in net sales. Also reflected in the decrease in reported makeup operating results is the impact of long-lived asset impairments relating to COVID-19. Partially offsetting these decreases were higher results from Estée Lauder and Smashbox, combined, of approximately $64 million. The increase in operating income from Estée Lauder was due to disciplined expense management, primarily advertising and promotional activities. The fiscal 2020 third quarter results from Smashbox included $27 million of goodwill and other intangible asset impairments, and the fiscal 2019 operating results included $52 million relating to the fiscal 2019 goodwill and other intangible asset impairments. The makeup operating results also reflected the decrease in accrued employee incentive compensation as a result of the anticipated impacts of COVID-19 on the fiscal 2020 business performance.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup operating results decreased for the nine months ended March 31, 2020 driven by lower results from Too Faced, M·A·C and BECCA, combined, of approximately $1,210 million. The fiscal 2020 operating results from Too Faced and BECCA include $845 million and $117 million of goodwill and other intangible asset impairments, respectively. The lower results from M·A·C were driven by the decrease in net sales. Also reflected in the decrease in reported makeup operating results is the impact of long-lived asset impairments relating to COVID-19. Partially offsetting these decreases were higher results from Estée Lauder and La Mer, combined, of $96 million driven by the increase in net sales.
Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$—	$17	$163	$156
$ Change from prior-year period	(17)		7
% Change from prior-year period	(100)%		4%
Reported fragrance operating income decreased for the three months ended March 31, 2020, driven primarily by Jo Malone London, reflecting the decrease in net sales.
Reported fragrance operating income increased for the nine months ended March 31, 2020, primarily due to higher results from Le Labo, reflecting higher net sales due, in part, to targeted expanded consumer reach, partially offset by lower results from Clinique, reflecting lower net sales.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income (loss)	$(2)	$(2)	$10	$27
$ Change from prior-year period	—		(17)
% Change from prior-year period	—%		(63)%
Reported hair care operating results for three and nine months ended March 31, 2020 reflected lower results from Aveda and Bumble and bumble driven primarily by the decrease in net sales, offset by the decrease in accrued employee incentive compensation as a result of the anticipated impacts of COVID-19 on the fiscal 2020 business performance.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income (loss)	$(217)	$200	$(571)	$583
$ Change from prior-year period	(417)		(1,154)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	(47)%		(17)%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported operating results decreased in The Americas for the three months ended March 31, 2020, primarily due to the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $294 million, as previously discussed, and the decrease in net sales, partially offset by a decrease in accrued employee incentive compensation as a result of the anticipated impacts of COVID-19 on the fiscal 2020 business performance and disciplined expense management.
Reported operating results decreased for the nine months ended March 31, 2020, primarily due to the decrease in net sales, year-over-year impact of goodwill, other intangible and long-lived asset impairments of $1,033 million, as previously discussed, and higher expenses relating primarily to professional service fees, enhanced capabilities in select corporate functions to support our strategic initiatives, and investments in information systems. Partially offsetting these decreases was higher intercompany royalty income, reflecting the value created in The Americas, given the growth of our travel retail business, and a decrease in accrued employee incentive compensation, as discussed above.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$202	$265	$1,084	$940
$ Change from prior-year period	(63)		144
% Change from prior-year period	(24)%		15%
Reported operating income decreased in Europe, the Middle East & Africa for the three months ended March 31, 2020, reflecting lower results from the United Kingdom and Russia, combined, of approximately $45 million, primarily due to the decrease in net sales. Partially offsetting the decrease in net sales from the United Kingdom were lower operating expenses due to disciplined expense management, most notably, strategic selling efficiencies.
Reported operating income increased for the nine months ended March 31, 2020, reflecting higher results from our travel retail business, offset by lower results from the United Kingdom, combined, of approximately $171 million. The higher results from our travel retail business were primarily due to higher net sales, partially offset by strategic investment spending in advertising and promotional activities. The lower results from the United Kingdom were driven by the decrease in net sales, partially offset by lower operating expenses due to disciplined expense management, most notably, selling efficiencies.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$149	$244	$699	$691
$ Change from prior-year period	(95)		8
% Change from prior-year period	(39)%		1%
Reported operating income decreased in most markets in Asia/Pacific for the three months ended March 31, 2020, led by Hong Kong, mainland China, Japan, Korea and Singapore, combined, of approximately $91 million. The operating income decreased in Hong Kong, driven by lower net sales, partially offset by disciplined expense management. The lower results from mainland China were primarily driven by an increase in operating expenses, most notably, advertising and promotional activities to support digital advertising, social media and targeted expanded consumer reach, selling expenses relating to continued employee costs, and shipping costs in line with the net sales growth in the online channel. The lower results from Japan reflected an increase in operating expenses, primarily advertising and promotional activities and selling expenses, and a decrease in net sales. The decrease in operating income from Korea was driven by an increase in operating expenses relating to the fiscal 2020 second quarter acquisition of Have & Be, which included incremental amortization expense related to acquired intangible assets. The lower results from Singapore were primarily driven by a decrease in net sales.
Reported operating income increased for the nine months ended March 31, 2020, led by higher results in mainland China of approximately $96 million, driven by net sales growth. The net sales increases in mainland China were partially offset by an increase in advertising and promotional activities to support digital advertising, social media and targeted expanded consumer reach. The growth in operating income was offset by lower results in Hong Kong and Japan, combined, of approximately $78 million. The operating income decreased in Hong Kong driven by lower net sales, partially offset by disciplined expense management. The lower results from Japan reflected an increase in operating expenses, primarily advertising and promotional activities and selling expenses.
INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2020	2019	2020	2019
Interest expense	$42	$32	$112	$101
Interest income and investment income, net	$14	$15	$41	$42
Interest expense increased for both periods primarily due to the issuance of additional long-term debt in November 2019.
OTHER INCOME, NET
On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on our previously held equity method investment of $553 million is included in Other income, net in the accompanying consolidated statements of earnings for the nine months ended March 31, 2020.
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, we transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, we recognized a foreign currency gain of $23 million, which is also included in Other income, net in the accompanying consolidated statements of earnings for the nine months ended March 31, 2020. See Notes to Consolidated Financial Statements, Note 2 – Acquisition of Business for additional information.

THE ESTÉE LAUDER COMPANIES INC.
The Tax Cuts and Jobs Act (the “TCJA”), which was enacted on December 22, 2017, presented us with opportunities to manage cash and investments more efficiently on a global basis. Accordingly, during fiscal 2019, as part of the assessment of those opportunities, we sold our available-for-sale securities, which liquidated our investment in the foreign subsidiary that owned those securities. As a result, we recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI and are reflected in Other income, net. See Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for further information.
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

	Three Months Ended March 31		Nine Months Ended March 31
	2020	2019	2020	2019
Effective rate for income taxes	105.0%	23.4%	30.0%	22.4%
Basis-point change from the prior-year period	8,160		760

The increase in the effective tax rate in both periods was primarily attributable to the impact of nondeductible goodwill impairment charges associated with our Too Faced, BECCA and Smashbox reporting units, a higher effective tax rate on our foreign operations and the lower amount of earnings before income taxes, which increases the impact of the nondeductible charges.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2020	2019	2020	2019
As Reported:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(6)	$555	$1,146	$1,628
$ Change from prior-year period	(561)		(482)
% Change from prior-year period	(100+)%		(30)%
Diluted net earnings (loss) per common share	$(0.02)	$1.51	$3.12	$4.39
% Change from prior-year period	(100+%)		(29)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, other income, net, changes in fair value of contingent consideration, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	(45)%		(1)%
______________________________________________
(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings (loss) per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; long-lived asset impairments relating to COVID-19; other income, net; the changes in the fair value of contingent consideration; the Transition Tax; the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date; the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA; and the effects of foreign currency translation.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Variance	% Change	% Change in Constant Currency
($ in millions, except per share data)	2020	2019
Net sales, as reported	$3,345	$3,744	$(399)	(11)%	(9)%
Returns associated with restructuring and other activities	—	2	(2)
Net sales, as adjusted	$3,345	$3,746	$(401)	(11)%	(10)%

Operating income, as reported	$109	$674	$(565)	(84)%	(83)%
Charges associated with restructuring and other activities	25	35	(10)
Goodwill, other intangible and long-lived asset impairments	346	52	294
Changes in fair value of contingent consideration	(2)	(9)	7
Operating income, as adjusted	$478	$752	$(274)	(36)%	(36)%

Diluted net earnings (loss) per common share, as reported	$(.02)	$1.51	$(1.53)	(100+)%	(100)%
Charges associated with restructuring and other activities	.05	.07	(.02)
Goodwill, other intangible and long-lived asset impairments	.83	.14	.69
Other income, net	—	(.15)	.15
Changes in fair value of contingent consideration	(.01)	(.02)	.01
Diluted net earnings (loss) per common share, as adjusted	$.85	$1.55	$(.70)	(45)%	(45)%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31		Variance	% Change	% Change in Constant Currency
	2020	2019
Net sales, as reported	$11,864	$11,273	$591	5%	6%
Returns associated with restructuring and other activities	—	2	(2)
Net sales, as adjusted	$11,864	$11,275	$589	5%	6%

Operating income, as reported	$1,149	$2,097	$(948)	(45)%	(44)%
Charges associated with restructuring and other activities	63	117	(54)
Goodwill, other intangible and long-lived asset impairments	1,123	90	1,033
Changes in fair value of contingent consideration	(9)	(18)	9
Operating income, as adjusted	$2,326	$2,286	$40	2%	2%

Diluted net earnings (loss) per common share, as reported	$3.12	$4.39	$(1.27)	(29)%	(28)%
Charges associated with restructuring and other activities	.14	.26	(.12)
Goodwill, other intangible and long-lived asset impairments	2.62	.23	2.39
Other income, net	(1.23)	(.15)	(1.08)
Changes in fair value of contingent consideration	(.02)	(.04)	.02
Transition Tax resulting from the TCJA	—	(.03)	.03
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	—	.02	(.02)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	—	.02	(.02)
Diluted net earnings (loss) per common share, as adjusted	$4.63	$4.70	$(.07)	(1)%	(1)%
As diluted net earnings (loss) per common share, as adjusted, is used as a measure of the Company’s performance, we consider the impact of current and deferred income taxes when calculating the per-share impact of each of the reconciling items.

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Variance
By Product Category:
Skin Care	$1,723	$1,744	$(21)	$19	$(2)	(1)%	—%
Makeup	1,146	1,461	(315)	19	(296)	(22)	(20)
Fragrance	349	392	(43)	5	(38)	(11)	(10)
Hair Care	119	136	(17)	1	(16)	(13)	(12)
Other	8	13	(5)	—	(5)	(38)	(38)
	3,345	3,746	(401)	44	(357)	(11)	(10)
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$3,345	$3,744	$(399)	$44	$(355)	(11)%	(9)%

By Region:
The Americas	$892	$1,155	$(263)	$2	$(261)	(23)%	(23)%
Europe, the Middle East & Africa	1,525	1,625	(100)	17	(83)	(6)	(5)
Asia/Pacific	928	966	(38)	25	(13)	(4)	(1)
	3,345	3,746	(401)	44	(357)	(11)	(10)
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$3,345	$3,744	$(399)	$44	$(355)	(11)%	(9)%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019	Variance
By Product Category:
Skin Care	$5,770	$4,962	$808	$45	$853	16%	17%
Makeup	4,249	4,427	(178)	45	(133)	(4)	(3)
Fragrance	1,392	1,401	(9)	14	5	(1)	—
Hair Care	417	433	(16)	2	(14)	(4)	(3)
Other	36	52	(16)	—	(16)	(31)	(31)
	11,864	11,275	589	106	695	5	6
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$11,864	$11,273	$591	$106	$697	5%	6%

By Region:
The Americas	$3,278	$3,609	$(331)	$(3)	$(334)	(9)%	(9)%
Europe, the Middle East & Africa	5,281	4,825	456	53	509	9	11
Asia/Pacific	3,305	2,841	464	56	520	16	18
	11,864	11,275	589	106	695	5	6
Returns associated with restructuring and other activities	—	(2)	2	—	2
Total	$11,864	$11,273	$591	$106	$697	5%	6%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration:

	As Reported
($ in millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Variance	Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$418	$593	$(175)	$54	$7	$(114)	(30)%	(19)%
Makeup	(283)	99	(382)	237	—	(145)	(100+)	(96)
Fragrance	—	17	(17)	2	—	(15)	(100)	(100)
Hair Care	(2)	(2)	—	1	—	1	—	50
Other	1	2	(1)	—	—	(1)	(50)	(50)
	134	709	(575)	$294	$7	$(274)	(81)%	(36)%
Charges associated with restructuring and other activities	(25)	(35)	10
Total	$109	$674	$(565)

By Region:
The Americas	$(217)	$200	$(417)	$294	$7	$(116)	(100+)%	(47)%
Europe, the Middle East & Africa	202	265	(63)	—	—	(63)	(24)	(24)
Asia/Pacific	149	244	(95)	—	—	(95)	(39)	(39)
	134	709	(575)	$294	$7	$(274)	(81)%	(36)%
Charges associated with restructuring and other activities	(25)	(35)	10
Total	$109	$674	$(565)

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
($ in millions)	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019	Variance
By Product Category:
Skin Care	$1,822	$1,624	$198	$54	$10	$262	12%	16%
Makeup	(790)	398	(1,188)	976	—	(212)	(100+)	(43)
Fragrance	163	156	7	2	(1)	8	4	5
Hair Care	10	27	(17)	1	—	(16)	(63)	(59)
Other	7	9	(2)	—	—	(2)	(22)	(22)
	1,212	2,214	(1,002)	$1,033	$9	$40	(45)%	2%
Charges associated with restructuring and other activities	(63)	(117)	54
Total	$1,149	$2,097	$(948)

By Region:
The Americas	$(571)	$583	$(1,154)	$1,033	$11	$(110)	(100+)%	(17)%
Europe, the Middle East & Africa	1,084	940	144	—	(2)	142	15	15
Asia/Pacific	699	691	8	—	—	8	1	1
	1,212	2,214	(1,002)	$1,033	$9	$40	(45)%	2%
Charges associated with restructuring and other activities	(63)	(117)	54
Total	$1,149	$2,097	$(948)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2020, we had cash and cash equivalents of $4,876 million compared with $2,987 million at June 30, 2019. In light of continued global uncertainty due to the spread of COVID-19, we issued $700 million of Senior Notes in April 2020 and borrowed the full amount under our $1,500 million revolving credit facility. These actions further enhance our flexibility and liquidity at this time. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available-for-sale securities, available credit lines and access to credit markets will be adequate to support seasonal working capital needs, currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. See Overview – COVID-19 Business Update for actions taken by us, in response to the impact of COVID-19 on our business, to help mitigate the expected loss of sales and to conserve cash.

THE ESTÉE LAUDER COMPANIES INC.
The TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion related to certain foreign earnings, and we continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. Our cash and cash equivalents balance at March 31, 2020 includes cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.
The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 24, 2020, our long-term debt is rated A+ with a negative outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At March 31, 2020, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (12)	$635	$—	$635
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (12)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (12)	456	—	456
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (12)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (12)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (7), (12)	640	—	640
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (8), (12)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (9), (12)	494	—	494
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (10), (12)	259	—	259
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (11), (12)	454	—	454
Commercial paper that matures through April 2020 (1.53% average interest rate)	—	200	200
Revolving credit facility	—	1,300	1,300
Other borrowings	6	27	33
	$4,674	$1,527	$6,201
______________________________________________
(1)Consists of $650 million principal, unamortized debt discount of $8 million and debt issuance costs of $7 million.
(2)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(3)Consists of $450 million principal, net unamortized debt premium of $11 million and debt issuance costs of $5 million.
(4)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(5)Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(6)Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(7)Consists of $650 million principal, unamortized debt discount of $6 million and debt issuance costs of $4 million.
(8)Consists of $500 million principal and debt issuance costs of $2 million.
(9)Consists of $500 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(10)Consists of $250 million principal, a $10 million adjustment to reflect the fair value of interest rate swaps and debt issuance cost of $1 million.
(11)Consists of $450 million principal and a $4 million adjustment to reflect the fair value of interest rate swaps.
(12)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
In April 2020, we completed a public offering of $700 million aggregate principal amount of our 2.600% Senior Notes due April 15, 2030. We intend to use the proceeds from this offering for general corporate purposes, which may include operating expenses, working capital, capital expenditures and redemption and repayment of short-term or long-term borrowings, including outstanding commercial paper as it matures. Also in April 2020, we repaid the $200 million in commercial paper that was outstanding at March 31, 2020 and borrowed the remaining $200 million under our existing $1,500 million revolving credit facility.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 59% and 44% at March 31, 2020 and June 30, 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Nine Months Ended March 31
(In millions)	2020	2019
Net cash provided by operating activities	$1,945	$1,756
Net cash provided by (used for) investing activities	$(1,557)	$774
Net cash provided by (used for) financing activities	$1,525	$(1,814)

The change in net cash flows from operations primarily reflected the favorable net change in working capital, in particular accounts receivable and inventory partially offset by accounts payable. Also partially offsetting the improvement in cash flows from operations was lower accrued employee incentive compensation as a result of the anticipated impacts of COVID-19 on the fiscal 2020 business performance.
The change in net cash flows from investing activities primarily reflected cash paid in connection with the fiscal 2020 second quarter acquisition of Have & Be, as well as lower proceeds from the sale of investments due to the prior-year liquidation of our foreign subsidiary that owned our available-for-sale securities.
The change in net cash flows from financing activities primarily reflected proceeds from the November 2019 issuance of long-term debt, changes in short-term debt, reflecting current borrowings under our existing revolving credit facility and the issuance of commercial paper, and lower treasury stock purchases, partially offset by the repayment of the 2020 Senior Notes in the current year.
Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2020, see Notes to Consolidated Financial Statements, Note 14 – Equity. As noted in the Overview – COVID-19 Business Update, we have suspended the quarterly cash dividend that would have been paid in June 2020.
Pension and Post-retirement Plan Funding
There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Commitments, Contractual Obligations and Contingencies
There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 11 – Contingencies.
Derivative Financial Instruments and Hedging Activities
For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 7 – Derivative Financial Instruments.
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 7 – Derivative Financial Instruments (Cash Flow Hedges, Net Investment Hedges).
Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 7 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net increase (decrease) in the fair value of our portfolio of approximately $(230) million and $48 million as of March 31, 2020 and June 30, 2019, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase (decrease) by approximately $10 million and $(16) million as of March 31, 2020 and June 30, 2019, respectively.
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
(1)increased competitive activity from companies in the skin care, makeup, fragrance and hair care businesses;
(2)our ability to develop, produce and market new products on which future operating results may depend and to successfully address challenges in our business;
(3)consolidations, restructurings, bankruptcies and reorganizations in the retail industry causing a decrease in the number of stores that sell our products, an increase in the ownership concentration within the retail industry, ownership of retailers by our competitors or ownership of competitors by our customers that are retailers and our inability to collect receivables;
(4)destocking and tighter working capital management by retailers;
(5)the success, or changes in timing or scope, of new product launches and the success, or changes in timing or scope, of advertising, sampling and merchandising programs;
(6)shifts in the preferences of consumers as to where and how they shop;
(7)social, political and economic risks to our foreign or domestic manufacturing, distribution and retail operations, including changes in foreign investment and trade policies and regulations of the host countries and of the United States;
(8)changes in the laws, regulations and policies (including the interpretations and enforcement thereof) that affect, or will affect, our business, including those relating to our products or distribution networks, changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;
(9)foreign currency fluctuations affecting our results of operations and the value of our foreign assets, the relative prices at which we and our foreign competitors sell products in the same markets and our operating and manufacturing costs outside of the United States;
(10)changes in global or local conditions, including those due to the volatility in the global credit and equity markets, natural or man-made disasters, real or perceived epidemics, or energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers, suppliers or other contract counterparties, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the returns that we are able to generate on our pension assets and the resulting impact on funding obligations, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;
(11)impacts attributable to the coronavirus outbreak, which has become the COVID-19 pandemic, including disruptions to our global business;

THE ESTÉE LAUDER COMPANIES INC.
(12)shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture our products or at our distribution or inventory centers, including disruptions that may be caused by the implementation of information technology initiatives, or by restructurings;
(13)real estate rates and availability, which may affect our ability to increase or maintain the number of retail locations at which we sell our products and the costs associated with our other facilities;
(14)changes in product mix to products which are less profitable;
(15)our ability to acquire, develop or implement new information and distribution technologies and initiatives on a timely basis and within our cost estimates and our ability to maintain continuous operations of such systems and the security of data and other information that may be stored in such systems or other systems or media;
(16)our ability to capitalize on opportunities for improved efficiency, such as publicly-announced strategies and restructuring and cost-savings initiatives, and to integrate acquired businesses and realize value therefrom;
(17)consequences attributable to local or international conflicts around the world, as well as from any terrorist action, retaliation and the threat of further action or retaliation;
(18)the timing and impact of acquisitions, investments and divestitures; and
(19)additional factors as described in our filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
We assume no responsibility to update forward-looking statements made herein or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption Liquidity and Capital Resources - Market Risk and is incorporated herein by reference.
Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures, including impacts of COVID-19, as of March 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of the Company’s review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 11 – Contingencies.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2020	202,349	$204.55	183,303	34,876,924
February 2020	135,300	201.35	135,300	34,741,624
March 2020	763	188.01	—	34,741,624
	338,412	203.23	318,603
______________________________________________
(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors last authorized an increase to the share repurchase program by 40.0 million shares on October 31, 2018. Our repurchase program does not have an expiration date.
Beginning in early February 2020, the Company temporarily suspended its repurchase of shares of the Company's Class A Common Stock, and may resume repurchases in the future.

THE ESTÉE LAUDER COMPANIES INC.
Item 6. Exhibits.

Exhibit Number	Description

4.1
Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.2	Global Note for the 2.600% Senior Notes due 2030 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

10.1	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (SEC File No. 1-14064).

10.2	Amendment to Employment Agreement with Leonard A. Lauder dated May 1, 2020 (SEC File No. 1-14064).†

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 is formatted in iXBRL
______________________________________________
*   Incorporated herein by reference.
†   Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/TRACEY T. TRAVIS
Date: May 1, 2020		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)