Form 10-K
period 2020-06-30
ESTEE LAUDER COMPANIES INC
filed 2020-08-28
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $45 billion at December 31, 2019 (the last business day of the registrant’s most recently completed second quarter).*
At August 20, 2020, 225,569,212 shares of the registrant’s Class A Common Stock, $.01 par value, and 135,235,429 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 10, 2020	Part III
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
PART I

Item 1.  Business.
The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers and marketers of quality skin care, makeup, fragrance and hair care products. Our products are sold in approximately 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Too Faced and Dr. Jart+. We are also the global licensee for fragrances, cosmetics and/or related products sold under various designer brand names. Each brand is distinctly positioned within the market for cosmetics and other beauty products.
We believe we are a leader in the beauty industry due to the global recognition of our brand names, our leadership in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services. We sell our prestige products through distribution channels that complement the luxury image and prestige status of our brands. Our products are sold on our own and authorized retailer websites, on third-party online malls, in stores in airports, in duty-free locations and in our own and authorized freestanding stores. In addition, our products are sold in brick-and-mortar retail stores, including department stores, specialty-multi retailers, upscale perfumeries and pharmacies and prestige salons and spas. We believe that our strategy of pursuing selective distribution strengthens our relationships with retailers and consumers, enables our brands to be among the best-selling product lines at the stores and online, and heightens the aspirational quality of our brands.
For a discussion of recent developments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.
The discussion of our net sales and operating results is based on specific markets in commercially concentrated locations, which may include separate discussions on territories within a country. For segment and geographical area financial information, see Item 8. Financial Statements and Supplementary Data – Note 22 – Segment Data and Related Information.
We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 20, 2020, shares of Class A Common Stock and Class B Common Stock having approximately 86% of the outstanding voting power of the Common Stock.

Products

Net Sales by Product Category
1%
4%
13%
41%
41%
FY 2018
1%
4%
12%
44%
39%
FY 2019
0%
4%
11%
52%
33%
FY 2020
Skin Care
Makeup
Fragrance
Hair Care
Other

Skin Care - Our broad range of skin care products addresses various skin care needs. These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne care and oil correctors, facial masks, and sun care products.
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

Our Brands
Given the personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands in the market. Beauty brands are differentiated by numerous factors, including quality, performance, a particular lifestyle, where they are distributed (e.g., prestige or mass) and price point. Below is a chart showing most of the brands that we sell and how we view them based on lifestyle and price point:

Premium
LA MER
EDITIONS DE PARFUMS FREDERIC MALLE
Kilian PERFUME AS AN ART
TOM FORD BEAUTY
LE LABO GRASSE – NEW YORK
AERIN BEAUTY
JO MALONE LONDON
RODIN olio lusso
DARPHIN PARIS
BOBBI BROWN
Bumble and bumble.
ESTĒE LAUDER
AVEDA THE ART AND SCIENCE OF PURE FLOWER AND PLANT ESSENCES
Classic
Progressive
Ermenegildo Zegna PARFUMS
MICHAEL KORS
DONNA KARAN NEW YORK
Kiton
DKNY DONNA KARAN NEW YORK
HOLLYWOOD, CALIFORNIA GLAMGLOW
LAB SERIES SKINCARE FOR MEN
PRESCRIPTIVES
ORIGINS
Dr.Jart+
BECCA
smashbox
Too Faced
aramis
CLINIQUE Allergy Tested. 100% Fragrance Free.
M·A·C
TOMMY HILFIGER
Entry Price Point

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

M·A·C, the leading brand of professional cosmetics, was created in Toronto, Canada. We completed our acquisition of M·A·C in 1998. The brand’s popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists, models, photographers and journalists around the world.

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

Acquired in 2019, Dr. Jart+ is a Seoul-based, global skin care brand known for its innovative formulations and unique combination of dermatological science and art. Its high-quality masks, moisturizers and serums are distributed primarily through travel retail, specialty-multi and online channels.

Under exclusive global license arrangements with Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Ermenegildo Zegna, we manage a diversified designer fragrance portfolio.

In addition to the brands described above, we manufacture and sell products under the Prescriptives, RODIN olio lusso and Do The Right Thing brands. We also develop and sell products under a license from Kiton.
We also have minority investments in (i) a company based in Canada that manufactures, markets and sells skin care and other products under a number of brand names, including The Ordinary, primarily in North America, the United Kingdom and Europe, and (ii) a company based in India that manufactures, markets and sells Ayurvedic skin care and other products under the Forest Essentials brand name, primarily in India.
Our “heritage brands” are Estée Lauder, Clinique and Origins. Our “makeup artist brands” are M·A·C and Bobbi Brown. Our “luxury brands” are La Mer, Jo Malone London, Tom Ford, AERIN, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle and By Kilian. Our “designer fragrances” are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Kiton and Ermenegildo Zegna brand names, which we license from their respective owners.

Distribution
We sell our prestige products through distribution channels that complement the luxury image and prestige status of our brands. Our products are sold on our own and authorized retailer websites, on third-party online malls, in stores in airports, in duty-free locations and in our own and authorized freestanding stores. In addition, our products are sold in brick-and-mortar retail stores, including department stores, specialty-multi retailers, upscale perfumeries and pharmacies and prestige salons and spas. Our general practice is to accept returns of our products from customers if properly requested and approved.
In fiscal 2020, we continued to strategically open new points of distribution globally, and exited certain locations when appropriate.
As of June 30, 2020, we operated approximately 1,600 freestanding stores. Most are operated under a single brand name, such as M·A·C, Jo Malone London, Aveda, Origins or Le Labo. There are also more than 800 Company-branded freestanding stores around the world operated by authorized third parties, primarily in Europe, the Middle East & Africa.
Products from most of our brands are sold online through Company-owned and operated e-commerce and m-commerce sites, through various sites operated by authorized retailers and through third-party online malls. These sites and/or malls are in approximately 50 countries. While today a majority of these online sales are generated in mainland China, the United States and the United Kingdom, we have additional opportunity to expand online sales globally.
We maintain dedicated sales teams that manage our retail accounts. We have wholly owned operations in over 50 countries, and two controlling interests that operate in several countries, through which we market, sell and distribute our products. In certain countries, we sell our products through carefully selected distributors who we believe share our commitment to protecting the image and position of our brands. In addition, we sell certain products in select domestic and international U.S. military exchanges. For information regarding our net sales and long-lived assets by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 22 – Segment Data and Related Information.
Customers
Our strategy is to build strong relationships globally with select retailers, and our senior management works with executives of our major retail accounts on a regular basis. We believe we are viewed as an important supplier to these customers. In addition, we connect with our consumers directly through freestanding stores, e-commerce sites and social media to build a robust omnichannel experience.

Marketing
Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories. Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies where our global reputation and awareness of our brands benefit us. Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local relevance, inclusiveness and appeal. This strategy is built around “Bringing the Best to Everyone We Touch.” Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high-quality products as the foundation for a solid and loyal consumer base. Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application. As our business has grown and channel mix has evolved, we have further expanded our marketing philosophy and “High-Touch” execution to build both online and offline personalized consumer experiences through both digital and physical demonstration, targeted digital media and tailored trial-to-loyalty pathways. We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” consumer engagement and a diversified portfolio of brands, channels and geographies.

Our marketing strategies vary by brand, local market and distribution channel. We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s equity, distribution, product focus, understanding of the core consumer and local relevance. This enables us to elevate the consumer experience as we attract new consumers, create trial, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors. Hero products are at the core of the brand marketing strategies and have become the key drivers of repeat sales and loyalty. Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively. This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods. Most of our creative marketing work is done by in-house teams, in collaboration with external resources, that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand. For a number of products, we create and deploy 360° integrated consumer engagement programs. We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites through digital and social media, magazines and newspapers, television, billboards in cities and airports, and direct mail and email. In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.
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
Promotional activities, in-store displays, and online navigation are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings from the respective brands. Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as sampling programs, including purchase with purchase and gift with purchase. Sampling is a key promotional activity as the quality and perceived benefits of sample products are very effective inducements to purchases by new and existing consumers. Such activities attract consumers to our counters and websites and keep existing consumers engaged. Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty advisors and makeup artists at the points of sale to enable us to offer a seamless experience across channels of distribution.

The COVID-19 pandemic has had a significant impact on consumer behaviors and has accelerated the trend for a digital-first consumer journey and e-commerce. This provided a catalyst for redesigning each brand's high-touch experience and accelerated the implementation of new direct-to-consumer business models and consumer engagement programs, such as selling through social media and web conferencing platforms ("Social Selling"). These models and programs provide distinct one-to-one and one-to-many high-touch omnichannel services and personalized experiences by leveraging technology and our talented beauty advisors, consultants, and makeup artists.
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
We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities across various aspects of our business. During fiscal 2020, we improved our remote working infrastructure and resilience plans, deployed capabilities to enhance data analytics, launched new marketing capabilities to drive deeper consumer engagement and elevated the in-store experience through innovative technologies. Over the next few years, we plan to expand our seamless omni-retail capabilities, expand our Social Selling, create manufacturing and distribution facilities of the future powered by technology and utilize predictive analytics to optimize our supply and demand planning.
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
Our research and development costs totaled $228 million, $202 million and $181 million in fiscal 2020, 2019 and 2018, respectively, and are expensed as incurred. As of June 30, 2020, we had approximately 930 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.
Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in the United States, Belgium, Switzerland, the United Kingdom and Canada and leverage global third-party manufacturing networks. We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency and reduce costs. Our plants are modern, and our manufacturing processes are substantially automated. While we believe that our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time to time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe, this will not impact our ability to meet our annual or longer-term strategic objectives. To capitalize on innovation and other supply chain benefits, we continue to utilize a network of third-party manufacturers on a global basis.
We have established a flexible global distribution network of logistic providers that are managed by us or third parties. The network is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers.

We continue to focus on citizenship and sustainability across our operations. Focus areas include employee safety and minimizing our impact on the environment. This is achieved, in part, through investment in equipment meeting safety regulations while enhancing the work environment through safe practices and capabilities. Our equipment and buildings are also continually improved to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, zero industrial waste to landfill and investment in renewable energy sources.
The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals. We also purchase packaging components that are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations function. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency and reducing costs. In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies, lead-time reduction and reduced carbon footprint. Some of our products rely on a single or limited number of suppliers; however, we believe that our portfolio of suppliers has adequate resources and facilities to overcome most unforeseen interruptions of supply. In the past, we have been able to obtain an adequate supply of essential raw materials and currently believe we have adequate sources of supply for virtually all components of our products. To further ensure the adequacy of supply, we utilize sophisticated planning tools and deploy various tactics such as strategic inventory buffer and multi-sourcing solutions.
We are continually benchmarking the performance of our supply chain, and we augment our supply base and adjust our distribution networks and manufacturing footprint based upon the changing needs of the business. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.
As a response to the COVID-19 pandemic, we have leveraged our network of global supply, manufacturing and distribution, to help mitigate disruption to our supply chain and help enable our expected return to normal operations.
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

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; Shiseido Company, Ltd.; Coty, Inc.; LVMH Moët Hennessey Louis Vuitton; Beiersdorf; Chanel S.A.; Kao Corp; and Amorepacific Corp. We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Clinique, Aramis, Prescriptives, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, Le Labo, RODIN olio lusso, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA, Too Faced, Dr. Jart+ and the names of many of the products sold under these brands. We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Kiton, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna and AERIN. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements. We protect our trademarks in the United States and significant markets worldwide. We consider the protection of our trademarks to be important to our business.

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

Employees

At June 30, 2020, we had approximately 48,000 full-time employees worldwide (including demonstrators at points of sale who are employed by us). We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by a works council agreement or other syndicate arrangements.

Government Regulation
We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold. Such regulations relate to a wide range of matters including ingredients, manufacturing, labeling, packaging, marketing, advertising, transport, the environment and the sale, disposal and safety of our products. There are no material capital expenditures for environmental control facilities either planned in the current year or expected in the near future. Compliance with environmental laws and regulations is not expected to have a material adverse effect on the Company’s capital expenditures, earnings or competitive position.

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year. The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by consumers for special events and by retailers for holiday selling seasons. Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

Availability of Reports

We make available financial information, news releases and other information on our website: www.elcompanies.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge via the EDGAR database at www.sec.gov or our website, as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the Securities and Exchange Commission. Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 to obtain a hard copy of these reports without charge.
Corporate Governance Guidelines and Code of Conduct
The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management. These practices are set forth in our Corporate Governance Guidelines. We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer, the Chief Financial Officer and other senior financial officers. These documents and any waiver of a provision of the Code granted to any senior officer or director or any material amendment to the Code may be found in the “Investors” section of our website: www.elcompanies.com under the heading “Corporate Governance.” The charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee may be found in the same location on our website. Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 to obtain a hard copy of these documents without charge.

Information about our Executive Officers*

Name	Age	Position(s) Held
John Demsey	64	Executive Group President
Fabrizio Freda	62	President, Chief Executive Officer and a Director
Carl Haney	57	Executive Vice President, Global Research and Development, Corporate Product Innovation, Package Development
Jane Hertzmark Hudis	60	Executive Group President
Leonard A. Lauder	87	Chairman Emeritus and a Director
Ronald S. Lauder	76	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	60	Executive Chairman and a Director
Sara E. Moss	73	Vice Chairman
Michael O’Hare	52	Executive Vice President – Global Human Resources
Gregory F. Polcer	65	Executive Vice President – Global Supply Chain
Cedric Prouvé	60	Group President – International
Deirdre Stanley	55	Executive Vice President and General Counsel
Tracey T. Travis	58	Executive Vice President and Chief Financial Officer
Alexandra C. Trower	55	Executive Vice President – Global Communications
*as of August 20, 2020
All of the executive officers named above have been employees of the Company for more than five years, with the exception of Deirdre Stanley. Ms. Stanley joined the Company in 2019. Previously, she served as General Counsel for The Thomson Reuters Corporation, a provider of business information services, and its predecessor company for 17 years.

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Senior International Partner, WilmerHale, a law firm
Rose Marie Bravo, CBE	Retail and Marketing Consultant
Wei Sun Christianson	Managing Director and Co-Chief Executive Officer of Asia Pacific and Chief Executive Officer of China at Morgan Stanley, a global financial services firm
Lynn Forester de Rothschild	Chair, E.L. Rothschild LLC, a private investment company
Fabrizio Freda	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Irvine O. Hockaday, Jr.	Former President and Chief Executive Officer, Hallmark Cards, Inc.
Jennifer Hyman	Co-Founder and Chief Executive Officer, Rent the Runway, Inc., a company that rents designer clothing and accessories to women
Jane Lauder	Executive Vice President, Enterprise Marketing and Chief Data Officer, The Estée Lauder Companies Inc.
Leonard A. Lauder	Chairman Emeritus, The Estée Lauder Companies Inc.
Ronald S. Lauder	Chairman, Clinique Laboratories, LLC
William P. Lauder	Executive Chairman, The Estée Lauder Companies Inc.
Richard D. Parsons	Senior Advisor, Providence Equity Partners LLC, a global private equity and investment firm, and co-founder and partner of Imagination Capital LLC, a venture capital firm
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm
Jennifer Tejada	Chief Executive Officer and Chair, PagerDuty, Inc., a digital operations management platform
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm
*as of August 20, 2020

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
We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some competitors have greater resources than we do, some others are newer companies (some backed by private-equity investors), and some are competing in distribution channels where we are less represented. In some cases, our competitors may be able to respond to changing business and economic conditions more quickly than us. Competition in the beauty business is based on a variety of factors including pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.
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
In key markets, such as the United States, we have seen a decline in retail traffic in our department store customers and in our freestanding stores. We continue to see the shift in consumer preference to the online channel, which accelerated in response to COVID-19. Consolidation or liquidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities), enter bankruptcy (or similar proceedings) or if our relationship with any large customer is changed or terminated for any reason, there could be a material adverse effect on our business.

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
Acquisitions including strategic investments or alliances entail numerous risks, which may include:
•difficulties in integrating acquired operations or products, including the loss of key employees from, or customers of, acquired businesses;
•diversion of management’s attention from our existing businesses;
•adverse effects on existing business relationships with suppliers and customers;
•adverse impacts of margin and product cost structures different from those of our current mix of business; and
•risks of entering distribution channels, categories or markets in which we have limited or no prior experience.
Our failure to successfully complete the integration of any acquired business or to achieve the long-term plan for such business, as well as any other adverse consequences associated with our acquisition and investment activities, could have a material adverse effect on our business.
Completed acquisitions typically result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required at least annually, or as facts and circumstances exist, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets with indefinite lives and the fair value of the goodwill or the fair value of other intangible assets with indefinite lives in the period the determination is made. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our business.
Our business could be negatively impacted by corporate citizenship and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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
In addition, sudden disruptions in local or global business conditions, for example, from events such as a pandemic or other health issues, geo-political or local conflicts, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending.
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
Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world could have a material adverse effect on our business. While we typically generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets or an adverse change in our credit ratings could make future financing difficult or more expensive. If any financial institutions that are parties to our revolving credit facility or other financing arrangements, such as foreign exchange or interest rate hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain foreign currency or interest rate exposures which could have a material adverse effect on our business.
The extent to which the COVID-19 pandemic could materially adversely affect our financial results will depend on future developments that are highly uncertain and difficult to predict.
The outbreak and global spread of COVID-19 has significantly disrupted our operating environment, including retail stores, travel retail, manufacturing, distribution, and the ability of many of our customers to operate. We have also seen shifts in consumer preferences and practices.

There is considerable uncertainty regarding this pandemic, including measures being taken by various authorities and others to try to contain the pandemic, as well as the timing of the identification and distribution of any vaccine or cure. We are modifying our business practices, including in response to legislation, executive orders and guidance from government entities and healthcare authorities. Some of these changes to our business practices create operational challenges and may adversely impact our business. As we continue to monitor COVID-19 developments, including the impacts on our consumers, customers and suppliers, we have taken and will continue to take further measures. Some of the actions we take could adversely impact our business, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of COVID-19.

The pandemic has significantly increased economic uncertainty, raising concerns about an economic slowdown and the possibility of a global recession. History has not provided any comparable recent events that provide guidance concerning the impacts of a global pandemic like COVID-19. The degree to which COVID-19 impacts our business will depend on future developments that are highly uncertain and cannot be predicted, many of which are outside our control, including the identification and distribution of any vaccine or cure and to what extent there are sustainable improvements in the retail environment and general economic conditions.

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
Disputes and other legal or regulatory proceedings could adversely affect our financial results.
We are, and may in the future become, party to litigation, other disputes or regulatory proceedings across a wide range of matters, including ones relating to employment, real estate, environmental, regulatory, advertising, trade relations, tax, privacy and product liability matters (including asbestos-related claims). In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming to bring or defend against and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters on our business could be material.
Government reviews, inquiries, investigations and actions could harm our business.
As we operate in various locations around the world, our operations are subject to governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we may receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with local laws, regulations or standards. Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could negatively impact us in a number of ways, including the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, or similar results, all of which could potentially harm our business. Regardless of the outcomes, these reviews, inquiries, investigations and actions could create negative publicity which could harm our business.
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
We operate on a global basis, with a majority of our fiscal 2020 net sales and operating income generated outside the United States. We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including:
•fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets;
•foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; and taxes;
•lack of well-established or reliable legal and administrative systems in certain countries in which we operate;
•adverse weather conditions and natural disasters; and
•social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action.
These risks could have a material adverse effect on our business.
A disruption in our operations or supply chain could adversely affect our business.
As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in ingredient, material or packaging supply, as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have a material adverse effect on our business.
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
Our implementation, maintenance and utilization of global information technology (outsourced, in-house and remote), including operational technology, supply chain and finance systems, human resource management systems, creative asset management and retail operating systems, as well as associated hardware and use of cloud-based models, involve risks and uncertainties. Failure to implement, maintain or utilize these and other systems as planned, in terms of timing, specifications, security policies, costs, or otherwise, could have a material adverse effect on our business.
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
Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our expectations regarding certain aspects of our business. This could include forecasts of net sales, earnings per share and other financial metrics or projections. We assume no responsibility to provide guidance, or to update any guidance we provide, and any longer-term guidance we may provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock; however, at times we have suspended the declaration of dividends and/or the repurchase of our Class A Common Stock. Going forward, at any time, we could stop or suspend payment of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.
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
As of August 20, 2020, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 86% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are Company employees and members of our Board of Directors.
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

Item 1B.  Unresolved Staff Comments.
Not applicable

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 20, 2020. The leases expire at various times through 2040 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	3	—	—	—
R&D	1	1	—	—	—	1
Distribution	—	6	1	6	—	2
Manufacturing and R&D	1	—	—	1	—	—
Manufacturing and Assembly	—	2	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—
Principal Executive Offices	—	1	—	—	—	—
Total	4	12	5	7	—	3

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: eight for makeup; three for skin care and fragrance; and one for skin care and hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category.

We consider our properties to be generally in good condition and believe that our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies.

Item 4.  Mine Safety Disclosures.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity and Related Stockholder Matters
Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”
As part of the cost saving actions and cash conservation measures taken in response to the COVID-19 pandemic, we did not declare quarterly cash dividends that would have been paid in June 2020. On August 19, 2020, a dividend was declared in the amount of $.48 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2020 to stockholders of record at the close of business on August 31, 2020. We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.

As of August 20, 2020, there were 2,380 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2020	—	$—	—	34,741,624
May 2020	94	175.58	—	34,741,624
June 2020	56,308	187.16	—	34,741,624
	56,402	187.14	—

(1)Relates to shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Beginning in early February 2020, we temporarily suspended our repurchase of shares of the Company's Class A Common Stock. We may resume repurchases in the future.

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2015.

Item 6.  Selected Financial Data.
The table below summarizes selected financial information. For further information, refer to the audited consolidated financial statements and the notes thereto beginning on page F-1 of this report.

	Year Ended or at June 30
(In millions, except per share data)	2020	2019	2018	2017	2016
Statement of Earnings Data:
Net sales(1)	$14,294	$14,863	$13,683	$11,824	$11,262
Net earnings attributable to The Estée Lauder Companies Inc.(1) - (7)	684	1,785	1,108	1,249	1,115

Per Share Data:
Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic(1) - (7)	$1.90	$4.91	$3.01	$3.40	$3.01
Diluted(1) - (7)	1.86	4.82	2.95	3.35	2.96
Cash dividends declared per common share(8)	1.39	1.67	1.48	1.32	1.14

Balance Sheet Data:
Total assets(3) (7)	$17,781	$13,156	$12,567	$11,568	$9,223
Total debt (2)	6,136	3,412	3,544	3,572	2,242

(1)Results included charges associated with restructuring and other activities of $68 million, $190 million, $193 million, $143 million and $90 million, after tax, or $.19, $.51, $.51, $.38, and $.24 per diluted common share in fiscal 2020, 2019, 2018, 2017 and 2016, respectively.
(2)In November 2019, we issued $500 million of 2.00% Senior Notes, $650 million of 2.375% Senior Notes and $650 million of 3.125% Senior Notes in a public offering. These Senior Notes are due in December 2024, 2029 and 2049, respectively. In April 2020, we issued $700 million of 2.60% Senior Notes, due in April 2030 in a public offering. In February 2017, we issued 1.80%, 3.15% and 4.15% Senior Notes in a public offering, each with an aggregate principal amount of $500 million. The 1.80% Senior Notes were repaid in February 2020. The 3.15% and 4.15% Senior Notes become due in March 2027 and March 2047, respectively. In May 2016, we issued $450 million of 1.70% Senior Notes due May 10, 2021 and an additional $150 million of our 4.375% Senior Notes due June 15, 2045 in a public offering.
(3)Fiscal 2020 results included $1,215 million, after tax, or $3.31 per diluted common share related to goodwill, other intangible and long-lived asset impairments. Fiscal 2019 and 2017 results included $85 million and $23 million, after tax, or $.23 and $.06 per diluted common share related to goodwill and other intangible asset impairments, respectively.
(4)Results included gains (losses) associated with changes in fair value of contingent consideration related to certain of our acquisitions of $16 million, $31 million, $33 million, $44 million, $(8) million and $(6) million, after tax, or $.04, $.08, $.09, $.12, $(.02) and $(.02) per diluted common share in fiscal 2019, 2018, 2017, 2016 and 2015, respectively.
(5)On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which, among other things, lowered the U.S. corporate statutory income tax rate and established a modified territorial system requiring a mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”). See Item 8. Financial Statements and Supplementary Data – Note 9 – Income Taxes for further discussion relating to the TCJA. Fiscal 2019 results reflected credits (charges) to adjust the TCJA provisional amounts recorded in fiscal 2018 relating to the Transition Tax, the remeasurement of U.S. net deferred tax assets and the foreign withholding taxes recorded in connection with the reversal of its indefinite reinvestment assertion related to certain foreign earnings of $12 million, or $.03 per diluted common share, $(8) million, or $(.02) per diluted common share and $(9) million, or $(.02) per diluted common share, respectively. Fiscal 2018 results reflected impacts and charges resulting from the TCJA, including the Transition Tax, the remeasurement of U.S. net deferred tax assets and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings of $(351) million, or $(.94) per diluted common share, $(53) million, or $(.14) per diluted common share and $(46) million, or $(.12) per diluted common share, respectively.
(6)Fiscal 2020 results included $441 million, after tax, or $1.20 per diluted common share, of Other income, net primarily related to a gain on a previously held equity method investment.
(7)Fiscal 2019 results included $57 million, after tax, or $.15 per diluted common share, related to a gain on liquidation of an investment in a foreign subsidiary, net.
(8)As part of the cost saving actions and cash conservation measures taken in response to the COVID-19 pandemic, we did not declare quarterly cash dividends that would have been paid in June 2020.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for fiscal 2020, 2019 and 2018 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 22 – Segment Data and Related Information for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
(In millions)	2020	2019	2018
NET SALES(1)
By Product Category:
Skin Care	$7,382	$6,551	$5,595
Makeup	4,794	5,860	5,633
Fragrance	1,563	1,802	1,826
Hair Care	515	584	570
Other	40	69	67
	14,294	14,866	13,691
Returns associated with restructuring and other activities	—	(3)	(8)
Net sales	$14,294	$14,863	$13,683

By Region:
The Americas	$3,794	$4,741	$5,015
Europe, the Middle East & Africa	6,262	6,452	5,634
Asia/Pacific	4,238	3,673	3,042
	14,294	14,866	13,691
Returns associated with restructuring and other activities	—	(3)	(8)
Net sales	$14,294	$14,863	$13,683

OPERATING INCOME (LOSS)(1)
By Product Category:
Skin Care	$2,125	$1,925	$1,514
Makeup	(1,438)	438	549
Fragrance	17	140	176
Hair Care	(19)	39	64
Other	4	12	9
	689	2,554	2,312
Charges associated with restructuring and other activities	(83)	(241)	(257)
Operating income	$606	$2,313	$2,055

By Region:
The Americas	$(1,044)	$672	$872
Europe, the Middle East & Africa	997	1,153	865
Asia/Pacific	736	729	575
	689	2,554	2,312
Charges associated with restructuring and other activities	(83)	(241)	(257)
Operating income	$606	$2,313	$2,055

(1)The net sales and operating income from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ products in the travel retail channel that are reflected in Korea in the Asia/Pacific region.

During fiscal 2020, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of our travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 and 2018 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa, by $866 million and $661 million, respectively, to conform with the current year methodology and presentation.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	24.8	22.8	20.8
Gross profit	75.2	77.2	79.2

Operating expenses:
Selling, general and administrative	60.4	59.6	62.5
Restructuring and other charges	0.5	1.4	1.7
Goodwill impairment	5.7	0.5	—
Impairment of other intangible and long-lived assets	4.3	0.1	—
Total operating expenses	70.9	61.6	64.2

Operating income	4.2	15.6	15.0
Interest expense	1.1	0.9	0.9
Interest income and investment income, net	0.3	0.4	0.4
Other components of net periodic benefit cost	—	—	—
Other income, net	3.9	0.4	—

Earnings before income taxes	7.3	15.5	14.5
Provision for income taxes	(2.4)	(3.4)	(6.3)

Net earnings	4.9	12.1	8.2
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net earnings attributable to The Estée Lauder Companies Inc.	4.8%	12.0%	8.1%

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
Overview
COVID-19 Business Update

We continue to monitor the impact of the COVID-19 pandemic, which negatively impacted the second half of fiscal 2020, on all aspects of our business. We have taken significant actions to help protect the health and safety of our employees, beauty advisors and consumers, as well as to effectively manage our business through the rapidly evolving disruptions in our operating environment. We believe we are well-positioned to participate in the markets' recovery.
Beginning in calendar 2020, governments in various countries implemented restrictions to prevent further spread of the virus. These include the temporary closing of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines. As a result, we modified a number of our business practices, in part due to legislation, executive orders and guidance from government entities and healthcare authorities (collectively, “COVID-19 Directives”).

Retail impact
Brick-and-mortar retail stores that sell our products across most countries have experienced temporary or ongoing store closures and, as they re-open, significantly reduced consumer traffic. This impacted the brick-and-mortar retail operations of our customers, as well as our freestanding stores.
•In Asia/Pacific, nearly all retail stores have re-opened after many stores closed for most of February 2020 through April 2020.
•In Europe, the Middle East & Africa, retail stores began closing in early March 2020 and gradually reopened through June 2020. At the end of June 2020, approximately 15% of the stores remained closed, and by mid-August most had re-opened.
•In The Americas, retail stores began closing in mid-March 2020. By the end of June 2020, approximately 20% of the stores remained closed, and by mid-August, most stores had re-opened.
•Since mid-March 2020, air travel has been largely curtailed globally, adversely impacting the annual growth trend of our travel retail business.

Somewhat offsetting the significant declines in brick-and-mortar channels, net sales growth of our products online (through our own websites, third-party platforms and websites of our retailers) has accelerated globally.

As the pandemic continues, we are continuing to assess local conditions and when counters and our stores should re-open.

Due in large part to the challenging retail environment and, with respect to the second half of fiscal 2020, uncertainties stemming from the COVID-19 pandemic, we recognized Goodwill, other intangible asset and long-live asset impairments. See Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets and Note 7 – Leases for further information.

Supply Chain impact
During the second half of fiscal 2020, a majority of our facilities continued to manufacture and distribute products globally, albeit in a much-reduced capacity in light of safety measures designed to protect our employees in response to the COVID-19 pandemic. By the end of our fiscal year, all manufacturing and distribution facilities were operating with rapidly improving capacity. We have, to date, been able to obtain raw materials and components. At this time, we expect to be able to produce and distribute our products when the demand increases. Our cost of sales was adversely impacted by the timing of expense recognition and other costs, primarily caused by the COVID-19 pandemic, including the shutdown of certain of our manufacturing facilities and the implementation of social distancing measures. These adjustments resulted in an increase in Cost of sales for the fiscal 2020 fourth quarter and fiscal 2020 of $80 million and $83 million, respectively. Additionally, we recorded an increase in excess and obsolete inventory, which resulted in an increase in Cost of sales for the fiscal 2020 fourth quarter and fiscal 2020 of $121 million and $166 million, respectively.

Cash Conservation
As the impacts from COVID-19 evolved, we faced various uncertainties and implemented strict cost control measures and took actions to conserve cash. Such actions included:
•Expense reductions, including advertising and promotion activities, travel, meetings, consulting, and certain employee costs, including implementing a hiring freeze, furloughs and similar unpaid temporary leaves of absence for many point of sale employees; temporary salary reductions for senior executives and other management employees; and a temporary elimination of cash retainers for the Board of Directors. Combined, these resulted in approximately $800 million of savings in the last five months of fiscal 2020.
•Reduced capital investments (e.g., facilities and consumer-facing counters) by approximately $275 million for fiscal 2020.
•Temporary suspension of discretionary repurchases of our Class A Common Stock.
•Not declaring a quarterly cash dividend that would have been paid in June 2020.
•Raising an additional $2,200 million of cash by issuing $700 million of Senior Unsecured Notes and borrowed the full amount under our $1,500 million revolving credit facility. In June 2020, we repaid $750 million borrowed under our revolving credit facility, and, in August 2020, repaid the remaining $750 million.

Government Assistance
During the second half of fiscal 2020, many governments in locations where we operate announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During the fourth quarter of fiscal 2020, we qualified for and recorded $99 million in government assistance, which reduced Selling, general and administrative expenses and Cost of sales by $87 million and $10 million, respectively. The remaining $2 million was deferred and will be recognized in fiscal 2021. We are continuing to review applicable government assistance programs globally.
We will continue to monitor the impacts of COVID-19 and adjust our action plans accordingly as the situation progresses.

Business Update

Our business is focused on prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with the high-quality products and high-touch services of luxury goods. At the same time, we are well diversified by brand, product category, geography, channel, consumer segment and price point. Our innovation capabilities, driven by our creativity and inspired by data analytics and consumer insights, allow us to use our brand portfolio to capitalize on opportunities in fast growing and profitable areas of prestige beauty. We believe that our broad and inclusive range of prestige product offerings allows us to increase our share of a consumer’s beauty routine and compete for consumers of prestige or mass brands.

•In fiscal 2020, global prestige skin care continued to lead product category growth. Our skin care net sales benefited from the enduring strength of hero product lines such as Advanced Night Repair from Estée Lauder and Crème de La Mer from La Mer, as well as recent product launches, the growth in Asia and targeted expanded consumer reach. The launches of Advanced Night Repair Intense Reset Concentrate and Perfectionist Rapid Brightening Treatment Serum from Estée Lauder and The Eye Concentrate from La Mer were particularly successful in Asia/Pacific. During fiscal 2020, our Clinique brand introduced a new serum Even Better Clinical Dark Spot Corrector and Interrupter, which was successful in China. Net sales of skin care products rose in international markets, led by Estée Lauder and incremental net sales of Dr. Jart+, which we acquired in December 2019.
•Global prestige makeup sales declined as COVID-19 limited social and business activities and consumers wore less makeup. Some sub-categories in makeup performed better in the COVID-19 environment, including eye products and makeup with skin care benefits such as tinted moisturizers, while demand for lipstick and foundation weakened. During fiscal 2020, our makeup net sales benefited from targeted expanded consumer reach and the continued success of existing products, such as the Double Wear franchise and Futurist line of products from Estée Lauder, as well as The Luminous Lifting Cushion Foundation from La Mer.
•Our fragrance net sales declined as consumer demand shifted from personal fragrance to bath, body and home. The decline was offset by strong growth and targeted expanded consumer reach of Le Labo and certain new products, such as Poppy & Barley from Jo Malone London and Metallique from Tom Ford.
•Our hair care net sales declined as COVID-19-related salon and retail closures could not be offset by strong online acceleration. During fiscal 2020, Aveda launched the hydrating Nutriplenish line of products, which contributed positively.

Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are the most attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor our strategy by market to drive consumer engagement and embrace cultural diversity. We continuously strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•In North America, we deployed a number of strategies to accelerate growth, which began to deliver improvements through the first half of fiscal 2020. However, the impact of COVID-19-related store closures in the latter half further aggravated the challenging environment in brick-and-mortar retail. Despite the overall decline in net sales, online net sales in North America grew double digits. In Latin America, we continue to launch new brands, expand social media outreach and encourage consumers to trade up from mass beauty products.
•In Europe, the Middle East & Africa, we are expanding the consumer reach of many of our brands and strengthening their digital and social media presences.
•In Asia/Pacific, particularly in China, we are leveraging our diversified brand portfolio and expansion on third-party online malls to benefit from the strong consumer demand for prestige beauty. In mainland China, net sales grew strong double digits reflecting growth in virtually all product categories, as well as in nearly every brand and double-digit growth in every channel, led by online. For fiscal 2020, over 40% of mainland China's net sales was contributed by our online channels.

We approach distribution strategically by product category and location and seek to optimize distribution by matching our brands with appropriate opportunities while seeking to maintain high productivity per door. We are expanding our brands in online and travel retail, which we believe will be higher growth channels in the long term. We also focus on brand-building retail activities, technology-driven activations and omnichannel capabilities that enhance the shopping experience for consumers.

•As part of this strategy, we have built a leadership position in the global travel retail channel, that allowed us to leverage the increase in international passenger traffic before COVID-19. While COVID-19 has significantly curtailed international travel in the near-term, we continue to believe it is a growth opportunity for the long-term. Travel retail continues to be an important channel for brand building due to the increase in traveling consumers, particularly those from emerging markets, who often experience our brands for the first time while traveling. We continue to expand our strategic presence in travel retail across duty-free locations primarily in airports and downtown stores. We engage consumers at the airport through compelling pop-up activations in non-traditional commercial areas, and we ensure we have appropriate communication and curated assortments for targeted consumer groups. At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.
•Online net sales have accelerated strongly on a global basis, reflecting strong double digit growth for fiscal 2020, as well as growth in all product categories and from nearly every brand. We continue to enhance and launch e- and m-commerce sites of our own in new and existing markets, collaborate with our retail customers on their e- and m-commerce sites, and sell through select third-party online malls. We believe our success in delivering particularly strong online growth is a result of adapting our strategy to meet local market and cultural needs. We also continue to develop and implement omnichannel concepts, virtual try-on tools and compelling content to deliver an integrated consumer experience and better serve consumers as they shop across channels.

Our multiple engines of growth, which have historically enabled us to produce excellent net sales growth, are also helping to mitigate the impact of the declines caused by COVID-19. We also benefited from the transformation of certain operations that freed up resources to invest behind further growth opportunities. Our Leading Beauty Forward initiative (described below) enabled us to reduce costs and invest in new capabilities such as digital marketing and data analytics as well as increased advertising.

In fiscal 2020, we continued to further integrate corporate citizenship and sustainability into our strategy and business operations. Areas of focus include packaging, ingredient transparency, responsible sourcing, energy and emissions, waste and water, social investments and employee engagement and safety.

Outlook

There are no comparable recent events that provide guidance concerning the impacts of a global pandemic like COVID-19. Due to the uncertainty of its duration and severity, at this time we are not able to reliably estimate to the same degree as prior to COVID-19 the extent of the future adverse impact on our financial condition or results of operations for fiscal 2021. The degree to which COVID-19 and its collateral effects impact our business, the results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including how quickly and to what extent there are sustainable improvements in the retail environment and general economic conditions. As we continue to monitor COVID-19 developments, including the impacts on our consumers, customers and suppliers, we may adjust prior actions and take further actions. However, there is no certainty that the actions we take will be sufficient to mitigate the risks and impacts from COVID-19.

We believe that the best way to increase long-term stockholder value is to continue providing superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable. We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.

While we continue to face strong competition and economic challenges globally, COVID-19 has caused a more significant disruption to our business and the retail industry generally. We are seeing, and believe there will be more impairments, restructurings and bankruptcies in the retail industry, including among our customers; destocking and tighter working capital management by retailers; challenges for suppliers; and an acceleration in the shifts in consumer preferences as to where and how they shop, as well as changes in their preferences for certain products. The severe decline in international travel is also causing a significant decline in our travel retail business, which had been historically one of our most profitable channels. In addition to impacting net sales and profitability, these and other challenges may impact our ability to collect receivables and our operating cash flows generally and may adversely impact the goodwill, other intangibles and long-lived assets associated with our acquired brands. We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. We also continue to monitor the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s exit and transition from the European Union (i.e. “Brexit”) and continue developing our risk mitigation strategies to address such uncertainties. These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels.

We are also cautious of foreign currency movements, including their impacts on tourism dynamics that have already been adversely affected by COVID-19 and COVID-19 Directives. Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

COVID-19 is proving to be the most significant challenge we have faced as a public company. The uncertainty around the timing, speed and duration of the recovery from the adverse impacts will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility. As the current situation progresses, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

Leading Beauty Forward
In May 2016, we announced a multi-year initiative (“Leading Beauty Forward,” or the “LBF Program”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum. Leading Beauty Forward is designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and continue creating sustainable value. As of June 30, 2019, we concluded the approvals of all major initiatives under Leading Beauty Forward related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expect to substantially complete those initiatives through fiscal 2021. For additional information about restructuring and other charges, see Item 8. Financial Statements and Supplementary Data – Note 8 – Charges Associated with Restructuring and Other Activities.

Post-COVID Business Acceleration Program
On August 20, 2020, we announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “Restructuring Program”), designed to resize our business against the dramatic shifts to our distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic. The Restructuring Program will help improve efficiency and effectiveness by rebalancing resources to growth areas of prestige beauty. It will further strengthen us by building upon the foundational capabilities in which we have invested.

The Restructuring Program’s main areas of focus include accelerating the shift to online with the realignment of our distribution network reflecting freestanding store and certain department store closures, with a focus on North America and Europe, the Middle East & Africa; the reduction in brick-and-mortar point of sale employees and related support staff; and the redesign of our regional branded marketing organizations, plus select opportunities in global brands and functions. We committed to this course of action on August 18, 2020. This program is expected to position us to better execute our long-term strategy while strengthening our financial flexibility.

In connection with the Restructuring Program, at this time we estimate a net reduction in the range of approximately 1,500 to 2,000 positions globally, which is about 3% of our current workforce including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. We also estimate the closure of approximately 10% to 15% of our freestanding stores globally.

We plan to approve specific initiatives under the Restructuring Program through fiscal 2022 and expect to complete those initiatives through fiscal 2023. We expect that the Restructuring Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs to implement these initiatives.

Once fully implemented, we expect the Restructuring Program to yield annual benefits, primarily in selling, general and administrative expenses, of between $300 million and $400 million, before taxes. We expect to reinvest a portion behind future growth initiatives.

Impairment Testing

We assess goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.
During December 2019, given the continuing declines in prestige makeup, generally in North America, and the ongoing competitive activity, our Too Faced, BECCA and Smashbox reporting units made revisions to their internal forecasts concurrent with our brand strategy review process. During March 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting us, we made additional revisions to the internal forecasts relating to our Too Faced, BECCA, Smashbox and GLAMGLOW reporting units. We concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of December 31, 2019 and March 31, 2020. We concluded that the carrying amounts of the long-lived assets were recoverable. For December 31, 2019 and March 31, 2020, we also concluded that the carrying values of the trademarks exceeded their estimated fair values and recorded impairment charges. For December 31, 2019, we utilized the relief-from-royalty method to determine discounted projected future cash flows, and for March 31, 2020, the relief-from-royalty method was based on probability weighted cash flows. After adjusting the carrying values of the trademarks, we completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. For December 31, 2019, the fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. For March 31, 2020, the fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows, based on probability weighted undiscounted cash flows, and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2020, we determined that the carrying value of the Editions de Parfums Frédéric Malle reporting unit exceeded its fair value. This determination was made based on updated internal forecasts, finalized and approved in June 2020, that reflected lower net sales growth projections due to a softer than expected retail environment for the brand, as well as the impacts relating to the uncertainty of the duration and severity of COVID-19. These changes in circumstances were also an indicator that the carrying amounts of its respective long-lived assets, including customer lists, may not be recoverable. We concluded that the carrying value of the trademarks exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. We concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying value of the trademarks, we completed the quantitative impairment test for goodwill and recorded a goodwill impairment charge for this reporting unit. The fair value of this reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.
During June 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting us, we made further revisions to the internal forecasts relating to our BECCA and GLAMGLOW reporting units. We concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of June 30, 2020. We concluded that the carrying values of the trademarks for BECCA and GLAMGLOW exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. In addition, we concluded that the carrying value of the BECCA customer lists intangible asset exceeded its estimated fair value, which was determined utilizing the multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods, and recorded an impairment charge. We concluded that the carrying amounts of the long-lived assets of GLAMGLOW were recoverable. After adjusting the carrying values of the trademarks and the BECCA customer lists, we completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.
A summary of the impairment charges for the three and twelve months ended June 30, 2020 and the remaining trademark, customer lists and goodwill carrying values as of June 30, 2020, for each reporting unit, are as follows:

		Impairment Charge
(In millions)		Three Months Ended June 30, 2020			Twelve Months Ended June 30, 2020			Carrying Value
Reporting Unit:	Product Category	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill
Too Faced	Makeup	$—	$—	$—	$253	$—	$592	$272	$217	$13
BECCA	Makeup	24	35	15	71	35	85	27	7	13
Smashbox	Makeup	—	—	—	23	—	72	32	—	—
GLAMGLOW	Skin care	5	—	8	6	—	60	57	6	54
Editions de Parfums Frédéric Malle	Fragrance	11	—	3	11	—	3	21	2	3
Total		$40	$35	$26	$364	$35	$812	$409	$232	$83

The impairment charges for the three and twelve months ended June 30, 2020 were reflected in the Americas region.

With the exception of the Editions de Parfums Frédéric Malle, BECCA, and GLAMGLOW reporting units, fair values of all reporting units, which were primarily determined based on qualitative assessments, with material goodwill were substantially in excess of their respective carrying values.

The fair values of the Editions de Parfums Frédéric Malle, BECCA, and GLAMGLOW trademarks were equal to their carrying values subsequent to the impairments charges taken as of June 30, 2020, and the fair values of the Too Faced and Smashbox trademarks exceeded their carrying values by approximately 7% and 16%, respectively. As of June 30, 2020, the carrying values of the Too Faced and Smashbox trademarks were $272 million and $32 million, respectively. The key assumptions used to determine the estimated fair value of the reporting units are primarily predicated on the estimated future impacts of COVID-19, the success of future new product launches, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which these reporting units operate, resulting changes in the key assumptions could have negative impacts on the estimated fair values of the reporting units and it is possible we could recognize additional impairment charges in the future.
For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.
Fiscal 2019 as Compared with Fiscal 2018
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for the fiscal 2019 to fiscal 2018 comparative discussion.
Fiscal 2020 as Compared with Fiscal 2019
NET SALES

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$14,294	$14,863
$ Change from prior year	(569)	1,180
% Change from prior year	(4)%	9%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(3)%	11%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The fiscal 2020 decrease in reported net sales reflected declines in virtually all product categories and geographic regions driven by the negative impacts, in the second half of the fiscal year, of the COVID-19 pandemic, including our response and the responses of others to COVID-19 Directives. These directives included the temporary closing of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines. Skin care net sales growth primarily reflected higher sales from Estée Lauder and La Mer, as well as incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter. The increase in net sales in mainland China and our travel retail business drove growth internationally. In addition, sales of certain of our products online continued to accelerate. As noted above, the impacts of COVID-19 caused significant disruptions to our business, and we expect the results of operations of our product categories and regions to continue to be adversely impacted in subsequent periods.

The fiscal 2020 reported net sales decrease was impacted by approximately $154 million of unfavorable foreign currency translation.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2019 impact of returns associated with restructuring and other activities of approximately $3 million.

Skin Care

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$7,382	$6,551
$ Change from prior year	831	956
% Change from prior year	13%	17%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	14%	20%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased in fiscal 2020, due to growth internationally and reflected higher net sales from Estée Lauder and La Mer, combined, of approximately $844 million, as well as incremental net sales of $165 million attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter. Net sales increased from Estée Lauder, reflecting the continued success of existing product franchises, such as Advanced Night Repair, Perfectionist, Re-Nutriv and Revitalizing Supreme+, and new product launches, such as Advanced Night Repair Intense Reset Concentrate. The increase in net sales from La Mer reflected international growth, led by mainland China, as well as our travel retail business due to Chinese traveling consumers. Net sales from La Mer also benefited from existing products, such as The Treatment Lotion, and product relaunches, such as The Regenerating Serum, as well as targeted expanded consumer reach. Net sales increases from both Estée Lauder and La Mer drove growth in our travel retail and online channels.

Partially offsetting these increases were lower net sales from Clinique and M·A·C, combined, of approximately $191 million. Net sales declined from these brands, reflecting lower net sales in all geographic regions due to the challenging environment as a result of the COVID-19 pandemic. Despite the overall decline in net sales, Clinique online net sales grew double digits.
The skin care net sales increase was impacted by approximately $77 million of unfavorable foreign currency translation.
Makeup

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$4,794	$5,860
$ Change from prior year	(1,066)	227
% Change from prior year	(18)%	4%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(17)%	7%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased in fiscal 2020, primarily driven by lower net sales from M·A·C, Clinique, Too Faced and Bobbi Brown, combined, of approximately $886 million. The decrease in net sales from these brands reflected declines in North America, due to the general decline in prestige makeup and ongoing competitive activity, as well as the challenging environment as a result of the COVID-19 pandemic. International net sales from these brands, particularly in Europe, the Middle East & Africa, also reflected the challenging environment caused by the COVID-19 pandemic, which negatively impacted the second half of fiscal 2020.

The makeup net sales decrease was impacted by approximately $57 million of unfavorable foreign currency translation.

Fragrance

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$1,563	$1,802
$ Change from prior year	(239)	(24)
% Change from prior year	(13)%	(1)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(12)%	1%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased in fiscal 2020, reflecting lower net sales from certain of our designer fragrances, Estée Lauder and Jo Malone London of approximately $188 million, combined. The lower net sales from certain designer fragrances reflected a decline in North America, primarily due to the challenging environment as a result of the COVID-19 pandemic, an unfavorable comparison to the prior-year period as a result of the December 2019 expiration of our license agreement with Tory Burch and higher launch activity in the prior year. The net sales decline from Estée Lauder reflected lower net sales in all geographic regions due to the challenging environment as a result of the COVID-19 pandemic, as well as an unfavorable comparison to the prior-year launch of Beautiful Belle in North America. Net sales declined from Jo Malone London due to the fiscal 2020 fourth quarter impact of the COVID-19 pandemic, primarily in our travel retail business as a result of the curtailment of air travel that adversely impacted consumer traffic in most travel retail locations.

The fragrance net sales decrease was impacted by approximately $18 million of unfavorable foreign currency translation.
Hair Care

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$515	$584
$ Change from prior year	(69)	14
% Change from prior year	(12)%	2%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(11)%	4%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased in fiscal 2020, due to lower net sales from Aveda and Bumble and bumble. The lower net sales from Aveda was primarily driven by a decline in retail traffic and salon and store closures, exacerbated by the impacts of the COVID-19 pandemic. Net sales declined from Bumble and bumble due to the softness in North America in the salon and specialty-multi channels, as well as store closures in the second half of fiscal 2020 due to the COVID-19 pandemic.

Geographic Regions
The Americas

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$3,794	$4,741
$ Change from prior year	(947)	(274)
% Change from prior year	(20)%	(5)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(20)%	(5)%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased in fiscal 2020, due to lower net sales in all countries, led by the United States of approximately $803 million, due to the challenging environment caused by the COVID-19 pandemic, including the temporary closing of brick-and-mortar retail stores, travel bans and restrictions, social distancing and quarantines, which significantly impacted the second half of fiscal 2020. The decrease in net sales in the United States also reflected lower net sales from M·A·C, Clinique and Too Faced due to the decline in prestige makeup generally in North America. Also contributing to the decline was an unfavorable comparison to prior-year launch activity from certain of our designer fragrances and Estée Lauder. Despite the overall decline in net sales, online net sales in The Americas grew double digits.
Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$6,262	$6,452
$ Change from prior year	(190)	818
% Change from prior year	(3)%	15%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(2)%	18%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa decreased in fiscal 2020, reflecting lower net sales in virtually all markets, led by the United Kingdom and the Western European markets, combined, of approximately $335 million, due to the COVID-19 pandemic and its challenges across the region, including temporary closing of brick-and-mortar retail stores, travel bans and restrictions, social distancing and quarantines. In Europe, the Middle East & Africa, all of our freestanding stores were closed in April 2020, and, despite the gradual door re-openings throughout the quarter, including those of our retailers, retail traffic was significantly reduced. While net sales from brick-and-mortar retail stores were challenged, net sales from our online channels grew double digits, as our beauty advisors shifted to Social Selling. Net sales in the United Kingdom decreased due to the challenging environment caused by the COVID-19 pandemic, as well as adverse macroeconomic conditions. From March 2020 to mid-June 2020, our freestanding stores and those of our retailers were closed due to the COVID-19 Directives discussed above. While gradual door re-openings began in mid-June 2020, retail traffic remained slow. Despite the challenges in brick-and-mortar retail stores, net sales from our online channels grew strong double digits.

Partially offsetting these decreases was an increase in net sales from our travel retail business of approximately $261 million. While challenged in the second half of fiscal 2020, due to the global airport closures and travel bans and restrictions caused by the COVID-19 pandemic, our travel retail business delivered strong results in the first half of fiscal 2020. Net sales in travel retail increased, primarily from Estée Lauder, reflecting the strength of certain of our hero products, such as Advanced Night Repair, and the shift in consumer preferences to skin care products from other product categories, in part, as a result of the COVID-19 pandemic. This was partially offset by decreases in net sales from M·A·C, Tom Ford and Clinique.
The net sales decrease in Europe, the Middle East & Africa included approximately $67 million of unfavorable foreign currency translation.
Asia/Pacific

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Net sales	$4,238	$3,673
$ Change from prior year	565	631
% Change from prior year	15%	21%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	18%	25%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased in fiscal 2020, reflecting higher net sales in mainland China and Korea of approximately $822 million, combined. The higher net sales in mainland China reflected strong double-digit growth from virtually every brand, led by Estée Lauder, La Mer, Tom Ford and M·A·C; incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter; continued growth in skin care and makeup; targeted expanded consumer reach; and the success of new product launches, such as Estée Lauder’s Advanced Night Repair Intense Reset Concentrate and a new larger size of The Treatment Lotion from La Mer. The net sales increase in mainland China benefited virtually all channels, led by online (due in part to successful holiday events and campaigns on Tmall) and department stores. The net sales growth in Korea primarily reflected incremental net sales attributable to our acquisition of Dr. Jart+ in the second quarter, including net sales of Dr. Jart+ products in the travel retail channel. These increases were partially offset by lower net sales in Hong Kong of approximately $203 million, due to the pre-COVID-19 protests there that negatively impacted traffic in downtown shops and the airport and also led to intermittent store closures. Our business in the second half of the fiscal year, in Hong Kong and elsewhere in Asia/Pacific, was adversely impacted by challenges attributable to the COVID-19 pandemic discussed above.
The net sales increase in Asia/Pacific included approximately $89 million of unfavorable foreign currency translation.
We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

GROSS MARGIN
Gross margin in fiscal 2020 decreased to 75.2% as compared with 77.2% in fiscal 2019.

Fiscal 2020 vs. Fiscal 2019 Favorable (Unfavorable) Basis Points
Mix of business	20
Obsolescence charges	(115)
Foreign exchange transactions	15
Manufacturing costs and other	(140)
Subtotal	(220)
Charges associated with restructuring and other activities	20
Total	(200)

The decrease in gross margin for fiscal 2020 in manufacturing costs and other reflected the timing of expense recognition and costs incurred as a result of the COVID-19 pandemic, including the shutdown of certain of our manufacturing facilities and the implementation of social distancing measures, of $83 million, or approximately 60 basis points; the increase in demand in certain Asian markets that caused an increase in freight, transportation and other manufacturing costs; the unfavorable impacts of incremental tariffs; and higher cost of sales related to our fiscal 2020 acquisition of Dr. Jart+, which includes an inventory step-up adjustment of $25 million, or approximately 20 basis points. Also reflected in the decrease in gross margin are obsolescence charges due to the increase in excess and obsolete inventory of $166 million or 115 basis points, of which $33 million, or approximately 20 basis points, was caused by the impact of the COVID-19 pandemic.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2020 increased to 70.9% as compared with 61.6% in fiscal 2019.

Fiscal 2020 vs. Fiscal 2019 Favorable (Unfavorable) Basis Points
General and administrative expenses	(40)
Advertising, merchandising, sampling and product development	(80)
Selling	50
Shipping	(20)
Store operating costs	(20)
Stock-based compensation	10
Foreign exchange transactions	30
Subtotal	(70)
Charges associated with restructuring and other activities	90
Changes in fair value of contingent consideration	(10)
Goodwill, other intangible and long-lived asset impairments	(940)
Total	(930)

The fiscal 2020 operating expenses as a percent of net sales increased compared to fiscal 2019 driven by the impact of goodwill, other intangible and long-lived asset impairments. In addition, advertising and promotional activities increased to support new product launches, digital spending, social media and targeted expanded consumer reach, primarily in mainland China. The increase in general and administrative expenses reflected higher professional service fees, investments in information systems and to support our sustainability initiatives, as well as amortization expense relating to the acquired intangible assets of Dr. Jart+. Partially offsetting these increases was a decrease in selling expense due to the reduction in employee costs as a result of the COVID-19 government assistance, and a decrease in general and administrative expenses due to the decrease in accrued employee incentive compensation as a result of the COVID-19 impacts on fiscal 2020.

As the impacts from COVID-19 evolved, we faced various uncertainties and implemented strict cost control measures. They included furloughs and similar unpaid temporary leaves of absence for many point of sale employees; temporary salary reductions for senior executives and other management employees; a temporary elimination of cash retainers for the Board of Directors; and expanded cost control measures (e.g., advertising and promotion activities, travel, meetings and consulting), the majority of which began in May 2020.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$606	$2,313
$ Change from prior year	(1,707)	258
% Change from prior year	(74)%	13%

Operating Margin	4.2%	15.6%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	(20)%	15%

(1)See Reconciliations of Non-GAAP Financial Measures beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2020 decreased from the prior year driven primarily by the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $1,426 million, or 940 bps and the decrease in gross margin, as previously noted. Partially offsetting these impacts were the acceleration of online net sales growth and disciplined expense management throughout the business from cost containment actions taken in response to COVID-19.

The fiscal 2020 goodwill, intangible and long-lived asset impairments and the changes in fair value of contingent consideration impacted the operating results of our product categories and geographic regions as follows:

	Year ended June 30, 2020			Year ended June 30, 2019
(In millions)	Changes in fair value of contingent consideration	Goodwill, other intangible and long-lived asset impairments	Net Impact	Changes in fair value of contingent consideration	Goodwill, other intangible and long-lived asset impairments	Net Impact	Year-over-year net impact favorable (unfavorable)
Product Category:
Skin Care	$7	$(88)	$(81)	$25	$—	$25	$(106)
Makeup	—	(1,291)	(1,291)	—	(90)	(90)	(1,201)
Fragrance	10	(32)	(22)	12	—	12	(34)
Hair Care	—	(14)	(14)	—	—	—	(14)
Other	—	(1)	(1)	—	—	—	(1)
Total	$17	$(1,426)	$(1,409)	$37	$(90)	$(53)	$(1,356)

Region:
The Americas	$7	$(1,314)	$(1,307)	$27	$(90)	$(63)	$(1,244)
Europe, the Middle East & Africa	10	(104)	(94)	10	—	10	(104)
Asia/Pacific	—	(8)	(8)	—	—	—	(8)
Total	$17	$(1,426)	$(1,409)	$37	$(90)	$(53)	$(1,356)

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the fiscal 2020 and 2019 impact of charges associated with restructuring and other activities of $83 million, or 1% of net sales and $241 million, or 2% of net sales, respectively.

Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$2,125	$1,925
$ Change from prior year	200	411
% Change from prior year	10%	27%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	16%	27%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income increased in fiscal 2020, driven by higher results from Estée Lauder and La Mer, combined, of approximately $514 million. The increases in operating income reflected higher net sales, partially offset by strategic investments in advertising and promotional activities and targeted expanded consumer reach. The increase in skin care operating income also reflected the decrease in accrued employee incentive compensation as a result of the COVID-19 impacts on fiscal 2020, as well as the reduction in selling expense due, in part, to the COVID-19 government assistance programs discussed above.
Partially offsetting these increases were lower results from Clinique and GLAMGLOW, combined, of approximately $179 million. The lower results from Clinique reflected the decline in net sales. Operating results from GLAMGLOW decreased primarily due to the impact of the current year goodwill and other intangible asset impairments and the change in fair value of contingent consideration of $83 million, combined. Also reflected in the decrease in reported skin care operating results is the impact of freestanding store long-lived asset impairments relating to COVID-19 of $22 million, as well as the increase in cost of sales due, in part, to the timing of expense recognition and costs incurred as a result of the COVID-19 pandemic.
Makeup

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$(1,438)	$438
$ Change from prior year	(1,876)	(111)
% Change from prior year	(100+)%	(20)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments	(100+)%	(4)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating results decreased in fiscal 2020, driven by lower results from Too Faced, M·A·C and BECCA, combined, of approximately $1,527 million. The fiscal 2020 operating results from Too Faced and BECCA include $845 million and $191 million of goodwill and other intangible asset impairments, respectively. The decrease in operating results from these brands also reflects the decrease in net sales due to the general decline in prestige makeup and ongoing competitive activity in North America, as well as the challenging environment as of COVID-19. The lower results from M·A·C were driven by the decrease in net sales as discussed above. Also reflected in the decrease in reported makeup operating results is the impact of freestanding store long-lived asset impairments relating to COVID-19 of $160 million.
Partially offsetting the decrease in operating results was the reduction in selling expense due, in part, to the COVID-19 government assistance programs discussed above and the decrease in accrued employee incentive compensation as a result of the COVID-19 impact on fiscal 2020.

Fragrance

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$17	$140
$ Change from prior year	(123)	(36)
% Change from prior year	(88)%	(20)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments and changes in fair value of contingent consideration	(70)%	(17)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating income decreased in fiscal 2020, driven by lower results from Jo Malone London, certain of our designer fragrances, Editions de Parfums Frédéric Malle and Clinique of approximately $104 million, combined. The lower results from Jo Malone London, certain of our designer fragrances and Clinique were driven by the decreases in net sales. Operating results from Editions de Parfums Frédéric Malle decreased primarily due to the impact of the current year goodwill and other intangible asset impairments and the change in fair value of contingent consideration of $16 million, combined. Also reflected in the decrease in reported fragrance operating results is the impact of freestanding store long-lived asset impairments relating to COVID-19 of $18 million. Partially offsetting the decrease in net sales from certain of our designer fragrances was disciplined expense management.
Hair Care

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$(19)	$39
$ Change from prior year	(58)	(25)
% Change from prior year	(100+)%	(39)%
Reported hair care operating results decreased in fiscal 2020, reflecting lower results from Aveda and Bumble and bumble driven primarily by the decrease in net sales. Also reflected in the decrease in reported hair care operating results is the impact of freestanding store long-lived asset impairments relating to COVID-19 of $14 million.

Geographic Regions
The Americas

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$(1,044)	$672
$ Change from prior year	(1,716)	(200)
% Change from prior year	(100+)%	(23)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	(64)%	(13)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results in The Americas decreased in fiscal 2020, primarily due to the year-over-year impact of goodwill, other intangible and freestanding store long-lived asset impairments and the change in fair value of contingent consideration of $1,244 million, as well as lower net sales.
Partially offsetting the decrease in operating results was disciplined expense management, the decrease in accrued employee incentive compensation as a result of the COVID-19 impact on fiscal 2020 and the reduction in selling expense due, in part, to the COVID-19 government assistance programs as discussed above.

To conform with the current year methodology and presentation, reported operating income in The Americas for fiscal 2019 was adjusted to include intercompany royalty income, reflecting the value created in The Americas, given the growth of our travel retail business.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$997	$1,153
$ Change from prior year	(156)	288
% Change from prior year	(14)%	33%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments and changes in fair value of contingent consideration	(5)%	34%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results in Europe, the Middle East & Africa decreased in fiscal 2020, primarily due to the decrease in net sales, as discussed above, and freestanding store long-lived asset impairments of $104 million. Partially offsetting these decreases was higher results from our travel retail business, reflecting the increase in net sales as discussed above.
To conform with the current year methodology and presentation, reported operating income in Europe, the Middle East & Africa for fiscal 2019 was adjusted to include intercompany royalties to The Americas, discussed above.

Asia/Pacific

	Year Ended June 30
($ in millions)	2020	2019
As Reported:
Operating income	$736	$729
$ Change from prior year	7	154
% Change from prior year	1%	27%

Reported operating income in Asia/Pacific increased slightly in fiscal 2020, reflecting higher results in mainland China of approximately $160 million driven by net sales growth. The net sales increases in mainland China were partially offset by an increase in advertising and promotional activities to support digital advertising, social media and targeted expanded consumer reach. The growth in operating income was partially offset by lower results in Hong Kong, Japan and Australia, combined, of approximately $140 million. The decreases in operating income were driven by lower net sales, partially offset by disciplined expense management.
INTEREST AND INVESTMENT INCOME

	Year Ended June 30
(In millions)	2020	2019
Interest expense	$161	$133
Interest income and investment income, net	$48	$58

Interest expense increased in fiscal 2020 primarily due to the issuance of additional long-term debt in November 2019 and April 2020.
Interest income and investment income, net decreased in fiscal 2020, primarily due to lower interest rates.
OTHER INCOME, NET
On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, we estimated a refund receivable of $32 million that was still outstanding as of June 30, 2020, and was subsequently received in August 2020. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain, which was reclassified from accumulated OCI. The total gain on our previously held equity method investment is reflected in Other income, net for the year ended June 30, 2020.
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, we transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, we recognized a foreign currency gain, which is also included in Other income, net for the year ended June 30, 2020.

A summary of the total purchase price and the total gain recognized in Other income, net in the consolidated statements of earnings is as follows:

(In millions)	December 18, 2019	Measurement Period Adjustments	June 30, 2020
Purchase price
Purchase price	$1,268	$(32)	$1,236
Fair value of previously held equity method investment	682	(22)	660
Write-off of call option relating to previously held equity method investment	4	—	4
Total purchase price	$1,954	$(54)	$1,900

	For the Six Months Ended December 31, 2019	Measurement Period Adjustments	For the Year Ended June 30, 2020
Gains recognized in the consolidated statement of earnings
Gain on previously held equity method investment	$549	$(19)	$530
Recognition of a previously unrealized foreign currency gain	4	—	4
Total gain on previously held equity method investment	553	(19)	534

Foreign currency gain on cash	23	—	23
Total Other income, net	$576	$(19)	$557

See Item 8. Financial Statements and Supplementary Data – Note 5 – Acquisition of Business for additional information.

The Tax Cuts and Jobs Act (the “TCJA”), which was enacted on December 22, 2017, presented us with opportunities to manage cash and investments more efficiently on a global basis. Accordingly, during fiscal 2019, as part of the assessment of those opportunities, we sold our available-for-sale securities, which liquidated our investment in the foreign subsidiary that owned those securities. As a result, we recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI and are reflected in Other income, net for the year ended June 30, 2019. See Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – Currency Translation and Transactions for further information.
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

The TCJA included broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes. See Item 8. Financial Statements and Supplementary Data – Note 9 – Income Taxes for further discussion relating to the TCJA.

	Year Ended June 30
	2020	2019
Earnings before income taxes:	$1,046	$2,307

As Reported:
Effective rate for income taxes	33.5%	22.2%
Basis-point change from prior year(1)	1,130	(2,140)

Non-GAAP Financial Measure(2):
Effective rate for income taxes	23.2%	21.5%

(1)The basis point changes in our effective tax rate were materially impacted by the decrease in earnings before income taxes from fiscal 2019 to fiscal 2020.
(2)Fiscal 2020 and 2019 effective tax rates exclude the net impact on the effective tax rates of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, other income, net and changes in the fair value of contingent consideration. Fiscal 2020 also excludes the impact of long-lived asset impairments. Fiscal 2019 was also adjusted to exclude the finalization of the TCJA provisional charges recorded in fiscal 2018.

The effective tax rate for fiscal 2020 increased approximately 1,130 basis points. The increase was primarily attributable to a higher effective tax rate on our foreign operations of approximately 910 basis points, as well as the impact of nondeductible goodwill impairment charges associated with our Too Faced, BECCA and Smashbox reporting units of approximately 740 basis points. Partially offsetting these increases was an increase in excess tax benefit credits related to stock-based compensation arrangements of approximately 480 basis points.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2020	2019
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$684	$1,785
$ Change from prior year	(1,101)	677
% Change from prior year	(62)%	61%
Diluted net earnings per common share	$1.86	$4.82
% Change from prior year	(61)%	63%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, other income, net, changes in fair value of contingent consideration, the Transition Tax, the remeasurement of U.S. net deferred tax assets as of the TCJA enactment date and the establishment of a net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	(23)%	18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

	Year Ended June 30			% Change	% Change in Constant Currency
($ in millions, except per share data)	2020	2019	Variance
Net sales, as reported	$14,294	$14,863	$(569)	(4)%	(3)%
Returns associated with restructuring and other activities	—	3	(3)
Net sales, as adjusted	$14,294	$14,866	$(572)	(4)%	(3)%

Operating income, as reported	$606	$2,313	$(1,707)	(74)%	(73)%
Charges associated with restructuring and other activities	83	241	(158)
Goodwill, other intangible and long-lived asset impairments	1,426	90	1,336
Changes in fair value of contingent consideration	(17)	(37)	20
Operating income, as adjusted	$2,098	$2,607	$(509)	(20)%	(19)%

Diluted net earnings per common share, as reported	$1.86	$4.82	$(2.96)	(61)%	(60)%
Charges associated with restructuring and other activities	.19	.51	(.32)
Other income, net	(1.20)	(.15)	(1.05)
Goodwill, other intangible and long-lived asset impairments	3.31	.23	3.08
Changes in fair value of contingent consideration	(.04)	(.08)	.04
Transition Tax resulting from the TCJA	—	(.03)	.03
Remeasurement of U.S. net deferred tax assets as of the TCJA enactment date	—	.02	(.02)
Net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA	—	.02	(.02)
Diluted net earnings per common share, as adjusted	$4.12	$5.34	$(1.22)	(23)%	(22)%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
($ in millions)	Year ended June 30, 2020	Year ended June 30, 2019	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$7,382	$6,551	$831	$77	$908	13%	14%
Makeup	4,794	5,860	(1,066)	57	(1,009)	(18)	(17)
Fragrance	1,563	1,802	(239)	18	(221)	(13)	(12)
Hair Care	515	584	(69)	2	(67)	(12)	(11)
Other	40	69	(29)	—	(29)	(42)	(42)
	14,294	14,866	(572)	154	(418)	(4)	(3)
Returns associated with restructuring and other activities	—	(3)	3	—	3
Total	$14,294	$14,863	$(569)	$154	$(415)	(4)%	(3)%

By Region:
The Americas	$3,794	$4,741	$(947)	$(2)	$(949)	(20)%	(20)%
Europe, the Middle East & Africa	6,262	6,452	(190)	67	(123)	(3)	(2)
Asia/Pacific	4,238	3,673	565	89	654	15	18
	14,294	14,866	(572)	154	(418)	(4)	(3)
Returns associated with restructuring and other activities	—	(3)	3	—	3
Total	$14,294	$14,863	$(569)	$154	$(415)	(4)%	(3)%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration:

	As Reported			Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
($ in millions)	Year ended June 30, 2020	Year ended June 30, 2019	Variance
By Product Category:
Skin Care	$2,125	$1,925	$200	$88	$18	$306	10%	16%
Makeup	(1,438)	438	(1,876)	1,201	—	(675)	(100+)	(100+)
Fragrance	17	140	(123)	32	2	(89)	(88)	(70)
Hair Care	(19)	39	(58)	14	—	(44)	(100+)	(100+)
Other	4	12	(8)	1	—	(7)	(67)	(58)
	689	2,554	$(1,865)	$1,336	$20	$(509)	(73)%	(20)%
Charges associated with restructuring and other activities	(83)	(241)
Total	$606	$2,313

By Region:
The Americas	$(1,044)	$672	$(1,716)	$1,224	$20	$(472)	(100+)%	(64)%
Europe, the Middle East & Africa	997	1,153	(156)	104	—	(52)	(14)	(5)
Asia/Pacific	736	729	7	8	—	15	1	2
	689	2,554	$(1,865)	$1,336	$20	$(509)	(73)%	(20)%
Charges associated with restructuring and other activities	(83)	(241)
Total	$606	$2,313

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2020, we had cash and cash equivalents of $5,022 million compared with $2,987 million at June 30, 2019. In response to the initial global uncertainty attributable to the COVID-19 pandemic, we issued $700 million of Senior Notes in April 2020 and borrowed the full amount under our $1,500 million revolving credit facility in March and April 2020. By the end of June 2020, we had repaid $750 million under the revolving credit facility, and subsequently repaid the remaining $750 million in August 2020. Overall these actions were designed to further enhance our financial flexibility and liquidity. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support seasonal working capital needs, currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. See Overview – COVID-19 Business Update for actions taken by us, in response to the impact of COVID-19 on our business, which helped to mitigate the then expected loss of sales and uncertainties regarding account receivables and to conserve cash.

The TCJA, which was enacted during our fiscal 2018, resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion related to certain foreign earnings, and we continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. The issuance of guidance subsequent to the enactment of the TCJA has enabled us to access a substantial portion of the cash in offshore jurisdictions associated with our permanently reinvested earnings without significant cost. We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

The effects of inflation have not been significant to our overall operating results in recent years. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 20, 2020, our long-term debt is rated A+ with a negative outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 61% at June 30, 2020 from 44% at June 30, 2019, primarily due to the November 2019 issuance of the 2.000% Senior Notes due December 1, 2024 (“2024 Senior Notes”), 2.375% Senior Notes due December 1, 2029 (“2029 Senior Notes”) and 3.125% Senior Notes due December 1, 2049 (“2049 Senior Notes”); the April 2020 issuance of the 2.600% Senior Notes due April 15, 2030 (“2030 Senior Notes”); and the $750 million outstanding under our $1,500 million revolving credit facility at June 30, 2020. Also contributing to the increase was the decrease in total equity reflecting a decrease in net earnings, partially offset by lower treasury stock purchases.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 11 – Debt.
Cash Flows

	Year Ended June 30
(In millions)	2020	2019
Net cash provided by operating activities	$2,280	$2,517
Net cash provided by (used for) investing activities	$(1,698)	$473
Net cash provided by (used for) financing activities	$1,461	$(2,173)

The change in net cash flows from operations primarily reflected lower net sales, partially offset by the cost actions taken in response to COVID-19. The lower net sales also reduced working capital needs.

The change in net cash flows from investing activities primarily reflected cash paid, net of cash acquired, in connection with the fiscal 2020 second quarter acquisition of Have & Be, as well as lower proceeds from the sale of investments due to the prior-year liquidation of our foreign subsidiary that owned our available-for-sale securities.

The change in net cash flows from financing activities primarily reflected proceeds from the November 2019 and April 2020 issuance of long-term debt, changes in short-term debt, reflecting current borrowings under our existing revolving credit facility and the issuance of commercial paper, and lower treasury stock purchases, partially offset by the repayment of the 2020 Senior Notes in the current year.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for the fiscal 2019 to fiscal 2018 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2020 and through August 20, 2020, see Item 8. Financial Statements and Supplementary Data – Note 17 – Common Stock. As noted in Item 8. Financial Statements and Supplementary Data – Note 17 – Common Stock, we did not declare quarterly cash dividends that would have been paid in June 2020.
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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2020 and 2019, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan. As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2021.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2021	2020	2019
Non-qualified domestic noncontributory pension plan benefit payments	$23	$18	$19
International defined benefit pension plan contributions	$25	$25	$33
Post-retirement plan benefit payments	$8	$8	$7

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

For additional contingencies refer to Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies (Contractual Obligations).
Contractual Obligations
For a discussion of our contractual obligations, see Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies (Contractual Obligations).
Derivative Financial Instruments and Hedging Activities
For a discussion of our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments.
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Cash Flow Hedges, Net Investment Hedges).
Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net increase (decrease) in the fair value of our portfolio of approximately $(222) million and $48 million as of June 30, 2020 and 2019, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase (decrease) by approximately $9 million and $(16) million as of June 30, 2020 and 2019, respectively. Our sensitivity analysis represents an estimate of reasonably possible net losses that would be recognized on our portfolio of derivative financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results, which may or may not occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in our portfolio of derivative financial instruments during the year. We believe, however, that any such loss incurred would be offset by the effects of market rate movements on the respective underlying transactions for which the derivative financial instrument was intended.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2020 and our results of operations for the three fiscal years ended June 30, 2020 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies relate to goodwill, other intangible assets and long-lived assets, income taxes and business combinations.
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
When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we can perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For fiscal 2020 and 2019, we elected to perform the qualitative assessment for certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. For our other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, Other Intangible Assets and Long-Lived Assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies, Note 6 – Goodwill and Other Intangible Assets and Note 7 – Leases.

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
Business Combinations
We use the acquisition method of accounting for acquired businesses. Under the acquisition method, our consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. We allocate the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. The determination of fair value, as well as the expected useful lives of certain assets acquired, requires management to make judgements and may involve the use of significant estimates, including assumptions with respect to estimated future cash flows, discount rates and valuation multiples from comparable publicly traded companies, among other things. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

During fiscal 2020, we acquired the remaining 66.66% equity interest in Have & Be. We originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value, resulting in the recognition of a gain. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain, which was reclassified from accumulated other comprehensive income. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies.

We allocated the total consideration transferred, which included the cash paid at closing and the fair value of our previously held equity method investment, to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill.

For further discussion of our Business Combinations accounting policy, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies.

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
(11)impacts attributable to the COVID-19 pandemic, including disruptions to our global business;
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
(18)the timing and impact of acquisitions, investments and divestitures; and
(19)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures, including impacts of COVID-19, as of June 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”). The 2020 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2020 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.
The information required by this Item will be included in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2020 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2020 and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2020 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.
Equity Compensation Plan Information as of June 30, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(4)
Equity compensation plans approved by security holders(1)	13,763,705	$108.30	14,991,674

(1)Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).
(2)Consists of 8,644,974 shares issuable upon exercise of outstanding options, 1,948,329 shares issuable upon conversion of outstanding Restricted Stock Units, 2,449,778 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs and PSUs vested as of June 30, 2020 pending approval by the Stock Plan Subcommittee of our Board of Directors), 136,836 shares issuable upon conversion of Share Units and 583,788 shares issuable upon conversion of Long-term PSUs.
(3)Calculated based upon outstanding options in respect of 8,644,974 shares of our Class A Common Stock.
(4)The 2002 Plan authorizes the grant of shares and benefits other than stock options. As of June 30, 2020, there were 14,505,951 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2020). Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan. The Director Plan currently provides for an annual grant of options and stock units to non-employee directors. As of June 30, 2020, there were 485,723 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2020, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 8% to 389,281,011. Of the outstanding options to purchase 8,644,974 shares of Class A Common Stock, options to purchase 7,355,467 shares have an exercise price less than $188.68, the closing price on June 30, 2020. Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 2% to 367,881,099.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2020 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2020 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)1 and 2.  Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a	Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.17	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 1.800% Senior Notes due 2020 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 1.800% Senior Notes due 2020 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description

4.19	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.21	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.23	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.27	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.29	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

Exhibit Number	Description

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064). * †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Deirdre Stanley (SEC File No. 1-14064).†

10.12a	Amendment to Employment Agreement with Deirdre Stanley (SEC File No. 1-14064).†

Exhibit Number	Description

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.13a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.14a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.15	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.15b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.15c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

10.15d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).* †

10.16	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.16a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

10.17	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.17a	Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.17b	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).* †

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).* †

10.18d	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

Exhibit Number	Description

10.18e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.18f	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.18g	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.18h	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.18i	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.18j	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.18k	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064) .* †

10.18l
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18m	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.18n	Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.18o	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.18p	Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16v to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18q	Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).* †

10.18r	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.18s
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17t to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18t
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

Exhibit Number	Description

10.18u	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.18v	Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18w	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18x	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16cc to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18y
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17y to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18z
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17z to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18aa
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17aa to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18bb	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18cc	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18dd	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.19	$1.5 Billion Credit Agreement, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018) (SEC File No. 1-14064).*

10.20	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

Exhibit Number	Description

10.22d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.24	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).* †

10.24a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †

10.24b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).* †

10.25	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.25a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.25b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020 is formatted in iXBRL
____________________
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
Date: August 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 28, 2020
Fabrizio Freda

WILLIAM P. LAUDER*	Executive Chairman and a Director	August 28, 2020
William P. Lauder

LEONARD A. LAUDER*	Director	August 28, 2020
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 28, 2020
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 28, 2020
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 28, 2020
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 28, 2020
Paul J. Fribourg

IRVINE O. HOCKADAY, JR.*	Director	August 28, 2020
Irvine O. Hockaday, Jr.

JENNIFER HYMAN*	Director	August 28, 2020
Jennifer Hyman

JANE LAUDER*	Director	August 28, 2020
Jane Lauder

RONALD S. LAUDER*	Director	August 28, 2020
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 28, 2020
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 28, 2020
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 28, 2020
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 28, 2020
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 28, 2020
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 28, 2020
Tracey T. Travis
___________________________________________
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
On December 18, 2019, the Company acquired Have&Be Co. Ltd. (“Have & Be”). As of and for the year ended June 30, 2020, Have & Be represented approximately 12% and 1% of the Company's consolidated total assets and net sales, respectively. The Company elected to exclude the internal controls relating to Have & Be from its fiscal 2020 annual evaluation of the effectiveness of internal control over financial reporting.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, the Company’s management has concluded that, as of June 30, 2020, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
The Estée Lauder Companies Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited The Estée Lauder Companies Inc. and subsidiaries’ (“the Company”) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended June 30, 2020 and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated August 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Have&Be Co. Ltd. on December 18, 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, Have&Be Co. Ltd.’s internal control over financial reporting associated with 12% of total assets and 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended June 30, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Have&Be Co. Ltd.

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
August 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Estée Lauder Companies Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and subsidiaries (“the Company”) as of June 30, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended June 30, 2020 and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

As discussed in Note 14 to the consolidated financial statements, the Company has changed its method of accounting for revenue and related costs effective July 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Recoverability of the carrying value of goodwill and indefinite‑lived intangible assets
As discussed in Note 6 to the consolidated financial statements, goodwill and indefinite‑lived intangible assets as of June 30, 2020 were $1,401 million and $2,338 million, respectively. Annually, or whenever events or changes in circumstances indicate a potential impairment has occurred, the Company evaluates the recoverability of the carrying value of goodwill and indefinite‑lived intangible assets. As a result of recoverability tests performed during the year ended June 30, 2020, the Company recognized goodwill and indefinite‑lived intangible asset impairment charges of $812 million and $614 million, respectively. The Company used a combination of the market and income approaches to determine the estimated fair values of such assets.

We identified the evaluation of the recoverability of the carrying values of goodwill and trademark indefinite‑lived intangible assets related to the Too Faced, BECCA, and GLAMGLOW reporting units to be a critical audit matter. A high degree of judgment was required of management to estimate the fair value of these reporting units and trademarks. Subjective and challenging auditor judgment was required to evaluate the comparable publicly traded companies used to derive the market multiples and the projected cash flows, including the revenue growth rate, royalty rate, and discount rate assumptions. Additional uncertainty existed in the projected cash flows due to the COVID‑19 pandemic impact on the economic environment. Specialized skills and knowledge were also required to assess the royalty rate and discount rate assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and indefinite‑lived intangible assets impairment process. This included controls over the determination of the assumptions listed above used to estimate the fair value of the reporting units and trademark indefinite‑lived intangible assets. To assess the Company’s ability to project cash flows, including revenue growth rates, we compared the Company’s historical cash flow projections for Too Faced, BECCA, and GLAMGLOW to actual results. We evaluated the Company’s revenue growth rate assumptions by comparing the projections to the underlying business strategies and growth plans. To assess the impact of changes to the assumptions, we performed a sensitivity analysis related to select inputs to the projected cash flows, including revenue growth rates. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•Developing an estimate of market valuation of the reporting units using an evaluation of comparable publicly traded  companies and market multiples based on publicly available information, and comparing the result to the Company’s fair value estimate,
•Developing an estimate of fair value of the reporting units using the Company’s projected cash flows, including revenue growth rates, and a discount rate based on publicly available information, and comparing the result to the Company’s fair value estimate, and
•Evaluating the assumed royalty rate for the trademark intangible asset valuation by comparing it to royalty rates for similar companies.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process. This included controls over the identification of changes to tax laws in the various jurisdictions in which it operates. We obtained an understanding of the Company’s overall legal entity structure by reading and evaluating the Company’s organizational charts and associated documentation, including legal documents. We, with the assistance of tax professionals with specialized skills and knowledge, evaluated the effect on the Company’s tax provision of changes in its legal entity structure and tax laws by reviewing and evaluating management’s tax calculations and assessing the Company’s compliance with tax laws.

Acquisition‑date fair values of a certain trademark, a certain customer relationship intangible asset, and the previously held equity interest in Have & Be Co. Ltd.
As discussed in Note 5 to the consolidated financial statements, on December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. As a result of the transaction, the Company acquired certain identifiable intangible assets, including trademarks associated with the skincare brands acquired and customer relationships for the acquired company’s existing customers. The acquisition‑date fair values for the trademarks and customer relationship intangible assets were approximately $722 million and $937 million, respectively. The Company also re‑measured its previously held equity interest to its acquisition‑date fair value of $660 million and recognized a gain of $534 million, which is included in other income, net in the consolidated statement of earnings. The Company used a combination of the market and income approaches to determine the estimated fair values of such assets and previously held equity interest.

We identified the evaluation of the acquisition‑date fair values of a certain trademark, a certain customer relationship intangible asset, and the previously held equity interest in Have&Be Co. Ltd. as a critical audit matter. A high degree of judgment was required of management to estimate of the fair value of these assets. Subjective and complex auditor judgment was required to evaluate the comparable publicly traded companies used to derive the market multiples and the projected cash flows, including the revenue growth rates, royalty rate, and discount rate assumptions, used in estimating the acquisition‑date fair values. Additionally, specialized skills and knowledge were required to assess the royalty rate and discount rate assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition‑date valuation process. This included controls over the determination of the above listed assumptions used to estimate the acquisition‑date fair values. We evaluated the projected cash flows, including the revenue growth rates, used by the Company by comparing projected cash flows to publicly available information for comparable companies and to historical revenues achieved. To assess the impact of changes to the assumptions, we performed a sensitivity analysis related to select inputs to the projected cash flows, including the revenue growth rates. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•Developing an estimate of fair value of the previously held equity interest based on the total enterprise fair value using publicly available market data, the Company’s projected cash flows, and a discount rate based on publicly available market data, and comparing the results to the Company’s fair value estimate,
•Developing an estimate of fair value of a certain trademark acquired using the Company’s projected cash flows and a royalty rate and discount rate based on publicly available information, and comparing the result to the Company’s fair value estimate, and
•Developing an estimate of fair value of a certain customer relationship acquired using the Company’s projected cash flows and a discount rate based on publicly available information, and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

New York, New York
August 28, 2020

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2020	2019	2018

Net sales	$14,294	$14,863	$13,683
Cost of sales	3,552	3,387	2,844

Gross profit	10,742	11,476	10,839

Operating expenses
Selling, general and administrative	8,637	8,857	8,553
Restructuring and other charges	73	216	231
Goodwill impairment	812	68	—
Impairments of other intangible and long-lived assets	614	22	—
Total operating expenses	10,136	9,163	8,784

Operating income	606	2,313	2,055

Interest expense	161	133	128
Interest income and investment income, net	48	58	56
Other components of net periodic benefit cost	4	2	3
Other income, net	557	71	—
Earnings before income taxes	1,046	2,307	1,980

Provision for income taxes	350	513	863
Net earnings	696	1,794	1,117

Net earnings attributable to noncontrolling interests	(12)	(9)	(9)
Net earnings attributable to The Estée Lauder Companies Inc.	$684	$1,785	$1,108

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.90	$4.91	$3.01
Diluted	$1.86	$4.82	$2.95

Weighted-average common shares outstanding
Basic	360.6	363.5	368.0
Diluted	366.9	370.4	375.7
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30
(In millions)	2020	2019	2018

Net earnings	$696	$1,794	$1,117

Other comprehensive income (loss):
Net unrealized investment gain (loss)	—	14	(13)
Net cash flow hedge gain (loss)	(9)	(24)	57
Amounts included in net periodic benefit cost	12	(102)	92
Translation adjustments	(108)	(57)	(20)
Benefit (provision) for deferred income taxes on components of other comprehensive income	3	40	(34)
Total other comprehensive income (loss)	(102)	(129)	82
Comprehensive income	594	1,665	1,199

Comprehensive income attributable to noncontrolling interests:
Net earnings	(12)	(9)	(9)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$582	$1,656	$1,190
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share data)	2020	2019

ASSETS

Current assets
Cash and cash equivalents	$5,022	$2,987
Accounts receivable, net	1,194	1,831
Inventory and promotional merchandise	2,062	2,006
Prepaid expenses and other current assets	614	388
Total current assets	8,892	7,212

Property, plant and equipment, net	2,055	2,068
Other assets
Operating lease right-of-use assets	2,282	—
Goodwill	1,401	1,868
Other intangible assets, net	2,338	1,203
Other assets	813	805
Total other assets	6,834	3,876
Total assets	$17,781	$13,156

LIABILITIES AND EQUITY

Current liabilities
Current debt	$1,222	$516
Accounts payable	1,177	1,490
Operating lease liabilities	375	—
Other accrued liabilities	2,405	2,599
Total current liabilities	5,179	4,605

Noncurrent liabilities
Long-term debt	4,914	2,896
Long-term operating lease liabilities	2,278	—
Other noncurrent liabilities	1,448	1,244
Total noncurrent liabilities	8,640	4,140

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2020 and June 30, 2019; shares issued: 451,927,441 at June 30, 2020 and 443,685,124 at June 30, 2019; Class B shares authorized: 304,000,000 at June 30, 2020 and June 30, 2019; shares issued and outstanding: 135,235,429 at June 30, 2020 and 139,537,814 at June 30, 2019	6	6
Paid-in capital	4,790	4,403
Retained earnings	10,134	9,984
Accumulated other comprehensive loss	(665)	(563)

	14,265	13,830
Less: Treasury stock, at cost; 226,637,238 Class A shares at June 30, 2020 and 222,120,630 Class A shares at June 30, 2019	(10,330)	(9,444)
Total stockholders’ equity – The Estée Lauder Companies Inc.	3,935	4,386
Noncontrolling interests	27	25
Total equity	3,962	4,411
Total liabilities and equity	$17,781	$13,156
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Year Ended June 30
(In millions)	2020	2019	2018

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	4,403	3,972	3,559
Common stock dividends	3	—	—
Stock-based compensation	384	431	413
Paid-in capital, end of year	4,790	4,403	3,972

Retained earnings, beginning of year	9,984	9,040	8,452
Common stock dividends	(505)	(612)	(552)
Net earnings attributable to The Estée Lauder Companies Inc.	684	1,785	1,108
Reclassification from accumulated other comprehensive loss as a result of the adoption of a new accounting standard	—	—	32
Cumulative effect of adoption of new accounting standards	(29)	(229)	—
Retained earnings, end of year	10,134	9,984	9,040

Accumulated other comprehensive loss, beginning of year	(563)	(434)	(484)
Reclassification to retained earnings as a result of the adoption of a new accounting standard	—	—	(32)
Other comprehensive income (loss)	(102)	(129)	82
Accumulated other comprehensive loss, end of year	(665)	(563)	(434)

Treasury stock, beginning of year	(9,444)	(7,896)	(7,149)
Acquisition of treasury stock	(768)	(1,458)	(688)
Stock-based compensation	(118)	(90)	(59)
Treasury stock, end of year	(10,330)	(9,444)	(7,896)

Total stockholders’ equity – The Estée Lauder Companies Inc.	3,935	4,386	4,688

Noncontrolling interests, beginning of year	25	22	18
Net earnings attributable to noncontrolling interests	12	9	9
Distributions to noncontrolling interest holders	(10)	(6)	(5)
Noncontrolling interests, end of year	27	25	22

Total equity	$3,962	$4,411	$4,710

Cash dividends declared per common share	$1.39	$1.67	$1.48
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2020	2019	2018

Cash flows from operating activities
Net earnings	$696	$1,794	$1,117
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	611	557	531
Deferred income taxes	(143)	(66)	175
Non-cash stock-based compensation	213	243	236
Net loss on disposal of property, plant and equipment	20	17	15
Non-cash restructuring and other charges	20	—	1
Pension and post-retirement benefit expense	82	72	73
Pension and post-retirement benefit contributions	(73)	(53)	(85)
Goodwill, other intangible and long-lived asset impairments	1,426	90	—
Changes in fair value of contingent consideration	(17)	(37)	(43)
Gain on liquidation of an investment in a foreign subsidiary, net	—	(71)	—
Gain on previously held equity method investment	(534)	—	—
Other non-cash items	(10)	(27)	(22)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	625	(169)	(105)
Increase in inventory and promotional merchandise	(3)	(375)	(147)
Decrease (increase) in other assets, net	(212)	(62)	1
Increase (decrease) in accounts payable	(308)	319	349
Increase (decrease) in other accrued and noncurrent liabilities	(169)	285	466
Increase in operating lease assets and liabilities, net	56	—	—
Net cash flows provided by operating activities	2,280	2,517	2,562

Cash flows from investing activities
Capital expenditures	(623)	(744)	(629)
Payments for acquired businesses, net of cash acquired	(1,047)	—	—
Proceeds from the disposition of investments	—	1,229	749
Purchases of investments	(5)	(14)	(478)
Proceeds from sale of property, plant and equipment	—	2	—
Settlement of net investment hedges	(23)	—	—
Net cash flows provided by (used for) investing activities	(1,698)	473	(358)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	755	(171)	(8)
Proceeds from issuance of long-term debt, net	2,481	—	—
Debt issuance costs	(18)	—	—
Repayments and redemptions of long-term debt	(513)	(1)	(2)
Net proceeds from stock-based compensation transactions	180	192	182
Payments to acquire treasury stock	(893)	(1,555)	(759)
Dividends paid to stockholders	(503)	(609)	(546)
Payments to noncontrolling interest holders for dividends	(10)	(6)	(4)
Payments of contingent consideration	(18)	(23)	(35)
Net cash flows provided by (used for) financing activities	1,461	(2,173)	(1,172)

Effect of exchange rate changes on Cash and cash equivalents	(8)	(11)	13
Net increase in Cash and cash equivalents	2,035	806	1,045
Cash and cash equivalents at beginning of year	2,987	2,181	1,136

Cash and cash equivalents at end of year	$5,022	$2,987	$2,181
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under brand names, including: Estée Lauder, Aramis, Clinique, Prescriptives, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, RODIN olio lusso, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, By Kilian, BECCA, Too Faced and Dr. Jart+. Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Kiton, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Ermenegildo Zegna and AERIN brand names for fragrances and/or cosmetics.

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
Management Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, business combinations, goodwill, other intangible assets and long-lived assets, and income taxes. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment, including those related to the impacts of the COVID-19 pandemic, will be reflected in the consolidated financial statements in future periods.
Currency Translation and Transactions
All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at weighted-average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as cumulative translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(106) million, $30 million and $(17) million, net of tax, in fiscal 2020, 2019 and 2018, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2020, 2019 and 2018.
In fiscal 2019, the Company had an investment in a foreign subsidiary that owned the Company’s available-for-sale securities, and the Company sold its available-for-sale securities, which liquidated this investment in the foreign subsidiary. As a result, the Company recorded a realized foreign currency gain on liquidation of $77 million and a gross loss on the sale of available-for-sale securities of $6 million, both of which were reclassified from accumulated OCI (“AOCI”) to Other income, net in the accompanying consolidated statement of earnings.
The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. In fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 12 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $51 million, $46 million and $(95) million in fiscal 2020, 2019 and 2018, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include $775 million and $1,566 million of short-term time deposits at June 30, 2020 and 2019, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Investments
Investments in the common stock of privately-held companies in which the Company has significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. The Company accounts for its cost method investments at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. These investments were not material to the Company’s consolidated financial statements as of June 30, 2020 and 2019 and are included in Long-term investments in the accompanying consolidated balance sheets.
Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions. The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends. Payment terms are short-term in nature and are generally less than one year. In addition, if the good/service is transferred and payment is received within one year, the Company does not determine significant financing components. See Note 14 – Revenue Recognition for additional information.
Inventory and Promotional Merchandise
Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or net realizable value, with cost being based on standard cost and production variances, which approximate actual cost on the first-in, first-out method. Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity. Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers. Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its estimated realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age and historical results. In addition, and as necessary, specific reserves for future known or anticipated events may be established.
Derivative Financial Instruments
The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value. All derivatives are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (iii) not designated as a hedging instrument. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments). Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge of a forecasted transaction are recorded in OCI. Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Changes in the fair value of derivative instruments not designated as hedging instruments are reported in current-period earnings. All derivative gains and losses relating to cash flow hedges and fair value hedges are recognized in the same income statement line as the hedged items. In fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 12 – Derivative Financial Instruments for further discussion.

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

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company's consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. The Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. See Note 5 – Acquisition of Business for further information.

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

For fiscal 2020 and 2019, the Company elected to perform the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value. The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Company’s other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the fair value of the reporting units, the Company used an equal weighting of the income and market approaches. Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit.  The key estimates and factors used in these two approaches include revenue growth rates and profit margins based on internal forecasts, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples. To determine the fair value of other indefinite-lived intangible assets, we use an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.
See Note 6 – Goodwill and Other Intangible Assets for further information.
Long-Lived Assets
The Company reviews long-lived assets, primarily right-of-use assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be measured and recorded for the excess of the carrying value over the fair value. Specifically for right-of-use assets, fair value is based on discounting market rent using a real estate discount rate.
Leases
During the first quarter of fiscal 2020, the Company adopted the new lease accounting standard, Accounting Standards Codification ("ASC") Topic 842 – Leases (“ASC 842”). See Note 7 – Leases for discussion.
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
Revenue Recognition

During fiscal 2019, the Company adopted the new revenue accounting standard, ASC 606, under the modified retrospective method to all contracts as of the date of adoption. Under this method, the consolidated financial statements for the fiscal period beginning July 1, 2018 are presented under the new revenue accounting standard, while the fiscal 2018 results reflect the revenue accounting standards in effect during that period.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in Accounting Policies
As a result of the fiscal 2019 adoption of ASC 606, the Company changed its accounting policies for revenue recognition as follows:

•For products sold that qualify for customer loyalty program awards, the Company defers a portion of revenue related to the product sales. Previously, the Company recognized revenue in full for product sales and accrued for the expected amounts of loyalty awards to be provided under the incremental cost approach.
•A portion of revenue is deferred for shipments of saleable products with separate performance obligations to provide gift with purchase and purchase with purchase promotional products, and is recognized as control is transferred to a customer. Previously, the Company recognized revenue for saleable products and purchase with purchase products based upon invoice prices charged to customers and included the cost of gift with purchase products and/or purchase with purchase products in Cost of sales when risks and rewards of ownership transferred to the Company’s customer (i.e. a third-party retailer).
•The cost of certain promotional products, including samples and testers, are classified within Cost of sales. Such costs were previously accounted for as a component of Selling, general and administrative expenses.
•In conjunction with the adoption of ASC 606, the Company reassessed its contracts under the variable consideration guidance, including the payments to customer guidance, and as a result certain reclassifications were made related to the timing and classification of certain net demonstration payments to and from customers.
•For product returns, the Company established a sales return accrual and a corresponding asset for the right to recover goods in Other accrued liabilities and Inventory and promotional merchandise, net, respectively, while previously the net liability for product returns was recorded as a reduction of Accounts receivable, net.

In addition, the Company adopted the policy election to exclude from the transaction price all amounts collected from customers for sales and other taxes.

As a result of the change in accounting policies noted above, the Company recorded a cumulative adjustment of $229 million, net of tax, as a reduction to its fiscal 2019 opening balance of retained earnings.

See Note 14 – Revenue Recognition for further discussion. For revenue disaggregated by product category and geographic region, see Note 22 – Segment Data and Related Information.

Advertising and Promotion

Global net advertising, merchandising, sampling, promotion and product development expenses of $3,398 million, $3,440 million and $3,287 million in fiscal 2020, 2019 and 2018, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred. In fiscal 2020 and 2019, as a result of the fiscal 2019 adoption of ASC 606, the cost of certain promotional products, including samples and testers, are classified within Cost of sales. Such costs in fiscal 2018 were classified within Selling, general and administrative expenses.
Research and Development
Research and development costs of $228 million, $202 million and $181 million in fiscal 2020, 2019 and 2018, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.
Shipping and Handling
Shipping and handling expenses of $583 million, $570 million and $507 million in fiscal 2020, 2019 and 2018, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
License Arrangements
The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The current licenses have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. Most of our license agreements have renewal terms in 5 year increments. As of June 30, 2020, the remaining terms considering available renewal periods range from 3 years to approximately 16 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government Assistance
The Company recognizes amounts received from government assistance programs as a reduction to cost of sales or operating expenses in the consolidated statements of earnings when there is reasonable assurance the Company will receive the amount and has met the conditions, if any, required by the government assistance program. During the second half of fiscal 2020, many governments in locations where the Company operates announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During the fourth quarter of fiscal 2020, the Company qualified for and recorded $99 million in government assistance, which reduced Selling, general and administrative expenses and Cost of sales by $87 million and $10 million, respectively. The remaining $2 million was deferred and will be recognized in fiscal 2021.
Recently Adopted Accounting Standards

Leases (ASC 842)
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

Impact on consolidated financial statements – On July 1, 2019, the Company adopted ASC 842, see Note 7 – Leases for further discussion.

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

Impact on consolidated financial statements – The Company adopted this guidance prospectively to lease concessions related to COVID-19 in the fiscal 2020 fourth quarter. The Company elected to treat all COVID-19 lease concessions as if the contract contained enforceable rights, recorded as variable rent expense, and elected to not remeasure the lease liability and right-of-use asset for COVID-19 lease concessions that provided for the deferral of payments. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards

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

Effective for the Company – Fiscal 2021 first quarter.

Impact on consolidated financial statements – The Company is in the process of finalizing its implementation of this standard, including the impacts to its accounting policy, business processes and internal controls over financial reporting relating to its accounts receivable allowance. The impact to accounts receivable and the resulting cumulative adjustment, which will be recorded as an adjustment to the opening balance of the Company's fiscal 2021 retained earnings, is not expected to be material to the Company's consolidated financial statements.

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

Impact on consolidated financial statements – The Company has determined that it will adopt this guidance on a prospective basis to implementation costs incurred after the effective date (July 1, 2020). The Company evaluated the impact of applying this guidance to its business systems that operate on cloud technology and concluded that the adoption of this standard is not expected to have a material impact on its consolidated financial statements.

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

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE

	June 30
(In millions)	2020	2019
Inventory and promotional merchandise consists of:
Raw materials	$542	$541
Work in process	305	268
Finished goods	995	981
Promotional merchandise	220	216
	$2,062	$2,006

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	June 30
(In millions)	2020	2019
Assets (Useful Life)

Land	$33	$29
Buildings and improvements (10 to 40 years)	400	337
Machinery and equipment (3 to 10 years)	865	811
Computer hardware and software (4 to 10 years)	1,335	1,264
Furniture and fixtures (5 to 10 years)	120	116
Leasehold improvements	2,381	2,274
	5,134	4,831
Less accumulated depreciation and amortization	(3,079)	(2,763)
	$2,055	$2,068

The cost of assets related to projects in progress of $501 million and $474 million as of June 30, 2020 and 2019, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $514 million, $495 million and $469 million in fiscal 2020, 2019 and 2018, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. See Note 7 – Leases for discussion of property, plant and equipment impairments.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ACQUISITION OF BUSINESS
On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, the Company estimated a refund receivable of $32 million that was still outstanding as of June 30, 2020. This acquisition is expected to further strengthen the Company’s leadership position in skin care and expand its consumer reach in Asia/Pacific, North America, the United Kingdom and travel retail. The Company originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment is included in Other income, net in the consolidated statements of earnings. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. The accounting for the Have & Be business combination was finalized as of June 30, 2020.
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, the Company transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, the Company recognized a foreign currency gain, which is also included in Other income, net in the consolidated statements of earnings.
A summary of the total purchase price and the total gain recognized in Other income, net in the consolidated statements of earnings is as follows:

(In millions)	December 18, 2019	Measurement Period Adjustments	June 30, 2020
Purchase price
Purchase price	$1,268	$(32)	$1,236
Fair value of previously held equity method investment	682	(22)	660
Write-off of call option relating to previously held equity method investment	4	—	4
Total purchase price	$1,954	$(54)	$1,900

	For the Six Months Ended December 31, 2019	Measurement Period Adjustments	For the Year Ended June 30, 2020
Gains recognized in the consolidated statement of earnings
Gain on previously held equity method investment	$549	$(19)	$530
Recognition of a previously unrealized foreign currency gain	4	—	4
Total gain on previously held equity method investment	553	(19)	534

Foreign currency gain on cash	23	—	23
Total Other income, net	$576	$(19)	$557

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has recorded an allocation of the total consideration transferred, which includes the cash paid at closing and the fair value of its previously held equity method investment, to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The measurement period adjustments, which consist of changes in estimates from the preliminary purchase price allocation performed in December 2019, considered the final calculation of the purchase price, final opening balance sheet (working capital adjustments) and final valuation report. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill.

The rollforward of the final allocation of the total consideration transferred as of December 18, 2019 to allocation as of June 30, 2020 is as follows:

(In millions, unaudited)	December 18, 2019	Measurement Period Adjustments	June 30, 2020
Cash	$228	$1	$229
Accounts receivable	48	(35)	13
Inventory	83	5	88
Other current assets	5	(1)	4
Property, plant and equipment	3	—	3
Right-of-use assets	3	—	3
Intangible assets	1,427	232	1,659
Goodwill	556	(210)	346
Other long-term assets	3	1	4
Total assets acquired	2,356	(7)	2,349

Accounts payable	27	(13)	14
Other accrued liabilities	22	5	27
Deferred income taxes	352	55	407
Lease liability	1	—	1
Total liabilities assumed	402	47	449
Total consideration transferred	$1,954	$(54)	$1,900
The results of operations of Have & Be are reported on a one-month lag to facilitate consolidated reporting. For the year ended June 30, 2020, the Company's consolidated statements of earnings included approximately $165 million of net sales and $40 million of net loss, net of tax, inclusive of acquisition-related costs, related to Have & Be. Acquisition-related costs, which primarily include financial advisory, accounting and legal fees, in the amount of $7 million are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings for the year ended June 30, 2020. Pro forma results of operations reflecting the acquisition of Have & Be are not presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 5 – Acquisition of Business, in December 2019, the Company acquired Have & Be, which included the addition of goodwill of $346 million, amortizable intangible assets (customer lists) of $937 million with amortization periods of 7.5 years to 17.5 years, and non-amortizable intangible assets (trademarks) of $722 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with additional share in the skin care category, as well as the value associated with assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition is not expected to be deductible for tax purposes. The accounting for the Have & Be business combination was finalized as of June 30, 2020.

During the year ended June 30, 2020 and 2019, the Company recognized $11 million and $13 million, respectively, of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand.

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

Goodwill
The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition.  The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2018
Goodwill	$185	$1,186	$256	$391	$2,018
Accumulated impairments	(36)	—	(22)	(34)	(92)
	149	1,186	234	357	1,926

Goodwill acquired during the year	—	13	—	—	13
Impairment charges	—	(68)	—	—	(68)
Translation adjustments, goodwill	—	—	(2)	(1)	(3)
	—	(55)	(2)	(1)	(58)

Balance as of June 30, 2019
Goodwill	185	1,199	254	390	2,028
Accumulated impairments	(36)	(68)	(22)	(34)	(160)
	149	1,131	232	356	1,868

Goodwill acquired during the year	346	11	—	—	357
Impairment charges	(60)	(749)	(3)	—	(812)
Translation adjustments, goodwill	(12)	—	—	(1)	(13)
Translation adjustments, accumulated impairments	1	—	(1)	1	1
	275	(738)	(4)	—	(467)

Balance as of June 30, 2020
Goodwill	519	1,210	254	389	2,372
Accumulated impairments	(95)	(817)	(26)	(33)	(971)
	$424	$393	$228	$356	$1,401

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets
Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist. Other intangible assets (e.g., non-compete agreements, customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 20 years. Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2020 and 2019 were not significant to the Company’s results of operations.
Other intangible assets consist of the following:

	June 30, 2020			June 30, 2019
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,590	$475	$1,115	$684	$369	$315
License agreements	43	43	—	43	43	—
	$1,633	$518	1,115	$727	$412	315
Non-amortizable intangible assets:
Trademarks and other			1,223			888
Total intangible assets			$2,338			$1,203

The aggregate amortization expense related to amortizable intangible assets for fiscal 2020, 2019 and 2018 was $73 million, $51 million and $51 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2021	2022	2023	2024	2025
Estimated aggregate amortization expense	$105	$100	$100	$98	$97

Fiscal 2020 Impairment Testing
The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During December 2019, given the continuing declines in prestige makeup, generally in North America, and the ongoing competitive activity, the Company’s Too Faced, BECCA and Smashbox reporting units made revisions to their internal forecasts concurrent with the Company’s brand strategy review process. During March 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the Company, the Company made additional revisions to the internal forecasts relating to its Too Faced, BECCA, Smashbox and GLAMGLOW reporting units. The Company concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of December 31, 2019 and March 31, 2020. The Company concluded that the carrying amounts of the long-lived assets were recoverable. For December 31, 2019 and March 31, 2020, the Company also concluded that the carrying values of the trademarks exceeded their estimated fair values and recorded impairment charges. For December 31, 2019, the Company utilized the relief-from-royalty method to determine discounted projected future cash flows, and for March 31, 2020, the relief-from-royalty method was based on probability weighted cash flows. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. For December 31, 2019, the fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. For March 31, 2020, the fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows, based on probability weighted undiscounted cash flows, and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.
Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2020, the Company determined that the carrying value of the Editions de Parfums Frédéric Malle reporting unit exceeded its fair value. This determination was made based on updated internal forecasts, finalized and approved in June 2020, that reflected lower net sales growth projections due to a softer than expected retail environment for the brand, as well as the impacts relating to the uncertainty of the duration and severity of COVID-19. These changes in circumstances were also an indicator that the carrying amounts of its respective long-lived assets, including customer lists, may not be recoverable. The Company concluded that the carrying value of the trademarks exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. The Company concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying value of the trademarks, the Company completed the quantitative impairment test for goodwill and recorded a goodwill impairment charge for this reporting unit. The fair value of this reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.
During June 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the Company, the Company made further revisions to the internal forecasts relating to its BECCA and GLAMGLOW reporting units. The Company concluded that the changes in circumstances in these reporting units triggered the need for an interim impairment review of their respective trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and recoverability tests for the long-lived assets as of June 30, 2020. The Company concluded that the carrying values of the trademarks for BECCA and GLAMGLOW exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. In addition, the Company concluded that the carrying value of the BECCA customer lists intangible asset exceeded its estimated fair value, which was determined utilizing the multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods, and recorded an impairment charge. The Company concluded that the carrying amounts of the long-lived assets of GLAMGLOW were recoverable. After adjusting the carrying values of the trademarks and the BECCA customer lists, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges for each of these reporting units. The fair value of each reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the impairment charges for the three and twelve months ended June 30, 2020 and the remaining trademark, customer lists and goodwill carrying values as of June 30, 2020, for each reporting unit, are as follows:

		Impairment Charge
(In millions)		Three Months Ended June 30, 2020			Twelve Months Ended June 30, 2020			Carrying Value
Reporting Unit:	Product Category	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill
Too Faced	Makeup	$—	$—	$—	$253	$—	$592	$272	$217	$13
BECCA	Makeup	24	35	15	71	35	85	27	7	13
Smashbox	Makeup	—	—	—	23	—	72	32	—	—
GLAMGLOW	Skin care	5	—	8	6	—	60	57	6	54
Editions de Parfums Frédéric Malle	Fragrance	11	—	3	11	—	3	21	2	3
Total		$40	$35	$26	$364	$35	$812	$409	$232	$83

The impairment charges for the three and twelve months ended June 30, 2020 were reflected in the Americas region.

Fiscal 2019 Impairment Testing
During fiscal 2019, the Company’s Smashbox reporting unit made revisions to its internal forecasts reflecting the continued slowdown of its makeup business driven by ongoing competitive activity and lower than expected growth in key retail channels for the brand. The Company concluded that these changes in circumstances triggered the need for an interim impairment review of the Smashbox trademark and the Smashbox reporting unit goodwill. Accordingly, the Company performed interim impairment tests as of December 31, 2018 and March 31, 2019. The Company concluded that the carrying values of the Smashbox trademark exceeded their estimated fair values, which were determined utilizing a royalty rate to determine discounted projected future cash flows. As a result, the Company recognized impairment charges totaling $22 million for the trademark in fiscal 2019. After adjusting the carrying values of the trademark, the Company completed interim quantitative impairment tests for goodwill and recorded goodwill impairment charges related to the Smashbox reporting unit. The fair values of the reporting unit as of December 31, 2018 and March 31, 2019 were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. In fiscal 2019, the Company recorded goodwill impairment charges related to the Smashbox reporting unit totaling $68 million. These impairment charges were reflected in the makeup product category and in the Americas region.

NOTE 7 – LEASES
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
The adoption of this standard impacted the Company’s consolidated balance sheet due to the recognition of right-of-use (“ROU”) assets and associated lease liabilities related to operating leases as compared to the previous accounting. The accounting for finance leases under ASC 842 is consistent with the prior accounting for capital leases. The impact of the adoption of this standard on the Company’s consolidated statements of earnings and consolidated statement of cash flows was not material.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 59 years. Some of the Company’s lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 23 years.
A summary of total lease costs and other information for the periods relating to the Company’s finance and operating leases is as follows:

(In millions)	June 30, 2020
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$11
Interest on lease liabilities	1
Operating lease cost	625
Short-term lease cost	24
Variable lease cost	158
Total	$819
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$426
Financing cash flows from finance leases	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$266
Right-of-use assets obtained in exchange for new finance lease liabilities	$1
Weighted-average remaining lease term – finance leases	2 years
Weighted-average remaining lease term – operating leases	11 years
Weighted-average discount rate – finance leases	2.7%
Weighted-average discount rate – operating leases	2.5%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2021	$436	$8
Fiscal 2022	377	4
Fiscal 2023	335	1
Fiscal 2024	301	—
Fiscal 2025	259	—
Thereafter	1,349	—
Total future minimum lease payments	3,057	13
Less imputed interest	(404)	—
Total	$2,653	$13

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30, 2020
(In millions)	Operating Leases	Finance Leases
Total current liabilities	$375	$8
Total noncurrent liabilities	2,278	5
Total	$2,653	$13
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheet as of June 30, 2020.
As a result of the challenging retail environment due to the COVID-19 pandemic, certain of the Company’s freestanding stores experienced lower net sales and lower expectations of future cash flows. These changes were an indicator that the carrying amounts may not be recoverable. Accordingly, the Company performed a recoverability test by comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. For those freestanding stores that failed step one of this test, the Company then compared the assets carrying values to their estimated fair values. Specifically, for the related ROU assets, the fair value was based on discounting market rent using a real estate discount rate. As a result, the Company recognized $215 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings for the year ended June 30, 2020, related to operating lease ROU assets of $131 million, as well as the related property, plant and equipment and other long-lived assets in certain freestanding stores of $84 million, combined.
A summary of the impairment charge for the year ended June 30, 2020 is as follows:

(In millions)
Product Category	Impairment Charge
Skin care	$22
Makeup	160
Fragrance	18
Hair care	14
Other	1
Total	$215

Region	Impairment Charge
The Americas	$103
Europe, the Middle East & Africa	104
Asia/Pacific	8
Total	$215

As of June 30, 2020, the Company has additional operating lease obligations, relating primarily to facilities to support the Company’s manufacturing operations, retail stores, and corporate offices, that have not yet commenced of $103 million. In addition, the Company has additional finance lease obligations, relating to facilities to support the Company’s manufacturing operations, that have not yet commenced of $1 million. These leases will commence between fiscal 2021 and fiscal 2025 with lease terms of 1 year to 20 years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2020, 2019 and 2018, the Company incurred charges associated with restructuring and other activities in connection with its Leading Beauty Forward initiative as follows:

			Operating Expenses
(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2020	$—	$10	$34	$39	$83
Fiscal 2019	$3	$22	$133	$83	$241
Fiscal 2018	$8	$18	$127	$104	$257

The types of activities included in restructuring and other charges, and the related accounting criteria, are described below.
Background
In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward,” “LBF” or the “LBF Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum. LBF is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value. Restructuring actions to be taken over the duration of LBF involve the redesigning, resizing and reorganization of select corporate functions and go-to-market structures to improve effectiveness and create cost efficiencies in support of increased investment in growth drivers. As the Company continues to grow, it is important to more efficiently support its diverse portfolio of brands, channels and geographies in the rapidly evolving prestige beauty environment. The Company also believes that decision-making in key areas of innovation, marketing and digital communications should be moved closer to the consumer to increase speed and local relevance.
As of June 30, 2019, the Company concluded the approvals of all major initiatives under LBF related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to substantially complete those initiatives through fiscal 2021.
The Company previously estimated a net reduction over the duration of LBF in the range of approximately 1,800 to 2,000 positions globally. The Company revised these estimates based on the review of the LBF Program noted above. At this time, the Company estimates a net reduction over the duration of LBF in the range of 1,300 to 1,600 positions globally, excluding point-of-sale positions. This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.
LBF Program Approvals
For the year ended June 30, 2020, the Company recognized $18 million of asset-related costs, approved under LBF, due to the impairment of operating lease ROU assets as a result of closed freestanding retail stores, whereby the ability to sublease the locations was negatively impacted by the COVID-19 pandemic. These charges were initially approved under LBF prior to fiscal 2020 as contract terminations related to continuing lease payments to landlords after exiting the location.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The approved restructuring and other charges expected to be incurred were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Total Charges Approved
Cumulative through June 30, 2019	$14	$88	$507	$358	$967
Fiscal 2020	(1)	(3)	4	—	—
Cumulative through June 30, 2020	$13	$85	$511	$358	$967

(In millions)	Employee- Related Costs	Asset-Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative through June 30, 2019	$461	$7	$25	$14	$507
Fiscal 2020	(1)	21	(18)	2	4
Cumulative through June 30, 2020	$460	$28	$7	$16	$511

Specific actions approved under the LBF Program include:

•Optimize Select Corporate Functions – The Company approved initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including finance, information technology, research and development, and human resources. Such approvals included consulting and other professional services for the design, project management, implementation and integration of new processes and technologies and, to a lesser extent, costs for temporary labor backfill, training and recruiting related to new capabilities, as well as similar expenses for certain other corporate functions. These actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities. The Company also approved other charges to support the LBF Project Management Office (“PMO”), primarily consisting of internal and external resources that are intended to further drive project integration, organizational design capabilities and change management throughout the organization.
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
•Optimize Supply Chain –The Company approved certain activities related to initiatives to centralize the Company’s supply chain management, redesign certain supply chain planning and transportation management activities, improve the organizational design of manufacturing and engineering processes related to certain product lines, and enable distribution capabilities and generate efficiencies through an external service provider. Collectively, these actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities, as well as consulting fees, implementation costs and temporary labor backfill.
•Optimize Corporate and Region Market Support Structures – The Company approved initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels. These initiatives are primarily intended to shift certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities. These actions are resulting in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities. The Company also approved consulting and other professional services related to the design of future structures, processes and technologies and, to a lesser extent, other costs for recruitment and training related to new capabilities. In addition, the Company approved initiatives to enhance consumer engagement strategies across certain channels in Europe, which resulted in product returns.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Exit Underperforming Businesses – To further improve profitability in certain areas of the Company’s brands and regions, the Company approved initiatives to exit certain businesses in select markets and channels of distribution. The Company has also decided to close a number of underperforming freestanding retail stores and exit mid-tier department stores for certain brands in the United States to redirect resources to other retail locations and channels with potential for greater profitability. These activities resulted in product returns, inventory write-offs, reduction of workforce, accelerated depreciation and termination of contracts.
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
LBF Program-to-Date Restructuring and Other Charges
Restructuring charges are comprised of the following:
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
Other Charges – The Company approved other charges related to the design and implementation of approved initiatives, which are charged to Operating Expenses as incurred and primarily include the following:
•Consulting and other professional services for organizational design of the future structures, processes and technologies, and implementation thereof,
•Temporary labor backfill,

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Costs to establish and maintain a PMO for the duration of Leading Beauty Forward, including internal costs for employees dedicated solely to project management activities, and other PMO-related expenses incremental to the Company’s ongoing operations (e.g., rent and utilities), and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for LBF were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Cumulative through June 30, 2017	$3	$15	$197	$78	$293
Fiscal 2018	8	18	127	104	257
Fiscal 2019	3	22	133	83	241
Fiscal 2020	—	10	34	39	83
Cumulative through June 30, 2020	$14	$65	$491	$304	$874

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Cumulative through June 30, 2017	$190	$3	$2	$2	$197
Fiscal 2018	124	1	1	1	127
Fiscal 2019	131	—	—	2	133
Fiscal 2020	6	23	3	2	34
Cumulative through June 30, 2020	$451	$27	$6	$7	$491

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued restructuring charges from the LBF Program inception through June 30, 2020 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Noncash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Noncash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	180	—	1	—	181

Charges	131	—	—	2	133
Cash payments	(107)	—	(1)	(1)	(109)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at June 30, 2019	202	—	—	1	203

Charges	6	23	3	2	34
Cash payments	(94)	—	(3)	(3)	(100)
Translation adjustment	(2)	—	—	—	(2)
Non-cash write-offs	—	(23)	—	—	(23)
Balance at June 30, 2020	$112	$—	$—	$—	$112

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company. These adjustments were not material for all periods presented. Accrued restructuring charges at June 30, 2020 are expected to result in cash expenditures funded from cash provided by operations of approximately $78 million, $29 million and $5 million for each of fiscal 2021, 2022, and 2023, respectively.
See Note 24 – Subsequent Events for information relating to the new restructuring program announced subsequent to June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2020	2019	2018
Current:
Federal	$128	$180	$334
Foreign	368	383	357
State and local	(3)	16	(3)
	493	579	688
Deferred:
Federal	(93)	(95)	135
Foreign	(49)	27	35
State and local	(1)	2	5
	(143)	(66)	175
	$350	$513	$863

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $2,277 million, $2,021 million and $2,004 million for fiscal 2020, 2019 and 2018, respectively. A portion of these earnings is taxed in the United States.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA included broad and complex changes to the U.S. tax code that impacted the Company’s accounting and reporting for income taxes. Pursuant to Staff Accounting Bulletin No. 118 ("SAB 118"), in fiscal 2018, the Company recorded a provisional net charge of $450 million related to the enactment of the TCJA, and, in fiscal 2019, the Company recorded a charge of $5 million as an adjustment to the provisional net charge recorded in fiscal 2018.
Although the accounting related to the income tax effects of the TCJA was completed pursuant to SAB 118, certain technical aspects of the TCJA remain subject to varying degrees of uncertainty as additional technical guidance and clarification from the U.S. government is being issued over an extended period. The issuance of additional guidance and clarification from the U.S. government may result in material changes to the provision for income taxes. On July 20, 2020, the U.S. government released final and proposed regulations under the global intangible low-taxed income (“GILTI”) provisions of the TCJA. The Company is currently evaluating the impact of the GILTI regulations. The potential impact of applying the GILTI regulations, along with any impact of other guidance that may be issued by the U.S. government, would be recognized in the provision for income taxes in the period that the Company’s evaluation of such guidance is completed.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2020	2019	2018
Provision for income taxes at statutory rate	21.0%	21.0%	28.1%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	(0.1)	0.6	0.5
TCJA net income tax impact(1)	—	0.2	22.8
Stock-based compensation arrangements – excess tax benefits	(7.5)	(2.7)	(2.5)
Taxation of foreign operations	11.0	1.9	(4.7)
Income tax reserve adjustments	0.4	0.5	(0.5)
Nondeductible goodwill impairment charges	8.0	0.6	—
Other, net	0.7	0.1	(0.1)
Effective tax rate(2)	33.5%	22.2%	43.6%

(1)Includes the mandatory deemed repatriation tax on undistributed earnings of foreign subsidiaries (the “Transition Tax”), the remeasurement of U.S. net deferred tax assets resulting from the statutory tax rate reduction, including the enactment date remeasurement, and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings resulting from the TCJA.
(2)The reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the decrease in earnings before income taxes from fiscal 2019 to fiscal 2020.
Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.
In fiscal 2018, the Company adopted a new accounting standard that changes the way companies account for certain aspects of share-based payments to employees. This standard requires that all excess tax benefits and tax deficiencies related to share-based compensation awards be recorded as income tax expense or benefit in the income statement. As a result of the adoption of this new standard, the Company recognized $78 million, $63 million and $50 million of excess tax benefits as a reduction to the provision for income taxes in fiscal 2020, 2019 and 2018, respectively.
The Company has approximately $5,259 million of undistributed earnings of foreign subsidiaries at June 30, 2020. Included in this amount is approximately $3,156 million of earnings considered permanently reinvested. There may be foreign tax ramifications associated with the distribution of such permanently reinvested earnings, which the Company is currently evaluating. Since the application of the relevant foreign tax laws to such distribution is largely uncertain at this time, it is not practicable to determine the amount of associated tax. Any state income taxes associated with the distribution of such earnings is not expected to be material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2020	2019
Deferred tax assets:
Compensation-related expenses	$142	$179
Inventory obsolescence and other inventory related reserves	75	64
Retirement benefit obligations	71	71
Various accruals not currently deductible	212	206
Net operating loss, credit and other carryforwards	98	41
Unrecognized state tax benefits and accrued interest	12	12
Lease liabilities	585	—
Other differences between tax and financial statement values	217	125
	1,412	698
Valuation allowance for deferred tax assets	(107)	(48)
Total deferred tax assets	1,305	650

Deferred tax liabilities:
Depreciation and amortization(1)	(563)	(286)
ROU assets	(504)	—
Other differences between tax and financial statement values(2)	(194)	(69)
Total deferred tax liabilities	(1,261)	(355)
Total net deferred tax assets	$44	$295

(1)Includes deferred tax liabilities associated with book-to-tax basis differences related to the Company's non-taxable acquisitions.
(2)Includes the deferred tax liability of $117 million associated with the gain on a previously held equity method investment.
As of June 30, 2020 and 2019, the Company had net deferred tax assets of $44 million and $295 million, respectively, substantially all of which are included in Other assets in the accompanying consolidated balance sheets.

As of June 30, 2020 and 2019, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $352 million and $162 million, respectively. With the exception of approximately $303 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2020, these carryforwards expire at various dates through fiscal 2032. Deferred tax assets, net of valuation allowances, in the amount of $14 million and $3 million as of June 30, 2020 and 2019, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2020 and 2019, the Company had gross unrecognized tax benefits of $70 million and $67 million, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $56 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2020 and fiscal 2019 in the accompanying consolidated statement of earnings was $3 million and $4 million, respectively . The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2020 and 2019 were $13 million and $12 million, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2020	2019
Beginning of the year balance of gross unrecognized tax benefits	$67	$60
Gross amounts of increases as a result of tax positions taken during a prior period	11	12
Gross amounts of decreases as a result of tax positions taken during a prior period	(9)	(6)
Gross amounts of increases as a result of tax positions taken during the current period	7	9
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(4)	(7)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(1)
End of year balance of gross unrecognized tax benefits	$70	$67

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

Subsequent to June 30, 2020, the Company formally concluded the compliance process with respect to fiscal 2019 under the IRS CAP, which did not impact the Company’s consolidated financial statements. As of June 30, 2020, the compliance process was ongoing with respect to fiscal 2020.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.
During fiscal 2020, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending. On the basis of the information available in this regard as of June 30, 2020 it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within 12 months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2020, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2018 – 2020
Canada	2015 – 2020
China	2016 – 2020
France	2016 – 2020
Germany	2013 – 2020
Hong Kong	2014 – 2020
Italy	2016 – 2020
Japan	2020
Korea	2019 - 2020
Russia	2017 – 2020
Spain	2016 – 2020
Switzerland	2018 – 2020
United Kingdom	2019 – 2020
United States	2019 – 2020
State of California	2013 – 2020
State and City of New York	2015 – 2020

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2020	2019
Advertising, merchandising and sampling	$256	$352
Employee compensation	424	574
Deferred revenue	222	314
Other	1,503	1,359
	$2,405	$2,599

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2020
(In millions)	2020	2019	Committed	Uncommitted
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	$635	$—	$—	$—
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	494	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	456	455	—	—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	294	294	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197	197	—	—
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	694	—	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	640	—	—	—
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	498	498	—	—
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”)	495	—	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	259	252	—	—
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”)	455	447	—	—
1.80% Senior Notes, due February 7, 2020 (“2020 Senior Notes”)	—	499	—	—
Commercial paper	—	—	—	1,500
Other long-term borrowings	5	12	—	—
Other current borrowings	17	17	—	178
Revolving credit facility(1)	750	—	750	—
	6,136	3,412	$750	$1,678
Less current debt including current maturities	(1,222)	(516)
	$4,914	$2,896

(1) See Note 24 – Subsequent Events for information relating to the repayment of the $750 million outstanding under the revolving credit facility made subsequent to June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2049 Senior Notes(9)	November 2019	98.769%	3.189%	$650	$(8)	$—	$(7)	June 1/December 1
2047 Senior Notes(1),(9)	February 2017	99.739	4.165	500	(1)	—	(5)	March 15/September 15
2045 Senior Notes(2),(9)	June 2015	97.999	4.497	300	(5)	—	(3)	June 15/December 15
2045 Senior Notes(2),(9)	May 2016	110.847	3.753	150	15	—	(1)	June 15/December 15
2042 Senior Notes(9)	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(3),(9)	May 2007	98.722	6.093	300	(3)	—	(3)	May 15/November 15
2033 Senior Notes(4)	September 2003	98.645	5.846	200	(2)	—	(1)	April 15/October 15
2030 Senior Notes(9)	April 2020	99.816	2.621	700	(1)	—	(5)	April 15/October 15
2029 Senior Notes(8),(9)	November 2019	99.046	2.483	650	(6)	—	(4)	June 1/December 1
2027 Senior Notes(5),(9)	February 2017	99.963	3.154	500	—	—	(2)	March 15/September 15
2024 Senior Notes(9)	November 2019	99.421	2.122	500	(3)	—	(2)	June 1/December 1
2022 Senior Notes(6),(9)	August 2012	99.911	2.360	250	—	10	(1)	February 15/August 15
2021 Senior Notes(6),(7),(9)	May 2016	99.976	1.705	450	—	5	—	May 10/November 10

(1)In November 2016, in anticipation of the issuance of the 2047 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $350 million at a weighted-average all-in rate of 3.01%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $3 million that is being amortized against interest expense over the life of the 2047 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2047 Senior Notes will be 4.17% over the life of the debt.
(2)In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes in June 2015, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $300 million at a weighted-average all-in rate of 2.38%. The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a gain in OCI of $18 million that will be amortized against interest expense over the life of the 2045 Senior Notes. As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2045 Senior Notes will be 4.216% over the life of the debt. In May 2016, the Company reopened this offering with the same terms and issued an additional $150 million for an aggregate amount outstanding of $450 million of 2045 Senior Notes.
(3)In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210 million at a weighted-average all-in rate of 5.45%. The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in OCI of $1 million that is being amortized to interest expense over the life of the 2037 Senior Notes. As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.
(4)In May 2003, in anticipation of the issuance of the 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195 million at a weighted-average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15 million that is being amortized against interest expense over the life of the 2033 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.
(5)In November 2016, in anticipation of the issuance of the 2027 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $450 million at a weighted-average all-in rate of 2.37%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $2 million that is being amortized against interest expense over the life of the 2027 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2027 Senior Notes will be 3.18% over the life of the debt.
(6)The Company entered into interest rate swap agreements with a notional amount totaling $450 million and $250 million to effectively convert the fixed rate interest on its outstanding 2021 Senior Notes and 2022 Senior Notes, respectively, to variable interest rates based on three months LIBOR plus a margin.
(7)In April 2016, in anticipation of the issuance of the 2021 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $400 million at a weighted-average all-in rate of 1.27%. The treasury lock agreements were settled upon the issuance of the new debt and the Company made a payment of $1 million that is being amortized to interest expense over the life of the 2021 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2021 Senior Notes will be 1.844% over the life of the debt.
(8)In April and May 2019, in anticipation of the issuance of the 2029 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $500 million at a weighted-average all-in rate of 2.50%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $33 million that is being amortized to interest expense over the life of the 2029 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2029 Senior Notes will be 3.15% over the life of the debt.
(9)The Senior Notes contain certain customary incurrence-based covenants, including limitations on indebtedness secured by liens.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2018, the Company replaced its undrawn $1,500 million senior unsecured revolving credit facility that was set to expire in October 2021 with a new $1,500 million senior unsecured revolving credit facility (the “New Facility”). The New Facility expires on October 26, 2023 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $500 million of the New Facility is available for multi-currency loans. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the New Facility were not material. The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings. The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. At June 30, 2020, $750 million was outstanding under the New Facility. See Note 24 – Subsequent Events for information relating to the repayment of the $750 million outstanding under the revolving credit facility made subsequent to June 30, 2020.
In November 2019, the Company completed a public offering of $500 million aggregate principal amount of its 2024 Senior Notes, $650 million aggregate principal amount of its 2029 Senior Notes and $650 million aggregate principal amount of its 2049 Senior Notes. The Company used proceeds from this offering for general corporate purposes, including to fund the acquisition of Have & Be and refinance its $500 million aggregate principal amount of 1.80% Senior Notes that became due February 7, 2020.
In April 2020, the Company completed a public offering of $700 million aggregate principal amount of its 2030 Senior Notes. The Company used the proceeds from this offering for general corporate purposes, which included operating expenses, working capital, capital expenditures and redemption and repayment of short-term or long-term borrowings, including outstanding commercial paper as it matured.
The Company has a $1,500 million commercial paper program under which it may issue commercial paper in the United States. As of June 30, 2020, no amounts were outstanding.
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2020 and 2019, the monthly average amount outstanding was approximately $12 million and $7 million, respectively, and the annualized monthly weighted-average interest rate incurred was approximately 10.3% and 13.9%, respectively.
Refer to Note 16 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2020, over the next five fiscal years.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. During fiscal 2020, the Company entered into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company entered into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At June 30, 2020, the notional amount of derivatives not designated as hedging instruments was $3,638 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2020	2019	Balance Sheet Location	2020	2019
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$26	$23	Other accrued liabilities	$3	$4
Net investment hedges	Prepaid expenses and other current assets	21	—	Other accrued liabilities	62	—
Interest rate-related derivatives	Prepaid expenses and other current assets	15	3	Other accrued liabilities	3	26
Total Derivatives Designated as Hedging Instruments		62	26		68	30
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	40	4	Other accrued liabilities	15	2
Total derivatives		$102	$30		$83	$32

(1)See Note 13 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2020	2019	Earnings	2020	2019
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$38	$29	Net sales	$35	$28
Interest rate-related derivatives	(12)	(24)	Interest expense	—	1

Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(68)	—		—	—
Total derivatives	$(42)	$5		$35	$29

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During fiscal 2020 the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $43 million.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2020	2019
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$14	$27

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain/(Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2020	June 30, 2020
Current debt	$455	$5
Long-term debt	259	10
Total debt	$714	$15

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30, 2020		June 30, 2019
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$14,294	$161	$14,863	$133
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	(14)	Not applicable	(27)
Derivatives designated as hedging instruments	Not applicable	14	Not applicable	27

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI into earnings	Not applicable	—	Not applicable	1

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	35	Not applicable	28	Not applicable

The amounts of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2020	2019
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$56	$6

Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2022. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At June 30, 2020, the Company had cash flow hedges outstanding with a notional amount totaling $1,297 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of June 30, 2020, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2020 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net gain on derivative instruments in AOCI was $20 million and $29 million as of June 30, 2020 and 2019, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of July 2020. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2020, the Company had net investment hedges outstanding with a notional amount totaling $1,747 million.

Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $102 million at June 30, 2020. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Foreign currency forward contracts	$—	$87	$—	$87
Interest rate-related derivatives	—	15	—	15
Total	$—	$102	$—	$102

Liabilities:
Foreign currency forward contracts	$—	$80	$—	$80
Interest rate-related derivatives	—	3	—	3
Contingent consideration	—	—	4	4
Total	$—	$83	$4	$87

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2020		2019
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$5,022	$5,022	$2,987	$2,987
Current and long-term debt	6,136	6,902	3,412	3,706
Additional purchase price payable	—	—	3	3
Contingent consideration	4	4	36	36

Derivatives
Foreign currency forward contracts – asset (liability), net	7	7	21	21
Interest rate-related derivatives – asset (liability), net	12	12	(23)	(23)

The following table presents the Company’s impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, during fiscal 2020 and 2019:
Fiscal 2020

(In millions)	Impairment Charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill
Too Faced	$592	March 31, 2020	$13
Smashbox	72	March 31, 2020	—
Editions de Parfums Frédéric Malle	3	April 1, 2020	3
BECCA	85	June 30, 2020	13
GLAMGLOW	60	June 30, 2020	54
Total	812		83

Other intangible assets, net (trademark)
Too Faced	253	March 31, 2020	272
Smashbox	23	March 31, 2020	32
Editions de Parfums Frédéric Malle	11	April 1, 2020	21
BECCA	71	June 30, 2020	27
GLAMGLOW	6	June 30, 2020	57
Total	364		409

Other intangible assets, net (customer lists)
BECCA	35	June 30, 2020	7

Long-lived assets	215	June 30, 2020	200
Total impairments	$1,426		$699

(1)See Note 6 – Goodwill and Other Intangible Assets and Note 7 – Leases for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2019

(In millions)	Impairment Charges	Date of Fair Value Measurement	Fair Value(1)
Smashbox
Goodwill	$68	March 31, 2019	$72
Other intangible assets, net (trademarks)	22	March 31, 2019	55
Total	$90		$127

(1)See Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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
Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At June 30, 2020, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the fair value of the contingent consideration obligations for the year ended June 30, 2020 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2019	$36
Payments	(15)
Changes in fair value	(17)
Contingent consideration at June 30, 2020	$4

NOTE 14 – REVENUE RECOGNITION

For further information on the Company's policies relating to revenue recognition see Note 2 – Summary of Significant Accounting Policies.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For the sale of goods with a right of return, the Company only recognizes revenue for the consideration it expects to be entitled to (considering the products to be returned) and records a sales return accrual within Other accrued liabilities for the amount it expects to credit back its customers. In addition, the Company recognizes an asset included in Inventory and promotional merchandise and a corresponding adjustment to Cost of sales for the right to recover goods from customers associated with the estimated returns.

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

The Company estimates sales incentives and other variable consideration using the most likely amount method and records accruals within Other accrued liabilities when control of the related product is transferred to the customer. Under this method, certain forms of variable consideration are based on expected sell-through results, which requires subjective estimates. These estimates are supported by historical results as well as specific facts and circumstances related to the current period

The Company also enters into transactions and makes payments to certain of its customers related to demonstration, advertising and counter construction, some of which involve cooperative relationships with customers. These activities may be arranged either with unrelated third parties or in conjunction with the customer. To the extent the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the counter depreciation and the other costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $63 million and $32 million as of June 30, 2020 and June 30, 2019, respectively. The allowance for doubtful accounts is based upon the evaluation of accounts receivable aging, specific exposures and historical trends. Payment terms are short-term in nature and are generally less than one year. In addition, if the good/service is transferred and payment is received within one year, the Company does not determine significant financing components.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Significant changes in deferred revenue during the period are as follows:

(In millions)	June 30, 2020
Balance at June 30, 2019	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(271)
Revenue deferred during the period	189
Balance at June 30, 2020	$279

Transaction Price Allocated to the Remaining Performance Obligations
At June 30, 2020, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $222 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize impacts of the adoption of ASC 606 on the Company's fiscal 2019 consolidated financial statements:

Consolidated Statement of Earnings
	June 30, 2019
(In millions, except per share data)	As Reported	Impact	Prior to the adoption of ASC 606

Net sales	$14,863	$49	$14,912
Cost of sales	3,387	(300)	3,087
Gross profit	11,476	349	11,825

Selling, general and administrative	8,857	370	9,227

Operating income	2,313	(21)	2,292

Provision for income taxes	513	(5)	508
Net earnings attributable to The Estée Lauder Companies Inc.	1,785	(16)	1,769

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$4.91	$(.04)	$4.87
Diluted	$4.82	$(.04)	$4.78

Consolidated Balance Sheet
	June 30, 2019
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606

Accounts receivable, net	$1,831	$(202)	$1,629
Inventory and promotional merchandise, net	2,006	(21)	1,985
Other assets	805	(65)	740
Total assets	13,156	(288)	12,868

Other accrued liabilities	2,599	(452)	2,147
Other noncurrent liabilities	1,244	(47)	1,197
Total liabilities	8,745	(499)	8,246

Retained earnings	9,984	213	10,197
Accumulated other comprehensive loss	(563)	(2)	(565)
Total stockholders' equity - The Estée Lauder Companies Inc.	4,386	211	4,597

Consolidated Statement of Cash Flows
	June 30, 2019
(In millions)	As Reported	Impact	Prior to the adoption of ASC 606

Net earnings	$1,794	$(16)	$1,778

Changes in operating assets and liabilities
Increase in accounts receivable, net	(169)	5	(164)
Increase in inventory and promotional merchandise, net	(375)	(6)	(381)
Increase in other assets, net	(62)	(5)	(67)
Increase in other accrued and noncurrent liabilities	285	22	307
Net cash flows provided by operating activities	2,517	—	2,517

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries
The significant components of the above mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$966	$896	$631	$588	$183	$170
Service cost	39	38	36	30	3	3
Interest cost	35	37	11	13	6	7
Plan participant contributions	—	—	6	5	—	1
Actuarial loss (gain)	101	68	(12)	51	6	10
Foreign currency exchange rate impact	—	—	(1)	(18)	(1)	(1)
Benefits, expenses, taxes and premiums paid	(59)	(73)	(32)	(31)	(7)	(7)
Settlements	—	—	(3)	(7)	—	—
Benefit obligation at end of year	$1,082	$966	$636	$631	$190	$183

Change in plan assets:
Fair value of plan assets at beginning of year	$832	$838	$577	$561	$31	$34
Actual return on plan assets	109	48	43	32	3	2
Foreign currency exchange rate impact	—	—	(4)	(16)	—	—
Employer contributions	48	19	25	33	—	1
Plan participant contributions	—	—	6	5	—	1
Settlements	—	—	(4)	(7)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(59)	(73)	(32)	(31)	(7)	(7)
Fair value of plan assets at end of year	$930	$832	$611	$577	$27	$31

Funded status	$(152)	$(134)	$(25)	$(54)	$(163)	$(152)

Amounts recognized in the Balance Sheet consist of:
Other assets	$—	$2	$127	$103	$—	$—
Other accrued liabilities	(23)	(24)	(4)	(3)	—	—
Other noncurrent liabilities	(129)	(112)	(148)	(154)	(163)	(152)
Funded status	(152)	(134)	(25)	(54)	(163)	(152)
Accumulated other comprehensive loss	283	253	24	68	17	13
Net amount recognized	$131	$119	$(1)	$14	$(146)	$(139)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$39	$38	$37	$36	$30	$30	$3	$3	$3
Interest cost	35	37	33	11	13	13	6	7	7
Expected return on assets	(53)	(55)	(53)	(14)	(14)	(15)	(2)	(2)	(3)
Amortization of:
Actuarial loss	15	11	14	6	3	5	—	—	—
Prior service cost	—	1	—	—	(1)	—	—	—	1
Settlements	—	—	—	—	1	—	—	—	—
Special termination benefits	—	—	—	—	—	1	—	—	—
Net periodic benefit cost	$36	$32	$31	$39	$32	$34	$7	$8	$8
Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	2.50 – 3.00%	3.40 – 3.80%	4.10 – 4.30%	0.50 – 7.00%	0.25 – 8.50%	.50 – 7.50	2.70 – 9.00%	3.25 – 9.75%	3.75 – 9.75%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.00 – 5.50%	1.00 – 5.50%	1.00– 5.50	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	3.40 – 3.80%	4.10 – 4.30%	3.40 – 3.90%	.25 – 8.50%	.50– 7.50%	.50 – 6.75%	3.25 – 9.75%	3.75 – 9.75%	3.70 – 9.75%
Expected return on assets	6.75%	6.75%	7.00%	1.50 – 8.50%	1.50 – 7.50%	1.75 – 6.75%	6.75%	6.75%	7.00%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	3.00– 7.00%	1.00 – 5.50%	1.00 – 5.50%	1.00 – 5.50%	N/A	N/A	N/A

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 5.78% while the weighted-average ultimate trend rate of 4.40% is expected to be reached in approximately 18 years. A 100 basis-point change in assumed health care cost trend rates for fiscal 2020 would have had the following effects:

(In millions)	100 Basis-Point Increase	100 Basis-Point Decrease
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligations	$13	$(11)

Amounts recognized in AOCI (before tax) as of June 30, 2020 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses, beginning of year	$252	$74	$13	$339
Actuarial losses recognized	45	(40)	4	9
Amortization and settlements included in net periodic benefit cost	(15)	(6)	—	(21)
Translation adjustments	—	2	—	2
Net actuarial losses, end of year	282	30	17	329

Net prior service cost, beginning of year	1	(6)	—	(5)
Amortization included in net periodic benefit cost	—	—	—	—
Net prior service cost, end of year	1	(6)	—	(5)
Total amounts recognized in AOCI	$283	$24	$17	$324

Amounts in AOCI expected to be amortized as components of net periodic benefit cost during fiscal 2021 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Net prior service cost (credit)	$—	$(1)	$—
Net actuarial losses	$20	$4	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans
	Retirement Growth Account		Restoration		International
(In millions)	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$940	$830	$142	$136	$636	$631
Accumulated benefit obligation	$887	$784	$124	$120	$576	$569
Fair value of plan assets	$930	$832	$—	$—	$611	$577

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $330 million and $319 million and aggregate fair value of plan assets of $178 million and $162 million at June 30, 2020 and 2019, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $246 million and $241 million and aggregate fair value of plan assets of $128 million and $116 million at June 30, 2020 and 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2021	$—	$31	—
Expected benefit payments for year ending June 30,
2021	67	25	8
2022	54	26	8
2023	52	28	9
2024	52	27	9
2025	53	29	10
Years 2026 – 2030	287	145	57

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
The Company’s target asset allocation at June 30, 2020 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement
Equity	42%	12%	42%
Debt securities	47%	65%	47%
Other	11%	23%	11%
	100%	100%	100%

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
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short term investment funds	—	7	—	6	13
Government and agency securities	—	152	—	—	152
Commingled funds	386	666	—	207	1,259
Insurance contracts	—	—	49	—	49
Limited partnerships and hedge fund investments	—	—	—	93	93
Total	$388	$825	$49	$306	$1,568

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2019:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$6	$—	$—	$—	$6
Short term investment funds	—	19	—	5	24
Government and agency securities	—	112	—	—	112
Commingled funds	347	590	—	212	1,149
Insurance contracts	—	—	49	—	49
Limited partnerships and hedge fund investments	—	—	—	100	100
Total	$353	$721	$49	$317	$1,440

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in Level 3 plan assets for fiscal 2020:

(In millions)	Insurance Contracts

Balance as of June 30, 2019	$49
Actual return on plan assets:
Relating to assets still held at the reporting date	2
Purchases, sales, issuances and settlements, net	(2)
Foreign exchange impact	—
Balance as of June 30, 2020	$49

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $37 million, $44 million and $41 million for fiscal 2020, 2019 and 2018, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.
Deferred Compensation
The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units. The amounts included in the accompanying consolidated balance sheets under these plans were $85 million and $93 million as of June 30, 2020 and 2019, respectively. The expense for fiscal 2020, 2019 and 2018 was $5 million, $8 million and $16 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2020:

		Payments Due in Fiscal
(In millions)	Total	2021	2022	2023	2024	2025	Thereafter
Debt service (1)	$8,992	$1,386	$165	$412	$159	$654	$6,216
Unconditional purchase obligations (2)	3,768	1,403	522	557	459	494	333
Gross unrecognized tax benefits and interest – current (3)	3	3	—	—	—	—	—
Transition Tax payable(4)	279	17	27	27	51	69	88
Total contractual obligations(5)	$13,042	$2,809	$714	$996	$669	$1,217	$6,637

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases.  Interest costs on long-term and current debt in fiscal 2021, 2022, 2023, 2024, 2025 and thereafter are projected to be $177 million, $165 million, $162 million, $159 million, $154 million and $2,016 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2020.
(2)Unconditional purchase obligations primarily include: royalty payments pursuant to license agreements, inventory commitments, third-party distribution commitments and advertising commitments. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2020, without consideration for potential renewal periods.
(3)Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2020, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $76 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2020.
(5)Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s operating leases.

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
Contingencies

As previously disclosed, during the fiscal 2018 third quarter, the Company learned that some of its testing related to certain product advertising claims did not meet the Company’s standards, necessitating further validation. This review is substantially completed, and modifications are being made to certain advertising claims. This was not a product safety issue and did not relate to the quality of the ingredients or the manufacturing of the Company’s products. The Company has determined that this matter is not material to the Company, and no accrual has been recorded.

NOTE 17 – COMMON STOCK

As of June 30, 2020, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2017	224,341.2	143,762.3
Acquisition of treasury stock	(6,045.4)	—
Conversion of Class B to Class A	710.6	(710.6)
Stock-based compensation	5,087.4	—
Balance at June 30, 2018	224,093.8	143,051.7
Acquisition of treasury stock	(10,986.7)	—
Conversion of Class B to Class A	3,513.9	(3,513.9)
Stock-based compensation	4,943.5	—
Balance at June 30, 2019	221,564.5	139,537.8
Acquisition of treasury stock	(4,665.0)	—
Conversion of Class B to Class A	4,302.4	(4,302.4)
Stock-based compensation	4,088.3	—
Balance at June 30, 2020	225,290.2	135,235.4

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2020, the remaining authorized share repurchase balance was 34.7 million shares.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2020:

Date Declared	Record Date	Payable Date	Amount per Share

August 16, 2019	August 30, 2019	September 16, 2019	$.43
October 30, 2019	November 29, 2019	December 16, 2019	$.48
February 5, 2020	February 28, 2020	March 16, 2020	$.48

As part of the cost saving actions and cash conservation measures taken in response to the COVID-19 pandemic, the Company did not declare quarterly cash dividends that would have been paid in June 2020. On August 19, 2020, a dividend was declared in the amount of $.48 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2020 to stockholders of record at the close of business on August 31, 2020

NOTE 18 – STOCK PROGRAMS

As of June 30, 2020, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of approximately 88.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of June 30, 2020, approximately 15.0 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs and share units.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2020	2019	2018
Compensation expense	$213	$243	$236
Income tax benefit	$41	$47	$49

As of June 30, 2020, the total unrecognized compensation cost related to unvested stock-based awards was $151 million and the related weighted-average period over which it is expected to be recognized is approximately two years.
Stock Options
The following is a summary of the Company’s stock option programs as of June 30, 2020 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2019	9,848.0	$87.68
Granted at fair value	1,332.2	199.24
Exercised	(2,454.5)	73.68
Expired	(13.8)	99.14
Forfeited	(66.9)	155.66
Outstanding at June 30, 2020	8,645.0	108.30	$709	6.0

Vested and expected to vest at June 30, 2020	8,595.9	107.86	$708	6.0

Exercisable at June 30, 2020	5,780.6	82.85	$612	4.9

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
The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2020	2019	2018
Per-share weighted-average grant date fair value of stock options granted	$51.46	$38.62	$27.76

Intrinsic value of stock options exercised	$309	$283	$246

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2020	2019	2018
Weighted-average expected stock-price volatility	25.1%	24.5%	25.6%
Weighted-average expected option life	7 years	7 years	7 years
Average risk-free interest rate	1.5%	2.8%	2.0%
Average dividend yield	1.0%	1.1%	1.5%

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
Restricted Stock Units
The Company granted RSUs in respect of approximately 0.8 million shares of Class A Common Stock during fiscal 2020 which, at the time of grant, were scheduled to vest as follows: 0.3 million in fiscal 2021, 0.3 million in fiscal 2022 and 0.2 million in fiscal 2023. Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s RSUs as of June 30, 2020 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2019	2,441.9	$119.62
Granted	834.5	199.25
Dividend equivalents	13.7	178.63
Vested	(1,233.3)	111.44
Forfeited	(108.5)	145.42
Nonvested at June 30, 2020	1,948.3	157.89

Performance Share Units
During fiscal 2020, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $199.18, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2022, all subject to continued employment or the retirement of the grantees. In January 2020 and March 2020, the Company granted PSUs with a target payout of approximately 0.1 million shares with a weighted-average grant date fair value per share of $162.16, which will be settled in stock subject to the achievement of certain net sales and net operating profit goals of certain subsidiaries of the Company for the calendar year ending 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Settlement of all PSUs will be made pursuant to a range of opportunities relative to the target goals and, as such, the compensation cost of the PSU is subject to adjustment based upon the attainability of these target goals. No settlement will occur for results below the applicable minimum threshold of a target and additional shares shall be issued if performance exceeds the targeted performance goals. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant. These awards are subject to the provisions of the agreement under which the PSUs are granted. The PSUs generally vest at the end of the performance period. Approximately 0.2 million shares of Class A Common Stock are anticipated to be issued, relative to the target goals set at the time of issuance, in settlement of the 0.5 million PSUs that vested as of June 30, 2020. In September 2018 and September 2019, approximately 0.4 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of issuance, in settlement of 0.3 million PSUs which vested as of June 30, 2018 and June 30, 2019, respectively.
The following is a summary of the status of the Company’s PSUs as of June 30, 2020 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2019	1,009.8	105.92
Granted	198.5	187.10
Vested	(512.1)	92.19
Forfeited	(1.1)	132.73
Nonvested at June 30, 2020	695.1	139.17

Long-term Performance Share Units
During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019, and 2020. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period. Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant. Through June 30, 2020, 387,848 shares are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2018, 2019, and 2020.
During January 2016, the Company granted PSUs to an executive of the Company with an aggregate target payout of 71,694 shares (in three tranches of 23,898 each) of the Company’s Class A Common Stock. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2017, the vesting of each tranche will generally be subject to continued employment through the end of relative service periods that end on January 29, 2018, 2019 and 2020. Payment with respect to a tranche will be made within 30 business days of the date on which the PSUs vest. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of the Company’s Class A Common Stock. The grant date fair value of these PSUs of $6 million was estimated using the closing stock price of the Company’s Class A Common Stock as of January 28, 2016, the date of grant. In January 2020, 23,898 shares of the Company’s Class A Common Stock were issued, and the related dividends were paid, in accordance with the terms of the grant related to the performance period of the award that ended January 29, 2020. Through June 30, 2020, 71,694 shares of the Company’s Class A Common Stock were issued, and the related dividends were paid, in accordance with the terms of the grant, related to the performance periods ended January 29, 2018, 2019 and 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2018, the Company granted to an executive of the Company PSUs with an aggregate payout of 195,940 shares (in two tranches of 97,970 shares each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of the respective performance periods ending June 30, 2021 and 2022. No portion of the award will generally vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. Settlement, if any, with respect to both tranches will be made on September 3, 2024. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $27 million was estimated using the closing stock price of the Company’s Class A Common Stock as of the date of grant.
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
The following is a summary of the status of the Company’s share units as of June 30, 2020 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2019	131.2	$57.22
Granted	4.6	190.99
Dividend equivalents	1.0	177.86
Outstanding at June 30, 2020	136.8	62.46

Cash Units
Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $2 million, $9 million and $12 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2020, 2019 and 2018, respectively.

NOTE 19 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2020	2019	2018
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$684	$1,785	$1,108

Denominator:
Weighted-average common shares outstanding – Basic	360.6	363.5	368.0
Effect of dilutive stock options	4.4	4.7	5.2
Effect of PSUs	0.3	0.5	0.4
Effect of RSUs	1.6	1.7	2.1
Weighted-average common shares outstanding – Diluted	366.9	370.4	375.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.90	$4.91	$3.01
Diluted	$1.86	$4.82	$2.95

As of June 30, 2020, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.3 million. As of June 30, 2019 and 2018, there were no anti-dilutive shares of Class A Common Stock underlying options to be excluded in the computation of diluted EPS. As of June 30, 2020, 2019 and 2018, 1.2 million shares, 1.3 million shares and 1.0 million shares at target, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 18 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2020	2019	2018
Net unrealized investment losses, beginning of year	$—	$(14)	$(1)
Unrealized investment gains (losses)	—	14	(13)
Net unrealized investment losses, end of year	—	—	(14)

Net derivative instruments, beginning of year	21	39	(3)
Gain on derivative instruments	26	5	12
Provision for deferred income taxes	(7)	(2)	(2)
Reclassification to earnings during the year:
Foreign currency forward contracts (1)	(35)	(28)	46
Interest rate-related derivatives (2)	—	(1)	(1)
Benefit (provision) for deferred income taxes on reclassification (3)	9	8	(15)
Reclassification to retained earnings	—	—	2
Net derivative instruments, end of year	14	21	39

Net pension and post-retirement adjustments, beginning of year	(253)	(175)	(213)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(9)	(117)	67
Prior service credit recognized	—	—	5
Translation adjustments	(2)	2	(1)
Benefit (provision) for deferred income taxes	4	25	(15)
Amortization and settlements included in net periodic benefit cost (4):
Net actuarial losses	21	15	19
Net prior service cost	—	—	1
Provision for deferred income taxes on reclassification (3)	(5)	(3)	(4)
Reclassification to retained earnings	—	—	(34)
Net pension and post-retirement adjustments, end of year	(244)	(253)	(175)

Cumulative translation adjustments, beginning of year	(331)	(284)	(267)
Reclassification to earnings during the year	2	(77)	—
Translation adjustments	(108)	18	(19)
Benefit for deferred income taxes	2	12	2
Cumulative translation adjustments, end of year	(435)	(331)	(284)

Accumulated other comprehensive loss	$(665)	$(563)	$(434)

(1)For the year ended June 30, 2020 and 2019, $(35) million and $(28) million, respectively, was recorded in Net sales in the accompanying consolidated statements of earnings. For the year ended June 30, 2018, $22 million and $24 million were recorded in Cost of sales and Selling, general and administrative expenses, respectively, in the accompanying consolidated statements of earnings.
(2)Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.
(3)Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.
(4)See Note 15 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2020	2019	2018
Cash:
Cash paid during the year for interest	$153	$131	$128
Cash paid during the year for income taxes	$537	$588	$351

Non-cash investing and financing activities:
Purchase price refund receivable	$32	$—	$—
Capital lease, capitalized interest and asset retirement obligations incurred	$2	$15	$9
Non-cash purchases of short- and long-term investments, net	$—	$—	$14
Property, plant and equipment accrued but unpaid	$39	$52	$43

NOTE 22 – SEGMENT DATA AND RELATED INFORMATION

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
Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, other income, net and charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the product categories because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures.

During fiscal 2020, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of the Company’s travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 and 2018 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa, by $866 million and $661 million, respectively, to conform with the current year methodology and presentation.

The accounting policies for the Company’s reportable segments are substantially the same as those described in the summary of significant accounting policies, except for depreciation and amortization charges, which are allocated, primarily, based upon net sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2020	2019	2018
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$7,382	$6,551	$5,595
Makeup	4,794	5,860	5,633
Fragrance	1,563	1,802	1,826
Hair Care	515	584	570
Other	40	69	67
	14,294	14,866	13,691
Returns associated with restructuring and other activities	—	(3)	(8)
Net sales	$14,294	$14,863	$13,683

Depreciation and amortization:
Skin Care	$268	$202	$185
Makeup	242	257	255
Fragrance	71	69	64
Hair Care	28	26	24
Other	2	3	3
	$611	$557	$531

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$2,125	$1,925	$1,514
Makeup	(1,438)	438	549
Fragrance	17	140	176
Hair Care	(19)	39	64
Other	4	12	9
	689	2,554	2,312
Reconciliation:
Charges associated with restructuring and other activities	(83)	(241)	(257)
Interest expense	(161)	(133)	(128)
Interest income and investment income, net	48	58	56
Other components of net periodic benefit cost	(4)	(2)	(3)
Other income, net	557	71	—
Earnings before income taxes	$1,046	$2,307	$1,980

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2020	2019	2018
GEOGRAPHIC DATA(1)
Net sales:
The Americas	$3,794	$4,741	$5,015
Europe, the Middle East & Africa	6,262	6,452	5,634
Asia/Pacific	4,238	3,673	3,042
	14,294	14,866	13,691
Returns associated with restructuring and other activities	—	(3)	(8)
Net sales	$14,294	$14,863	$13,683
Operating income (loss):
The Americas	$(1,044)	$672	$872
Europe, the Middle East & Africa	997	1,153	865
Asia/Pacific	736	729	575
	689	2,554	2,312
Charges associated with restructuring and other activities	(83)	(241)	(257)
Operating income	$606	$2,313	$2,055

Total assets:
The Americas	$9,189	$7,661	$7,558
Europe, the Middle East & Africa	4,319	3,862	3,855
Asia/Pacific	4,273	1,633	1,154
	$17,781	$13,156	$12,567

Long-lived assets(2):
The Americas	$2,512	$1,230	$1,138
Europe, the Middle East & Africa	1,306	647	525
Asia/Pacific	519	191	160
	$4,337	$2,068	$1,823

(1)The net sales and operating income from the Company's travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ products in the travel retail channel that are reflected in Korea in the Asia/Pacific region.
(2)Includes property, plant and equipment, net. Fiscal 2020 also includes operating lease ROU assets, recognized as a result of the adoption of ASC 842. Refer to Note 7 – Leases for information.

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer. The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations, in fiscal 2020, 2019 and 2018 were $3,449 million, $4,295 million and $4,531 million, respectively. Net sales in mainland China, including net sales from travel retail locations, in fiscal 2020, 2019 and 2018 were approximately 24%, 17% and 13% of consolidated net sales, respectively, and no other country represented greater than 10% of the Company’s consolidated net sales. The Company’s long-lived assets in the United States at June 30, 2020, 2019 and 2018 were $2,192 million, $953 million and $912 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 – UNAUDITED QUARTERLY FINANCIAL DATA

The following summarizes the unaudited quarterly operating results of the Company for fiscal 2020 and 2019:

	Quarter Ended
(In millions, except per share data)	September 30 (1)	December 31 (2)	March 31 (3)	June 30 (4)	Total Year

Fiscal 2020
Net sales	$3,895	$4,624	$3,345	$2,430	$14,294
Gross profit	2,987	3,583	2,509	1,663	10,742
Operating income (loss)	779	261	109	(543)	606
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	595	557	(6)	(462)	684

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.65	$1.55	$(.02)	$(1.28)	$1.90
Diluted	$1.61	$1.52	$(.02)	$(1.28)	$1.86

Fiscal 2019
Net sales	$3,524	$4,005	$3,744	$3,590	$14,863
Gross profit	2,701	3,095	2,925	2,755	11,476
Operating income	652	771	674	216	2,313
Net earnings attributable to The Estée Lauder Companies Inc.	500	573	555	157	1,785

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.36	$1.58	$1.53	$.43	$4.91
Diluted	$1.34	$1.55	$1.51	$.43	$4.82

(1)Fiscal 2020 first quarter results include charges associated with restructuring and other activities of $(25) million ($(21) million after tax, or $(.06) per diluted common share). Fiscal 2019 first quarter results include charges associated with restructuring and other activities of $(47) million ($(37) million after tax, or $(.10) per diluted common share) and the changes in fair value of contingent consideration of $11 million ($9 million after tax, or $.02 per diluted common share). The fiscal 2019 first quarter results also include a net credit resulting from the TCJA of $1 million, or $(.01) per diluted common share, relating to the Transition Tax and the net deferred tax liability related to foreign withholding taxes on certain foreign earnings.

(2)Fiscal 2020 second quarter results include goodwill and other intangible asset impairments of $(777) million ($(663) million after tax, or $(1.81) per diluted common share), charges associated with restructuring and other activities of $(13) million ($(10) million after tax, or $(.03) per diluted common share) and the changes in fair value of contingent consideration of $7 million ($6 million after tax, or $.02 per diluted common share). The fiscal 2020 second quarter results also include gains relating to the Company's previously held equity method investment in Have&Be of $576 million ($450 million after tax, or $1.23 per diluted common share). Fiscal 2019 second quarter results include goodwill and other intangible asset impairments of $(38) million ($(34) million after tax, or $(.09) per diluted common share), charges associated with restructuring and other activities of $(35) million ($(31) million after tax, or $(.08) per diluted common share) and the changes in fair value of contingent consideration of $(2) million ($(1) million after tax, which did not have an impact on diluted earnings per share). The fiscal 2019 second quarter results also include a net charge resulting from the TCJA of $(6) million, or $(.02) per diluted common share, relating to the remeasurement of U.S. net deferred tax assets and the Transition Tax.

(3)Fiscal 2020 third quarter results include goodwill, other intangible and long-lived asset impairments of $(346) million ($(298) million after tax, or $(.83) per diluted common share), charges associated with restructuring and other activities of $(25) million ($(20) million after tax, or $(.05) per diluted common share) and the changes in fair value of contingent consideration of $2 million ($2 million after tax, or $.01 per diluted common share). Fiscal 2019 third quarter results include a gain on liquidation of an investment in a foreign subsidiary, net of $71 million ($57 million after tax, or $.15 per diluted common share). The fiscal 2019 third quarter results also include goodwill and other intangible asset impairments of $(52) million (before and after tax, or $(.14) per diluted common share), charges associated with restructuring and other activities of $(35) million ($(27) million after tax, or $(.07) per diluted common share) and the changes in fair value of contingent consideration of $9 million ($7 million after tax, or $.02 per diluted common share).

(4)Fiscal 2020 fourth quarter results include goodwill, other intangible and long-lived asset impairments of $(303) million ($(254) million after tax, or $(.70) per diluted common share), charges associated with restructuring and other activities of $(20) million ($(17) million after tax, or $(.05) per diluted common share) and the changes in fair value of contingent consideration of $8 million ($8 million after tax, or $.02 per diluted common share). The fiscal 2020 fourth quarter results also include Other income, net, primarily relating to the Company's previously held equity method investment in Have&Be, of $(19) million ($(9) million after tax, or $(.02) per diluted common share). Fiscal 2019 fourth quarter results include charges associated with restructuring and other activities of $(124) million ($(95) million after tax, or $(.25) per diluted common share) and the changes in fair value of contingent consideration of $19 million ($16 million after tax, or $.04 per diluted common share).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 – SUBSEQUENT EVENTS
Debt

In August 2020, the Company repaid the remaining $750 million borrowed under its $1,500 million revolving credit facility that was outstanding at June 30, 2020.

Charges Associated with Restructuring and Other Activities

On August 20, 2020, the Company announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “Restructuring Program”), designed to resize the Company's business against the dramatic shifts to its distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic. The Restructuring Program will help improve efficiency and effectiveness by rebalancing resources to growth areas of prestige beauty. It will further strengthen the Company by building upon the foundational capabilities in which the Company has invested.

The Restructuring Program’s main areas of focus include accelerating the shift to online with the realignment of the Company's distribution network reflecting freestanding store and certain department store closures, with a focus on North America and Europe, the Middle East & Africa; the reduction in brick-and-mortar point of sale employees and related support staff; and the redesign of the Company's regional branded marketing organizations, plus select opportunities in global brands and functions. The Company committed to this course of action on August 18, 2020. This program is expected to position the Company to better execute its long-term strategy while strengthening its financial flexibility.

The Company plans to approve specific initiatives under the Restructuring Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the Restructuring Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs to implement these initiatives.

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2020
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2020	$32	$45	$—	$14	(a)	$63
Year ended June 30, 2019	$29	$27	$—	$24	(a)	$32
Year ended June 30, 2018	$30	$23	$—	$24	(a)	$29
Sales return accrual:
Year ended June 30, 2020	$108	$520	$—	$514	(b)	$114
Year ended June 30, 2019	$105	$488	$—	$485	(b)	$108
Year ended June 30, 2018	$109	$493	$—	$497	(b)	$105
Deferred tax valuation allowance:
Year ended June 30, 2020	$49	$32	$28	$2		$107
Year ended June 30, 2019	$45	$11	$—	$7		$49
Year ended June 30, 2018	$42	$6	$—	$3		$45
Accrued restructuring initiatives:
Year ended June 30, 2020	$204	$34	$—	$125		$113
Year ended June 30, 2019	$182	$133	$—	$111		$204
Year ended June 30, 2018	$151	$127	$—	$96		$182

(a)Includes amounts written-off, net of recoveries.
(b)Represents actual returns.
S-1

THE ESTÉE LAUDER COMPANIES INC.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a
Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

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

4.23
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.27
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.29
Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a
First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

Exhibit Number	Description
10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).* †

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).* †

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).* †

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).* †

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).* †

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).* †

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).* †

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064). * †

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).* †

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).* †

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).* †

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).* †

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).* †

10.12	Employment Agreement with Deirdre Stanley (SEC File No. 1-14064). †

10.12a	Amendment to Employment Agreement with Deirdre Stanley (SEC File No. 1-14064). †

Exhibit Number	Description
10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).* †

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

10.14a
Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.15
The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.15a
The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).* †

10.15b
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.15c
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

10.15d
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).* †

10.16	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).* †

10.16a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).* †

10.17
Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.17a
Form of Stock Option Agreement for Elective Stock Option Grants under Non-Employee Director Share Incentive Plan (filed as Exhibit 99.3 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).* †

10.17b
Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).* †

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).* †

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).* †

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).* †

10.18d
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).* †

10.18e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).* †

Exhibit Number	Description

10.18f
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).* †

10.18g
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.18h
Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).* †

10.18i
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.18j
Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

10.18k
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064) .* †

10.18l
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18m
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).* †

10.18n
Performance Share Unit Award Agreement with John Demsey under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.18o
Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 1, 2016) (SEC File No. 1-14064).* †

10.18p
Form of Performance Share Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16v to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18q
Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).* †

10.18r
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).* †

10.18s
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17t to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18t
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18u
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).* †

Exhibit Number	Description
10.18v
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18w
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18x
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16cc to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).* †

10.18y
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17y to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18z
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17z to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18aa
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17aa to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).* †

10.18bb
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18cc
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18dd
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.19
$1.5 Billion Credit Agreement, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018) (SEC File No. 1-14064).*

10.20
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21
Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22
Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a
First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b
Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c
Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22d
Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

Exhibit Number	Description
10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

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

10.25a
First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.25b
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

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020 is formatted in iXBRL

* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.