Form 10-Q
period 2020-09-30
ESTEE LAUDER COMPANIES INC
filed 2020-11-02
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 26, 2020, 226,538,215 shares of the registrant’s Class A Common Stock, $.01 par value, and 135,067,429 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2020	2019

Net sales	$3,562	$3,895
Cost of sales	825	908

Gross profit	2,737	2,987

Operating expenses
Selling, general and administrative	2,026	2,185
Restructuring and other charges	6	23
Total operating expenses	2,032	2,208

Operating income	705	779

Interest expense	45	32
Interest income and investment income, net	14	14
Other components of net periodic benefit cost	3	1
Earnings before income taxes	671	760

Provision for income taxes	146	162
Net earnings	525	598

Net earnings attributable to noncontrolling interests	(2)	(3)
Net earnings attributable to The Estée Lauder Companies Inc.	$523	$595

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.44	$1.65
Diluted	$1.42	$1.61

Weighted-average common shares outstanding
Basic	362.1	361.4
Diluted	367.2	368.6
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30
(In millions)	2020	2019

Net earnings	$525	$598

Other comprehensive income (loss):
Net cash flow hedge loss	(31)	(2)
Amounts included in net periodic benefit cost	6	5
Translation adjustments	78	(70)
Benefit for deferred income taxes on components of other comprehensive income	18	3
Total other comprehensive gain (loss)	71	(64)
Comprehensive income	596	534

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(3)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$594	$531
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30 2020	June 30 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,267	$5,022
Accounts receivable, net	1,812	1,194
Inventory and promotional merchandise	2,204	2,062
Prepaid expenses and other current assets	512	614
Total current assets	8,795	8,892

Property, plant and equipment, net	2,077	2,055

Other assets
Operating lease right-of-use assets	2,322	2,282
Goodwill	1,421	1,401
Other intangible assets, net	2,358	2,338
Other assets	930	813
Total other assets	7,031	6,834
Total assets	$17,903	$17,781

LIABILITIES AND EQUITY
Current liabilities
Current debt	$473	$1,222
Accounts payable	1,178	1,177
Operating lease liabilities	399	375
Other accrued liabilities	2,694	2,405
Total current liabilities	4,744	5,179

Noncurrent liabilities
Long-term debt	4,913	4,914
Long-term operating lease liabilities	2,309	2,278
Other noncurrent liabilities	1,456	1,448
Total noncurrent liabilities	8,678	8,640

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2020 and June 30, 2020; shares issued: 453,152,184 at September 30, 2020 and 451,927,441 at June 30, 2020; Class B shares authorized: 304,000,000 at September 30, 2020 and June 30, 2020; shares issued and outstanding: 135,067,429 at September 30, 2020 and 135,235,429 at June 30, 2020	6	6
Paid-in capital	4,913	4,790
Retained earnings	10,480	10,134
Accumulated other comprehensive loss	(594)	(665)
	14,805	14,265
Less: Treasury stock, at cost; 226,727,480 Class A shares at September 30, 2020 and 226,637,238 Class A shares at June 30, 2020	(10,353)	(10,330)
Total stockholders’ equity – The Estée Lauder Companies Inc.	4,452	3,935
Noncontrolling interests	29	27
Total equity	4,481	3,962
Total liabilities and equity	$17,903	$17,781
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30
(In millions)	2020	2019

Cash flows from operating activities
Net earnings	$525	$598
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	156	143
Deferred income taxes	(39)	11
Non-cash stock-based compensation	64	56
Net loss on disposal of property, plant and equipment	2	2
Pension and post-retirement benefit expense	23	21
Pension and post-retirement benefit contributions	(7)	(9)
Other non-cash items	(10)	(2)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(607)	(487)
Increase in inventory and promotional merchandise	(94)	(83)
Decrease (increase) in other assets, net	39	(48)
Decrease in accounts payable	(21)	(400)
Increase in other accrued and noncurrent liabilities	316	31
Increase (decrease) in operating lease assets and liabilities, net	11	(3)
Net cash flows provided by (used for) operating activities	358	(170)

Cash flows from investing activities
Capital expenditures	(116)	(125)
Proceeds from purchase price refund	32	—
Payment for acquired business	(6)	—
Purchases of investments	(40)	(5)
Settlement of net investment hedges	(112)	2
Net cash flows used for investing activities	(242)	(128)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(747)	5
Repayments and redemptions of long-term debt	(2)	(5)
Net proceeds from stock-based compensation transactions	58	55
Payments to acquire treasury stock	(25)	(313)
Dividends paid to stockholders	(174)	(156)
Payments to noncontrolling interest holders for dividends	—	(2)
Net cash flows used for financing activities	(890)	(416)

Effect of exchange rate changes on Cash and cash equivalents	19	(14)
Net decrease in Cash and cash equivalents	(755)	(728)
Cash and cash equivalents at beginning of period	5,022	2,987
Cash and cash equivalents at end of period	$4,267	$2,259
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
The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $91 million and $(72) million, net of tax, during the three months ended September 30, 2020 and 2019, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.
The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 4 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.
The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $1 million and $3 million during the three months ended September 30, 2020 and 2019, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and distributor of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business. The Company grants credit to qualified customers. As a result of the COVID-19 pandemic, the Company has enhanced its assessment of its customers' abilities to pay with a greater focus on factors affecting their liquidity and less on historical payment performance. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor the extent of the impact of the COVID-19 pandemic on its customers' abilities, individually and collectively, to make timely payments.

The Company’s largest customer during the quarter sells products primarily in China travel retail and accounted for $554 million, or 16%, and $169 million, or 4%, of the Company's consolidated net sales for the three months ended September 30, 2020 and 2019, respectively. This customer accounted for $289 million, or 15%, and $297 million, or 24%, of the Company's accounts receivable at September 30, 2020 and June 30, 2020, respectively.

Another major customer of the Company during the quarter sells products primarily within the United States and accounted for $215 million, or 11%, and $87 million, or 7%, of the Company’s accounts receivable at September 30, 2020 and June 30, 2020, respectively. This customer accounted for $181 million, or 5%, and $279 million, or 7%, of the Company’s consolidated net sales for the three months ended September 30, 2020 and 2019, respectively.
Inventory and Promotional Merchandise
Inventory and promotional merchandise consists of the following:

(In millions)	September 30 2020	June 30 2020
Raw materials	$553	$542
Work in process	266	305
Finished goods	1,126	995
Promotional merchandise	259	220
	$2,204	$2,062
Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	September 30 2020	June 30 2020
Assets (Useful Life)
Land	$34	$33
Buildings and improvements (10 to 40 years)	419	400
Machinery and equipment (3 to 10 years)	913	865
Computer hardware and software (4 to 10 years)	1,374	1,335
Furniture and fixtures (5 to 10 years)	122	120
Leasehold improvements	2,426	2,381
	5,288	5,134
Less accumulated depreciation and amortization	(3,211)	(3,079)
	$2,077	$2,055

The cost of assets related to projects in progress of $523 million and $501 million as of September 30, 2020 and June 30, 2020, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $125 million during the three months ended September 30, 2020 and 2019. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The effective rate for income taxes was 21.8% and 21.3% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate of 50 basis points was primarily attributable to a higher effective tax rate on the Company's foreign operations.

The fiscal 2021 first quarter effective tax rate included a 130 basis point reduction to the current period effective tax rate due to the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the current year GILTI tax. These newly-issued regulations are retroactive to the original enactment of the GILTI tax provision, which includes the Company's 2019 and 2020 fiscal years. The Company is currently evaluating the impact and ability to apply the GILTI regulations relating to fiscal 2019 and fiscal 2020.

The fiscal 2021 first quarter effective tax rate also included a 120 basis point increase to the current period effective tax rate due to the pending December 31, 2020 expiration of a tax law in China that expanded the corporate income tax deduction allowance for advertising and promotion expenses (“expiring China tax law”). The favorable impact from a possible re-enactment of the expiring China tax law would be recognized in the provision for income taxes in the period that includes the date of such re-enactment.
As of September 30, 2020 and June 30, 2020, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $73 million and $70 million, respectively. The total amount of unrecognized tax benefits at September 30, 2020 that, if recognized, would affect the effective tax rate was $58 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2020 in the accompanying consolidated statements of earnings was $1 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2020 and June 30, 2020, was $14 million and $13 million, respectively. On the basis of the information available as of September 30, 2020, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within the next twelve months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.
Other Accrued Liabilities
Other accrued liabilities consist of the following:

(In millions)	September 30 2020	June 30 2020
Advertising, merchandising and sampling	$316	$256
Employee compensation	405	424
Deferred revenue	353	222
Payroll and other taxes	277	250
Accrued income taxes	269	208
Sales return accrual	253	212
Other	821	833
	$2,694	$2,405
Debt

In August 2020, the Company repaid the remaining $750 million borrowed under its $1,500 million revolving credit facility that was outstanding as of June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments (ASC Topic 326 – Financial Instruments – Credit Losses) (“ASC 326”)
In June 2016, the FASB issued authoritative guidance that requires companies to utilize an impairment model for most financial assets measured at amortized cost and certain other financial instruments, which include trade and other receivables, loans and held-to-maturity debt securities, to record an allowance for credit risk based on expected losses rather than incurred losses. In addition, this guidance changes the recognition method for credit losses on available-for-sale debt securities, which can occur as a result of market and credit risk, and requires additional disclosures. In general, modified retrospective adoption will be required for all outstanding instruments that fall under this guidance.

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

Effective for the Company – Fiscal 2021 first quarter.

Impact on consolidated financial statements – On July 1, 2020, the Company adopted ASC 326. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. See Note 6 – Revenue Recognition for further discussion.
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
Impact on consolidated financial statements – On July 1, 2020, the Company adopted this guidance prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
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
No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2020
Goodwill	$519	$1,210	$254	$389	$2,372
Accumulated impairments	(95)	(817)	(26)	(33)	(971)
	424	393	228	356	1,401

Goodwill acquired during the period	—	2	—	4	6
Translation adjustments, goodwill	10	—	5	1	16
Translation adjustments, accumulated impairments	(1)	—	—	(1)	(2)
	9	2	5	4	20

Balance as of September 30, 2020
Goodwill	529	1,212	259	394	2,394
Accumulated impairments	(96)	(817)	(26)	(34)	(973)
	$433	$395	$233	$360	$1,421

Other intangible assets consist of the following:

	September 30, 2020			June 30, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,615	$500	$1,115	$1,590	$475	$1,115
License agreements	43	43	$—	43	43	$—
	$1,658	$543	$1,115	$1,633	$518	$1,115
Non-amortizable intangible assets:
Trademarks and other			1,243			1,223
Total intangible assets			$2,358			$2,338

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate amortization expense related to amortizable intangible assets was $25 million and $11 million for the three months ended September 30, 2020 and 2019, respectively. The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2021	2022	2023	2024	2025
Estimated aggregate amortization expense	$77	$102	$101	$100	$99

NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with restructuring activities for the three months ended September 30, 2020 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Leading Beauty Forward Program	$—	$3	$(8)	$2	$(3)
Post-COVID Business Acceleration Program	—	—	12	—	12
Total	$—	$3	$4	$2	$9

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.

Leading Beauty Forward Program

In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward Program” or “LBF Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum. The LBF Program is designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value. As of June 30, 2019, the Company concluded the approvals of all major initiatives under the LBF Program related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and expects to substantially complete those initiatives through fiscal 2021.

LBF Program Approvals

The LBF Program approved restructuring and other charges expected to be incurred were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative through June 30, 2020	$13	$85	$511	$358	$967
Three months ended September 30, 2020	1	—	(8)	7	—
Cumulative through September 30, 2020	$14	$85	$503	$365	$967

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative through June 30, 2020	$460	$28	$7	$16	$511
Three months ended September 30, 2020	(8)	—	—	—	(8)
Cumulative through September 30, 2020	$452	$28	$7	$16	$503

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

LBF Program Restructuring and Other Charges

Total cumulative charges recorded associated with restructuring and other activities for the LBF Program were:

(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
			Restructuring Charges	Other Charges
Total Charges
Cumulative through June 30, 2020	$14	$65	$491	$304	$874
Three months ended September 30, 2020	—	3	(8)	2	(3)
Cumulative through September 30, 2020	$14	$68	$483	$306	$871

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2020	$451	$27	$6	$7	$491
Three months ended September 30, 2020	(8)	—	—	—	(8)
Cumulative through September 30, 2020	$443	$27	$6	$7	$483

Employee-related costs reflect adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.

Changes in accrued restructuring charges for the three months ended September 30, 2020 relating to the LBF Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2020	$112	$—	$—	$—	$112
Charges (adjustments)	(8)	—	—	—	(8)
Cash payments	(23)	—	—	—	(23)
Balance at September 30, 2020	$81	$—	$—	$—	$81

Accrued restructuring charges at September 30, 2020 relating to the LBF Program are expected to result in cash expenditures funded from cash provided by operations of approximately $56 million, $20 million and $5 million for the remainder of fiscal 2021 and for fiscal 2022 and 2023, respectively. The expected cash expenditures for fiscal 2024 are de minimis.

Additional information about the LBF Program is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Post-COVID Business Acceleration Program

On August 20, 2020, the Company announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “PCBA Program”), designed to resize the Company's business against the dramatic shifts to its distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic. The PCBA Program is designed to help improve efficiency and effectiveness by rebalancing resources to growth areas of prestige beauty. It is expected to further strengthen the Company by building upon the foundational capabilities in which the Company has invested.

The PCBA Program’s main areas of focus include accelerating the shift to online with the realignment of the Company’s distribution network reflecting freestanding store and certain department store closures, with a focus on North America and Europe, the Middle East & Africa; the reduction in brick-and-mortar point of sale employees and related support staff; and the redesign of the Company’s regional branded marketing organizations, plus select opportunities in global brands and functions. This program is expected to position the Company to better execute its long-term strategy while strengthening its financial flexibility.

In connection with the PCBA Program, at this time the Company estimates a net reduction in the range of approximately 1,500 to 2,000 positions globally, which is about 3% of its current workforce including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.

PCBA Program Approvals

Total cumulative charges approved by the Company through September 30, 2020 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Three months ended September 30, 2020	$2	$—	$13	$3	$18

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through September 30, 2020 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Three months ended September 30, 2020	$12	$1	$—	$—	$13

Specific actions taken since the PCBA Program inception include:

•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels and, as part of a broader initiative to be completed in phases, the Company has approved initiatives to close a number of underperforming freestanding stores and counters, mainly in the United Kingdom and certain affiliates in Europe, the Middle East & Africa. These anticipated closures reflect changing consumer behavior including higher demand for online and omnichannel capabilities. These activities will result in product returns, inventory write-offs, reduction of workforce, and termination of contracts.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Optimize Digital Organization – The Company approved initiatives to enhance its go-to-market support structures and align more resources to support online and digital activities. These initiatives are primarily intended to shift certain areas of focus from traditional brick-and-mortar to social and digital strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities. These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.

PCBA Program Restructuring and Other Charges

Restructuring charges are comprised of the following:

Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.

Asset-Related Costs – Asset-related costs primarily consist of asset write-offs or accelerated depreciation related to long-lived assets (including operating lease right-of-use assets) that will be taken out of service prior to their existing useful life as a direct result of a restructuring initiative.

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

Other Charges – The Company approved other charges relate to the design and implementation of approved initiatives, which are charged to Operating Expenses as incurred and primarily include the following:
•Consulting and other professional services for organizational design of the future structures and processes as well as the implementation thereof,
•Temporary labor backfill,
•Costs to establish and maintain a Project Management Office (“PMO”) for the duration of the PCBA Program, including internal costs for employees dedicated solely to project management activities, and other PMO-related expenses incremental to the Company’s ongoing operations (e.g., rent and utilities), and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative through September 30, 2020	$—	$—	$12	$—	$12

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative through September 30, 2020	$12	$—	$—	$—	$12

Accrued restructuring charges at September 30, 2020 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $9 million, $2 million and $1 million for the remainder of fiscal 2021 and for fiscal 2022 and 2023, respectively.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At September 30, 2020, the notional amount of derivatives not designated as hedging instruments was $4,189 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30 2020	June 30 2020	Balance Sheet Location	September 30 2020	June 30 2020
Derivatives Designated as Hedging Instruments
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$6	$26	Other accrued liabilities	$13	$3
Net investment hedges	Prepaid expenses and other current assets	8	21	Other accrued liabilities	—	62
Interest rate-related derivatives	Prepaid expenses and other current assets	13	15	Other accrued liabilities	3	3

Total Derivatives Designated as Hedging Instruments		27	62		16	68

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	8	40	Other accrued liabilities	13	15

Total derivatives		$35	$102		$29	$83

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(31)	$25	Net sales	$1	$13
Interest rate-related derivatives	—	(14)	Interest expense	(1)	—
	(31)	11		—	13
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(63)	3		—	—
Total derivatives	$(94)	$14		$—	$13

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended September 30, 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $5 million.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2020	2019
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(2)	$2

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain/(Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2020	September 30, 2020
Current debt	$453	$4
Long-term debt	259	9
Total debt	$712	$13

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30
	2020		2019
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,562	$45	$3,895	$32

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	2	Not applicable	(2)
Derivatives designated as hedging instruments	Not applicable	(2)	Not applicable	2

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(1)	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	1	Not applicable	13	Not applicable

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30
(In millions)		2020	2019
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$21	$(27)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2022. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At September 30, 2020, the Company had cash flow hedges outstanding with a notional amount totaling $981 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of September 30, 2020, the Company’s foreign currency cash flow hedges were highly effective.
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2020 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $6 million. The accumulated net gain (loss) on derivative instruments in AOCI was $(11) million and $20 million as of September 30, 2020 and June 30, 2020, respectively.
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
Net Investment Hedges
The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of October 2020. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2020, the Company had net investment hedges outstanding with a notional amount totaling $1,858 million.
Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $35 million at September 30, 2020. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,971	$—	$—	$1,971
Foreign currency forward contracts	—	22	—	22
Interest rate-related derivatives	—	13	—	13
Total	$1,971	$35	$—	$2,006

Liabilities:
Foreign currency forward contracts	$—	$26	$—	$26
Interest rate-related derivatives	—	3	—	3
Contingent consideration	—	—	4	4
Total	$—	$29	$4	$33

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,810	$—	$—	$2,810
Foreign currency forward contracts	—	87	—	87
Interest rate-related derivatives	—	15	—	15
Total	$2,810	$102	$—	$2,912

Liabilities:
Foreign currency forward contracts	$—	$80	$—	$80
Interest rate-related derivatives	—	3	—	3
Contingent consideration	—	—	4	4
Total	$—	$83	$4	$87

The estimated fair values of the Company’s financial instruments are as follows:

	September 30 2020		June 30 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$4,267	$4,267	$5,022	$5,022
Current and long-term debt	5,386	6,180	6,136	6,902
Contingent consideration	4	4	4	4

Derivatives
Foreign currency forward contracts – asset (liability), net	(4)	(4)	7	7
Interest rate-related derivatives – asset (liability), net	10	10	12	12

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, time deposits and money market funds (classified within Level 1 of the valuation hierarchy). Cash deposits in interest bearing accounts and time deposits are carried at cost, which approximates fair value due to the short maturity of cash equivalent instruments.

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

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At September 30, 2020, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy. There have been no changes in the fair value of contingent consideration obligations for the three months ended September 30, 2020.

NOTE 6 – REVENUE RECOGNITION
The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $76 million and $63 million as of September 30, 2020 and June 30, 2020, respectively. During the first quarter of fiscal 2021, the Company adopted ASC 326 using the modified retrospective transition approach and, accordingly, the prior comparative period was not restated. Under this new standard, the Company is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. In accordance with ASC 326, the Company evaluated certain criteria, including aging and historical write-offs, current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	September 30 2020
Balance at June 30, 2020	$36
ASC 326 cumulative effect adjustment (pre-tax)	4
Provision for expected credit losses	5
Write-offs, net & other	1
Balance at September 30, 2020	$46

As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables.

The remaining balance of the allowance for doubtful accounts of $30 million, as of September 30, 2020, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Changes in deferred revenue during the period are as follows:

(In millions)	September 30 2020
Balance at June 30, 2020	$279
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(90)
Revenue deferred during the period	216
Other	4
Balance at September 30, 2020	$409
Transaction Price Allocated to the Remaining Performance Obligations
At September 30, 2020, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $353 million, and the remaining balance will be recognized beyond the next twelve months.

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
The components of net periodic benefit cost for the three months ended September 30, 2020 and 2019 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$11	$10	$9	$9	$—	$1
Interest cost	8	8	2	3	1	2
Expected return on plan assets	(13)	(13)	(3)	(3)	—	(1)
Amortization of:
Actuarial loss	5	4	1	1	—	—
Special termination benefits	—	—	2	—	—	—
Net periodic benefit cost	$11	$9	$11	$10	$1	$2

During the three months ended September 30, 2020, the Company made contributions to its international pension plans totaling $2 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30 2020	June 30 2020
Other assets	$130	$127
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(456)	(440)
Funded status	(353)	(340)
Accumulated other comprehensive loss	319	324
Net amount recognized	$(34)	$(16)

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

NOTE 9 – STOCK PROGRAMS
Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, and share units. Compensation expense attributable to net stock-based compensation was $64 million and $56 million for the three months ended September 30, 2020 and 2019, respectively.
Stock Options
During the three months ended September 30, 2020, the Company granted stock options in respect of approximately 1.5 million shares of Class A Common Stock with an exercise price per share of $218.06 and a weighted-average grant date fair value per share of $54.49. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2020 was $122 million.
Restricted Stock Units
The Company granted RSUs in respect of approximately 0.9 million shares of Class A Common Stock during the three months ended September 30, 2020 with a weighted-average grant date fair value per share of $218.06 that, at the time of grant, are scheduled to vest at 0.3 million shares per year, in fiscal 2022, fiscal 2023 and fiscal 2024. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
Performance Share Units
During the three months ended September 30, 2020, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $218.06, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2023, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2020, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.5 million PSUs which vested as of June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE
Net earnings attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net earnings attributable to The Estée Lauder Companies Inc. by the weighted-average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net earnings attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards.
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2020	2019
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$523	$595

Denominator:
Weighted-average common shares outstanding – Basic	362.1	361.4
Effect of dilutive stock options	3.8	4.9
Effect of PSUs	0.2	0.3
Effect of RSUs	1.1	2.0
Weighted-average common shares outstanding – Diluted	367.2	368.6

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.44	$1.65
Diluted	$1.42	$1.61

As of September 30, 2020 and 2019, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.3 million shares. As of September 30, 2020, the number of shares of Class A Common Stock underlying RSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 0.2 million shares. As of September 30, 2019, there were no shares of Class A Common Stock underlying RSUs excluded in the computation of diluted EPS because their inclusion would be anti-dilutive. As of September 30, 2020 and 2019, 0.8 million and 1.1 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended September 30
(In millions)	2020	2019
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	4,790	4,403
Common stock dividends	1	1
Stock-based compensation	122	110
Paid-in capital, end of the period	4,913	4,514

Retained earnings, beginning of the period	10,134	9,984
Common stock dividends	(174)	(157)
Net earnings attributable to The Estée Lauder Companies Inc.	523	595
Cumulative effect of adoption of new accounting standards	(3)	(29)
Retained earnings, end of the period	10,480	10,393

Accumulated other comprehensive loss, beginning of the period	(665)	(563)
Other comprehensive income (loss)	71	(64)
Accumulated other comprehensive loss, end of the period	(594)	(627)

Treasury stock, beginning of the period	(10,330)	(9,444)
Acquisition of treasury stock	—	(277)
Stock-based compensation	(23)	(35)
Treasury stock, end of the period	(10,353)	(9,756)

Total stockholders’ equity – The Estée Lauder Companies Inc.	4,452	4,530

Noncontrolling interests, beginning of the period	27	25
Net earnings attributable to noncontrolling interests	2	3
Noncontrolling interests, end of the period	29	28

Total equity	$4,481	$4,558

Cash dividends declared per common share	$.48	$.43

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2020:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2020	August 31, 2020	September 15, 2020	$.48

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On October 30, 2020, a dividend was declared in the amount of $.53 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 15, 2020 to stockholders of record at the close of business on November 30, 2020.

Common Stock
Beginning in early February 2020, the Company temporarily suspended its repurchase of shares of the Company's Class A Common Stock. The Company may resume repurchases in the future.
During the three months ended September 30, 2020, approximately 0.2 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2020:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2020	$14	$(244)		$(435)		$(665)
OCI before reclassifications	(24)	(1)	(1)	91	(2)	66
Amounts reclassified to Net earnings	—	5		—		5
Net current-period OCI	(24)	4		91		71
Balance at September 30, 2020	$(10)	$(240)		$(344)		$(594)

(1)Consists of foreign currency translation losses.
(2)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2020 and 2019:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended September 30
(In millions)	2020	2019
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$1	$13	Net sales
Interest rate-related derivatives	(1)	—	Interest expense
	—	13
Provision for deferred taxes	—	(3)	Provision for income taxes
	$—	$10	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of actuarial loss	$(6)	$(5)	Earnings before income taxes (1)
Benefit for deferred taxes	1	1	Provision for income taxes
	$(5)	$(4)	Net earnings

Cumulative Translation Adjustments
Loss on liquidation of an investment in a foreign subsidiary	—	(6)	Restructuring and other charges
Total reclassification adjustments, net	$(5)	$—	Net earnings

(1)See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2020 and 2019 is as follows:

(In millions)	2020	2019
Cash:
Cash paid during the period for interest	$26	$32
Cash paid during the period for income taxes	$119	$115

Non-cash investing and financing activities:
Capitalized interest and asset retirement obligations incurred	$1	$—
Property, plant and equipment accrued but unpaid	$42	$50
Finance lease obligations	$1	$—

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT DATA AND RELATED INFORMATION
Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, other income, net, and charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.
The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2020	2019
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,035	$1,842
Makeup	978	1,443
Fragrance	406	462
Hair Care	136	136
Other	7	12
Net sales	$3,562	$3,895

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$721	$632
Makeup	(71)	104
Fragrance	60	66
Hair Care	3	—
Other	1	2
	714	804
Reconciliation:
Charges associated with restructuring and other activities	(9)	(25)
Interest expense	(45)	(32)
Interest income and investment income, net	14	14
Other components of net periodic benefit cost	(3)	(1)
Earnings before income taxes	$671	$760

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$873	$1,160
Europe, the Middle East & Africa	1,540	1,677
Asia/Pacific	1,149	1,058
Net sales	$3,562	$3,895

Operating income (loss):
The Americas	$65	$175
Europe, the Middle East & Africa	411	377
Asia/Pacific	238	252
	714	804
Charges associated with restructuring and other activities	(9)	(25)
Operating income	$705	$779

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three months ended September 30, 2020 and 2019, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2020	2019
NET SALES
By Product Category:
Skin Care	$2,035	$1,842
Makeup	978	1,443
Fragrance	406	462
Hair Care	136	136
Other	7	12
Net sales	$3,562	$3,895

By Region(1):
The Americas	$873	$1,160
Europe, the Middle East & Africa	1,540	1,677
Asia/Pacific	1,149	1,058
Net sales	$3,562	$3,895

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$721	$632
Makeup	(71)	104
Fragrance	60	66
Hair Care	3	—
Other	1	2
	714	804
Charges associated with restructuring and other activities	(9)	(25)
Operating income	$705	$779

By Region(1):
The Americas	$65	$175
Europe, the Middle East & Africa	411	377
Asia/Pacific	238	252
	714	804
Charges associated with restructuring and other activities	(9)	(25)
Operating income	$705	$779

(1) The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	23.2	23.3
Gross profit	76.8	76.7

Operating expenses:
Selling, general and administrative	56.9	56.1
Restructuring and other charges	0.2	0.6
Total operating expenses	57.0	56.7

Operating income	19.8	20.0
Interest expense	1.3	0.8
Interest income and investment income, net	0.4	0.3
Other components of net periodic benefit cost	0.1	—

Earnings before income taxes	18.8	19.5
Provision for income taxes	(4.1)	(4.1)

Net earnings	14.7	15.4
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	14.7%	15.3%

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
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

THE ESTÉE LAUDER COMPANIES INC.
Overview

COVID-19 Business Update

The COVID-19 pandemic continues to cause significant disruption to our operating environment, temporarily impacting our retail footprint and consumer preferences. During the three months ended September 30, 2020, countries around the world continued to be challenged by the pandemic with different levels of recovery from temporary business closures and other restrictions.

Retail impact

Many brick-and-mortar retail stores globally that sell our products, whether operated by us or our customers, were closed for some period of time during the fiscal 2021 first quarter, and consumer traffic declined significantly.
•In The Americas, approximately 20% of the stores were closed at the beginning of July 2020, and by the end of September 2020, nearly all retail stores had re-opened.
•In Europe, the Middle East & Africa, approximately 15% of stores were closed at the beginning of July 2020, and by the end of September 2020, nearly all retail stores had re-opened.
•In Asia/Pacific, nearly all retail stores were open during the entire first quarter of fiscal 2021.
•In addition, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns, which continues to adversely impact consumer traffic in most travel retail locations.

Somewhat offsetting the significant declines in brick-and-mortar channels, net sales growth of our products online (through our own websites, third-party platforms and websites of our retailers) has remained strong in every region during the first quarter of fiscal 2021.

The resurgence of COVID-19 cases in various parts of the world, including the United Kingdom, Ireland and other countries in Europe, has caused the re-implementation of government restrictions to prevent further spread of the virus. These restrictions include the temporary closure of businesses deemed “non-essential”, travel bans and restrictions, social distancing and quarantines. We will continue to monitor the impacts of the COVID-19 pandemic and adjust our action plans accordingly as the situation progresses.

Consumer Preferences

The COVID-19 pandemic related closures of offices, retail stores and other businesses and the significant decline in social gatherings have also influenced consumer preferences and practices. Demand for skin care and hair care products has been more resilient than the demand for makeup and fragrance products.

Manufacturing and Distribution

By the end of the fiscal 2021 first quarter, all of our manufacturing and distribution facilities were operating at sufficient levels.

Cost Controls

In response to the ongoing impacts from the COVID-19 pandemic, we continued to implement cost control actions to effectively manage the changing business environment. Areas where we took actions included advertising and promotion activities, travel, meetings, consulting, and certain employee costs, including implementing furloughs and similar unpaid temporary leaves of absence for many point of sale employees, temporary salary reductions for senior executives and other management employees, and a temporary elimination of cash retainers for the Board of Directors.

THE ESTÉE LAUDER COMPANIES INC.
Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with the high quality products and services of luxury goods. Within prestige beauty, we are well diversified by brand, product category, product sub-category, geography, channel, consumer segment and price point. This diversity allows us to leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 28-31 of our Annual Report on Form 10-K for the year ended June 30, 2020, as well as below.

During the first quarter of fiscal 2021, net sales declined 9%, reflecting the impacts of the COVID-19 pandemic, including retail store closures and reduced consumer foot traffic in brick-and mortar retail. Declines in brick-and-mortar retail were partially offset by strong growth online and the incremental net sales from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter.

•Our skin care net sales benefited from the launch of the new Estée Lauder Advanced Night Repair Synchronized Multi-Recovery Complex and the launch of the new The Concentrate from La Mer. Both new products support high-loyalty hero franchises. Skin care net sales grew internationally, reflecting the renewed consumer focus on self-care during the COVID-19 pandemic.
•The COVID-19 pandemic limited social and business activities and consumers wore less makeup. Demand for lipstick and foundation were most acutely impacted, contributing to lower makeup net sales from M·A·C, Estée Lauder, Clinique and Bobbi Brown. During the first quarter of fiscal 2021, our brands generated interest in makeup through virtual marketing efforts such as classes, virtual try on technology and greater emphasis on social media platforms, as well as a focus on subcategories that continue to resonate with consumers.
•Our fragrance net sales also declined, as consumers continued to gravitate to bath, body and home fragrances. KILIAN PARIS and Frédéric Malle launched in mainland China, aiding their growth in the first quarter of fiscal 2021. Le Labo grew double-digits globally, primarily on the strength of its online efforts. Most other brands reported declines in fragrance net sales.
•Our hair care net sales were flat, reflecting growth from Aveda, partially offset by declines at Bumble and bumble. The COVID-19 pandemic related salon closures and limited capacity re-openings were offset by strong double-digit online growth at Aveda as well as its launch of Botanical Repair in August 2020.

We continue to strengthen our presence in large, image building core markets, while broadening our presence in emerging markets. Our net sales growth by geographic region in the first quarter of fiscal 2021 reflects, in part, the cadence of post-COVID-19 pandemic re-openings around the world.

•Net sales growth declined the most in The Americas, where COVID-19 cases continue to rise across much of the region and strong online net sales were not enough to offset the decline of brick-and-mortar distribution.
•The Europe, the Middle East & Africa region net sales declined overall, while robust online net sales growth continued.
•The Asia/Pacific region grew, reflecting good momentum in mainland China, Korea and several smaller markets.

Outlook

While we continue to face strong competition and economic challenges globally, the COVID-19 pandemic has caused a more significant disruption to our business and the retail industry generally. We have seen, and believe there may be more impairments, restructurings and bankruptcies in the retail industry, including among our customers; destocking and tighter working capital management by retailers; challenges for suppliers; and an acceleration in the shifts in consumer preferences as to where and how they shop, as well as changes in their preferences for certain products. The severe decline in international travel is also affecting our travel retail business, which had been historically one of our most profitable channels. In addition to impacting net sales and profitability, these and other challenges may impact our ability to collect receivables and our operating cash flows generally and may adversely impact the goodwill, other intangibles and long-lived assets associated with our acquired brands.

We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. We also continue to monitor the potential implications of the ongoing economic and political uncertainties stemming from the United Kingdom’s exit and transition from the European Union (i.e. “Brexit”) and have developed our risk mitigation strategies to address such uncertainties. These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels. Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

THE ESTÉE LAUDER COMPANIES INC.
The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, and by implementing our Post-COVID Business Acceleration Program. As the current situation progresses, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

Leading Beauty Forward Program and Post-COVID Business Acceleration Program

Information about our restructuring initiatives, the Leading Beauty Forward Program and the Post-COVID Business Acceleration Program, are described in Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein, as well as, in Notes to Consolidated Financial Statements, Note 8 – Charges Associated with Restructuring and Other Activities and in the Overview on page 30 of our Annual Report on Form 10-K for the year ended June 30, 2020.

NET SALES

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$3,562	$3,895
$ Change from prior-year period	(333)
% Change from prior-year period	(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(9)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased, primarily reflecting lower net sales in all product categories, except skin care, and all geographic regions, except for Asia/Pacific, due to the continued challenges of the COVID-19 pandemic, including retail store closures and reduced consumer foot traffic in brick-and-mortar retail, the continued curtailment of international travel, and continued social distancing and quarantines. Despite the overall decrease, net sales grew in our skin care category and in our Asia/Pacific region. Direct-to-consumer online net sales continued to have strong growth, representing approximately 13% of fiscal 2021 first quarter net sales compared to approximately 8% in the prior-year period. Skin care net sales increased, primarily due to the success of hero product franchises and new product launches from Estée Lauder and La Mer. Net sales in Asia/Pacific increased, reflecting higher net sales in mainland China and Korea, as well as growth in all product categories, except makeup. The incremental net sales from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter benefited both the skin care category and Asia/Pacific.

The total net sales decrease was impacted by approximately $15 million of favorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$2,035	$1,842
$ Change from prior-year period	193
% Change from prior-year period	10%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	10%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales increased, reflecting higher net sales from Estée Lauder and La Mer of approximately $226 million, combined, and strong growth internationally, as well as incremental net sales of $109 million attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter. Net sales from Estée Lauder increased, led by our travel retail business and mainland China, primarily due to the continued success of existing product franchises, such as Advanced Night Repair, Perfectionist and Micro Essence, and new product launches, such as the new Advanced Night Repair Synchronized Multi-Recovery Complex. The increase in net sales from La Mer was primarily driven by new product launches, such as the launch of the new The Concentrate, successful holiday and promotional events in mainland China and targeted expanded consumer reach.
Partially offsetting these increases were lower net sales from Clinique and Origins of approximately $46 million, combined. Net sales from these brands declined, reflecting lower net sales in all geographic regions, with the exception of Clinique in Asia/Pacific, due to the challenging environment as a result of the COVID-19 pandemic. Despite the overall declines in net sales, direct-to-consumer online net sales from both of these brands increased, particularly at Clinique, which represented approximately 14% of Clinique's fiscal 2021 first quarter skin care net sales compared to approximately 7% in the prior-year period.
The skin care net sales increase was impacted by approximately $11 million of favorable foreign currency translation.
Makeup

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$978	$1,443
$ Change from prior-year period	(465)
% Change from prior-year period	(32)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(32)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported makeup net sales decreased, primarily driven by lower net sales from M·A·C, Estée Lauder and Clinique of approximately $340 million, combined. Net sales decreased from these brands in all geographic regions, reflecting the challenging environment, especially in brick-and-mortar retail locations, and the shift in consumer preference to skin care products due to the COVID-19 pandemic. The continued decline in prestige makeup and ongoing competitive activity in North America also contributed to the decline in net sales from these brands. Despite the challenging environment, our direct-to-consumer online net sales from Estée Lauder and Clinique grew double digits and grew single digits from M·A·C, which represented approximately 18%, combined, of their fiscal 2021 first quarter makeup net sales compared to approximately 11% in the prior-year period.

The makeup net sales decrease was impacted by approximately $2 million of favorable foreign currency translation.

Fragrance

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$406	$462
$ Change from prior-year period	(56)
% Change from prior-year period	(12)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(13)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased, reflecting lower net sales primarily from Estée Lauder, Clinique and certain of our designer fragrances of approximately $40 million, combined. The decrease in net sales from Estée Lauder and Clinique reflected lower net sales in all geographic regions, driven by North America, and our travel retail business, due to the challenging environment as a result of the COVID-19 pandemic. The decline in net sales from Clinique also reflected a decrease in North America, primarily due to holiday shipments scheduled later in the fiscal year as compared to the prior-year period. Net sales declined from certain of our designer fragrances, primarily driven by lower net sales in our travel retail business due to the curtailment of international travel and the shift in consumer preferences as a result of the COVID-19 pandemic.

The fragrance net sales decrease was impacted by approximately $2 million of favorable foreign currency translation.
Hair Care

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$136	$136
$ Change from prior-year period	—
% Change from prior-year period	—%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported hair care net sales was flat to the prior year, reflecting increased net sales from Aveda, partially offset by lower net sales from Bumble and bumble. The increase in net sales from Aveda was driven by the success of existing product franchises, such as Nutriplenish, and the launch of Botanical Repair, which led to growth in all geographic regions and very high double-digit growth from our online channel. Direct-to-consumer online net sales of Aveda products represented approximately 24% of Aveda's fiscal 2021 first quarter hair care net sales compared to approximately 14% in the prior-year period. Net sales declined from Bumble and bumble primarily driven by lower net sales in North America due to salon and freestanding store closures as a result of the COVID-19 pandemic.
Geographic Regions
The Americas

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$873	$1,160
$ Change from prior-year period	(287)
% Change from prior-year period	(25)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(24)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased in nearly all countries, led by the United States of approximately $257 million, primarily from M·A·C, Clinique and Estée Lauder due to the challenging environment caused by the COVID-19 pandemic, including store closures, reduced consumer traffic with the gradual re-opening of brick-and-mortar stores and continued social distancing and quarantines. The decline in North America prestige beauty, primarily makeup, and the ongoing competitive activity also contributed to the decline in net sales. Despite the overall decrease in net sales, direct-to-consumer online net sales in The Americas grew strong double digits, with growth from virtually all brands, which represented approximately 19% of the region's fiscal 2021 first quarter net sales compared to approximately 10% in the prior-year period.
Net sales in The Americas were impacted by approximately $14 million of unfavorable foreign currency translation.
Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$1,540	$1,677
$ Change from prior-year period	(137)
% Change from prior-year period	(8)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(9)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales decreased in virtually all markets in Europe, the Middle East & Africa, primarily led by the Middle East and the United Kingdom, as well as and our travel retail business, due to the continued challenges across the region from the COVID-19 pandemic, including reduced consumer traffic with the gradual re-opening of brick-and-mortar stores, the continued curtailment of international travel, and continued social distancing and quarantines. The adverse macroeconomic conditions also contributed to the decrease in net sales in the United Kingdom. Net sales decreased in our travel retail business, driven by limited international travel as a result of the COVID-19 pandemic, mostly offset by an increase in net sales in China travel retail (primarily Hainan). Despite the challenges in brick-and-mortar retail stores, direct-to-consumer online net sales more than doubled and represented approximately 3% of the region's fiscal 2021 first quarter net sales compared to approximately 1% in the prior-year period.

Net sales in Europe, the Middle East & Africa were impacted by approximately $10 million of favorable foreign currency translation.
Asia/Pacific

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Net sales	$1,149	$1,058
$ Change from prior-year period	91
% Change from prior-year period	9%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	7%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased in Asia/Pacific, reflecting higher net sales in mainland China and Korea of approximately $182 million, combined, including incremental net sales of $105 million from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter. Net sales increased in mainland China, primarily due to the continued success of hero product franchises and new product launches from La Mer and Estée Lauder, as well as incremental net sales attributable to our acquisition of Dr. Jart+. Net sales increased in mainland China across virtually all channels. Online net sales increased due to successful holiday events and campaigns. The increase in net sales in Korea reflected growth from virtually all brands, as well as incremental net sales from our acquisition of Dr. Jart+, and direct-to-consumer online net sales grew strong double digits, which represented approximately 21% of the region's fiscal 2021 first quarter net sales compared to approximately 17% in the prior-year period.

Partially offsetting these increases were lower net sales in Hong Kong and Japan of approximately $77 million, combined, primarily due to the ongoing challenges stemming from the COVID-19 pandemic, including the resurgence of COVID-19 during the period (July 2020 in Hong Kong and August 2020 in Japan) and reduced consumer traffic with the gradual re-opening of brick-and-mortar stores, as well as the continued curtailment of international travel, social distancing and quarantines and border closures in Hong Kong. In addition, net sales in Japan decreased as a result of the unfavorable comparison to higher levels of purchasing in the prior-year period in anticipation of a value-added tax increase.

Net sales in Asia/Pacific were impacted by approximately $19 million of favorable foreign currency translation.
We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.
GROSS MARGIN
Gross margin increased to 76.8% for the three months ended September 30, 2020 as compared with 76.7% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended September 30, 2020
Mix of business	100
Obsolescence charges	10
Manufacturing costs and other	(40)
Foreign exchange transactions	(50)
Subtotal	20
Charges associated with restructuring and other activities	(10)
Total	10

The favorable impact from our mix of business was primarily due to lower costs from product sets, the favorable change in product category mix (i.e. a decline in our lower margin makeup category, primarily in Asia/Pacific), and lower costs of promotional items as a percentage of net sales. These favorable impacts to our mix of business were partially offset by the impact of our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 57.0% for the three months ended September 30, 2020 as compared with 56.7% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended September 30, 2020
Three Months Ended
General and administrative expenses	(280)
Advertising, merchandising, sampling and product development	(20)
Selling	230
Stock-based compensation	(30)
Store operating costs	10
Shipping	(30)
Foreign exchange transactions	40
Subtotal	(80)
Charges associated with restructuring and other activities	50
Total	(30)

The increase in operating expense margin reflected higher general and administrative expenses, primarily due to increased employee incentive compensation, reflecting bonuses paid to non-executive employees in recognition of their ongoing resilience during the COVID-19 pandemic, incremental costs attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter and the decrease in net sales. Partially offsetting this increase was a decrease in selling expense, primarily driven by the reduction in employee costs as a result of the COVID-19 pandemic.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$705	$779
$ Change from prior-year period	(74)
% Change from prior-year period	(9)%

Operating margin	19.8%	20.0%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	(11)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin for the three months ended September 30, 2020 from the prior-year period was primarily driven by the decrease in net sales, partially offset by disciplined expense management throughout the business.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$721	$632
$ Change from prior-year period	89
% Change from prior-year period	14%

Reported skin care operating income increased, primarily driven by higher results from Estée Lauder, Clinique and La Mer of approximately $183 million, combined. The increases in operating income from Estée Lauder and La Mer reflected higher net sales, partially offset by increased advertising and promotional activities primarily to support new product launches. The higher results from Clinique reflected disciplined expense management, primarily advertising and promotional activities, and the decrease in selling expense due to the reduction in employee costs as a result the COVID-19 pandemic.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income (loss)	$(71)	$104
$ Change from prior-year period	(175)
% Change from prior-year period	(100+)%

Reported makeup operating results decreased, primarily driven by lower results from M·A·C due to the decrease in net sales, partially offset by lower selling expenses and store operating costs due to the effects of the COVID-19 pandemic, including store closures.
Fragrance

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$60	$66
$ Change from prior-year period	(6)
% Change from prior-year period	(9)%
Reported fragrance operating income decreased, driven by lower net sales, as previously noted.
Partially offsetting the decrease in net sales was higher operating results from certain of our designer fragrances primarily driven by disciplined expense management and lower selling expenses due to the effects of the COVID-19 pandemic.
Hair Care

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$3	$—
$ Change from prior-year period	3
% Change from prior-year period	—%
Reported hair care operating results increased, reflecting higher results from Aveda primarily due to the increase in net sales and lower selling expenses due to the reduction in employee costs as a result of the COVID-19 pandemic.
Geographic Regions
The Americas

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$65	$175
$ Change from prior-year period	(110)
% Change from prior-year period	(63)%

THE ESTÉE LAUDER COMPANIES INC.

Reported operating results decreased in The Americas, primarily reflecting lower operating results in the United States of approximately $109 million, due to the decline in net sales, partially offset by lower selling expense due to the reduction in employee costs as a result of store closures in response to the COVID-19 pandemic.
Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$411	$377
$ Change from prior-year period	34
% Change from prior-year period	9%
Reported operating income increased in Europe, the Middle East & Africa, primarily driven by higher results from our travel retail business due to lower selling expenses, as a result of limited international travel, and disciplined expense management.
Asia/Pacific

	Three Months Ended September 30
($ in millions)	2020	2019
As Reported:
Operating income	$238	$252
$ Change from prior-year period	(14)
% Change from prior-year period	(6)%
Reported operating income decreased in Asia/Pacific, led by Japan and Hong Kong of approximately $27 million, combined. The lower operating results in both Japan and Hong Kong were primarily due to the decrease in net sales, partially offset by lower selling expenses due to the effects of the COVID-19 pandemic, including store closures, and a reduction in advertising and promotional activities.
Partially offsetting these decreases was higher operating results from mainland China, reflecting the increase in net sales, partially offset by an increase in advertising and promotional activities to support holiday events and campaigns, new product launches, and digital advertising and social media spending.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2020	2019
Interest expense	$45	$32
Interest income and investment income, net	$14	$14
Interest expense increased from the prior-year period primarily due to the issuance of additional long-term debt in November 2019 and April 2020.

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

	Three Months Ended September 30
	2020	2019
Effective rate for income taxes	21.8%	21.3%
Basis-point change from the prior-year period	50

The effective rate for income taxes was 21.8% and 21.3% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate of 50 basis points was primarily attributable to a higher effective tax rate on our foreign operations.

The fiscal 2021 first quarter effective tax rate included a 130 basis point reduction to the current period effective tax rate due to the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act (the “TCJA”) that provide for a high-tax exception to the current year GILTI tax. These newly-issued regulations are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years. We are currently evaluating the impact and ability to apply the GILTI regulations relating to fiscal 2019 and fiscal 2020.

The fiscal 2021 first quarter effective tax rate also included a 120 basis point increase to the current period effective tax rate due to the pending December 31, 2020 expiration of a tax law in China that expanded the corporate income tax deduction allowance for advertising and promotion expenses (“expiring China tax law”). The favorable impact from a possible re-enactment of the expiring China tax law would be recognized in the provision for income taxes in the period that includes the date of such re-enactment.
NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2020	2019
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$523	$595
$ Change from prior-year period	(72)
% Change from prior-year period	(12)%
Diluted net earnings per common share	$1.42	$1.61
% Change from prior-year period	(12)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	(14)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 45 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30		Variance	% Change	% Change in constant currency
	2020	2019
Net sales, as reported	$3,562	$3,895	$(333)	(9)%	(9)%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$3,562	$3,895	$(333)	(9)%	(9)%

Operating income, as reported	$705	$779	$(74)	(9)%	(9)%
Charges associated with restructuring and other activities	9	25	(16)
Operating income, as adjusted	$714	$804	$(90)	(11)%	(11)%

Diluted net earnings per common share, as reported	$1.42	$1.61	$(.19)	(12)%	(12)%
Charges associated with restructuring and other activities	.02	.06	(.04)
Diluted net earnings per common share, as adjusted	$1.44	$1.67	$(.23)	(14)%	(14)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Variance
By Product Category:
Skin Care	$2,035	$1,842	$193	$(11)	$182	10%	10%
Makeup	978	1,443	(465)	(2)	(467)	(32)	(32)
Fragrance	406	462	(56)	(2)	(58)	(12)	(13)
Hair Care	136	136	—	(1)	(1)	—	(1)
Other	7	12	(5)	1	(4)	(42)	(33)
	3,562	3,895	(333)	(15)	(348)	(9)	(9)
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,562	$3,895	$(333)	$(15)	$(348)	(9)%	(9)%

By Region:
The Americas	$873	$1,160	$(287)	$14	$(273)	(25)%	(24)%
Europe, the Middle East & Africa	1,540	1,677	(137)	(10)	(147)	(8)	(9)
Asia/Pacific	1,149	1,058	91	(19)	72	9	7
	3,562	3,895	(333)	(15)	(348)	(9)	(9)
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,562	$3,895	$(333)	$(15)	$(348)	(9)%	(9)%

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2020, we had cash and cash equivalents of $4,267 million compared with $5,022 million at June 30, 2020. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support seasonal working capital needs, currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. See Overview – COVID-19 Business Update for actions taken by us, in response to the impact of the COVID-19 pandemic on our business, which helped to mitigate the then expected loss of sales and to control costs.

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
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 26, 2020, our long-term debt is rated A+ with a negative outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt

At September 30, 2020, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (13)	$635	$—	$635
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (13)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (13)	456	—	456
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (13)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (13)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (7)	694	—	694
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (8), (13)	640	—	640
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (9), (13)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (10), (13)	495	—	495
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (11), (13)	259	—	259
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (12), (13)	—	453	453
Other long-term borrowings	4	—	4
Other current borrowings	—	20	20
	$4,913	$473	$5,386
______________________________________________
(1)Consists of $650 million principal, unamortized debt discount of $8 million and debt issuance costs of $7 million.
(2)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(3)Consists of $450 million principal, net unamortized debt premium of $10 million and debt issuance costs of $4 million.
(4)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(5)Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(6)Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(7)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(8)Consists of $650 million principal, unamortized debt discount of $6 million and debt issuance costs of $4 million.
(9)Consists of $500 million principal and debt issuance costs of $2 million.
(10)Consists of $500 million principal, unamortized debt discount of $3 million and debt issuance costs of $2 million.
(11)Consists of $250 million principal and a $9 million adjustment to reflect the fair value of interest rate swaps.
(12)Consists of $450 million principal and a $3 million adjustment to reflect the fair value of interest rate swaps.
(13)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
In August 2020, we repaid the remaining $750 million borrowed under our $1,500 million revolving credit facility that was outstanding as of June 30, 2020.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 55% and 61% at September 30, 2020 and June 30, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Three Months Ended September 30
(In millions)	2020	2019
Net cash provided by (used for) operating activities	$358	$(170)
Net cash used for investing activities	$(242)	$(128)
Net cash used for financing activities	$(890)	$(416)

The change in net cash flows from operations primarily reflected the favorable net change in working capital, in particular, accounts payable and accrued liabilities, including the settlement of foreign currency forward contracts. These changes were partially offset by the unfavorable change in accounts receivable due to the timing of shipments.
The change in net cash flows used for investing activities primarily reflected the settlement of net investment hedges and purchases of investments, partially offset by the receipt of the purchase price refund relating to the fiscal 2020 second quarter acquisition of Have&Be Co. Ltd.
The change in net cash flows used for financing activities primarily reflected the repayment of borrowings under our revolving credit facility, partially offset by lower treasury stock repurchases.
Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2020, see Notes to Consolidated Financial Statements, Note 11 – Equity.
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
Derivative Financial Instruments and Hedging Activities
For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments.
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Cash Flow Hedges, Net Investment Hedges).
Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $176 million and $222 million as of September 30, 2020 and June 30, 2020, respectively. This potential change does not consider our underlying foreign currency exposures.

THE ESTÉE LAUDER COMPANIES INC.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase by approximately $11 million and $9 million as of September 30, 2020 and June 30, 2020, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets, income taxes and business combinations. Since June 30, 2020, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures, including impacts of COVID-19, as of September 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2020	369	$190.81	—	34,741,624
August 2020	—	—	—	34,741,624
September 2020	114,053	219.79	—	34,741,624
	114,422	219.70	—

(1)Relates to shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.
Beginning in early February 2020, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 is formatted in iXBRL

†   Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/TRACEY T. TRAVIS
Date: November 2, 2020		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)