Form 10-Q
period 2020-12-31
ESTEE LAUDER COMPANIES INC
filed 2021-02-05
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At January 29, 2021, 229,736,467 shares of the registrant’s Class A Common Stock, $.01 par value, and 133,023,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2020	2019	2020	2019

Net sales	$4,853	$4,624	$8,415	$8,519
Cost of sales	1,084	1,041	1,909	1,949

Gross profit	3,769	3,583	6,506	6,570

Operating expenses
Selling, general and administrative	2,590	2,538	4,616	4,723
Restructuring and other charges	35	7	41	30
Goodwill impairment	54	511	54	511
Impairment of other intangible assets	27	266	27	266
Total operating expenses	2,706	3,322	4,738	5,530

Operating income	1,063	261	1,768	1,040

Interest expense	43	38	88	70
Interest income and investment income, net	17	13	31	27
Other components of net periodic benefit cost	7	1	10	2
Other income	—	576	—	576
Earnings before income taxes	1,030	811	1,701	1,571

Provision for income taxes	153	250	299	412
Net earnings	877	561	1,402	1,159

Net earnings attributable to noncontrolling interests	(4)	(4)	(6)	(7)
Net earnings attributable to The Estée Lauder Companies Inc.	$873	$557	$1,396	$1,152

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$2.40	$1.55	$3.84	$3.19
Diluted	$2.37	$1.52	$3.79	$3.13

Weighted-average common shares outstanding
Basic	363.0	360.2	363.4	360.8
Diluted	368.0	366.7	368.5	367.7
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019

Net earnings	$877	$561	$1,402	$1,159

Other comprehensive income (loss):
Net cash flow hedge loss	(26)	(22)	(57)	(24)
Retirement plan and other retiree benefit adjustments	6	5	12	10
Translation adjustments	213	64	291	(6)
Benefit for deferred income taxes on components of other comprehensive income	20	10	38	13
Total other comprehensive income (loss), net of tax	213	57	284	(7)
Comprehensive income	1,090	618	1,686	1,152

Comprehensive income attributable to noncontrolling interests:
Net earnings	(4)	(4)	(6)	(7)
Translation adjustments	(2)	1	(2)	1
	(6)	(3)	(8)	(6)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$1,084	$615	$1,678	$1,146
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31 2020	June 30 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,545	$5,022
Accounts receivable, net	1,972	1,194
Inventory and promotional merchandise	2,116	2,062
Prepaid expenses and other current assets	658	614
Total current assets	10,291	8,892

Property, plant and equipment, net	2,142	2,055

Other assets
Operating lease right-of-use assets	2,325	2,282
Goodwill	1,401	1,401
Other intangible assets, net	2,424	2,338
Other assets	1,012	813
Total other assets	7,162	6,834
Total assets	$19,595	$17,781

LIABILITIES AND EQUITY
Current liabilities
Current debt	$470	$1,222
Accounts payable	1,299	1,177
Operating lease liabilities	387	375
Other accrued liabilities	3,264	2,405
Total current liabilities	5,420	5,179

Noncurrent liabilities
Long-term debt	4,913	4,914
Long-term operating lease liabilities	2,314	2,278
Other noncurrent liabilities	1,492	1,448
Total noncurrent liabilities	8,719	8,640

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2020 and June 30, 2020; shares issued: 456,618,145 at December 31, 2020 and 451,927,441 at June 30, 2020; Class B shares authorized: 304,000,000 at December 31, 2020 and June 30, 2020; shares issued and outstanding: 133,023,029 at December 31, 2020 and 135,235,429 at June 30, 2020	6	6
Paid-in capital	5,068	4,790
Retained earnings	11,159	10,134
Accumulated other comprehensive loss	(383)	(665)
	15,850	14,265
Less: Treasury stock, at cost; 227,008,228 Class A shares at December 31, 2020 and 226,637,238 Class A shares at June 30, 2020	(10,429)	(10,330)
Total stockholders’ equity – The Estée Lauder Companies Inc.	5,421	3,935
Noncontrolling interests	35	27
Total equity	5,456	3,962
Total liabilities and equity	$19,595	$17,781
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31
(In millions)	2020	2019

Cash flows from operating activities
Net earnings	$1,402	$1,159
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	316	287
Deferred income taxes	(49)	7
Non-cash stock-based compensation	169	139
Net loss on disposal of property, plant and equipment	13	5
Non-cash restructuring and other charges	1	—
Pension and post-retirement benefit expense	52	41
Pension and post-retirement benefit contributions	(25)	(33)
Goodwill and other intangible asset impairments	81	777
Changes in fair value of contingent consideration	(2)	(7)
Gain on previously held equity method investment	—	(553)
Other non-cash items	(23)	(10)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(720)	(347)
Decrease in inventory and promotional merchandise	67	31
Increase in other assets, net	(110)	(120)
Increase (decrease) in accounts payable	63	(375)
Increase in other accrued and noncurrent liabilities	750	252
Increase (decrease) in operating lease assets and liabilities, net	(7)	2
Net cash flows provided by operating activities	1,978	1,255

Cash flows from investing activities
Capital expenditures	(250)	(291)
Proceeds from purchase price refund	32	—
Payments for acquired businesses, net of cash acquired	(6)	(1,040)
Purchases of investments	(40)	(5)
Settlement of net investment hedges	(133)	(14)
Net cash flows used for investing activities	(397)	(1,350)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(747)	8
Proceeds from issuance of long-term debt, net	—	1,783
Debt issuance costs	—	(14)
Repayments and redemptions of long-term debt	(4)	(8)
Net proceeds from stock-based compensation transactions	104	71
Payments to acquire treasury stock	(102)	(813)
Payments of contingent consideration	—	(3)
Dividends paid to stockholders	(368)	(330)
Payments to noncontrolling interest holders for dividends	(2)	(7)
Net cash flows provided by (used for) financing activities	(1,119)	687

Effect of exchange rate changes on Cash and cash equivalents	61	17
Net increase in Cash and cash equivalents	523	609
Cash and cash equivalents at beginning of period	5,022	2,987
Cash and cash equivalents at end of period	$5,545	$3,596
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains, net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $227 million and $75 million, net of tax, during the three months ended December 31, 2020 and 2019, respectively, and $318 million and $3 million, net of tax, during the six months ended December 31, 2020 and 2019, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.
The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 5 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.
The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $27 million during the three months ended December 31, 2019, and $(2) million and $24 million during the six months ended December 31, 2020 and 2019, respectively. The net exchange loss on foreign currency transactions during the three months ended December 31, 2020 was not material.

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

The Company’s largest customer during the three and six months ended December 31, 2020 sells products primarily in China travel retail. This customer accounted for $654 million or 13%, and $296 million or 6% for the three months ended December 31, 2020 and 2019, respectively, and $1,208 million or 14% and $465 million or 5% for the six months ended December 31, 2020 and 2019, respectively, of the Company's consolidated net sales. This customer accounted for $404 million, or 20%, and $297 million, or 24%, of the Company's accounts receivable at December 31, 2020 and June 30, 2020, respectively.
Inventory and Promotional Merchandise
Inventory and promotional merchandise consists of the following:

(In millions)	December 31 2020	June 30 2020
Raw materials	$550	$542
Work in process	258	305
Finished goods	1,072	995
Promotional merchandise	236	220
	$2,116	$2,062

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	December 31 2020	June 30 2020
Assets (Useful Life)
Land	$57	$33
Buildings and improvements (10 to 40 years)	457	400
Machinery and equipment (3 to 10 years)	969	865
Computer hardware and software (4 to 10 years)	1,417	1,335
Furniture and fixtures (5 to 10 years)	126	120
Leasehold improvements	2,471	2,381
	5,497	5,134
Less accumulated depreciation and amortization	(3,355)	(3,079)
	$2,142	$2,055

The cost of assets related to projects in progress of $601 million and $501 million as of December 31, 2020 and June 30, 2020, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $126 million and $127 million during the three months ended December 31, 2020 and 2019, respectively, and $251 million and $252 million during the six months ended December 31, 2020 and 2019, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Effective rate for income taxes	14.9%	30.8%	17.6%	26.2%
Basis-point change from the prior-year period	(1,590)		(860)

For the three and six months ended December 31, 2020, the decrease in the effective tax rate was primarily attributable to a lower effective tax rate on the Company's foreign operations and the impact of nondeductible goodwill charges recognized in the second quarter of fiscal 2020.

The effective tax rate for the three and six months ended December 31, 2020 included the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, which includes the Company's 2019 and 2020 fiscal years. The Company has elected to apply the GILTI high-tax exception to fiscal 2021, 2020 and 2019. The election for fiscal 2021 resulted in reductions of 160 basis points and 150 basis points to the effective tax rates for the three and six months ended December 31, 2020, respectively. The impact of the elections with respect to fiscal 2020 and 2019 was recognized as a discrete item in the provision for income taxes in the second quarter of fiscal 2021 and resulted in reductions of 470 basis points and 280 basis points to the effective tax rates for the three and six months ended December 31, 2020, respectively.

As of December 31, 2020 and June 30, 2020, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $70 million. The total amount of unrecognized tax benefits at December 31, 2020 that, if recognized, would affect the effective tax rate was $55 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2020 in the accompanying consolidated statements of earnings were not material. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2020 and June 30, 2020, was $14 million and $13 million, respectively. On the basis of the information available as of December 31, 2020, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.
Other Accrued Liabilities
Other accrued liabilities consist of the following:

(In millions)	December 31 2020	June 30 2020
Advertising, merchandising and sampling	$353	$256
Employee compensation	494	424
Deferred revenue	365	222
Payroll and other taxes	392	250
Accrued income taxes	319	208
Sales return accrual	285	212
Accrued general and administrative expenses	295	233
Other	761	600
	$3,264	$2,405

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Effective for the Company – Fiscal 2021 first quarter.

Impact on consolidated financial statements – On July 1, 2020, the Company adopted ASC 326. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. See Note 7 – Revenue Recognition for further discussion.
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

Recently Issued Accounting Standards

Reference Rate Reform (ASC Topic 848)
In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”), which is expected to be phased out at the end of calendar 2021, and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848.

Effective for the Company – This guidance can be applied for a limited time through December 31, 2022. The guidance will no longer be available to apply after December 31, 2022.

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
NOTE 2 – ACQUISITION OF BUSINESS

On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, the Company estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in the first quarter of fiscal 2021. The Company originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment of $553 million is included in Other income in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. The accounting for the Have & Be business combination was finalized as of June 30, 2020.

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

Further information is included in the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2020
Goodwill	$519	$1,210	$254	$389	$2,372
Accumulated impairments	(95)	(817)	(26)	(33)	(971)
	424	393	228	356	1,401

Goodwill acquired during the period	—	6	—	4	10
Impairment charges	(54)	—	—	—	(54)
Translation adjustments, goodwill	36	—	9	3	48
Translation adjustments, accumulated impairments	(2)	—	—	(2)	(4)
	(20)	6	9	5	—

Balance as of December 31, 2020
Goodwill	555	1,216	263	396	2,430
Accumulated impairments	(151)	(817)	(26)	(35)	(1,029)
	$404	$399	$237	$361	$1,401

Other intangible assets consist of the following:

	December 31, 2020			June 30, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,684	$537	$1,147	$1,590	$475	$1,115
License agreements	43	43	—	43	43	—
	$1,727	$580	1,147	$1,633	$518	1,115
Non-amortizable intangible assets:
Trademarks and other			1,277			1,223
Total intangible assets			$2,424			$2,338

The aggregate amortization expense related to amortizable intangible assets was $27 million and $11 million for the three months ended December 31, 2020 and 2019, respectively, and $52 million and $22 million for the six months ended December 31, 2020 and 2019, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2021	2022	2023	2024	2025
Estimated aggregate amortization expense	$52	$105	$104	$104	$104

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing During the Six Months Ended December 31, 2020

During November 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the Company and lower than expected results from geographic expansion, the Company made further revisions to the internal forecasts relating to its GLAMGLOW reporting unit. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its trademark and goodwill. These changes in circumstances were also an indicator that the carrying amounts of GLAMGLOW's long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed an interim impairment test for the trademark and a recoverability test for the long-lived assets as of November 30, 2020. The Company concluded that the carrying value of the trademark for GLAMGLOW exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $21 million. In addition, the Company concluded that the carrying value of the GLAMGLOW customer lists intangible asset was fully impaired and recorded an impairment charge of $6 million. The fair value of all other long-lived assets of GLAMGLOW exceeded their carrying values and were not impaired as of November 30, 2020. After adjusting the carrying values of the trademark and customer lists intangible assets, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge of $54 million, reducing the carrying value of goodwill for the GLAMGLOW reporting unit to zero. The fair value of the GLAMGLOW reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The impairment charges for the three and six months ended December 31, 2020 were reflected in the skin care product category and in the Americas region. As of December 31, 2020, the remaining carrying value of the trademark related to the GLAMGLOW reporting unit was $36 million.

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

The impairment charges were recorded in the makeup product category and in the Americas region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with restructuring activities for the three months ended December 31, 2020 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Leading Beauty Forward Program	$—	$2	$(2)	$3	$3
Post-COVID Business Acceleration Program	—	—	34	—	34
Total	$—	$2	$32	$3	$37

Charges associated with restructuring activities for the six months ended December 31, 2020 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Leading Beauty Forward Program	$—	$5	$(10)	$5	$—
Post-COVID Business Acceleration Program	—	—	46	—	46
Total	$—	$5	$36	$5	$46

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

LBF Program Approvals

The LBF Program approved restructuring and other charges expected to be incurred were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative through June 30, 2020	$13	$85	$511	$358	$967
Six months ended December 31, 2020	1	—	(7)	6	—
Cumulative through December 31, 2020	$14	$85	$504	$364	$967

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the above table, cumulative LBF Program restructuring initiatives approved by the Company by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative through June 30, 2020	$460	$28	$7	$16	$511
Six months ended December 31, 2020	(8)	—	1	—	(7)
Cumulative through December 31, 2020	$452	$28	$8	$16	$504

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

LBF Program Restructuring and Other Charges

Total cumulative charges recorded associated with restructuring and other activities for the LBF Program were:

(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2020	$14	$65	$491	$304	$874
Six months ended December 31, 2020	—	5	(10)	5	—
Cumulative through December 31, 2020	$14	$70	$481	$309	$874

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2020	$451	$27	$6	$7	$491
Six months ended December 31, 2020	(12)	1	1	—	(10)
Cumulative through December 31, 2020	$439	$28	$7	$7	$481

Employee-related costs reflect adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.

Changes in accrued restructuring charges for the six months ended December 31, 2020 relating to the LBF Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2020	$112	$—	$—	$—	$112
Charges (adjustments)	(12)	1	1	—	(10)
Cash payments	(36)	—	—	—	(36)
Translation adjustments	2	—	—	—	2
Balance at December 31, 2020	$66	$1	$1	$—	$68

Accrued restructuring charges at December 31, 2020 relating to the LBF Program are expected to result in cash expenditures funded from cash provided by operations of approximately $46 million, $17 million and $5 million for the remainder of fiscal 2021 and for fiscal 2022 and 2023, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In connection with the PCBA Program, at this time the Company estimates a net reduction in the range of approximately 1,500 to 2,000 positions globally, which is approximately 3% of its current workforce including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.

PCBA Program Approvals

The PCBA Program cumulative charges approved by the Company through December 31, 2020 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Six months ended December 31, 2020	$5	$(1)	$46	$16	$66

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through December 31, 2020 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Six months ended December 31, 2020	$46	$4	$(7)	$3	$46

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

•Optimize Select Global Functions – The Company has started to reduce its corporate office footprint and is moving toward the future of work in a post-COVID environment, by restructuring where and how its employees work and collaborate. These actions will result primarily in lease termination fees.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Six months ended December 31, 2020	$—	$—	$46	$—	$46

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Six months ended December 31, 2020	$45	$—	$1	$—	$46

Changes in accrued restructuring charges for the six months ended December 31, 2020 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$45	$—	$1	$—	$46
Cash payments	(4)	—	(1)	—	(5)
Balance at December 31, 2020	$41	$—	$—	$—	$41

Accrued restructuring charges at December 31, 2020 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $35 million, $5 million, and $1 million for the remainder of fiscal 2021 and for fiscal 2022 and 2023, respectively.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At December 31, 2020, the notional amount of derivatives not designated as hedging instruments was $4,118 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2020	June 30 2020	Balance Sheet Location	December 31 2020	June 30 2020
Derivatives Designated as Hedging Instruments
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$—	$26	Other accrued liabilities	$37	$3
Net investment hedges	Prepaid expenses and other current assets	21	21	Other accrued liabilities	71	62
Interest rate-related derivatives	Prepaid expenses and other current assets	11	15	Other accrued liabilities	—	3

Total Derivatives Designated as Hedging Instruments		32	62		108	68

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	52	40	Other accrued liabilities	29	15

Total derivatives		$84	$102		$137	$83

(1)See Note 6 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended December 31			Three Months Ended December 31
(In millions)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(34)	$(21)	Net sales	$(5)	$6
Interest rate-related derivatives	3	5	Interest expense	—	—
	(31)	(16)		(5)	6
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(79)	(37)		—	—
Total derivatives	$(110)	$(53)		$(5)	$6

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended December 31, 2020 and December 31, 2019, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $5 million and $13 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings(1)
	Six Months Ended December 31			Six Months Ended December 31
(In millions)	2020	2019		2020	2019
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(65)	$4	Net sales	$(4)	$19
Interest rate-related derivatives	3	(9)	Interest expense	(1)	—
	(62)	(5)		(5)	19
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(142)	(34)		—	—
Total derivatives	$(204)	$(39)		$(5)	$19

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the six months ended December 31, 2020 and December 31, 2019, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $10 million and $25 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended December 31		Six Months Ended December 31
(In millions)		2020	2019	2020	2019
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(3)	$(1)	$(5)	$1

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain/(Loss) Included in the Carrying Amount of the Hedged Liability
	December 31, 2020	December 31, 2020
Current debt	$452	$2
Long-term debt	258	8
Total debt	$710	$10

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31
	2020		2019
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,853	$43	$4,624	$38

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	3	Not applicable	1
Derivatives designated as hedging instruments	Not applicable	(3)	Not applicable	(1)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	—	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(5)	Not applicable	6	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31
	2020		2019
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$8,415	$88	$8,519	$70

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	5	Not applicable	(1)
Derivatives designated as hedging instruments	Not applicable	(5)	Not applicable	1

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(1)	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(4)	Not applicable	19	Not applicable

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31		Six Months Ended December 31
(In millions)		2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$42	$30	$63	$3

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of September 2022. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At December 31, 2020, the Company had cash flow hedges outstanding with a notional amount totaling $1,195 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of December 31, 2020, the Company’s foreign currency cash flow hedges were highly effective.
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2020 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $25 million. The accumulated net gain (loss) on derivative instruments in AOCI was $(37) million and $20 million as of December 31, 2020 and June 30, 2020, respectively.
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
Net Investment Hedges
The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of January 2021. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2020, the Company had net investment hedges outstanding with a notional amount totaling $1,879 million.
Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $84 million at December 31, 2020. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,549	$—	$—	$2,549
Foreign currency forward contracts	—	73	—	73
Interest rate-related derivatives	—	11	—	11
Total	$2,549	$84	$—	$2,633

Liabilities:
Foreign currency forward contracts	$—	$137	$—	$137
Contingent consideration	—	—	2	2
Total	$—	$137	$2	$139

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,810	$—	$—	$2,810
Foreign currency forward contracts	—	87	—	87
Interest rate-related derivatives	—	15	—	15
Total	$2,810	$102	$—	$2,912

Liabilities:
Foreign currency forward contracts	$—	$80	$—	$80
Interest rate-related derivatives	—	3	—	3
Contingent consideration	—	—	4	4
Total	$—	$83	$4	$87

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments are as follows:

	December 31 2020		June 30 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$5,545	$5,545	$5,022	$5,022
Current and long-term debt	5,383	6,315	6,136	6,902
Contingent consideration	2	2	4	4

Derivatives
Foreign currency forward contracts – asset (liability), net	(64)	(64)	7	7
Interest rate-related derivatives – asset (liability), net	11	11	12	12

The following table presents the Company’s impairment charges for the three and six months ended December 31, 2020 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value

Goodwill	$54	November 30, 2020	$—
Other intangible assets, net (trademark and customer lists)	27	November 30, 2020	36
Total	$81		$36

(1)See Note 3 - Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

The following table presents the Company’s impairment charges for the three and six months ended December 31, 2019 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value

Goodwill	$511	December 31, 2019	$264
Other intangible assets, net (trademark)	266	December 31, 2019	412
Total	$777		$676

(1)See Note 3 - Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At December 31, 2020, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for six months ended December 31, 2020 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2020	$4
Changes in fair value	(2)
Contingent consideration at December 31, 2020	$2

NOTE 7 – REVENUE RECOGNITION
The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $66 million and $63 million as of December 31, 2020 and June 30, 2020, respectively. During the first quarter of fiscal 2021, the Company adopted ASC 326 using the modified retrospective transition approach and, accordingly, the prior comparative period was not restated. Under this new standard, the Company is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. In accordance with ASC 326, the Company evaluated certain criteria, including aging and historical write-offs, current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. Payment terms are short-term in nature and are generally less than one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows:

(In millions)	December 31 2020
Balance at June 30, 2020	$36
ASC 326 cumulative effect adjustment (pre-tax)	4
Provision for expected credit losses	7
Write-offs, net & other	(8)
Balance at December 31, 2020	$39

As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables.

The remaining balance of the allowance for doubtful accounts of $27 million, as of December 31, 2020, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue
Changes in deferred revenue during the period are as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019
Deferred revenue, beginning of period	$409	$392	$279	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(83)	(83)	(173)	(243)
Revenue deferred during the period	92	112	308	307
Other	2	4	6	—
Deferred revenue, end of period	$420	$425	$420	$425

Transaction Price Allocated to the Remaining Performance Obligations
At December 31, 2020, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $365 million, and the remaining balance will be recognized beyond the next twelve months.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the three months ended December 31, 2020 and 2019 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$11	$10	$9	$9	$—	$1
Interest cost	7	9	3	2	2	1
Expected return on plan assets	(13)	(13)	(3)	(4)	—	—
Amortization of:
Actuarial loss	5	3	1	2	—	—
Special termination benefits	—	—	7	—	—	—
Net periodic benefit cost	$10	$9	$17	$9	$2	$2

The components of net periodic benefit cost for the six months ended December 31, 2020 and 2019 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Service cost	$22	$20	$18	$18	$—	$2
Interest cost	15	17	5	5	3	3
Expected return on plan assets	(26)	(26)	(6)	(7)	—	(1)
Amortization of:
Actuarial loss	10	7	2	3	—	—
Special termination benefits	—	—	9	—	—	—
Net periodic benefit cost	$21	$18	$28	$19	$3	$4

During the six months ended December 31, 2020, the Company made contributions to its international pension plans totaling $18 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	December 31 2020	June 30 2020
Other assets	$138	$127
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(472)	(440)
Funded status	(361)	(340)
Accumulated other comprehensive loss	314	324
Net amount recognized	$(47)	$(16)

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

NOTE 10 – STOCK PROGRAMS
Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, and share units. Compensation expense attributable to net stock-based compensation was $105 million and $83 million for the three months ended December 31, 2020 and 2019, respectively, and was $169 million and $139 million for the six months ended December 31, 2020 and 2019, respectively.
Stock Options
During the six months ended December 31, 2020, the Company granted stock options in respect of approximately 1.5 million shares of Class A Common Stock with an exercise price per share of $218.40 and a weighted-average grant date fair value per share of $54.61. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2020 was $209 million.
Restricted Stock Units
The Company granted RSUs in respect of approximately 0.9 million shares of Class A Common Stock during the six months ended December 31, 2020 with a weighted-average grant date fair value per share of $218.10 that, at the time of grant, are scheduled to vest at 0.3 million shares per year, in fiscal 2022, 2023 and 2024. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
Performance Share Units
During the six months ended December 31, 2020, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $218.11, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2023, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2020	2019	2020	2019
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$873	$557	$1,396	$1,152

Denominator:
Weighted-average common shares outstanding – Basic	363.0	360.2	363.4	360.8
Effect of dilutive stock options	3.8	4.7	3.8	4.8
Effect of PSUs	0.2	0.3	0.2	0.2
Effect of RSUs	1.0	1.5	1.1	1.9
Weighted-average common shares outstanding – Diluted	368.0	366.7	368.5	367.7

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.40	$1.55	$3.84	$3.19
Diluted	$2.37	$1.52	$3.79	$3.13

As of December 31, 2020 and 2019, the number of shares of Class A Common Stock underlying options that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive was 1.5 million and 1.3 million shares, respectively. As of December 31, 2020 and 2019, 0.8 million and 1.1 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – EQUITY
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	4,913	4,514	4,790	4,403
Common stock dividends	—	1	1	2
Stock-based compensation	155	100	277	210
Paid-in capital, end of the period	5,068	4,615	5,068	4,615

Retained earnings, beginning of the period	10,480	10,393	10,134	9,984
Common stock dividends	(194)	(175)	(368)	(332)
Net earnings attributable to The Estée Lauder Companies Inc.	873	557	1,396	1,152
Cumulative effect of adoption of new accounting standards	—	—	(3)	(29)
Retained earnings, end of the period	11,159	10,775	11,159	10,775

Accumulated other comprehensive loss, beginning of the period	(594)	(627)	(665)	(563)
Other comprehensive income (loss)	211	58	282	(6)
Accumulated other comprehensive loss, end of the period	(383)	(569)	(383)	(569)

Treasury stock, beginning of the period	(10,353)	(9,756)	(10,330)	(9,444)
Acquisition of treasury stock	—	(426)	—	(703)
Stock-based compensation	(76)	(71)	(99)	(106)
Treasury stock, end of the period	(10,429)	(10,253)	(10,429)	(10,253)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,421	4,574	5,421	4,574

Noncontrolling interests, beginning of the period	29	28	27	25
Net earnings attributable to noncontrolling interests	4	4	6	7
Distribution to noncontrolling interest holders	—	(4)	—	(4)
Other comprehensive (income) loss	2	(1)	2	(1)
Noncontrolling interests, end of the period	35	27	35	27

Total equity	$5,456	$4,601	$5,456	$4,601

Cash dividends declared per common share	$.53	$.48	$1.01	$.91

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2020:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2020	August 31, 2020	September 15, 2020	$.48
October 30, 2020	November 30, 2020	December 15, 2020	$.53

On February 4, 2021, a dividend was declared in the amount of $.53 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 15, 2021 to stockholders of record at the close of business on February 26, 2021.

Common Stock
Beginning in early February 2020, the Company temporarily suspended its repurchase of shares of the Company's Class A Common Stock. The Company may resume repurchases in the future.
During the six months ended December 31, 2020, approximately 2.2 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2020:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Retirement Plan and Other Retiree Benefit Adjustments		Translation Adjustments		Total
Balance at June 30, 2020	$14	$(244)		$(435)		$(665)
OCI before reclassifications	(48)	(2)	(1)	318	(2)	268
Amounts reclassified to Net earnings	4	10		—		14
Net current-period OCI	(44)	8		318		282
Balance at December 31, 2020	$(30)	$(236)		$(117)		$(383)

(1)Consists of foreign currency translation losses.
(2)See Note 5 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2020 and 2019:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$(5)	$6	$(4)	$19	Net sales
Interest rate-related derivatives	—	—	(1)	—	Interest expense
	(5)	6	(5)	19
Benefit (provision) for deferred taxes	1	(2)	1	(5)	Provision for income taxes
	$(4)	$4	(4)	$14	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of actuarial loss	$(6)	$(5)	$(12)	$(10)	Earnings before income taxes (1)
Benefit for deferred taxes	1	1	2	2	Provision for income taxes
	$(5)	$(4)	$(10)	$(8)	Net earnings

Cumulative Translation Adjustments
Gain on previously held equity method investment	$—	$4	$—	$4	Other income
Loss on liquidation of an investment in a foreign subsidiary	—	—	—	(6)	Restructuring and other charges
	$—	$4	—	$(2)	Net earnings
Total reclassification adjustments, net	$(9)	$4	$(14)	$4	Net earnings

(1)See Note 8 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the six months ended December 31, 2020 and 2019 is as follows:

(In millions)	2020	2019
Cash:
Cash paid during the period for interest	$84	$63
Cash paid during the period for income taxes	$320	$314

Non-cash investing and financing activities:
Capitalized interest and asset retirement obligations incurred	$1	$—
Property, plant and equipment accrued but unpaid	$63	$53
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$148	$110

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,819	$2,205	$4,854	$4,047
Makeup	1,247	1,660	2,225	3,103
Fragrance	618	581	1,024	1,043
Hair Care	154	162	290	298
Other	15	16	22	28
Net sales	$4,853	$4,624	$8,415	$8,519

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$928	$772	$1,649	$1,404
Makeup	28	(611)	(43)	(507)
Fragrance	141	97	201	163
Hair Care	4	12	7	12
Other	(1)	4	—	6
	1,100	274	1,814	1,078
Reconciliation:
Charges associated with restructuring and other activities	(37)	(13)	(46)	(38)
Interest expense	(43)	(38)	(88)	(70)
Interest income and investment income, net	17	13	31	27
Other components of net periodic benefit cost	(7)	(1)	(10)	(2)
Other income	—	576	—	576
Earnings before income taxes	$1,030	$811	$1,701	$1,571

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,048	$1,226	$1,921	$2,386
Europe, the Middle East & Africa	2,030	2,079	3,570	3,756
Asia/Pacific	1,775	1,319	2,924	2,377
Net sales	$4,853	$4,624	$8,415	$8,519

Operating income (loss):
The Americas	$36	$(529)	$101	$(354)
Europe, the Middle East & Africa	657	505	1,068	882
Asia/Pacific	407	298	645	550
	1,100	274	1,814	1,078
Charges associated with restructuring and other activities	(37)	(13)	(46)	(38)
Operating income	$1,063	$261	$1,768	$1,040

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and six months ended December 31, 2020 and 2019, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019
NET SALES
By Product Category:
Skin Care	$2,819	$2,205	$4,854	$4,047
Makeup	1,247	1,660	2,225	3,103
Fragrance	618	581	1,024	1,043
Hair Care	154	162	290	298
Other	15	16	22	28
Net sales	$4,853	$4,624	$8,415	$8,519

By Region(1):
The Americas	$1,048	$1,226	$1,921	$2,386
Europe, the Middle East & Africa	2,030	2,079	3,570	3,756
Asia/Pacific	1,775	1,319	2,924	2,377
Net sales	$4,853	$4,624	$8,415	$8,519

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$928	$772	$1,649	$1,404
Makeup	28	(611)	(43)	(507)
Fragrance	141	97	201	163
Hair Care	4	12	7	12
Other	(1)	4	—	6
	1,100	274	1,814	1,078
Charges associated with restructuring and other activities	(37)	(13)	(46)	(38)
Operating income	$1,063	$261	$1,768	$1,040

By Region(1):
The Americas	$36	$(529)	$101	$(354)
Europe, the Middle East & Africa	657	505	1,068	882
Asia/Pacific	407	298	645	550
	1,100	274	1,814	1,078
Charges associated with restructuring and other activities	(37)	(13)	(46)	(38)
Operating income	$1,063	$261	$1,768	$1,040

(1) The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.3	22.5	22.7	22.9
Gross profit	77.7	77.5	77.3	77.1

Operating expenses:
Selling, general and administrative	53.4	54.9	54.9	55.4
Restructuring and other charges	0.7	0.1	0.5	0.4
Goodwill impairment	1.1	11.0	0.6	6.0
Impairment of other intangible assets	0.6	5.8	0.3	3.1
Total operating expenses	55.8	71.8	56.3	64.9

Operating income	21.9	5.6	21.0	12.2
Interest expense	0.9	0.8	1.0	0.8
Interest income and investment income, net	0.4	0.3	0.4	0.3
Other components of net periodic benefit cost	0.1	—	0.1	—
Other income	—	12.5	—	6.8

Earnings before income taxes	21.2	17.5	20.2	18.4
Provision for income taxes	(3.2)	(5.4)	(3.6)	(4.8)

Net earnings	18.1	12.1	16.7	13.6
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	18.0%	12.0%	16.6%	13.5%

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
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

COVID-19 Business Update

The COVID-19 pandemic continues to cause significant disruption to our operating environment, temporarily impacting retail traffic and certain consumer preferences. During the three months ended December 31, 2020, countries around the world continued to be challenged by the pandemic with different levels of recovery from temporary business closures and other restrictions.

Retail impact

Most brick-and-mortar retail stores globally that sell our products, whether operated by us or our customers, were open during the second quarter of fiscal 2021, although consumer traffic was significantly reduced as compared to the prior-year period and some retail stores were temporarily closed due to the resurgence of COVID-19 cases. In addition, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations.

Somewhat offsetting the significant declines in brick-and-mortar channels, net sales growth of our products online (through our own websites, third-party platforms and websites of our retailers) has remained strong in every region during the second quarter of fiscal 2021.

The resurgence of COVID-19 cases in various parts of the world, including the United States, the United Kingdom and other countries in Europe, and Japan, has caused the reimplementation of government restrictions to prevent further spread of the virus. These restrictions included the temporary closure of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines. We will continue to monitor the impacts of the COVID-19 pandemic and adjust our action plans accordingly as the situation progresses.

Consumer Preferences

The COVID-19 pandemic related closures of offices, retail stores and other businesses and the significant decline in social gatherings have also influenced consumer preferences and practices. Demand for skin care, fragrance and hair care products has generally been more resilient than the demand for makeup.

Manufacturing and Distribution

By the end of the first quarter of fiscal 2021, and throughout the second quarter of fiscal 2021, all of our manufacturing and distribution facilities were operating at sufficient levels.

Cost Controls

In response to the ongoing impacts from the COVID-19 pandemic, we continued to implement cost control actions to effectively manage the changing business environment. Areas where we took actions included advertising and promotion activities, travel, meetings, consulting, and certain employee costs, including implementing furloughs and similar unpaid temporary leaves of absence for many point of sale employees, temporary salary reductions for senior executives and other management employees, and a temporary elimination of cash retainers for the Board of Directors. Some of these cost control actions were lifted during the second quarter of fiscal 2021.

THE ESTÉE LAUDER COMPANIES INC.
Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with the high quality products and services of luxury goods. Within prestige beauty, we are well diversified by brand, product category, product sub-category, geography, channel, consumer segment and price point. This diversity allows us to leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 28-31 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as well as below.

During the second quarter of fiscal 2021, net sales increased 5% from the prior-year period, reflecting growth in our skin care product category and in our Asia/Pacific region, as well as strong growth online and the incremental net sales from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter.

•Our skin care net sales benefited from the launch of the new Estée Lauder Advanced Night Repair Synchronized Multi-Recovery Complex, the launch of the new The Concentrate from La Mer and strength in basic skin care from Clinique. The new products support high-loyalty hero franchises. Skin care net sales grew internationally, reflecting the renewed consumer focus on self-care during the COVID-19 pandemic.
•The COVID-19 pandemic limited social and business activities and consumers wore less makeup. Demand for lipstick and foundation were most acutely impacted, contributing to lower makeup net sales across the portfolio. Our brands continued to generate interest in makeup through virtual marketing efforts such as classes, virtual try on technology and greater emphasis on social media platforms, as well as a focus on subcategories that continue to resonate with consumers.
•Our fragrance net sales increased in the second quarter of fiscal 2021, reflecting holiday gifting and continued strength in bath, body and home fragrances. Fragrance net sales growth was led by Tom Ford Beauty, Jo Malone London and Le Labo.
•Our hair care net sales declined, reflecting pandemic related salon closures and limited capacity re-openings, partially offset by strong double-digit online growth and Aveda's launch of Botanical Repair in August 2020.

Our net sales growth by geographic region in the second quarter of fiscal 2021 reflects, in part, the cadence of COVID-19 recovery and resurgence around the world.

•Net sales declined in The Americas, where COVID-19 cases continue to rise across much of the region and strong online net sales were not enough to offset the decline of brick-and-mortar distribution.
•The Europe, the Middle East & Africa region net sales declined overall, as the resurgence of COVID-19 cases led to the reimplementation of government restrictions and temporary store closures, while robust online net sales growth continued.
•The Asia/Pacific region grew, reflecting good momentum in mainland China, Korea, and several smaller markets.

Outlook

While we continue to face strong competition and economic challenges globally, the COVID-19 pandemic has caused a more significant disruption to our business and the retail industry generally. There have been restructurings and bankruptcies in the retail industry, including among our customers; destocking and tighter working capital management by retailers; challenges for suppliers; and an acceleration in the shifts in consumer preferences as to where and how they shop, as well as changes in their preferences for certain products. We are mindful that these trends may continue to impact the pace of recovery. The severe decline in international travel is also affecting our travel retail business in most of the world, which had been historically one of our most profitable channels. In addition to impacting net sales and profitability, these and other challenges may impact our ability to collect receivables and our operating cash flows generally and may adversely impact the goodwill, other intangibles and long-lived assets associated with our acquired brands.

THE ESTÉE LAUDER COMPANIES INC.
We continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. The United Kingdom reached a trade agreement and completed its transition out of the European Union (“EU”) in December 2020 (i.e. “Brexit”). The trade agreement is being provisionally applied from January 1, 2021 until ratification by the EU, which is expected later in 2021. To date, there has been minimal interruption to our business relating to the end of the Brexit transition period. We will continue to monitor the potential political and economic uncertainties from Brexit for which we have developed risk mitigation strategies. These strategies include changes related to regulatory and legislative compliance, assessing alternatives to supply chain routing, revising customer arrangements and analyzing inventory levels. Additionally, we continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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

Leading Beauty Forward Program and Post-COVID Business Acceleration Program

Information about our restructuring initiatives, the Leading Beauty Forward Program and the Post-COVID Business Acceleration Program, are described in Notes to Consolidated Financial Statements, Note 4 – Charges Associated with Restructuring and Other Activities herein, as well as, in Notes to Consolidated Financial Statements, Note 9 – Charges Associated with Restructuring and Other Activities and in the Overview on page 30 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Goodwill and Other Intangible Asset Impairments

During November 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting us and lower than expected results from geographic expansion, we made further revisions to the internal forecasts relating to our GLAMGLOW reporting unit. We concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its trademark and goodwill. These changes in circumstances were also an indicator that the carrying amounts of GLAMGLOW's long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed an interim impairment test for the trademark and a recoverability test for the long-lived assets as of November 30, 2020. We concluded that the carrying value of the trademark for GLAMGLOW exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $21 million. In addition, we concluded that the carrying value of the GLAMGLOW customer lists intangible asset was fully impaired and recorded an impairment charge of $6 million. The fair value of all other long-lived assets of GLAMGLOW exceeded their carrying values and were not impaired as of November 30, 2020. After adjusting the carrying values of the trademark and customer lists intangible assets, we completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge of $54 million, reducing the carrying value of goodwill for the GLAMGLOW reporting unit to zero. The fair value of the GLAMGLOW reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The impairment charges for the three and six months ended December 31, 2020 were reflected in the skin care product category and in the Americas region. As of December 31, 2020, the remaining carrying value of the trademark related to the GLAMGLOW reporting unit were $36 million.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$4,853	$4,624	$8,415	$8,519
$ Change from prior-year period	229		(104)
% Change from prior-year period	5%		(1)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	3%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased for the three months ended December 31, 2020, primarily reflecting higher net sales in our skin care and fragrance product categories and in our Asia/Pacific region. The net sales increase in our skin care product category was primarily driven by Estée Lauder and La Mer, reflecting the success of hero product franchises, new product launches and successful holiday and promotional events. Fragrance net sales increased, benefiting from higher net sales from Tom Ford Beauty and Jo Malone London. Net sales in Asia/Pacific increased, primarily due to higher net sales in mainland China and Korea. The incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter benefited our skin care category and Asia/Pacific. Direct-to-consumer online net sales continued to have strong growth, representing approximately 23% of fiscal 2021 second quarter net sales compared to approximately 15% in the prior-year period and benefiting from successful holiday and promotional events.

Reported net sales decreased for the six months ended December 31, 2020, primarily reflecting lower net sales in all product categories, except skin care, and all geographic regions, except for Asia/Pacific, due to the continued challenges of the COVID-19 pandemic, including temporary retail store closures and reduced consumer foot traffic in brick-and-mortar retail locations, the continued curtailment of international travel, and continued social distancing and quarantines. Despite the overall decrease, net sales continued to grow in our skin care category and in our Asia/Pacific region, both reflecting double-digit growth and the incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter. Direct-to-consumer online net sales continued to have strong growth, representing approximately 19% of net sales for the six months ended December 31, 2020 compared to approximately 12% in the prior-year period.

The total net sales changes were impacted by approximately $102 million and $117 million of favorable foreign currency translation for the three and six months ended December 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$2,819	$2,205	$4,854	$4,047
$ Change from prior-year period	614		807
% Change from prior-year period	28%		20%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	25%		18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales increased for the three and six months ended December 31, 2020, reflecting higher net sales from Estée Lauder and La Mer, as well as incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter, combined, of approximately $609 million and $944 million, respectively. For the three and six months ended December 31, 2020, net sales increased from Estée Lauder and La Mer, led by mainland China and our travel retail business (primarily in Hainan), reflecting high double-digit growth from direct-to-consumer online net sales of products from these brands primarily due to the successful holiday and promotional events. The continued success of existing product franchises, such as Advanced Night Repair, Nutritious, Micro Essence and Perfectionist, and new product launches, such as the new Advanced Night Repair Synchronized Multi-Recovery Complex, contributed to the increase in net sales from Estée Lauder in both periods. Net sales from La Mer increased for the three and six months ended December 31, 2020, benefiting from the continued success of existing product franchises, such as Créme de la Mer and Treatment Lotion, new product launches, such as the Genaissance de la Mer The Concentrated Night Balm and the fiscal 2021 first quarter launch of the new The Concentrate, and targeted expanded consumer reach.
The skin care net sales increases were impacted by approximately $70 million and $81 million of favorable foreign currency translation for the three and six months ended December 31, 2020, respectively.
Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$1,247	$1,660	$2,225	$3,103
$ Change from prior-year period	(413)		(878)
% Change from prior-year period	(25)%		(28)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(26)%		(29)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported makeup net sales decreased for the three and six months ended December 31, 2020, primarily driven by lower net sales from M·A·C, Estée Lauder, Bobbi Brown and Clinique, combined, of approximately $342 million and $706 million, respectively. For the three and six months ended December 31, 2020, net sales decreased from these brands, reflecting the challenging environment, especially in brick-and-mortar retail locations, and the continued consumer preference for skin care products due to the COVID-19 pandemic. The continued decline in prestige makeup and ongoing competitive activity in North America also contributed to the decline in net sales from these brands in both periods.

For the three and six months ended December 31, 2020, our direct-to-consumer online net sales of products from these brands grew double digits.

The makeup net sales decreases were impacted by approximately $20 million and $22 million of favorable foreign currency translation for the three and six months ended December 31, 2020, respectively.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$618	$581	$1,024	$1,043
$ Change from prior-year period	37		(19)
% Change from prior-year period	6%		(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	5%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three months ended December 31, 2020, reflecting higher net sales primarily from Tom Ford Beauty and Jo Malone London, of approximately $38 million, combined. Net sales from Tom Ford Beauty increased, primarily due to the success of hero product franchises, such as Oud Wood and Ombre Leather, and new product launches, such as Bitter Peach. The increase in net sales from Jo Malone London, led by mainland China, benefited from successful holiday and promotional events, the success of certain hero product franchises, and new product launches, such as Scents for the Season.

Partially offsetting these increases for the three months ended December 31, 2020, were lower net sales from certain of our designer fragrances, led by our travel retail business and the United Kingdom, primarily due to the continued challenging environment as a result of the COVID-19 pandemic, including the continued curtailment of international travel and the resurgence of COVID-19 cases that caused the reimplementation of government restrictions.

Reported fragrance net sales decreased for the six months ended December 31, 2020, reflecting lower net sales primarily from certain of our designer fragrances and Estée Lauder of approximately $41 million, combined. Net sales declined from these brands, led by our travel retail business and the United Kingdom, primarily due to the continued challenging environment as a result of the COVID-19 pandemic, including the continued curtailment of international travel and the resurgence of COVID-19 cases that caused the reimplementation of government restrictions.

Partially offsetting these decreases for the six months ended December 31, 2020, were higher net sales from Tom Ford Beauty, primarily due to the success of hero product franchises and new product launches.

The changes in fragrance net sales were impacted by approximately $9 million and $11 million of favorable foreign currency translation for the three and six months ended December 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$154	$162	$290	$298
$ Change from prior-year period	(8)		(8)
% Change from prior-year period	(5)%		(3)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three and six months ended December 31, 2020, reflecting lower net sales primarily from Bumble and bumble driven by the net sales decline in North America primarily due to temporary salon and freestanding store closures as a result of the COVID-19 pandemic and the shift in consumer preferences.

Partially offsetting the decreases in reported hair care net sales for the six months ended December 31, 2020, were higher net sales from Aveda. The increase in net sales from Aveda was driven by the success of existing product franchises, such as Nutriplenish, the launch of Botanical Repair, and successful holiday events, which led to growth in all geographic regions.

Geographic Regions
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$1,048	$1,226	$1,921	$2,386
$ Change from prior-year period	(178)		(465)
% Change from prior-year period	(15)%		(19)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(13)%		(18)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased in virtually all countries for the three and six months ended December 31, 2020, led by the United States of approximately $157 million and $415 million, respectively. Net sales decreased in the United States for the three and six months ended December 31, 2020, reflecting lower net sales from M·A·C and Estée Lauder (primarily due to the declines in the makeup category) as a result of the continued challenging environment caused by the COVID-19 pandemic, including the resurgence of COVID-19 cases, reduced consumer traffic in brick-and-mortar retail locations, the continued consumer preference for skin care products, and continued social distancing. The decline in North America prestige beauty, primarily makeup, and the ongoing competitive activity also contributed to the decline in net sales. Despite the overall decrease in net sales, direct-to-consumer online net sales in The Americas grew double digits for the three and six months ended December 31, 2020, with growth from virtually all brands, and represented approximately 27% and 23% of total net sales in the region compared to approximately 18% and 14% in the prior-year periods, respectively.

Net sales in The Americas were impacted by approximately $15 million and $29 million of unfavorable foreign currency translation for the three and six months ended December 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$2,030	$2,079	$3,570	$3,756
$ Change from prior-year period	(49)		(186)
% Change from prior-year period	(2)%		(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(3)%		(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales for the three and six months ended December 31, 2020 decreased in most markets in Europe, the Middle East & Africa, primarily driven by the United Kingdom, France and Iberia, reflecting the continued challenges across the region from the COVID-19 pandemic, including the resurgence of COVID-19 cases that caused the reimplementation of government restrictions, such as temporary store closures and quarantines, and reduced consumer traffic in brick-and-mortar retail. The adverse macroeconomic conditions and the liquidation of a key retailer also contributed to the decrease in net sales in the United Kingdom.

Partially offsetting these decreases for the three and six months ended December 31, 2020, were higher net sales from our travel retail business, primarily driven by the increases in net sales in China travel retail (primarily Hainan). These increases were led by Estée Lauder and La Mer, reflecting the continued success of certain hero franchises, such as the Advanced Night Repair line of products from Estée Lauder and La Mer Treatment Lotion, and the continued consumer preference for skin care products.

For the three and six months ended December 31, 2020, despite the challenges in brick-and-mortar retail locations, direct-to-consumer online net sales in Europe, the Middle East & Africa more than doubled, representing approximately 7% and 5% of total net sales in the region compared to approximately 3% and 2% in the prior-year periods, respectively.

Net sales in Europe, the Middle East & Africa were impacted by approximately $20 million and $30 million of favorable foreign currency translation for the three and six months ended December 31, 2020, respectively.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Net sales	$1,775	$1,319	$2,924	$2,377
$ Change from prior-year period	456		547
% Change from prior-year period	35%		23%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	27%		18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales in Asia/Pacific increased for the three and six months ended December 31, 2020, reflecting higher net sales in mainland China and Korea, which included incremental net sales from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter, combined, of approximately $490 million and $672 million, respectively. For the three and six months ended December 31, 2020, net sales in mainland China increased primarily due to growth in our skin care product category, driven by Estée Lauder, La Mer and incremental net sales attributable to our acquisition of Dr. Jart+, and in our fragrance product category, led by Jo Malone London and Tom Ford Beauty. The success of holiday and promotional events in mainland China contributed to growth in virtually all channels in both periods, led by third-party platforms and department stores. For the three and six months ended December 31, 2020 net sales increased in Korea, reflecting growth in all product categories, except makeup, and benefited from the increase in net sales from Jo Malone London, Estée Lauder and La Mer, as well as incremental net sales from our acquisition of Dr. Jart+. For the three and six month ended December 31, 2020, direct-to-consumer online net sales of our products in Korea grew high double digits. Direct-to-consumer online net sales in Asia/Pacific for the three and six months ended December 31, 2020 grew high double digits, representing approximately 41% and 33% of total net sales in the region compared to approximately 31% and 25% in the prior-year periods, respectively.

Partially offsetting these increases for the three and six months ended December 31, 2020 were lower net sales in Hong Kong and Japan, combined, of approximately $39 million and $116 million, respectively. In both periods, the decline in net sales were primarily due to the ongoing challenges stemming from the COVID-19 pandemic, including reduced consumer traffic in brick-and-mortar retail locations, the continued curtailment of international travel, social distancing and quarantines, and border closures in Hong Kong.

Net sales in Asia/Pacific were impacted by approximately $97 million and $116 million of favorable foreign currency translation for the three and six months ended December 31, 2020, respectively.
We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.
GROSS MARGIN
Gross margin increased to 77.7% and 77.3% for the three and six months ended December 31, 2020, respectively, as compared with 77.5% and 77.1% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2020
	Three Months Ended	Six Months Ended
Mix of business	105	100
Obsolescence charges	(50)	(15)
Manufacturing costs and other	(10)	(20)
Foreign exchange transactions	(35)	(45)
Subtotal	10	20
Charges associated with restructuring and other activities	10	—
Total	20	20

The favorable impact from our mix of business for the three and six months ended December 31, 2020 was primarily due to lower costs of testers as a result of reduced consumer traffic in brick-and-mortar retail locations, the favorable change in channel mix (i.e. from department stores to online), the favorable change in product category mix (i.e. a decline in our lower margin makeup category, primarily in North America and our travel retail business, and an increase in our higher margin skin care category, primarily within Asia/Pacific and our travel retail business), and favorable changes in strategic pricing. The favorable impact from our mix of business for the six months ended December 31, 2020 also reflected lower costs from product sets.

For the three and six months ended December 31, 2020, the factors causing favorability due to changes in our mix of business were partially offset by the impact of lower margin sales of Dr. Jart+, which we acquired at the end of the fiscal 2020 second quarter.

THE ESTÉE LAUDER COMPANIES INC.
Partially offsetting the favorable impact from our mix of business for the three months ended December 31, 2020, were increases in obsolescence charges, driven by lower demand due to the impacts of the COVID-19 pandemic, that led to higher provisions for excess inventory.
OPERATING EXPENSES

Operating expenses as a percentage of net sales was 55.8% and 56.3% for the three and six months ended December 31, 2020, respectively, as compared with 71.8% and 64.9% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2020
	Three Months Ended	Six Months Ended
General and administrative expenses	(60)	(160)
Advertising, merchandising, sampling and product development	10	—
Selling	230	240
Stock-based compensation	(50)	(40)
Store operating costs	30	20
Shipping	(10)	(20)
Foreign exchange transactions	10	20
Subtotal	160	60
Charges associated with restructuring and other activities	(60)	(10)
Goodwill and other intangible asset impairments	1,510	820
Changes in fair value of contingent consideration	(10)	(10)
Total	1,600	860

For the three and six months ended December 31, 2020, the decreases in operating expense margin were driven by the year-over-year impact of goodwill and other intangible asset impairments of $696 million and a decrease in selling expense, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, temporary store closures, and the continued shift in consumer preference to online. Partially offsetting these favorable impacts were increases in general and administrative expenses, primarily due to an increase in employee incentive compensation and amortization expense relating to the acquired intangible assets of Dr. Jart+.
OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$1,063	$261	$1,768	$1,040
$ Change from prior-year period	802		728
% Change from prior-year period	100+%		70%

Operating margin	21.9%	5.6%	21.0%	12.2%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	13%		2%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

The reported operating margin for the three and six months ended December 31, 2020 increased from the prior-year periods driven by the year-over-year impact of goodwill and other intangible asset impairments of $696 million and the decrease in selling expenses, as discussed above.
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
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$928	$772	$1,649	$1,404
$ Change from prior-year period	156		245
% Change from prior-year period	20%		17%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration	31%		23%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income increased for the three and six months ended December 31, 2020, primarily driven by higher results from Estée Lauder and La Mer, combined, of approximately $306 million and $465 million, respectively. For the three and six month ended December 31, 2020, the increases in operating income from Estée Lauder and La Mer primarily reflected higher net sales, as well as lower selling expenses due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, store closures, and the continued shift in consumer preference to online. In both periods, these changes from Estée Lauder and La Mer were partially offset by increased advertising and promotional activities primarily to support holiday and promotional events and new product launches.

Partially offsetting the increases in operating income for the three and six months ended December 31, 2020 were lower results from GLAMGLOW due to the current year goodwill and other intangible asset impairment charges of $81 million, as well as increases in general and administrative expenses, including employee incentive compensation.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income (loss)	$28	$(611)	$(43)	$(507)
$ Change from prior-year period	639		464
% Change from prior-year period	100+%		92%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments	(83)%		(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating results increased for the three and six months ended December 31, 2020, driven by the favorable year-over-year impact of goodwill and other intangible asset impairments related to Too Faced, BECCA and Smashbox of approximately $777 million, combined.

Partially offsetting the increases in operating income for the three and six months ended December 31, 2020, were lower results from M·A·C due to the decrease in net sales, offset by lower selling expenses, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, temporary store closures, and the continued shift in consumer preference to online, and disciplined expense management. For the six months ended December 31, 2020, the higher results were also partially offset by an increase in general and administrative expenses, including employee incentive compensation.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$141	$97	$201	$163
$ Change from prior-year period	44		38
% Change from prior-year period	45%		23%
Reported fragrance operating income increased for the three and six months ended December 31, 2020, reflecting higher results from Tom Ford Beauty and Jo Malone London primarily driven by the increase in net sales and disciplined expense management. Partially offsetting these increases for the three and six months ended December 31, 2020 were increases in general and administrative expenses, including employee incentive compensation.
Reported fragrance operating income for the six months ended December 31, 2020, also reflected higher results from certain of our designer fragrances due to disciplined expense management.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$4	$12	$7	$12
$ Change from prior-year period	(8)		(5)
% Change from prior-year period	(67)%		(42)%
Reported hair care operating results decreased for the three and six months ended December 31, 2020, primarily driven by an increase in general and administrative expenses, including employee incentive compensation.
Partially offsetting the decreases in operating income for the three and six months ended December 31, 2020, were higher results from Aveda, primarily due to disciplined expense management. The increase in operating income from Aveda for the six months ended December 31, 2020 also benefited from the increase in net sales driven by the success of existing product franchises, such as Nutriplenish, the launch of Botanical Repair, and successful holiday events, as discussed above.
Geographic Regions
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income (loss)	$36	$(529)	$101	$(354)
$ Change from prior-year period	565		455
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration	(52)%		(57)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 53 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas for the three and six months ended December 31, 2020, primarily due to the year-over-year impact of goodwill and other intangible asset impairments of $696 million and lower selling expenses, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, as discussed above.

Partially offsetting the increases in operating results for the three and six months ended December 31, 2020 were lower net sales, primarily in the United States.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$657	$505	$1,068	$882
$ Change from prior-year period	152		186
% Change from prior-year period	30%		21%
Reported operating income increased in Europe, the Middle East & Africa for the three and six months ended December 31, 2020, primarily driven by higher results from our travel retail business, reflecting the increases in net sales and disciplined expense management.
Partially offsetting the increases in operating results for the three and six months ended December 31, 2020 were lower results from the United Kingdom, primarily driven by the declines in net sales.
Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2020	2019	2020	2019
As Reported:
Operating income	$407	$298	$645	$550
$ Change from prior-year period	109		95
% Change from prior-year period	37%		17%
Reported operating income increased in Asia/Pacific for the three and six months ended December 31, 2020, primarily reflecting higher results from mainland China. In both periods, the increase in operating income from mainland China was primarily driven by the increase in net sales, partially offset by the increase in advertising and promotional activities to support holiday events and campaigns, new product launches, and digital advertising and social media spending.
Partially offsetting the increases in operating income for the three and six months ended December 31, 2020 were lower results from Japan, reflecting the decrease in net sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2020	2019	2020	2019
Interest expense	$43	$38	$88	$70
Interest income and investment income, net	$17	$13	$31	$27
Interest expense increased for both periods, primarily due to the issuance of additional long-term debt in November 2019 and April 2020.
Interest income and investment income, net increased for both periods, reflecting higher equity method investment income from our minority investments, partially offset by decreases in investment income due to lower interest rates.

THE ESTÉE LAUDER COMPANIES INC.
OTHER INCOME
On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, we estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in the first quarter of fiscal 2021. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated other comprehensive income. The total gain on our previously held equity method investment of $553 million is included in Other income in the accompanying consolidated statements of earnings for the three and six months ended December 31, 2019.
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

	Three Months Ended December 31		Six Months Ended December 31
	2020	2019	2020	2019
Effective rate for income taxes	14.9%	30.8%	17.6%	26.2%
Basis-point change from the prior-year period	(1,590)		(860)

For the three and six months ended December 31, 2020, the decrease in the effective tax rate was primarily attributable to a lower effective tax rate on our foreign operations and the impact of nondeductible goodwill charges recognized in the second quarter of fiscal 2020.

The effective tax rate for the three and six months ended December 31, 2020 included the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act (the “TCJA”) that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years. We have elected to apply the GILTI high-tax exception to fiscal 2021, 2020 and 2019. The election for fiscal 2021 resulted in reductions of 160 basis points and 150 basis points to the effective tax rates for the three and six months ended December 31, 2020, respectively. The impact of the elections with respect to fiscal 2020 and 2019 was recognized as a discrete item in the provision for income taxes in the second quarter of fiscal 2021 and resulted in reductions of 470 basis points and 280 basis points to the effective tax rates for the three and six months ended December 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31		Six Months Ended December 31
($ in millions, except per share data)	2020	2019	2020	2019
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$873	$557	$1,396	$1,152
$ Change from prior-year period	316		244
% Change from prior-year period	57%		21%
Diluted net earnings per common share	$2.37	$1.52	$3.79	$3.13
% Change from prior-year period	56%		21%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, other income and changes in fair value of contingent consideration	24%		7%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible assets impairments; other income; the changes in the fair value of contingent consideration.

THE ESTÉE LAUDER COMPANIES INC.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Three Months Ended December 31		Variance	% Change	% Change in Constant Currency
($ in millions, except per share data)	2020	2019
Net sales, as reported	$4,853	$4,624	$229	5%	3%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$4,853	$4,624	$229	5%	3%

Operating income, as reported	$1,063	$261	$802	100+%	100+%
Charges associated with restructuring and other activities	37	13	24
Goodwill and other intangible asset impairments	81	777	(696)
Changes in fair value of contingent consideration	(2)	(7)	5
Operating income, as adjusted	$1,179	$1,044	$135	13%	10%

Diluted net earnings per common share, as reported	$2.37	$1.52	$.85	56%	52%
Charges associated with restructuring and other activities	.08	.03	.05
Goodwill and other intangible asset impairments	.17	1.81	(1.64)
Other income	—	(1.23)	1.23
Changes in fair value of contingent consideration	(.01)	(.02)	.01
Diluted net earnings per common share, as adjusted	$2.61	$2.11	$.50	24%	21%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Six Months Ended December 31		Variance	% Change	% Change in constant currency
	2020	2019
Net sales, as reported	$8,415	$8,519	$(104)	(1)%	(3)%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$8,415	$8,519	$(104)	(1)%	(3)%

Operating income, as reported	$1,768	$1,040	$728	70%	67%
Charges associated with restructuring and other activities	46	38	8
Goodwill and other intangible asset impairments	81	777	(696)
Changes in fair value of contingent consideration	(2)	(7)	5
Operating income, as adjusted	$1,893	$1,848	$45	2%	1%

Diluted net earnings per common share, as reported	$3.79	$3.13	$.66	21%	19%
Charges associated with restructuring and other activities	.09	.09	—
Goodwill and other intangible asset impairments	.17	1.80	(1.63)
Other income	—	(1.22)	1.22
Changes in fair value of contingent consideration	(.01)	(.02)	.01
Diluted net earnings per common share, as adjusted	$4.04	$3.78	$.26	7%	5%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Variance
By Product Category:
Skin Care	$2,819	$2,205	$614	$(70)	$544	28%	25%
Makeup	1,247	1,660	(413)	(20)	(433)	(25)	(26)
Fragrance	618	581	37	(9)	28	6	5
Hair Care	154	162	(8)	(1)	(9)	(5)	(6)
Other	15	16	(1)	(2)	(3)	(6)	(19)
	4,853	4,624	229	(102)	127	5	3
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$4,853	$4,624	$229	$(102)	$127	5%	3%

By Region:
The Americas	$1,048	$1,226	$(178)	$15	$(163)	(15)%	(13)%
Europe, the Middle East & Africa	2,030	2,079	(49)	(20)	(69)	(2)	(3)
Asia/Pacific	1,775	1,319	456	(97)	359	35	27
	4,853	4,624	229	(102)	127	5	3
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$4,853	$4,624	$229	$(102)	$127	5%	3%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019	Variance
By Product Category:
Skin Care	$4,854	$4,047	$807	$(81)	$726	20%	18%
Makeup	2,225	3,103	(878)	(22)	(900)	(28)	(29)
Fragrance	1,024	1,043	(19)	(11)	(30)	(2)	(3)
Hair Care	290	298	(8)	(2)	(10)	(3)	(3)
Other	22	28	(6)	(1)	(7)	(21)	(25)
	8,415	8,519	(104)	(117)	(221)	(1)	(3)
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$8,415	$8,519	$(104)	$(117)	$(221)	(1)%	(3)%

By Region:
The Americas	$1,921	$2,386	$(465)	$29	$(436)	(19)%	(18)%
Europe, the Middle East & Africa	3,570	3,756	(186)	(30)	(216)	(5)	(6)
Asia/Pacific	2,924	2,377	547	(116)	431	23	18
	8,415	8,519	(104)	(117)	(221)	(1)	(3)
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$8,415	$8,519	$(104)	$(117)	$(221)	(1)%	(3)%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported
($ in millions)	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Variance	Add: Changes in Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$928	$772	$156	$81	$3	$240	20%	31%
Makeup	28	(611)	639	(777)	—	(138)	100+	(83)
Fragrance	141	97	44	—	2	46	45	49
Hair Care	4	12	(8)	—	—	(8)	(67)	(67)
Other	(1)	4	(5)	—	—	(5)	(100+)	(100+)%
	1,100	274	826	$(696)	$5	$135	100+%	13%
Charges associated with restructuring and other activities	(37)	(13)	(24)
Total	$1,063	$261	$802

By Region:
The Americas	$36	$(529)	$565	$(696)	$3	$(128)	100+%	(52)%
Europe, the Middle East & Africa	657	505	152	—	2	154	30	31
Asia/Pacific	407	298	109	—	—	109	37	37
	1,100	274	826	$(696)	$5	$135	100+%	13%
Charges associated with restructuring and other activities	(37)	(13)	(24)
Total	$1,063	$261	$802

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
($ in millions)	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019	Variance
By Product Category:
Skin Care	$1,649	$1,404	$245	$81	$3	$329	17%	23%
Makeup	(43)	(507)	464	(777)	—	(313)	92	(100+)%
Fragrance	201	163	38	—	2	40	23	25
Hair Care	7	12	(5)	—	—	(5)	(42)	(42)
Other	—	6	(6)	—	—	(6)	(100)	(100)
	1,814	1,078	736	$(696)	$5	$45	68%	2%
Charges associated with restructuring and other activities	(46)	(38)	(8)
Total	$1,768	$1,040	$728

By Region:
The Americas	$101	$(354)	$455	$(696)	$3	$(238)	100+%	(57)%
Europe, the Middle East & Africa	1,068	882	186	—	2	188	21	21
Asia/Pacific	645	550	95	—	—	95	17	17
	1,814	1,078	736	$(696)	$5	$45	68%	2%
Charges associated with restructuring and other activities	(46)	(38)	(8)
Total	$1,768	$1,040	$728

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2020, we had cash and cash equivalents of $5,545 million compared with $5,022 million at June 30, 2020. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support seasonal working capital needs, currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. See Overview – COVID-19 Business Update for actions taken by us, in response to the impact of the COVID-19 pandemic on our business.
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
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 29, 2021, our long-term debt is rated A+ with a negative outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt

At December 31, 2020, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (13)	$635	$—	$635
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (13)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (13)	456	—	456
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (13)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (13)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
2.600% Senior Notes, due April 15, 2030 (“2030 Senior Notes”) (7)	694	—	694
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (8), (13)	640	—	640
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (9), (13)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (10), (13)	496	—	496
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (11), (13)	258	—	258
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (12), (13)	—	452	452
Other long-term borrowings	4	—	4
Other current borrowings	—	18	18
	$4,913	$470	$5,383
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
(10)Consists of $500 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(11)Consists of $250 million principal and a $8 million adjustment to reflect the fair value of interest rate swaps.
(12)Consists of $450 million principal and a $2 million adjustment to reflect the fair value of interest rate swaps.
(13)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
In August 2020, we repaid the remaining $750 million borrowed under our $1,500 million revolving credit facility that was outstanding as of June 30, 2020.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 50% and 61% at December 31, 2020 and June 30, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Six Months Ended December 31
(In millions)	2020	2019
Net cash provided by operating activities	$1,978	$1,255
Net cash used for investing activities	$(397)	$(1,350)
Net cash provided by (used for) financing activities	$(1,119)	$687

The change in net cash flows from operations primarily reflected the improvement in working capital, primarily due to other accrued liabilities, including an increase in accrued employee incentive compensation and higher advertising and promotional accruals, and accounts payable, partially offset by the unfavorable change in accounts receivable due to the increase in net sales.
The change in net cash flows used for investing activities primarily reflected cash paid in fiscal 2020 relating to the second quarter acquisition of Have&Be Co. Ltd., partially offset by the settlement of net investment hedges.
The change in net cash flows from financing activities primarily reflected proceeds in fiscal 2020 from the November 2019 issuance of long term-debt, the fiscal 2021 repayment of borrowings under our revolving credit facility, partially offset by lower treasury stock repurchases.
Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2020, see Notes to Consolidated Financial Statements, Note 12 – Equity.
Pension and Post-retirement Plan Funding
There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Commitments, Contractual Obligations and Contingencies
There have been no significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 9 – Contingencies.
Derivative Financial Instruments and Hedging Activities
For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments.
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Cash Flow Hedges, Net Investment Hedges).
Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $184 million and $222 million as of December 31, 2020 and June 30, 2020, respectively. This potential change does not consider our underlying foreign currency exposures.

THE ESTÉE LAUDER COMPANIES INC.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase by approximately $13 million and $9 million as of December 31, 2020 and June 30, 2020, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures, including impacts of COVID-19, as of December 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 – Contingencies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2020	—	$—	—	34,741,624
November 2020	335,124	229.12	—	34,741,624
December 2020	9	229.12	—	34,741,624
	335,133	229.12	—

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/TRACEY T. TRAVIS
Date: February 5, 2021		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)