Form 10-Q
period 2021-03-31
ESTEE LAUDER COMPANIES INC
filed 2021-05-03
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 26, 2021, 231,894,845 shares of the registrant’s Class A Common Stock, $.01 par value, and 130,617,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2021	2020	2021	2020

Net sales	$3,864	$3,345	$12,279	$11,864
Cost of sales	939	836	2,848	2,785

Gross profit	2,925	2,509	9,431	9,079

Operating expenses
Selling, general and administrative	2,145	2,030	6,761	6,753
Restructuring and other charges	131	24	172	54
Goodwill impairment	—	275	54	786
Impairment of other intangible and long-lived assets	33	71	60	337
Total operating expenses	2,309	2,400	7,047	7,930

Operating income	616	109	2,384	1,149

Interest expense	43	42	131	112
Interest income and investment income, net	9	14	40	41
Other components of net periodic benefit cost	2	1	12	3
Other income	—	—	—	576
Earnings before income taxes	580	80	2,281	1,651

Provision for income taxes	122	84	421	496
Net earnings (loss)	458	(4)	1,860	1,155

Net earnings attributable to noncontrolling interests	(2)	(2)	(8)	(9)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$456	$(6)	$1,852	$1,146

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.25	$(.02)	$5.10	$3.18
Diluted	$1.24	$(.02)	$5.03	$3.12

Weighted-average common shares outstanding
Basic	363.6	360.2	362.9	360.6
Diluted	369.0	360.2	368.1	367.1
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020

Net earnings (loss)	$458	$(4)	$1,860	$1,155

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	41	34	(16)	10
Retirement plan and other retiree benefit adjustments	7	6	19	16
Translation adjustments	(121)	(185)	170	(191)
Benefit (provision) for income taxes on components of other comprehensive income	(32)	2	6	15
Total other comprehensive income (loss), net of tax	(105)	(143)	179	(150)
Comprehensive income (loss)	353	(147)	2,039	1,005

Comprehensive income attributable to noncontrolling interests:
Net earnings	(2)	(2)	(8)	(9)
Translation adjustments	1	—	(1)	1
	(1)	(2)	(9)	(8)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$352	$(149)	$2,030	$997
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31 2021	June 30 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,399	$5,022
Accounts receivable, net	1,735	1,194
Inventory and promotional merchandise	2,134	2,062
Prepaid expenses and other current assets	729	614
Total current assets	10,997	8,892

Property, plant and equipment, net	2,106	2,055

Other assets
Operating lease right-of-use assets	2,212	2,282
Goodwill	1,369	1,401
Other intangible assets, net	2,294	2,338
Other assets	922	813
Total other assets	6,797	6,834
Total assets	$19,900	$17,781

LIABILITIES AND EQUITY
Current liabilities
Current debt	$471	$1,222
Accounts payable	1,277	1,177
Operating lease liabilities	372	375
Other accrued liabilities	3,077	2,405
Total current liabilities	5,197	5,179

Noncurrent liabilities
Long-term debt	5,487	4,914
Long-term operating lease liabilities	2,198	2,278
Other noncurrent liabilities	1,460	1,448
Total noncurrent liabilities	9,145	8,640

Contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2021 and June 30, 2020; shares issued: 459,687,905 at March 31, 2021 and 451,927,441 at June 30, 2020; Class B shares authorized: 304,000,000 at March 31, 2021 and June 30, 2020; shares issued and outstanding: 130,617,029 at March 31, 2021 and 135,235,429 at June 30, 2020	6	6
Paid-in capital	5,231	4,790
Retained earnings	11,420	10,134
Accumulated other comprehensive loss	(487)	(665)
	16,170	14,265
Less: Treasury stock, at cost; 227,738,087 Class A shares at March 31, 2021 and 226,637,238 Class A shares at June 30, 2020	(10,642)	(10,330)
Total stockholders’ equity – The Estée Lauder Companies Inc.	5,528	3,935
Noncontrolling interests	30	27
Total equity	5,558	3,962
Total liabilities and equity	$19,900	$17,781
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In millions)	2021	2020

Cash flows from operating activities
Net earnings	$1,860	$1,155
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	475	447
Deferred income taxes	(103)	(65)
Non-cash stock-based compensation	255	210
Net loss on disposal of property, plant and equipment	19	6
Non-cash restructuring and other charges	97	19
Pension and post-retirement benefit expense	75	62
Pension and post-retirement benefit contributions	(35)	(54)
Goodwill, other intangible and long-lived asset impairments	114	1,123
Changes in fair value of contingent consideration	(2)	(9)
Gain on previously held equity method investment	—	(553)
Other non-cash items	(17)	(11)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(506)	(48)
Decrease (increase) in inventory and promotional merchandise	13	(41)
Increase in other assets, net	(122)	(63)
Increase (decrease) in accounts payable	55	(317)
Increase in other accrued and noncurrent liabilities	629	62
Increase (decrease) in operating lease assets and liabilities, net	(30)	22
Net cash flows provided by operating activities	2,777	1,945

Cash flows from investing activities
Capital expenditures	(386)	(468)
Proceeds from purchase price refund	32	—
Payments for acquired businesses, net of cash acquired	(8)	(1,047)
Purchases of investments	(40)	(5)
Settlement of net investment hedges	(175)	(37)
Net cash flows used for investing activities	(577)	(1,557)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(746)	1,514
Proceeds from issuance of long-term debt, net	596	1,783
Debt issuance costs	(4)	(14)
Repayments and redemptions of long-term debt	(6)	(511)
Proceeds from stock-based compensation transactions	180	148
Payments to acquire treasury stock	(316)	(883)
Payments of contingent consideration	—	(3)
Dividends paid to stockholders	(561)	(502)
Payments to noncontrolling interest holders for dividends	(5)	(7)
Net cash flows provided by (used for) financing activities	(862)	1,525

Effect of exchange rate changes on Cash and cash equivalents	39	(24)
Net increase in Cash and cash equivalents	1,377	1,889
Cash and cash equivalents at beginning of period	5,022	2,987
Cash and cash equivalents at end of period	$6,399	$4,876
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(143) million and $(173) million, net of tax, during the three months ended March 31, 2021 and 2020, respectively, and $175 million and $(170) million, net of tax, during the nine months ended March 31, 2021 and 2020, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings (loss). These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.
The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 6 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.
The accompanying consolidated statements of earnings (loss) include net exchange gains (losses) on foreign currency transactions of $(3) million and $15 million during the three months ended March 31, 2021 and 2020, respectively, and $(5) million and $40 million during the nine months ended March 31, 2021 and 2020, respectively.

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

The Company’s largest customer during the three and nine months ended March 31, 2021 sells products primarily in China travel retail. This customer accounted for $690 million or 18%, and $143 million or 4% for the three months ended March 31, 2021 and 2020, respectively, and $1,898 million or 15% and $608 million or 5% for the nine months ended March 31, 2021 and 2020, respectively, of the Company's consolidated net sales. This customer accounted for $366 million, or 21%, and $297 million, or 24%, of the Company's accounts receivable at March 31, 2021 and June 30, 2020, respectively.

Another major customer of the Company during the quarter sells products primarily within the United States and accounted for $179 million, or 10%, and $87 million, or 7%, of the Company’s accounts receivable at March 31, 2021 and June 30, 2020, respectively. This customer accounted for $167 million, or 4%, and $149 million, or 4%, for the three months ended March 31, 2021 and 2020, respectively, and $510 million or 4% and $589 million or 5% for the nine months ended March 31, 2021 and 2020, respectively, of the Company’s consolidated net sales.
Inventory and Promotional Merchandise
Inventory and promotional merchandise consists of the following:

(In millions)	March 31 2021	June 30 2020
Raw materials	$551	$542
Work in process	282	305
Finished goods	1,078	995
Promotional merchandise	223	220
	$2,134	$2,062

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	March 31 2021	June 30 2020
Assets (Useful Life)
Land	$56	$33
Buildings and improvements (10 to 40 years)	467	400
Machinery and equipment (3 to 10 years)	946	865
Computer hardware and software (4 to 10 years)	1,374	1,335
Furniture and fixtures (5 to 10 years)	121	120
Leasehold improvements	2,397	2,381
	5,361	5,134
Less accumulated depreciation and amortization	(3,255)	(3,079)
	$2,106	$2,055

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The cost of assets related to projects in progress of $581 million and $501 million as of March 31, 2021 and June 30, 2020, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $129 million and $131 million during the three months ended March 31, 2021 and 2020, respectively, and $380 million and $383 million during the nine months ended March 31, 2021 and 2020, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

Leases

The Company recognized $33 million and $13 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings (loss) for the three and nine months ended March 31, 2021 and 2020, respectively. The fiscal 2021 impairments related to other assets (i.e. rights associated with commercial operating leases), operating lease right-of-use assets and the related property, plant and equipment in certain freestanding stores primarily in Europe, and the fiscal 2020 impairments related to operating lease right-of-use assets and the related property, plant and equipment in certain freestanding stores primarily in North America. In both periods, the impairments were due to the negative impacts of the COVID-19 pandemic.

Income Taxes

The effective rate for income taxes for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Effective rate for income taxes	21.0%	105.0%	18.5%	30.0%
Basis-point change from the prior-year period	(8,400)		(1,150)

For the three and nine months ended March 31, 2021, the decrease in the effective tax rate was primarily attributable to the impact of nondeductible goodwill charges recognized in the three and nine months ended March 31, 2020 and a lower effective tax rate on the Company's foreign operations. The lower amount of earnings before income taxes for the three and nine months ended March 31, 2020 increased the impact of the nondeductible charges.

The effective tax rate for the three and nine months ended March 31, 2021 included the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, which includes the Company's 2019 and 2020 fiscal years. The Company has elected to apply the GILTI high-tax exception to fiscal 2021, 2020 and 2019. The election for fiscal 2021 resulted in reductions of 100 basis points and 110 basis points to the effective tax rates for the three and nine months ended March 31, 2021, respectively. The impact of the elections with respect to fiscal 2020 and 2019 was recognized as a discrete item in the provision for income taxes in the second and third quarters of fiscal 2021 and resulted in reductions of 30 basis points and 220 basis points to the effective tax rates for the three and nine months ended March 31, 2021, respectively.

As of March 31, 2021 and June 30, 2020, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $72 million and $70 million, respectively. The total amount of unrecognized tax benefits at March 31, 2021 that, if recognized, would affect the effective tax rate was $57 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2021 in the accompanying consolidated statements of earnings (loss) was $2 million and $3 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2021 and June 30, 2020, was $16 million and $13 million, respectively. On the basis of the information available as of March 31, 2021, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Accrued Liabilities
Other accrued liabilities consist of the following:

(In millions)	March 31 2021	June 30 2020
Advertising, merchandising and sampling	$299	$256
Employee compensation	534	424
Deferred revenue	310	222
Payroll and other taxes	287	250
Accrued income taxes	327	208
Sales return accrual	270	212
Other	1,050	833
	$3,077	$2,405

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

Effective for the Company – Fiscal 2021 first quarter.

Impact on consolidated financial statements – On July 1, 2020, the Company adopted ASC 326. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. See Note 8 – Revenue Recognition for further discussion.
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

In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that for all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC Topic 848.

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
Impact on consolidated financial statements – The Company is in the process of finalizing its evaluation and currently expects to record a cumulative adjustment of approximately $120 million as an increase to its fiscal 2022 opening retained earnings balance for deferred taxes related to a previously held equity method investment that became a foreign subsidiary.
No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACQUISITION OF BUSINESS

On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, the Company estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in the first quarter of fiscal 2021. The Company originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment of $553 million is included in Other income in the accompanying consolidated statements of earnings (loss) for the nine months ended March 31, 2020. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. The accounting for the Have & Be business combination was finalized as of June 30, 2020.

The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, the Company transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, the Company recognized a foreign currency gain of $23 million, which is also included in Other income in the accompanying consolidated statements of earnings (loss) for the nine months ended March 31, 2020.

Further information is included in the notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2020
Goodwill	$519	$1,210	$254	$389	$2,372
Accumulated impairments	(95)	(817)	(26)	(33)	(971)
	424	393	228	356	1,401

Goodwill acquired during the period	—	6	—	4	10
Impairment charges(1)	(54)	(13)	—	—	(67)
Translation adjustments, goodwill	21	—	4	3	28
Translation adjustments, accumulated impairments	(1)	—	—	(2)	(3)
	(34)	(7)	4	5	(32)

Balance as of March 31, 2021
Goodwill	540	1,216	258	396	2,410
Accumulated impairments	(150)	(830)	(26)	(35)	(1,041)
	$390	$386	$232	$361	$1,369

(1)A goodwill impairment charge of $13 million was recorded in connection with the exit of the global distribution of BECCA products and is included in Restructuring and other charges in the accompanying consolidated statements of earnings (loss) for the three and nine months ended March 31, 2021. See Note 4 – Charges Associated with Restructuring and Other Activities for further information relating to the Post-COVID Business Acceleration Program. See “Impairment Testing During the Nine Months Ended March 31, 2021” below for further information relating to fiscal 2021 impairment charges related to GLAMGLOW.

Other intangible assets consist of the following:

	March 31, 2021			June 30, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,641	$564	$1,077	$1,590	$475	$1,115
License agreements	43	43	—	43	43	—
	$1,684	$607	1,077	$1,633	$518	1,115
Non-amortizable intangible assets:
Trademarks and other			1,217			1,223
Total intangible assets			$2,294			$2,338

The aggregate amortization expense related to amortizable intangible assets was $25 million and $23 million for the three months ended March 31, 2021 and 2020, respectively, and $77 million and $45 million for the nine months ended March 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2021 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2021	2022	2023	2024	2025
Estimated aggregate amortization expense	$24	$101	$100	$100	$100

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing During the Nine Months Ended March 31, 2021

During November 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the Company and lower than expected results from geographic expansion, the Company made further revisions to the internal forecasts relating to its GLAMGLOW reporting unit. The Company concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its trademark and goodwill. These changes in circumstances were also an indicator that the carrying amounts of GLAMGLOW's long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed an interim impairment test for the trademark and a recoverability test for the long-lived assets as of November 30, 2020. The Company concluded that the carrying value of the trademark for GLAMGLOW exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $21 million. In addition, the Company concluded that the carrying value of the GLAMGLOW customer lists intangible asset was fully impaired and recorded an impairment charge of $6 million. The fair value of all other long-lived assets of GLAMGLOW exceeded their carrying values and were not impaired as of November 30, 2020. After adjusting the carrying values of the trademark and customer lists intangible assets, the Company completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge of $54 million, reducing the carrying value of goodwill for the GLAMGLOW reporting unit to zero. The fair value of the GLAMGLOW reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The impairment charges for the nine months ended March 31, 2021 were reflected in the skin care product category and in the Americas region. As of March 31, 2021, the remaining carrying value of the trademark related to the GLAMGLOW reporting unit was $36 million.

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

A summary of the impairment charges for the three and nine months ended March 31, 2020 and the remaining trademark and goodwill carrying values as of March 31, 2020, for each reporting unit, are as follows:

			Impairment Charge
(In millions)			Three Months Ended March 31, 2020		Nine Months Ended March 31, 2020		Carrying Value
Reporting Unit:	Product Category	Region	Trademark	Goodwill	Trademark	Goodwill	Trademark	Goodwill
Too Faced	Makeup	The Americas	$42	$162	$253	$592	$272	$13
BECCA	Makeup	The Americas	14	35	47	70	51	28
Smashbox	Makeup	The Americas	1	26	23	72	32	—
GLAMGLOW	Skin care	The Americas	1	52	1	52	62	62
Total			$58	$275	$324	$786	$417	$103

NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with restructuring activities for the three months ended March 31, 2021 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Leading Beauty Forward Program	$—	$(1)	$3	$4	$6
Post-COVID Business Acceleration Program	10	5	121	3	139
Total	$10	$4	$124	$7	$145

Charges associated with restructuring activities for the nine months ended March 31, 2021 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Leading Beauty Forward Program	$—	$4	$(7)	$9	$6
Post-COVID Business Acceleration Program	10	5	167	3	185
Total	$10	$9	$160	$12	$191

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

LBF Program Approvals

The LBF Program approved restructuring and other charges expected to be incurred were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative through June 30, 2020	$13	$85	$511	$358	$967
Nine months ended March 31, 2021	1	—	(11)	10	—
Cumulative through March 31, 2021	$14	$85	$500	$368	$967

Included in the above table, cumulative LBF Program restructuring initiatives approved by the Company by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative through June 30, 2020	$460	$28	$7	$16	$511
Nine months ended March 31, 2021	(13)	—	2	—	(11)
Cumulative through March 31, 2021	$447	$28	$9	$16	$500

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LBF Program Restructuring and Other Charges

Total cumulative charges recorded associated with restructuring and other activities for the LBF Program were:

(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2020	$14	$65	$491	$304	$874
Nine months ended March 31, 2021	—	4	(7)	9	6
Cumulative through March 31, 2021	$14	$69	$484	$313	$880

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2020	$451	$27	$6	$7	$491
Nine months ended March 31, 2021	(10)	—	1	2	(7)
Cumulative through March 31, 2021	$441	$27	$7	$9	$484

Employee-related costs reflect adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company.

Changes in accrued restructuring charges for the nine months ended March 31, 2021 relating to the LBF Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2020	$112	$—	$—	$—	$112
Charges (adjustments)	(10)	—	1	2	(7)
Cash payments	(50)	—	(1)	—	(51)
Translation adjustments	1	—	—	—	1
Balance at March 31, 2021	$53	$—	$—	$2	$55

Accrued restructuring charges at March 31, 2021 relating to the LBF Program are expected to result in cash expenditures funded from cash provided by operations of approximately $37 million, $14 million and $4 million for the remainder of fiscal 2021 and for fiscal 2022 and 2023, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

At this time the Company estimates a net reduction over the duration of the PCBA Program in the range of approximately 1,500 to 2,000 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.

PCBA Program Approvals

The PCBA Program cumulative charges approved by the Company through March 31, 2021 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Nine months ended March 31, 2021	$39	$(6)	$180	$17	$230

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through March 31, 2021 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Nine months ended March 31, 2021	$73	$99	$5	$3	$180

Specific actions taken since the PCBA Program inception include:

•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels in certain areas of its distribution network and, as part of a broader initiative to be completed in phases, the Company has approved initiatives to close a number of underperforming freestanding stores, counters and other retail locations, mainly in certain affiliates in Europe, the Middle East & Africa and the United Kingdom, North America, Latin America and the Company's travel retail network. These anticipated closures reflect changing consumer behavior including higher demand for online and omnichannel capabilities. These activities will result in a net reduction in workforce, inventory and other asset write-offs, product returns, and termination of contracts.

•Optimize Digital Organization and Other Go-To-Market Organizations – The Company approved initiatives to enhance its go-to-market capabilities and shift more resources to support online growth. These actions will result in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Optimize Select Marketing, Brand and Global Functions – The Company has started to reduce its corporate office footprint and is moving toward the future of work in a post-COVID environment, by restructuring where and how its employees work and collaborate. These actions will result primarily in lease termination fees.

•Exit of the Global Distribution of BECCA Products – In reviewing the Company's brand portfolio to improve efficiency and to ensure the sustainability of long-term investments, the decision was made to exit the global distribution of BECCA products due to its limited distribution, the ongoing decline in product demand and the challenging environment caused by the COVID-19 pandemic. These activities resulted in charges for the impairment of goodwill and other intangible assets, product returns, termination of contracts, and employee severance. The Company expects to substantially complete these initiatives during fiscal 2022.

PCBA Program Restructuring and Other Charges

Restructuring charges are comprised of the following:

Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.

Asset-Related Costs – Asset-related costs primarily consist of asset write-offs or accelerated depreciation related to long-lived assets in certain freestanding stores (including rights associated with commercial operating leases and operating lease right-of-use assets) that will be taken out of service prior to their existing useful life as a direct result of a restructuring initiative. These costs also include goodwill and other intangible asset impairment charges relating to the exit of the global distribution of BECCA products.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Nine months ended March 31, 2021	$10	$5	$167	$3	$185

(In millions)	Employee- Related Costs	Asset- Related Costs(1)	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Nine months ended March 31, 2021	$70	$93	$4	$—	$167

(1)Asset-related costs include goodwill and other intangible asset impairment charges of $13 million and $34 million, respectively, relating to the exit of the global distribution of BECCA products.

Changes in accrued restructuring charges for the nine months ended March 31, 2021 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$70	$93	$4	$—	$167
Cash payments	(8)	—	(4)	—	(12)
Noncash asset write-offs	—	(93)	—	—	(93)
Balance at March 31, 2021	$62	$—	$—	$—	$62

Accrued restructuring charges at March 31, 2021 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $37 million, $18 million, and $7 million for the remainder of fiscal 2021 and for fiscal 2022 and 2023, respectively.

NOTE 5 – DEBT

In August 2020, the Company repaid the remaining $750 million borrowed under its $1,500 million revolving credit facility that was outstanding as of June 30, 2020.

In March 2021, the Company completed a public offering of $600 million aggregate principal amount of its 1.950% Senior Notes due March 15, 2031 (the “2031 Senior Notes”). The Company used some of the net proceeds from this offering for general corporate purposes, which included operating expenses, working capital and capital expenditures. In addition, the Company intends to use the net proceeds from this offering to repay the 1.700% Senior Notes due May 10, 2021 and fund a portion of the purchase price to increase the Company's investment in DECIEM Beauty Group Inc.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These recently issued notes are summarized as follows:

($ in millions)	Issue Date	Price	Yield	Unamortized Debt Discount	Debt Issuance Costs	Semi-annual interest payments
2031 Senior Notes (1)	March 2021	99.340%	2.023%	$(4)	$(4)	March 15/September 15

(1)In March 2020, in anticipation of the issuance of the 2031 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $200 million at a weighted-average all-in rate of 0.84%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $11 million that is being amortized to interest expense over the life of the 2031 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2031 Senior Notes will be 1.89% over the life of the debt.

See Note 16 – Subsequent Events for further information relating to the debt repayment made subsequent to March 31, 2021.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At March 31, 2021, the notional amount of derivatives not designated as hedging instruments was $4,404 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31 2021	June 30 2020	Balance Sheet Location	March 31 2021	June 30 2020
Derivatives Designated as Hedging Instruments
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$16	$26	Other accrued liabilities	$21	$3
Net investment hedges	Prepaid expenses and other current assets	115	21	Other accrued liabilities	—	62
Interest rate-related derivatives	Prepaid expenses and other current assets	7	15	Other accrued liabilities	15	3

Total Derivatives Designated as Hedging Instruments		138	62		36	68

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Prepaid expenses and other current assets	5	40	Other accrued liabilities	108	15

Total derivatives		$143	$102		$144	$83

(1)See Note 7 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$22	$46	Net sales	$(7)	$10
Interest rate-related derivatives	11	(2)	Interest expense	(1)	—
	33	44		(8)	10
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	125	(20)		—	—
Total derivatives	$158	$24		$(8)	$10

(1)The amount reclassified into earnings (loss) as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended March 31, 2021 and 2020, the gain recognized in earnings (loss) from net investment hedges related to the amount excluded from effectiveness testing was $5 million and $12 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(43)	$50	Net sales	$(11)	$29
Interest rate-related derivatives	14	(11)	Interest expense	(2)	—
	(29)	39		(13)	29
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(17)	(54)		—	—
Total derivatives	$(46)	$(15)		$(13)	$29

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the nine months ended March 31, 2021 and 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $15 million and $37 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives (1)
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
		Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2021	2020	2021	2020
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(18)	$12	$(23)	$13

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2021	March 31, 2021
Current debt	$451	$1
Long-term debt	936	(9)
Total debt	$1,387	$(8)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31
	2021		2020
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$3,864	$43	$3,345	$42

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	18	Not applicable	(12)
Derivatives designated as hedging instruments	Not applicable	(18)	Not applicable	12

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings (loss)	Not applicable	(1)	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings (loss)	(7)	Not applicable	10	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31
	2021		2020
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$12,279	$131	$11,864	$112

The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	23	Not applicable	(13)
Derivatives designated as hedging instruments	Not applicable	(23)	Not applicable	13

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(2)	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(11)	Not applicable	29	Not applicable

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(97)	$49	$(34)	$52

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of December 2022. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At March 31, 2021, the Company had cash flow hedges outstanding with a notional amount totaling $1,390 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued, and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of March 31, 2021, the Company’s foreign currency cash flow hedges were highly effective.
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2021 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $8 million. The accumulated net gain on derivative instruments in AOCI was $4 million and $20 million as of March 31, 2021 and June 30, 2020, respectively.
Fair Value Hedges
The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with notional amounts totaling $450 million, $250 million and $700 million to effectively convert the fixed rate interest on its 2021 Senior Notes, 2022 Senior Notes and 2030 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.
See Note 16 – Subsequent Events for further information relating to the interest rate swap transactions that occurred subsequent to March 31, 2021.
Net Investment Hedges
The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of April 2021. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2021, the Company had net investment hedges outstanding with a notional amount totaling $1,920 million.
Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $143 million at March 31, 2021. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – FAIR VALUE MEASUREMENTS
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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,518	$—	$—	$3,518
Foreign currency forward contracts	—	136	—	136
Interest rate-related derivatives	—	7	—	7
Total	$3,518	$143	$—	$3,661

Liabilities:
Foreign currency forward contracts	$—	$129	$—	$129
Interest rate-related derivatives	—	15	—	15
Contingent consideration	—	—	2	2
Total	$—	$144	$2	$146

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,810	$—	$—	$2,810
Foreign currency forward contracts	—	87	—	87
Interest rate-related derivatives	—	15	—	15
Total	$2,810	$102	$—	$2,912

Liabilities:
Foreign currency forward contracts	$—	$80	$—	$80
Interest rate-related derivatives	—	3	—	3
Contingent consideration	—	—	4	4
Total	$—	$83	$4	$87

The estimated fair values of the Company’s financial instruments are as follows:

	March 31 2021		June 30 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$6,399	$6,399	$5,022	$5,022
Current and long-term debt	5,958	6,465	6,136	6,902
Contingent consideration	2	2	4	4

Derivatives
Foreign currency forward contracts – asset (liability), net	7	7	7	7
Interest rate-related derivatives – asset (liability), net	(8)	(8)	12	12

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for the nine months ended March 31, 2021 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill
GLAMGLOW	$54	November 30, 2020	$—
BECCA(2)	13	February 28, 2021	—
Total	67		—

Other intangible assets, net (trademark and customer lists)
GLAMGLOW	27	November 30, 2020	36
BECCA(2)	34	February 28, 2021	—
Total	61		36

Long-lived assets	33	March 31, 2021	35
Total	$161		$71

(1)See Note 3 - Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)See Note 4 – Charges Associated with Restructuring and Other Activities for further information relating to goodwill and other intangible asset impairment charges recorded in connection with the exit of the global distribution of BECCA products.

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

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At March 31, 2021, the fair values of the contingent consideration related to certain acquisition earn-outs were based on the Company’s estimate of the applicable financial targets as per the terms of the agreements. Significant changes in the projected future operating results would result in a significantly higher or lower fair value measurement. As these are unobservable inputs, the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy.

Changes in the fair value of the contingent consideration obligations for nine months ended March 31, 2021 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss) and were as follows:

(In millions)	Fair Value
Contingent consideration at June 30, 2020	$4
Changes in fair value	(2)
Contingent consideration at March 31, 2021	$2

NOTE 8 – REVENUE RECOGNITION
The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $50 million and $63 million as of March 31, 2021 and June 30, 2020, respectively. During the first quarter of fiscal 2021, the Company adopted ASC 326 using the modified retrospective transition approach and, accordingly, the prior comparative period was not restated. Under this new standard, the Company is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. In accordance with ASC 326, the Company evaluated certain criteria, including aging and historical write-offs, current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. Payment terms are short-term in nature and are generally less than one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows:

(In millions)
Balance at June 30, 2020	$36
ASC 326 cumulative effect adjustment (pre-tax)	4
Adjustment for expected credit losses	(5)
Write-offs, net & other	(10)
Balance at March 31, 2021	$25

As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables.

The remaining balance of the allowance for doubtful accounts of $25 million, as of March 31, 2021, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue
Changes in deferred revenue during the period are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
Deferred revenue, beginning of period	$420	$425	$279	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(25)	(26)	(198)	(268)
Revenue deferred (released) during the period	(30)	(37)	278	269
Other	(4)	—	2	—
Deferred revenue, end of period	$361	$362	$361	$362

Transaction Price Allocated to the Remaining Performance Obligations
At March 31, 2021, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $310 million, and the remaining balance will be recognized beyond the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – PENSION AND POST-RETIREMENT BENEFIT PLANS

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
The components of net periodic benefit cost for the three months ended March 31, 2021 and 2020 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$12	$9	$9	$9	$2	$—
Interest cost	8	9	2	3	1	2
Expected return on plan assets	(14)	(14)	(4)	(4)	(1)	—
Amortization of:
Actuarial loss	5	5	1	1	—	—
Settlements	—	—	1	—	—	—
Special termination benefits	—	—	1	1	—	—
Net periodic benefit cost	$11	$9	$10	$10	$2	$2

The components of net periodic benefit cost for the nine months ended March 31, 2021 and 2020 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$34	$29	$27	$27	$2	$2
Interest cost	23	26	7	8	4	5
Expected return on plan assets	(40)	(40)	(10)	(11)	(1)	(1)
Amortization of:
Actuarial loss	15	12	3	4	—	—
Settlements	—	—	1	—	—	—
Special termination benefits	—	—	10	1	—	—
Net periodic benefit cost	$32	$27	$38	$29	$5	$6

During the nine months ended March 31, 2021, the Company made contributions to its international pension plans totaling $22 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31 2021	June 30 2020
Other assets	$137	$127
Other accrued liabilities	(27)	(27)
Other noncurrent liabilities	(470)	(440)
Funded status	(360)	(340)
Accumulated other comprehensive loss	304	324
Net amount recognized	$(56)	$(16)

NOTE 10 – COMMITMENTS AND CONTINGENCIES
Commitments
In February 2021, the Company agreed to acquire additional shares in DECIEM Beauty Group Inc. (“DECIEM”) that will increase its existing equity interest from approximately 29% to approximately 76%. Upon closing, which is expected to occur in May 2021, the Company will pay approximately $1,000 million and will have the right to purchase, and will grant the remaining investors a right to sell to the Company, the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM.

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

NOTE 11 – STOCK PROGRAMS
Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, long-term price-vested units (“PVUs”) and share units. Compensation expense attributable to net stock-based compensation was $86 million and $71 million for the three months ended March 31, 2021 and 2020, respectively, and was $255 million and $210 million for the nine months ended March 31, 2021 and 2020, respectively.
Stock Options
During the nine months ended March 31, 2021, the Company granted stock options in respect of approximately 1.5 million shares of Class A Common Stock with an exercise price per share of $218.40 and a weighted-average grant date fair value per share of $54.61. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2021 was $317 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company granted RSUs in respect of approximately 1.0 million shares of Class A Common Stock during the nine months ended March 31, 2021 with a weighted-average grant date fair value per share of $219.01 that, at the time of grant, are scheduled to vest as follows: 0.3 million in fiscal 2022, 0.4 million in fiscal 2023 and 0.3 million in fiscal 2024. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
Performance Share Units
During the nine months ended March 31, 2021, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $218.11, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2023, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2020, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.5 million PSUs which vested as of June 30, 2020.
Long-term Performance Share Units
In March 2021, the Company granted to the Company’s Chief Executive Officer (“CEO”) PSUs with an aggregate payout of 68,578 shares of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award will vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period, and delivery of shares of the Company’s Class A Common Stock, if any, will be made on September 2, 2025. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock. The aggregate grant date fair value of the PSUs of approximately $20 million was estimated using the closing stock price of the Company's Class A Common Stock on the date of grant. As of March 31, 2021, the total unrecognized compensation cost related to unvested PSU awards was $20 million and the related period over which it is expected to be recognized is approximately 3.3 years, subject to the performance condition being met.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Price-Vested Units
In March 2021, the Company granted to the Company’s CEO PVUs with an aggregate payout of 85,927 shares, divided into three tranches, of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award will vest unless the Company has achieved positive Cumulative Operating Income, as defined in the price-vested unit award agreement, during the relevant performance period. In addition, the vesting of each tranche is contingent upon the Company’s achievement of the respective stock price goal, which means that the average closing price per share of the Company’s Class A Common Stock traded on the New York Stock Exchange be at or above the applicable stock price goal (noted in the table below) for 20 consecutive trading days during the applicable performance period. The number of shares subject to each tranche of the price-vested unit award, as well as the stock price goals, service periods, performance periods and share delivery dates for each tranche are as follows:

	Number of Shares per Tranche	Stock Price Goal (per Share)	Service Period	Performance Period for Stock Price Goal	Performance Period for Cumulative Operating Income Goal	Share Delivery Date
First tranche	27,457	$323.03	March 11, 2021 - June 30, 2024	March 11, 2021 - June 30, 2024	July 1, 2021 - June 30, 2025	September 2, 2025
Second tranche	28,598	$333.21	March 11, 2021 - June 30, 2024	March 11, 2021 - June 30, 2024	July 1, 2021 - June 30, 2025	September 2, 2025
Third tranche	29,872	$343.61	March 11, 2021 - June 30, 2024	March 11, 2021 - June 30, 2024	July 1, 2021 - June 30, 2025	September 2, 2025
Total shares	85,927

Generally, delivery of shares of the Company’s Class A Common Stock, if any, will be made on September 2, 2025. The PVUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock. The aggregate grant date fair value of the PVUs of approximately $20 million was estimated using the Monte Carlo Method, which requires certain assumptions. The assumptions used for this award were as follows:

Expected volatility	31.8%
Dividend yield	0.8%
Risk-free interest rate	0.4%
Expected term	3.3 years
As of March 31, 2021, the total unrecognized compensation cost related to unvested PVU awards was $20 million and the related period over which it is expected to be recognized is approximately 3.3 years, subject to the performance conditions and stock price goals being met.

NOTE 12 – NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2021	2020	2021	2020
Numerator:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$456	$(6)	$1,852	$1,146

Denominator:
Weighted-average common shares outstanding – Basic	363.6	360.2	362.9	360.6
Effect of dilutive stock options(1)	4.1	—	3.9	4.6
Effect of PSUs(1)	0.2	—	0.2	0.3
Effect of RSUs(1)	1.1	—	1.1	1.6
Weighted-average common shares outstanding – Diluted	369.0	360.2	368.1	367.1

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.25	$(.02)	$5.10	$3.18
Diluted	$1.24	$(.02)	$5.03	$3.12

(1)For the three months ended March 31, 2020, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
Stock options(1)	—	—	0.9	1.3
RSUs and PSUs(1)	—	—	0.1	—

(1)Not applicable for the three months ended March 31, 2020, since the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

As of March 31, 2021 and 2020, 0.9 million and 1.2 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 11 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – EQUITY
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	5,068	4,615	4,790	4,403
Common stock dividends	1	1	2	3
Stock-based compensation	162	144	439	354
Paid-in capital, end of the period	5,231	4,760	5,231	4,760

Retained earnings, beginning of the period	11,159	10,775	10,134	9,984
Common stock dividends	(195)	(174)	(563)	(506)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	456	(6)	1,852	1,146
Cumulative effect of adoption of new accounting standards	—	—	(3)	(29)
Retained earnings, end of the period	11,420	10,595	11,420	10,595

Accumulated other comprehensive loss, beginning of the period	(383)	(569)	(665)	(563)
Other comprehensive income (loss)	(104)	(143)	178	(149)
Accumulated other comprehensive loss, end of the period	(487)	(712)	(487)	(712)

Treasury stock, beginning of the period	(10,429)	(10,253)	(10,330)	(9,444)
Acquisition of treasury stock	(212)	(65)	(212)	(768)
Stock-based compensation	(1)	(2)	(100)	(108)
Treasury stock, end of the period	(10,642)	(10,320)	(10,642)	(10,320)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,528	4,329	5,528	4,329

Noncontrolling interests, beginning of the period	35	27	27	25
Net earnings attributable to noncontrolling interests	2	2	8	9
Distribution to noncontrolling interest holders	(6)	—	(6)	(4)
Other comprehensive (income) loss	(1)	—	1	(1)
Noncontrolling interests, end of the period	30	29	30	29

Total equity	$5,558	$4,358	$5,558	$4,358

Cash dividends declared per common share	$.53	$.48	$1.54	$1.39

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2021:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2020	August 31, 2020	September 15, 2020	$.48
October 30, 2020	November 30, 2020	December 15, 2020	$.53
February 4, 2021	February 26, 2021	March 15, 2021	$.53

On April 30, 2021, a dividend was declared in the amount of $.53 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on June 15, 2021 to stockholders of record at the close of business on May 28, 2021.

Common Stock
During the nine months ended March 31, 2021, the Company purchased approximately 1.2 million shares of its Class A Common Stock for $316 million. In March 2021, the Company resumed its repurchase of shares of the Company's Class A Common Stock.
During the nine months ended March 31, 2021, approximately 4.6 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2021:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Retirement Plan and Other Retiree Benefit Adjustments		Translation Adjustments		Total
Balance at June 30, 2020	$14	$(244)		$(435)		$(665)
OCI before reclassifications	(22)	1	(1)	175	(2)	154
Amounts reclassified to Net earnings	10	14		—		24
Net current-period OCI	(12)	15		175		178
Balance at March 31, 2021	$2	$(229)		$(260)		$(487)

(1)Consists of foreign currency translation gains.
(2)See Note 6 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three and nine months ended March 31, 2021 and 2020:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$(7)	$10	$(11)	$29	Net sales
Interest rate-related derivatives	(1)	—	(2)	—	Interest expense
	(8)	10	(13)	29
Benefit (provision) for deferred taxes	2	(2)	3	(7)	Provision for income taxes
	$(6)	$8	(10)	$22	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of actuarial loss	$(6)	$(6)	$(18)	$(16)	Other components of net periodic benefit cost (1)
Settlements	(1)	—	(1)	—	Other components of net periodic benefit cost (1)
	(7)	(6)	(19)	(16)	Earnings before income taxes (1)
Benefit for deferred taxes	3	1	5	3	Provision for income taxes
	$(4)	$(5)	$(14)	$(13)	Net earnings (loss)

Cumulative Translation Adjustments
Gain on previously held equity method investment	$—	$—	$—	$4	Other income
Loss on liquidation of an investment in a foreign subsidiary	—	—	—	(6)	Restructuring and other charges
	$—	$—	—	$(2)	Net earnings (loss)
Total reclassification adjustments, net	$(10)	$3	$(24)	$7	Net earnings (loss)

(1)See Note 9 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2021 and 2020 is as follows:

(In millions)	2021	2020
Cash:
Cash paid during the period for interest	$108	$94
Cash paid during the period for income taxes	$435	$472

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$68	$47
Right-of-use assets obtained in exchange for new operating lease liabilities	$167	$216

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,259	$1,723	$7,113	$5,770
Makeup	1,018	1,146	3,243	4,249
Fragrance	454	349	1,478	1,392
Hair Care	128	119	418	417
Other	15	8	37	36
	3,874	3,345	12,289	11,864
Returns associated with restructuring and other activities	(10)	—	(10)	—
Net sales	$3,864	$3,345	$12,279	$11,864

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$804	$418	$2,453	$1,822
Makeup	(72)	(283)	(115)	(790)
Fragrance	47	—	248	163
Hair Care	(17)	(2)	(10)	10
Other	(1)	1	(1)	7
	761	134	2,575	1,212
Reconciliation:
Charges associated with restructuring and other activities	(145)	(25)	(191)	(63)
Interest expense	(43)	(42)	(131)	(112)
Interest income and investment income, net	9	14	40	41
Other components of net periodic benefit cost	(2)	(1)	(12)	(3)
Other income	—	—	—	576
Earnings before income taxes	$580	$80	$2,281	$1,651

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$916	$892	$2,837	$3,278
Europe, the Middle East & Africa	1,706	1,525	5,276	5,281
Asia/Pacific	1,252	928	4,176	3,305
	3,874	3,345	12,289	11,864
Returns associated with restructuring and other activities	(10)	—	(10)	—
Net sales	$3,864	$3,345	$12,279	$11,864

Operating income (loss):
The Americas	$155	$(217)	$256	$(571)
Europe, the Middle East & Africa	361	202	1,429	1,084
Asia/Pacific	245	149	890	699
	761	134	2,575	1,212
Charges associated with restructuring and other activities	(145)	(25)	(191)	(63)
Operating income	$616	$109	$2,384	$1,149

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – SUBSEQUENT EVENTS

Debt

In April 2021, the Company repaid $450 million aggregate principal amount of its 1.70% Senior Notes due May 10, 2021 in full, partially from proceeds from the 2031 Senior Notes issued in March 2021 and cash on hand, and the corresponding interest rate swaps were settled.

Derivative Financial Instruments

In April 2021, the Company entered into an interest rate swap agreement with a notional amount of $300 million to partially convert the fixed rate interest on its outstanding 2031 Senior Notes, to variable interest rates based on three-month LIBOR plus a margin. This interest rate swap agreement was designated as a fair value hedge.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS

We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and nine months ended March 31, 2021 and 2020, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
NET SALES
By Product Category:
Skin Care	$2,259	$1,723	$7,113	$5,770
Makeup	1,018	1,146	3,243	4,249
Fragrance	454	349	1,478	1,392
Hair Care	128	119	418	417
Other	15	8	37	36
	3,874	3,345	12,289	11,864
Returns associated with restructuring and other activities	(10)	—	(10)	—
Net sales	$3,864	$3,345	$12,279	$11,864

By Region(1):
The Americas	$916	$892	$2,837	$3,278
Europe, the Middle East & Africa	1,706	1,525	5,276	5,281
Asia/Pacific	1,252	928	4,176	3,305
	3,874	3,345	12,289	11,864
Returns associated with restructuring and other activities	(10)	—	(10)	—
Net sales	$3,864	$3,345	$12,279	$11,864

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$804	$418	$2,453	$1,822
Makeup	(72)	(283)	(115)	(790)
Fragrance	47	—	248	163
Hair Care	(17)	(2)	(10)	10
Other	(1)	1	(1)	7
	761	134	2,575	1,212
Charges associated with restructuring and other activities	(145)	(25)	(191)	(63)
Operating income	$616	$109	$2,384	$1,149

By Region(1):
The Americas	$155	$(217)	$256	$(571)
Europe, the Middle East & Africa	361	202	1,429	1,084
Asia/Pacific	245	149	890	699
	761	134	2,575	1,212
Charges associated with restructuring and other activities	(145)	(25)	(191)	(63)
Operating income	$616	$109	$2,384	$1,149

(1) The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.3	25.0	23.2	23.5
Gross profit	75.7	75.0	76.8	76.5

Operating expenses:
Selling, general and administrative	55.5	60.7	55.1	56.9
Restructuring and other charges	3.4	0.7	1.4	0.5
Goodwill impairment	—	8.2	0.4	6.6
Impairment of other intangible and long-lived assets	0.9	2.1	0.5	2.8
Total operating expenses	59.8	71.7	57.4	66.8

Operating income	15.9	3.3	19.4	9.7
Interest expense	1.1	1.3	1.1	1.0
Interest income and investment income, net	0.2	0.4	0.3	0.3
Other components of net periodic benefit cost	0.1	—	0.1	—
Other income	—	—	—	4.9

Earnings before income taxes	15.0	2.4	18.6	13.9
Provision for income taxes	(3.2)	(2.5)	(3.4)	(4.2)

Net earnings (loss)	11.9	(0.1)	15.1	9.7
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	—

Net earnings (loss) attributable to The Estée Lauder Companies Inc.	11.8%	(0.2)%	15.1%	9.7%

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
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

COVID-19 Business Update

The COVID-19 pandemic continues to disrupt our operating environment, temporarily impacting retail traffic and certain consumer preferences. During the three months ended March 31, 2021, the resurgence of COVID-19 cases in several countries, particularly in Western Europe and Latin America, led to government restrictions to prevent further spread of the virus. These restrictions included temporary business closures, curtailment of travel, social distancing and quarantines.

Retail impact

While most brick-and-mortar retail stores globally that sell our products, whether operated by us or our customers, were open during the third quarter of fiscal 2021, most notably in China and the United States, there were intermittent closures throughout the rest of the world. In the United Kingdom, Japan, Canada, Italy, Spain, France, Mexico and Brazil, in particular, many retail stores were temporarily closed for some period during the third quarter of fiscal 2021 due to the resurgence of COVID-19 cases. Globally, in areas where stores were open, consumer traffic was significantly reduced as compared to the pre-COVID-19 pandemic period. In addition, while domestic travel in China, especially in Hainan, and some other travel corridors in Asia/Pacific, most notably Korea, were open, international travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations.

Somewhat offsetting the significant declines in brick-and-mortar channels, net sales growth of our products online (through our own websites, third-party platforms and websites of our retailers) has remained strong in every region during the third quarter of fiscal 2021.

Consumer Preferences

The COVID-19 pandemic-related closures of offices, retail stores and other businesses and the significant decline in social gatherings have influenced consumer preferences and practices. Specifically, the demand for makeup continues to be weak given fewer makeup usage occasions while other categories have been more resilient.

Cost Controls

In response to the ongoing impacts from the COVID-19 pandemic, we continue to implement cost control actions in certain areas of the business to effectively manage the changing business environment.

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

THE ESTÉE LAUDER COMPANIES INC.
During the third quarter of fiscal 2021, net sales increased approximately 16% from the prior-year period, reflecting an easier comparison against the outbreak of COVID-19 in early calendar 2020. We saw increases across most product categories and all regions, as well as strong growth online.

•Our skin care net sales benefited from the launch of the new Estée Lauder Advanced Night Repair Synchronized Multi-Recovery Complex, the launch of the new The Concentrate from La Mer and strength in basic skin care from Clinique. Dr. Jart+ and Origins also contributed to skin care growth. These new products support high-loyalty hero franchises.
•The COVID-19 pandemic limited social and business activities and consumers wore less makeup. Demand for lipstick and foundation were most acutely impacted, contributing to lower makeup net sales across the portfolio. Our brands continued to generate interest in makeup through virtual marketing efforts such as classes, virtual try on technology and greater emphasis on social media platforms, as well as a focus on sub-categories that continue to resonate with consumers.
•Our fragrance net sales increased in the third quarter of fiscal 2021, reflecting strength in luxury and artisanal scents. Fragrance net sales growth was led by Jo Malone London, Tom Ford Beauty, Kilian Paris and Le Labo. The category also benefited from the launch of Beautiful Magnolia from Estée Lauder.
•Our hair care net sales increased, reflecting Aveda's launch of Botanical Repair in the first quarter of fiscal 2021.

Our net sales growth by geographic region in the third quarter of fiscal 2021 reflects, in part, the cadence of COVID-19 recovery and resurgence around the world.

•Net sales increased in The Americas, reflecting some recovery in North America compared to the prior year where brick-and-mortar retail locations were shut down toward the end of the fiscal 2020 third quarter as COVID-19 spread globally. This was partially offset by declines in Latin America where many retail locations closed as the resurgence of COVID-19 led to increased government restrictions and store closures during the third quarter of fiscal 2021.
•The Europe, the Middle East & Africa region net sales returned to growth, led by our travel retail business, direct-to-consumer online and retailer restocking in advance of further recovery.
•The Asia/Pacific region grew, reflecting increases in mainland China, Australia, Korea, and several smaller markets.

Outlook

The COVID-19 pandemic has disrupted business both for our Company and for the retailers who sell our products. There have been restructurings and bankruptcies in the retail industry, including among our customers and an acceleration in the shifts in preferences as to where and how consumers shop, as well as changes in their preferences for certain products. We are mindful that these trends may continue to impact the pace of recovery. The continued curtailment in international travel is also affecting our travel retail business in most of the world, which had been historically one of our fastest growth areas. In addition to impacting net sales and profitability, these and other challenges may impact our ability to collect receivables and our operating cash flows generally, and may adversely impact the goodwill and other intangible assets associated with our brands and the long-lived assets in certain of our freestanding stores (i.e. resulting in impairments).

We continue to monitor the effects of the global macroeconomic environment; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues. For example, we continue to monitor the geopolitical tensions between the United States and China and the uncertainties caused by the evolving trade policy dispute, which could increase our cost of sales and negatively impact our overall net sales, or otherwise have a material adverse effect on our business. We also note that the United Kingdom reached a trade agreement and completed its transition out of the European Union (“EU”) in December 2020 (i.e. “Brexit”), and we continue to monitor the potential political and economic uncertainties from Brexit.

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

Leading Beauty Forward Program and Post-COVID Business Acceleration Program

Information about our restructuring initiatives, the Leading Beauty Forward Program and the Post-COVID Business Acceleration Program, are described in Notes to Consolidated Financial Statements, Note 4 – Charges Associated with Restructuring and Other Activities herein, as well as, in Notes to Consolidated Financial Statements, Note 10 – Charges Associated with Restructuring and Other Activities and in the Overview on page 30 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Goodwill and Other Intangible Asset Impairments

During November 2020, given the actual and the estimate of the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting us and lower than expected results from geographic expansion, we made further revisions to the internal forecasts relating to our GLAMGLOW reporting unit. We concluded that the changes in circumstances in this reporting unit triggered the need for an interim impairment review of its trademark and goodwill. These changes in circumstances were also an indicator that the carrying amounts of GLAMGLOW's long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed an interim impairment test for the trademark and a recoverability test for the long-lived assets as of November 30, 2020. We concluded that the carrying value of the trademark for GLAMGLOW exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $21 million. In addition, we concluded that the carrying value of the GLAMGLOW customer lists intangible asset was fully impaired and recorded an impairment charge of $6 million. The fair value of all other long-lived assets of GLAMGLOW exceeded their carrying values and were not impaired as of November 30, 2020. After adjusting the carrying values of the trademark and customer lists intangible assets, we completed an interim quantitative impairment test for goodwill and recorded a goodwill impairment charge of $54 million, reducing the carrying value of goodwill for the GLAMGLOW reporting unit to zero. The fair value of the GLAMGLOW reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The impairment charges for the nine months ended March 31, 2021 were reflected in the skin care product category and in the Americas region. As of March 31, 2021, the remaining carrying value of the trademark related to the GLAMGLOW reporting unit was $36 million.

NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$3,864	$3,345	$12,279	$11,864
$ Change from prior-year period	519		415
% Change from prior-year period	16%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	13%		2%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased for the three months ended March 31, 2021, primarily reflecting higher net sales in our skin care and fragrance product categories and in all geographic regions. The net sales growth in our skin care product category reflected higher net sales from Estée Lauder, La Mer and Clinique, as well as net sales growth from Dr. Jart+ and Origins. Fragrance net sales increased, primarily benefiting from higher net sales from Jo Malone London and Tom Ford Beauty. The net sales growth in the skin care and fragrance product categories reflected the success of hero product franchises, new product offerings and successful holiday events. Net sales grew internationally, led by higher net sales in mainland China and in our travel retail business, as well as net sales growth in Australia, Korea and and Hong Kong. Direct-to-consumer online net sales grew double-digits, representing approximately 15% of net sales for the three months ended March 31, 2021 compared to approximately 12% in the prior-year period.

Reported net sales increased for the nine months ended March 31, 2021, primarily reflecting higher net sales in our skin care and fragrance product categories and in our Asia/Pacific region. The net sales increase in our skin care product category was primarily driven by higher net sales from Estée Lauder, La Mer, Dr. Jart+ and Clinique. Fragrance net sales increased, primarily benefiting from higher net sales from Jo Malone London and Tom Ford Beauty. Net sales in Asia/Pacific increased, primarily due to higher net sales in mainland China and Korea. Despite the net sales growth in our travel retail business (primarily in Hainan), net sales in our Europe, the Middle East & Africa region declined due to the continued challenges of the COVID-19 pandemic, including temporary retail store closures and reduced consumer foot traffic in brick-and-mortar retail locations, the continued curtailment of international travel, and continued social distancing and quarantines. Direct-to-consumer online net sales continued to have strong growth, representing approximately 18% of net sales for the nine months ended March 31, 2021 compared to approximately 12% in the prior-year period.

The total net sales changes were impacted by approximately $95 million and $212 million of favorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2021 third quarter impact of returns associated with restructuring and other activities of approximately $10 million.
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$2,259	$1,723	$7,113	$5,770
$ Change from prior-year period	536		1,343
% Change from prior-year period	31%		23%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	28%		21%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported skin care net sales increased for the three months ended March 31, 2021, reflecting higher net sales from Estée Lauder, La Mer and Clinique of approximately $502 million, combined. Net sales increased from Estée Lauder and La Mer, led by our travel retail business (primarily in Hainan) and mainland China, reflecting strong growth from direct-to-consumer online net sales of products from these brands primarily due to the successful holiday and promotional events. Net sales increased from Estée Lauder, reflecting the continued success of hero product franchises, such as Advanced Night Repair, Revitalizing Supreme+ and Daywear, as well as fiscal 2021 product launches, such as Advanced Night Repair Synchronized Multi-Recovery Complex, Revitalizing Supreme+ Bright, and the relaunch of Perfectionist Pro. The increase in net sales from La Mer also benefited from the continued success of hero products, such as Crème de la Mer, The Concentrate, The Treatment Lotion and The Eye Concentrate, as well as the fiscal 2021 launch of the Genaissance de la Mer The Concentrated Night Balm and targeted expanded consumer reach. Net sales increased from Clinique for the three months ended March 31, 2021, primarily due to higher net sales in our travel retail business (primarily in Hainan) and in North America, reflecting the continued success of existing products, such as Dramatically Different products and Even Better Clinical Radical Dark Spot Corrector + Interrupter, and new product launches, such as Moisture Surge 100H Auto-Replenishing Hydrator.
Reported skin care net sales increased for the nine months ended March 31, 2021, reflecting higher net sales from Estée Lauder, La Mer, and Clinique, as well as incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter, of approximately $1,452 million, combined. Net sales increased from Estée Lauder, La Mer and Clinique, as noted above.
The skin care net sales increases were impacted by approximately $58 million and $139 million of favorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$1,018	$1,146	$3,243	$4,249
$ Change from prior-year period	(128)		(1,006)
% Change from prior-year period	(11)%		(24)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(13)%		(25)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased for the three and nine months ended March 31, 2021, due to lower net sales from virtually all brands, led by M·A·C, Estée Lauder and Clinique, combined, of approximately $115 million and $766 million, respectively. The makeup product category continues to be more negatively impacted by the effects of the COVID-19 pandemic, especially the challenging environment in brick-and-mortar retail locations, the continued consumer preference for skin care products, and the limited use of makeup. The continued decline in prestige makeup and ongoing competitive activity in North America also contributed to the decline in net sales from these brands in both periods.

The makeup net sales decreases were impacted by approximately $24 million and $46 million of favorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$454	$349	$1,478	$1,392
$ Change from prior-year period	105		86
% Change from prior-year period	30%		6%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	27%		5%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three months ended March 31, 2021, primarily due to higher net sales from Jo Malone London and Tom Ford Beauty of approximately $86 million, combined, and net sales of products from these brands increased in all geographic regions. Jo Malone London benefited from successful holiday and promotional events and new product launches, such as the Blossoms Collection and Scarlet Poppy Cologne Intense. The increase in net sales from Tom Ford Beauty was primarily due to the continued success of hero product franchises, such as Oud Wood and Black Orchid, the continued success of the fiscal 2021 second quarter launch of Bitter Peach, and new product launches in the third quarter of fiscal 2021, such as Tubereuse Nue and Costa Azzurra.

Reported fragrance net sales increased for the nine months ended March 31, 2021, primarily due to higher net sales from Jo Malone London and Tom Ford Beauty of approximately $110 million, combined. The increase in net sales from Jo Malone London, led by mainland China and North America, was primarily due to successful holiday and promotional events, the success of certain hero product franchises and new product launches, such as Scents for the Season, the Blossoms Collection and Scarlet Poppy. Net sales from Tom Ford Beauty increased for the nine months ended March 31, 2021, reflecting growth in all geographic regions, benefiting from the continued success of hero product franchises and new product launches, such as Bitter Peach, Tubereuse Nue and Costa Azzurra.

Partially offsetting these increases in net sales for the nine months ended March 31, 2021, were lower net sales from certain of our designer fragrances, led by our travel retail business, primarily due to the continued challenging environment as a result of the COVID-19 pandemic.

The fragrance net sales increases were impacted by approximately $10 million and $21 million of favorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$128	$119	$418	$417
$ Change from prior-year period	9		1
% Change from prior-year period	8%		—%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	6%		(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported hair care net sales increased for the three months ended March 31, 2021, primarily due to higher net sales from Aveda driven by the success of existing product franchises, such as Nutriplenish, and the continued success of the fiscal 2021 first quarter launch of Botanical Repair, which led to growth in all geographic regions.

Reported hair care net sales for the nine months ended March 31, 2021 were virtually flat, reflecting higher net sales primarily from Aveda, as noted above, partially offset by lower net sales from Bumble and bumble, reflecting the net sales decline in North America primarily due to temporary salon and freestanding store closures as a result of the COVID-19 pandemic.
The increases in net sales for the three and nine months ended March 31, 2021 from Aveda also reflected strong growth from direct-to-consumer online net sales.

Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$916	$892	$2,837	$3,278
$ Change from prior-year period	24		(441)
% Change from prior-year period	3%		(13)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%		(12)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas increased for the three months ended March 31, 2021, led by the United States of approximately $26 million, and in all product categories, except makeup. The increase in the United States partially reflected a recovery compared to the prior-year challenges stemming from the outbreak of COVID-19.

Partially offsetting this increase in net sales for the three months ended March 31, 2021, were lower net sales in Latin America due to the resurgence of COVID-19 cases in certain countries that led to government restrictions, as well as the continued decline in North America prestige makeup and the ongoing competitive activity.

Reported net sales in The Americas decreased in virtually all countries for the nine months ended March 31, 2021, led by the United States of approximately $387 million, and in all product categories, led by makeup. The net sales decrease in the region was led by M·A·C and Estée Lauder (primarily due to the declines in the makeup category), as a result of the continued challenging environment caused by the COVID-19 pandemic, including the resurgence of COVID-19 cases, reduced consumer traffic in brick-and-mortar retail locations, and continued social distancing. The decline in North America prestige beauty, primarily makeup, and the ongoing competitive activity also contributed to the decline in net sales.

Direct-to-consumer online net sales in The Americas grew double digits for the three and nine months ended March 31, 2021, and represented approximately 19% and 22% of total net sales in the region compared to approximately 15% and 14% in the prior-year periods, respectively.

Net sales in The Americas were impacted by approximately $10 million and $39 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$1,706	$1,525	$5,276	$5,281
$ Change from prior-year period	181		(5)
% Change from prior-year period	12%		—%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	10%		(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales for the three months ended March 31, 2021 increased in Europe, the Middle East & Africa, reflecting higher net sales in our travel retail business and Russia of approximately $221 million, combined. Despite the continued curtailment of international travel as a result of the COVID-19 pandemic, the increase in net sales from our travel retail business was led by the continued success of hero product franchises from Estée Lauder, La Mer and Origins, reflecting the increase in China travel retail (primarily Hainan) due, in part, to increased duty-free purchase limits and the acceleration of new digital selling models. The net sales increase from Russia primarily reflects the timing of shipments related to retailer restocking and the shift in sales orders from some retailers in the prior-year period related to a system implementation.

Partially offsetting these increases in net sales for the three months ended March 31, 2021, were lower net sales from the United Kingdom, reflecting the continued challenges from the resurgence of COVID-19 cases that led to government restrictions, such as quarantines and temporary closures of businesses deemed non-essential.

Reported net sales for the nine months ended March 31, 2021 decreased in Europe, the Middle East & Africa, reflecting lower net sales in most markets across the region, led by the United Kingdom, France and Iberia of approximately $159 million, combined. The decrease in net sales from these markets reflects the continued challenges from the COVID-19 pandemic, including the resurgence of COVID-19 cases that led to government restrictions, such as temporary store closures and quarantines, and reduced consumer traffic in brick-and-mortar retail. The adverse macroeconomic conditions and the liquidation of a key retailer in the fiscal 2021 second quarter also contributed to the decrease in net sales in the United Kingdom.

Partially offsetting these decreases for the nine months ended March 31, 2021, were higher net sales from our travel retail business, led by the continued success of hero product franchises from Estée Lauder and La Mer, primarily driven by the increases in net sales in China travel retail (primarily Hainan), as noted above.

For the three and nine months ended March 31, 2021, despite the challenges in brick-and-mortar retail locations, direct-to-consumer online net sales in Europe, the Middle East & Africa more than doubled, representing approximately 4% and 5%, respectively, of total net sales in the region compared to approximately 2% in both prior-year periods.

Net sales in Europe, the Middle East & Africa were impacted by approximately $24 million and $54 million of favorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$1,252	$928	$4,176	$3,305
$ Change from prior-year period	324		871
% Change from prior-year period	35%		26%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	26%		20%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased for the three months ended March 31, 2021, reflecting higher net sales primarily in mainland China, Australia, Korea and Hong Kong of approximately $334 million, combined, and in all product categories. The increase in net sales in mainland China reflected higher net sales in all product categories, led by skin care. The success of holiday and promotional events in mainland China contributed to growth in virtually all brands and all channels, led by Estée Lauder and La Mer and department stores and third-party platforms, respectively. Net sales in Australia increased in all product categories and from all brands, led by Estée Lauder and Clinique, driven by a recovery compared to the prior-year challenges stemming from the outbreak of COVID-19. Net sales increased in Korea, reflecting growth in all product categories, except makeup, and benefited from the increase in net sales from Dr. Jart+ and Jo Malone London. Net sales in Hong Kong increased for the three months ended March 31, 2021, in all product categories, except makeup, and from most brands, led by La Mer and Estée Lauder, reflecting an easy comparison to the prior-year period as a result of the outbreak of COVID-19. Direct-to-consumer online net sales in Asia/Pacific for the three months ended March 31, 2021 grew double digits.

Partially offsetting these increases in net sales for the three months ended March 31, 2021 were lower net sales in Japan primarily due to the ongoing challenges stemming from the COVID-19 pandemic, including reduced consumer traffic in brick-and-mortar retail locations, the continued curtailment of international travel, and social distancing and quarantines.

Reported net sales in Asia/Pacific increased for the nine months ended March 31, 2021, reflecting higher net sales primarily in mainland China and Korea of approximately $984 million, combined, and in our skin care product category. The increase in net sales in mainland China reflected higher net sales primarily in our skin care product category, led by Estée Lauder, La Mer and Dr. Jart+, as well as third-party platforms and department stores. Net sales increased in Korea, primarily benefiting from incremental net sales from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter and higher net sales from Jo Malone London. Direct-to-consumer online net sales in Asia/Pacific for the nine months ended March 31, 2021 grew double digits, representing approximately 31% of total net sales in the region compared to approximately 25% in the prior-year period.

Partially offsetting these increases for the nine months ended March 31, 2021, were lower net sales in Japan and Hong Kong of approximately $122 million, combined, primarily due to the ongoing challenges stemming from the COVID-19 pandemic, including reduced consumer traffic in brick-and-mortar retail locations, the continued curtailment of international travel, social distancing and quarantines, and border closures in Hong Kong.

Net sales in Asia/Pacific were impacted by approximately $80 million and $196 million of favorable foreign currency translation for the three and nine months ended March 31, 2021, respectively.
We strategically stagger our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.
GROSS MARGIN
Gross margin increased to 75.7% and 76.8% for the three and nine months ended March 31, 2021, respectively, as compared with 75.0% and 76.5% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2021
	Three Months Ended	Nine Months Ended
Mix of business	235	100
Obsolescence charges	(65)	(30)
Manufacturing costs and other	(30)	—
Foreign exchange transactions	(50)	(40)
Subtotal	90	30
Charges associated with restructuring and other activities	(20)	—
Total	70	30

The favorable impact from our mix of business for the three and nine months ended March 31, 2021 was primarily due to the favorable change in product category mix (i.e. a decline in net sales of our lower margin makeup category, led by North America and Europe, the Middle East & Africa (primarily our travel retail business)), favorable changes in strategic pricing, lower costs from product sets, and lower costs of promotional items as a result of reduced consumer traffic in brick-and-mortar retail locations. For the three months ended March 31, 2021, the favorable impact from our mix of business was also driven by an increase in net sales of our higher margin luxury and artisanal fragrance brands.
OPERATING EXPENSES

Operating expenses as a percentage of net sales was 59.8% and 57.4% for the three and nine months ended March 31, 2021, respectively, as compared with 71.7% and 66.8% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2021
	Three Months Ended	Nine Months Ended
General and administrative expenses	(230)	(180)
Advertising, merchandising, sampling and product development	200	60
Selling	520	320
Stock-based compensation	(20)	(40)
Store operating costs	70	30
Shipping	—	(10)
Foreign exchange transactions	(10)	20
Subtotal	530	200
Charges associated with restructuring and other activities	(270)	(90)
Goodwill, other intangible and long-lived asset impairments	940	850
Changes in fair value of contingent consideration	(10)	(20)
Total	1,190	940

THE ESTÉE LAUDER COMPANIES INC.
For the three months ended March 31, 2021, the decrease in operating expense margin was driven by higher net sales compared to the prior-year period that reflected the negative impact of the outbreak of COVID-19; the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $313 million; and a decrease in selling expense, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, store closures, and the continued shift in consumer preference to online. The advertising, merchandising, sampling and product development favorability was driven by the increase in net sales, partially offset by the increase in advertising and promotional expense, primarily due to continued strategic investments and a difficult comparison to the prior-year period that reflected cost saving actions implemented in response to the impacts of the COVID-19 pandemic.

For the nine months ended March 31, 2021, the decrease in operating expense margin was driven by the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $1,009 million, as well as favorability from selling expense and advertising and promotional expense, as noted above.

Partially offsetting these favorable impacts for the three and nine months ended March 31, 2021 were increases in general and administrative expenses, primarily due to an increase in employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation as a result of the anticipated impacts of the COVID-19 pandemic.
OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$616	$109	$2,384	$1,149
$ Change from prior-year period	507		1,235
% Change from prior-year period	100+%		100+%

Operating margin	15.9%	3.3%	19.4%	9.7%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	66%		16%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The reported operating margin for the three and nine months ended March 31, 2021 increased from the prior-year periods driven by the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $313 million and $1,009 million for the three and nine months end March 31, 2021, respectively, the decrease in operating expenses as a percentage of net sales and the increase in gross margin, as previously noted.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities of $145 million, or 4% of net sales and $25 million, or 1% of net sales for the three months ended March 31, 2021 and 2020, respectively, and $191 million, or 2% of net sales and $63 million, or 1% of net sales for the nine months ended March 31, 2021 and 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$804	$418	$2,453	$1,822
$ Change from prior-year period	386		631
% Change from prior-year period	92%		35%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	70%		35%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income increased for the three months ended March 31, 2021, primarily driven by higher results from Estée Lauder, La Mer, GLAMGLOW and Clinique of approximately $454 million, combined. The increases in operating income from Estée Lauder, La Mer and Clinique were primarily driven by the increases in net sales. The higher results from La Mer were partially offset by the increase in advertising and promotional expense, primarily due to investments to support holiday and promotional events and a difficult comparison to the prior-year period that reflected cost saving actions implemented in response to the impacts of the COVID-19 pandemic. Operating income from GLAMGLOW increased for the three months ended March 31, 2021, driven by the favorable year-over-year impact of goodwill and other intangible asset impairments of $53 million.

Partially offsetting the increase in operating income for the three months ended March 31, 2021, were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation as a result of the anticipated impacts of the COVID-19 pandemic.

Reported skin care operating income increased for the nine months ended March 31, 2021, primarily driven by higher results from Estée Lauder, La Mer and Clinique of approximately $888 million, combined. The increases in operating income from these brands primarily reflected higher net sales, as well as lower selling expenses due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, store closures, and the continued shift in consumer preference to online. These increases were partially offset by increased advertising and promotional activities primarily to support holiday and promotional events and new product launches.

Partially offsetting the increase in operating income for the nine months ended March 31, 2021, were higher general and administrative expenses, primarily due to increased employee incentive compensation and lower results from GLAMGLOW driven by the unfavorable year-over-year impact of goodwill and other intangible asset impairments of $28 million.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating loss	$(72)	$(283)	$(115)	$(790)
$ Change from prior-year period	211		675
% Change from prior-year period	75%		85%

Non-GAAP Financial Measure(1):
% Change in operating loss from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments	(100+)%		(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating results increased for the three and nine months ended March 31, 2021, driven by the favorable year-over-year impact of goodwill and other intangible asset impairments related to Too Faced, BECCA and Smashbox, combined, of approximately $280 million and $1,057 million for the three and nine months, respectively.

Partially offsetting the decreases in operating loss for the three and nine months ended March 31, 2021, were lower results from M·A·C primarily due to the decrease in net sales, offset by lower selling expense and store operating costs, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, store closures, and the continued shift in consumer preference to online, as well as disciplined expense management. Also offsetting the decreases in operating loss for the three and nine months ended March 31, 2021 were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation as a result of the anticipated impacts of the COVID-19 pandemic, as well as the unfavorable year-over-year impact of long-lived asset impairments in certain of our freestanding stores relating to COVID-19 of $14 million.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$47	$—	$248	$163
$ Change from prior-year period	47		85
% Change from prior-year period	—%		52%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of long-lived asset impairments and changes in fair value of contingent consideration	—%		60%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported fragrance operating income increased for the three and nine months ended March 31, 2021, primarily reflecting higher results from Tom Ford Beauty and Jo Malone London, combined, of approximately $62 million and $110 million, respectively. In both periods, the increases in operating income from these brands reflected higher net sales and lower selling expenses due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, store closures, and the continued shift in consumer preference to online.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting the increases in operating income for the three and nine months ended March 31, 2021, were increases from Jo Malone London in advertising and promotional activities primarily driven by increased spend for digital advertising and to support new product launches and a difficult comparison to the prior-year period that reflected cost saving actions implemented in response to the impacts of the COVID-19 pandemic.
Also offsetting the increases in fragrance operating income for the three and nine months ended March 31, 2021 were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation as a result of the anticipated impacts of the COVID-19 pandemic, as well as the unfavorable year-over-year impact of long-lived asset impairments in certain of our freestanding stores relating to COVID-19 of $8 million.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income (loss)	$(17)	$(2)	$(10)	$10
$ Change from prior-year period	(15)		(20)
% Change from prior-year period	(100+)%		(100+)%
Reported hair care operating results decreased for the three and nine months ended March 31, 2021, primarily driven by higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation as a result of the anticipated impacts of the COVID-19 pandemic.
Partially offsetting the decrease in operating results for the nine months ended March 31, 2021, were higher results from Aveda driven by the successes of existing product franchises, a new launch and holiday events, as discussed above.
Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income (loss)	$155	$(217)	$256	$(571)
$ Change from prior-year period	372		827
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	20%		(39)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas for the three and nine months ended March 31, 2021, driven by the favorable year-over-year impact of goodwill, other intangible and long-lived asset impairments of approximately $346 million and $1,042 million, for the three and nine months, respectively, and lower selling expenses due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, discussed above.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting the increases in operating results for the three and nine months ended March 31, 2021 were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation as a result of the anticipated impacts of the COVID-19 pandemic.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$361	$202	$1,429	$1,084
$ Change from prior-year period	159		345
% Change from prior-year period	79%		32%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of long-lived asset impairments and changes in fair value of contingent consideration	97%		35%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported operating income increased in Europe, the Middle East & Africa for the three and nine months ended March 31, 2021, primarily driven by higher results from our travel retail business and Russia, combined, of approximately $194 million and $458 million, respectively, reflecting the increase in net sales and disciplined expense management.
Partially offsetting the increases in operating income for the three and nine months ended March 31, 2021 is the impact of long-lived asset impairments in certain of our freestanding stores relating to COVID-19 of $33 million. Also offsetting the increase in operating results for the nine months ended March 31, 2021 were lower results from most markets across the region, primarily driven by the declines in net sales.
Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$245	$149	$890	$699
$ Change from prior-year period	96		191
% Change from prior-year period	64%		27%
Reported operating income increased in Asia/Pacific for the three and nine months ended March 31, 2021, primarily reflecting higher results from mainland China. In both periods, the increase in operating income from mainland China was driven by the increase in net sales, partially offset by the increase in advertising and promotional expense, primarily due to investments to support holiday events and campaigns and new product launches and a difficult comparison to the prior-year period that reflected cost saving actions implemented in response to the impacts of the COVID-19 pandemic.
Partially offsetting the increases in operating income for the three and nine months ended March 31, 2021 were lower results from Japan, reflecting the decrease in net sales.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2021	2020	2021	2020
Interest expense	$43	$42	$131	$112
Interest income and investment income, net	$9	$14	$40	$41
Interest expense increased for the nine months ended March 31, 2021, primarily due to the issuance of additional long-term debt in November 2019 and April 2020.
Interest income and investment income, net decreased for the three and nine months ended March 31, 2021, reflecting decreases in investment income due to lower interest rates, partially offset by higher equity method investment income from our minority investments.
OTHER INCOME
On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, we estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in the first quarter of fiscal 2021. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value of $682 million, resulting in the recognition of a gain of $549 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated other comprehensive income. The total gain on our previously held equity method investment of $553 million is included in Other income in the accompanying consolidated statements of earnings for the nine months ended March 31, 2020.
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, we transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, we recognized a foreign currency gain of $23 million, which is also included in Other income in the accompanying consolidated statements of earnings for the nine months ended March 31, 2020. See Notes to Consolidated Financial Statements, Note 2 – Acquisition of Business for additional information.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2021	2020	2021	2020
Effective rate for income taxes	21.0%	105.0%	18.5%	30.0%
Basis-point change from the prior-year period	(8,400)		(1,150)

THE ESTÉE LAUDER COMPANIES INC.
For the three and nine months ended March 31, 2021, the decrease in the effective tax rate was primarily attributable to the impact of nondeductible goodwill charges recognized in the three and nine months ended March 31, 2020 and a lower effective tax rate on our foreign operations. The lower amount of earnings before income taxes for the three and nine months ended March 31, 2020 increased the impact of the nondeductible charges.

The effective tax rate for the three and nine months ended March 31, 2021 included the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act (the “TCJA”) that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, which includes our 2019 and 2020 fiscal years. We have elected to apply the GILTI high-tax exception to fiscal 2021, 2020 and 2019. The election for fiscal 2021 resulted in reductions of 100 basis points and 110 basis points to the effective tax rates for the three and nine months ended March 31, 2021, respectively. The impact of the elections with respect to fiscal 2020 and 2019 was recognized as a discrete item in the provision for income taxes in the second and third quarters of fiscal 2021 and resulted in reductions of 30 basis points and 220 basis points to the effective tax rates for the three and nine months ended March 31, 2021, respectively.

NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2021	2020	2021	2020
As Reported:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$456	$(6)	$1,852	$1,146
$ Change from prior-year period	462		706
% Change from prior-year period	100+%		62%
Diluted net earnings (loss) per common share	$1.24	$(.02)	$5.03	$3.12
% Change from prior-year period	100+%		61%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, other income and changes in fair value of contingent consideration	92%		23%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings (loss) per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill, other intangible and long-lived asset impairments relating to COVID-19; other income; the changes in the fair value of contingent consideration.

THE ESTÉE LAUDER COMPANIES INC.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Three Months Ended March 31		Variance	% Change	% Change in Constant Currency
($ in millions, except per share data)	2021	2020
Net sales, as reported	$3,864	$3,345	$519	16%	13%
Returns associated with restructuring and other activities	10	—	10
Net sales, as adjusted	$3,874	$3,345	$529	16%	13%

Operating income, as reported	$616	$109	$507	100+%	100+%
Charges associated with restructuring and other activities	145	25	120
Goodwill, other intangible and long-lived asset impairments	33	346	(313)
Changes in fair value of contingent consideration	—	(2)	2
Operating income, as adjusted	$794	$478	$316	66%	64%

Diluted net earnings (loss) per common share, as reported	$1.24	$(.02)	$1.26	100+%	100+%
Charges associated with restructuring and other activities	.31	.05	.26
Goodwill and other intangible asset impairments	.07	.83	(.76)
Changes in fair value of contingent consideration	—	(.01)	.01
Diluted net earnings (loss) per common share, as adjusted	$1.62	$0.85	$.77	92%	88%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31		Variance	% Change	% Change in constant currency
	2021	2020
Net sales, as reported	$12,279	$11,864	$415	3%	2%
Returns associated with restructuring and other activities	10	—	10
Net sales, as adjusted	$12,289	$11,864	$425	4%	2%

Operating income, as reported	$2,384	$1,149	$1,235	100+%	100+%
Charges associated with restructuring and other activities	191	63	128
Goodwill, other intangible and long-lived asset impairments	114	1,123	(1,009)
Changes in fair value of contingent consideration	(2)	(9)	7
Operating income, as adjusted	$2,687	$2,326	$361	16%	14%

Diluted net earnings (loss) per common share, as reported	$5.03	$3.12	$1.91	61%	59%
Charges associated with restructuring and other activities	.41	.14	.27
Goodwill, other intangible and long-lived asset impairments	.25	2.62	(2.37)
Other income	—	(1.23)	1.23
Changes in fair value of contingent consideration	(.01)	(.02)	.01
Diluted net earnings (loss) per common share, as adjusted	$5.68	$4.63	$1.05	23%	20%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Variance
By Product Category:
Skin Care	$2,259	$1,723	$536	$(58)	$478	31%	28%
Makeup	1,018	1,146	(128)	(24)	(152)	(11)	(13)
Fragrance	454	349	105	(10)	95	30	27
Hair Care	128	119	9	(2)	7	8	6
Other	15	8	7	—	7	88	88
	3,874	3,345	529	(94)	435	16	13
Returns associated with restructuring and other activities	(10)	—	(10)	(1)	(11)
Total	$3,864	$3,345	$519	$(95)	$424	16%	13%

By Region:
The Americas	$916	$892	$24	$10	$34	3%	4%
Europe, the Middle East & Africa	1,706	1,525	181	(24)	157	12	10
Asia/Pacific	1,252	928	324	(80)	244	35	26
	3,874	3,345	529	(94)	435	16	13
Returns associated with restructuring and other activities	(10)	—	(10)	(1)	(11)
Total	$3,864	$3,345	$519	$(95)	$424	16%	13%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
($ in millions)	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020	Variance
By Product Category:
Skin Care	$7,113	$5,770	$1,343	$(139)	$1,204	23%	21%
Makeup	3,243	4,249	(1,006)	(46)	(1,052)	(24)	(25)
Fragrance	1,478	1,392	86	(21)	65	6	5
Hair Care	418	417	1	(4)	(3)	—	(1)
Other	37	36	1	(1)	—	3	—
	12,289	11,864	425	(211)	214	4	2
Returns associated with restructuring and other activities	(10)	—	(10)	(1)	(11)
Total	$12,279	$11,864	$415	$(212)	$203	3%	2%

By Region:
The Americas	$2,837	$3,278	$(441)	$39	$(402)	(13)%	(12)%
Europe, the Middle East & Africa	5,276	5,281	(5)	(54)	(59)	—	(1)
Asia/Pacific	4,176	3,305	871	(196)	675	26	20
	12,289	11,864	425	(211)	214	4	2
Returns associated with restructuring and other activities	(10)	—	(10)	(1)	(11)
Total	$12,279	$11,864	$415	$(212)	$203	3%	2%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration:

	As Reported
($ in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Variance	Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
By Product Category:
Skin Care	$804	$418	$386	$(54)	$—	$332	92%	70%
Makeup	(72)	(283)	211	(265)	—	(54)	75	(100+)
Fragrance	47	—	47	7	2	56	—	—
Hair Care	(17)	(2)	(15)	(1)	—	(16)	(100+)	(100+)
Other	(1)	1	(2)	—	—	(2)	(100+)	(100+)
	761	134	627	$(313)	$2	$316	100+%	66%
Charges associated with restructuring and other activities	(145)	(25)	(120)
Total	$616	$109	$507

By Region:
The Americas	$155	$(217)	$372	$(346)	$—	$26	100+%	20%
Europe, the Middle East & Africa	361	202	159	33	2	194	79	97
Asia/Pacific	245	149	96	—	—	96	64	64
	761	134	627	$(313)	$2	$316	100+%	66%
Charges associated with restructuring and other activities	(145)	(25)	(120)
Total	$616	$109	$507

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Variance, as adjusted	% Change, as reported	% Change, as adjusted
($ in millions)	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020	Variance
By Product Category:
Skin Care	$2,453	$1,822	$631	$27	$3	$661	35%	35%
Makeup	(115)	(790)	675	(1,042)	—	(367)	85	(100+)
Fragrance	248	163	85	7	4	96	52	60
Hair Care	(10)	10	(20)	(1)	—	(21)	(100+)	(100+)
Other	(1)	7	(8)	—	—	(8)	(100+)	(100+)
	2,575	1,212	1,363	$(1,009)	$7	$361	100+%	16%
Charges associated with restructuring and other activities	(191)	(63)	(128)
Total	$2,384	$1,149	$1,235

By Region:
The Americas	$256	$(571)	$827	$(1,042)	$3	$(212)	100+%	(39)%
Europe, the Middle East & Africa	1,429	1,084	345	33	4	382	32	35
Asia/Pacific	890	699	191	—	—	191	27	27
	2,575	1,212	1,363	$(1,009)	$7	$361	100+%	16%
Charges associated with restructuring and other activities	(191)	(63)	(128)
Total	$2,384	$1,149	$1,235

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2021, we had cash and cash equivalents of $6,399 million compared with $5,022 million at June 30, 2020. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
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
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 26, 2021, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt

At March 31, 2021, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (14)	$635	$—	$635
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (14)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (14)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (14)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (14)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”) (7), (14),(15)	592	—	592
2.600% Senior Notes, due April 15, 2030 (“2030 Senior Notes”) (8), (14)	680	—	680
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (14)	641	—	641
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (14)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (14)	496	—	496
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (12), (14)	256	—	256
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”) (13), (14), (15)	—	451	451
Other long-term borrowings	2	—	2
Other current borrowings	—	20	20
	$5,487	$471	$5,958

(1)Consists of $650 million principal, unamortized debt discount of $8 million and debt issuance costs of $7 million.
(2)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(3)Consists of $450 million principal, net unamortized debt premium of $9 million and debt issuance costs of $4 million.
(4)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(5)Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(6)Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(7)Consists of $600 million principal, unamortized debt discount of $4 million and debt issuance costs of $4 million.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $4 million and a $15 million adjustment to reflect the fair value of interest rate swaps.
(9)Consists of $650 million principal, unamortized debt discount of $5 million and debt issuance costs of $4 million.
(10)Consists of $500 million principal and debt issuance costs of $2 million.
(11)Consists of $500 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(12)Consists of $250 million principal and a $6 million adjustment to reflect the fair value of interest rate swaps.
(13)Consists of $450 million principal and a $1 million adjustment to reflect the fair value of interest rate swaps.
(14)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
(15)See Note 16 – Subsequent Events for further information relating to the repayment of the $450 million principal amount made and the interest rate swap agreement relating to the 2031 Senior Notes entered into subsequent to March 31, 2021.
In August 2020, we repaid the remaining $750 million borrowed under our $1,500 million revolving credit facility that was outstanding as of June 30, 2020.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 52% and 61% at March 31, 2021 and June 30, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Nine Months Ended March 31
(In millions)	2021	2020
Net cash provided by operating activities	$2,777	$1,945
Net cash used for investing activities	$(577)	$(1,557)
Net cash provided by (used for) financing activities	$(862)	$1,525

The change in net cash flows from operations reflected the improvement in working capital, primarily due to other accrued liabilities, driven by an increase in accrued employee incentive compensation, as previously discussed, and accounts payable, partially offset by the unfavorable change in accounts receivable due to the increase in net sales. The change in net cash flows from operations also reflects higher earnings before taxes, excluding non-cash items.
The change in net cash flows used for investing activities primarily reflected cash paid in fiscal 2020 relating to the second quarter acquisition of Have&Be Co. Ltd., partially offset by the settlement of net investment hedges.
The change in net cash flows from financing activities primarily reflected lower proceeds relating to the issuance of long-term debt (the November 2019 and April 2020 issuances in fiscal 2020, compared to the March 2021 issuance in fiscal 2021), the fiscal 2021 repayment of borrowings under our revolving credit facility, partially offset by lower treasury stock repurchases.
Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2021, see Notes to Consolidated Financial Statements, Note 13 – Equity.
Pension and Post-retirement Plan Funding
There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Commitments, Contractual Obligations and Contingencies
In February 2021, we agreed to acquire additional shares in DECIEM Beauty Group Inc. (“DECIEM”) that will increase our existing equity interest from approximately 29% to approximately 76%. Upon closing, which is expected to occur in May 2021, we will pay approximately $1,000 million and will also have the right to purchase, and will grant the remaining investors a right to sell to us, the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM. There have been no other significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 10 – Contingencies.
Derivative Financial Instruments and Hedging Activities
For a discussion of our derivative financial instruments and hedging activities, see Notes to Consolidated Financial Statements, Note 6 – Derivative Financial Instruments.
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 6 – Derivative Financial Instruments (Cash Flow Hedges, Net Investment Hedges).
Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 6 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $198 million and $222 million as of March 31, 2021 and June 30, 2020, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase (decrease) by approximately $(58) million and $9 million as of March 31, 2021 and June 30, 2020, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures, including impacts of COVID-19, as of March 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 10 – Contingencies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2021	8,164	$239.71	—	34,741,624
February 2021	—	—	—	34,741,624
March 2021	738,279	287.71	737,783	34,003,841
	746,443	287.19	737,783

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.
In March 2021, we resumed the repurchase of shares of our Class A Common Stock pursuant to our share repurchase program. Subsequent to March 31, 2021 and as of April 26, 2021, we purchased approximately 0.2 million additional shares for $66 million.

THE ESTÉE LAUDER COMPANIES INC.
Item 6. Exhibits.

Exhibit Number	Description

4.1
Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.2	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

10.1
Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).* †

10.2
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).* †

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 is formatted in iXBRL

* Incorporated herein by reference.
†  Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/TRACEY T. TRAVIS
Date: May 3, 2021		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)