Form 10-K
period 2021-06-30
ESTEE LAUDER COMPANIES INC
filed 2021-08-27
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $61 billion at December 31, 2020 (the last business day of the registrant’s most recently completed second quarter).*
At August 20, 2021, 233,045,213 shares of the registrant’s Class A Common Stock, $.01 par value, and 128,242,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 12, 2021	Part III
* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include our expectations regarding sales, earnings or other future operations, financial performance or liquidity, our long-term strategy, restructuring and similar initiatives, product introductions, geographic regions or channels, information technology initiatives, social impact and sustainability initiatives, and new methods of sale. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Information.”  In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”
Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.
PART I

Item 1.  Business.
The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers, marketers and sellers of quality skin care, makeup, fragrance and hair care products. Our products are sold in approximately 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Too Faced, Dr. Jart+, and The Ordinary. We are also the global licensee for fragrances, cosmetics and/or related products sold under various designer brand names. Each brand is distinctly positioned within the market for cosmetics and other beauty products.
We believe we are a leader in the beauty industry due to the global recognition of our brand names, our excellence in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services. We sell our prestige products through distribution channels that complement the luxury image and prestige status of our brands, and we provide “High-Touch” consumer experiences across our distribution channels. Our products are sold on our own and authorized retailer websites, on third-party online malls, in stores in airports, in duty-free locations and in our own and authorized freestanding stores. In addition, our products are sold in brick-and-mortar retail stores, including department stores, specialty-multi retailers, upscale perfumeries and pharmacies and prestige salons and spas. We believe that our strategy of pursuing selective distribution heightens the aspirational quality of our brands.
For a discussion of recent developments, including the impacts to consumer preferences and market trends due to the COVID-19 pandemic, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.
The discussion of our net sales and operating results is based on specific markets in commercially concentrated locations, which may include separate discussions on territories within a country. For segment and geographical area financial information, see Item 8. Financial Statements and Supplementary Data – Note 22 – Segment Data and Related Information.
We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 20, 2021, shares of our Company's Class A Common Stock and Class B Common Stock having approximately 85% of the outstanding voting power of the Common Stock.

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

Acquired in 1999, Jo Malone London is a scented British lifestyle brand with understated elegance, offering enchanted story-telling and “High-Touch” boutique services. The brand’s famous colognes are perfect alone or artfully layered with Fragrance Combining. Jo Malone London embodies the spirit of gifting generosity and inspires emotional elevation.

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

Acquired in 2016, Kilian Paris is a prestige fragrance brand that embodies timeless sophistication and modern luxury.

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

In 2021, we increased our investment in Deciem Beauty Group Inc. (“DECIEM”) to approximately 76%. Known as “The Abnormal Beauty Company,” DECIEM is a Toronto-based, vertically integrated multi-brand beauty company rooted in a consumer-focused and functional approach. Its portfolio includes The Ordinary, an ingredient-focused brand, and NIOD, a science-driven skin care brand.

Under exclusive global license arrangements with Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors and Ermenegildo Zegna, we manage a diversified designer fragrance portfolio.

In addition to the brands described above, we manufacture and sell products under the Do The Right Thing brand. In fiscal 2021, we made the decision to exit the global distribution of BECCA products, a makeup brand we acquired in 2016. We expect to substantially complete this exit during fiscal 2022. During fiscal 2021, we ceased global distribution of Prescriptives and Rodin olio lusso products and did not renew the license with Kiton.

From time to time, we also make strategic minority investments in other companies, mainly in the beauty industry. In some cases, we have acquired the remaining interest or a majority interest (e.g., Have & Be Co. Ltd. (i.e. Dr. Jart+) and Deciem Beauty Group Inc., respectively). Our current minority investments include a company based in India that manufactures, markets and sells Ayurvedic skin care and other products under the Forest Essentials brand name, primarily in India.
Our “heritage brands” are Estée Lauder, Clinique and Origins. Our “makeup artist brands” are M·A·C and Bobbi Brown. Our “luxury brands” are La Mer, Jo Malone London, Tom Ford Beauty, AERIN, Le Labo, Editions de Parfums Frédéric Malle and Kilian Paris. Our “designer fragrances” are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, and Ermenegildo Zegna brand names, which we license from their respective owners.

Social Impact and Sustainability

In fiscal 2021, we continued to further integrate social impact and sustainability into our strategy and business operations. Our social impact and sustainability initiatives help drive innovation, growth and efficiency across the business and within our brand portfolio. Areas of focus include climate and energy; packaging; responsible sourcing; ingredient transparency; inclusion, diversity and equity; employee health and safety; and social investments. We have set goals or made commitments for these focus areas. For example, our goals related to climate and energy support efficiency and conservation within our facilities and internal supply chain, and some of these goals are also intended to help us reduce cost and waste.

Our Nominating and ESG Committee, one of our Board committees, has oversight responsibility for our Company’s environmental, social and governance (“ESG”) activities and practices, including citizenship and sustainability matters. Our social impact and sustainability efforts are led by our Executive Chairman and our President and Chief Executive Officer. Other members of senior management, along with employees across the organization, help to drive our strategic initiatives concerning social impact and sustainability.

Additional information related to our social impact and sustainability matters can be found at www.elcompanies.com.

Distribution

We sell our prestige products through distribution channels that complement the luxury image and prestige status of our brands, and we provide “High-Touch” consumer experiences across our distribution channels. Our products are sold on our own and authorized retailer websites, on third-party online malls, in stores in airports, in duty-free locations and in our own and authorized freestanding stores. In addition, our products are sold in brick-and-mortar retail stores, including department stores, specialty-multi retailers, upscale perfumeries and pharmacies and prestige salons and spas. Our general practice is to accept returns of our products from customers if properly requested and approved.
In fiscal 2021, we were impacted by the dramatic shifts in our distribution landscape and consumer behaviors attributable to the COVID-19 pandemic. While we and certain retailers and distributors closed or decreased our presence in a number of existing points of distribution, we also continued to strategically open new points of distribution globally and saw an expansion of online sales globally.
Online, we sell products from most of our brands direct-to-consumer through our brand.com sites and third-party online malls. We also sell our products wholesale to authorized retailers that resell online through retailer.com and pure-play sites. Our sites are in approximately 50 countries. While today a majority of these online sales are generated in mainland China, the United States and the United Kingdom, we continue to expand rapidly in other markets globally.
As of June 30, 2021, we operated approximately 1,600 freestanding stores. The total reflects the net impact during fiscal 2021 of store closures related to the Post-COVID Business Acceleration Program, the decision not to renew leases at certain locations, certain freestanding stores previously operated by authorized third parties that were transitioned to us and existing DECIEM stores due to the increase in our ownership in that company. Most freestanding stores are operated by us under a single brand name, such as M·A·C, Jo Malone London, Aveda, Origins, Le Labo or DECIEM. We also operate over 200 multi-branded company stores in outlet malls. There are also approximately 700 Company-branded freestanding stores around the world operated by authorized third parties, primarily in Europe, the Middle East & Africa and Asia/Pacific.
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
Customers
Our strategy is to build strong relationships globally with select retailers, and our senior management works with executives of our major retail accounts on a regular basis in support of these relationships. We believe we are viewed as an important supplier to these customers. In addition, we connect with our consumers directly through freestanding stores, e-commerce sites and social media to build a robust omnichannel experience that allows a consumer to shop in these and other channels.
Our largest customer in fiscal 2021 sells products primarily in China travel retail and accounted for 14% of our consolidated net sales for fiscal 2021, 7% for fiscal 2020 and 5% for fiscal 2019, and 10%, and 24%, of our accounts receivable at June 30, 2021 and 2020, respectively.

Marketing
Our strategy to market and promote our products begins with our well-diversified portfolio of more than 25 distinctive brands across four product categories. Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies where our global reputation and awareness of our brands benefit us. Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local relevance, inclusiveness and appeal. This strategy is built around “Bringing the Best to Everyone We Touch.” Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high-quality products as the foundation for a solid and loyal consumer base. Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application. As our business has grown and channel mix has evolved, we have further expanded our marketing philosophy and “High-Touch” execution to build both online and offline personalized consumer experiences through digital and physical demonstration, targeted digital media and tailored trial-to-loyalty pathways. We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” consumer engagement and a diversified portfolio of brands, channels and geographies.

Our marketing strategies vary by brand, local market and distribution channel. We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s equity, distribution, product focus, understanding of the core consumer and local relevance. This enables us to elevate the consumer experience as we attract new consumers, create trial, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors. Hero products are at the core of our brand marketing strategies. They are the pillars of our brands and historically have provided strong results through high repeat sales and consumer loyalty. In addition to continuing to attract existing consumers, our hero products provide an opportunity for new consumers to be introduced to our desirable products, creating consumer traffic across all channels of distribution. We aim to further strengthen our hero products through continuous review of our product portfolio and strategic innovation. Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively. This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods. Most of our creative marketing work is done by in-house teams, in collaboration with external resources, that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand. For a number of products, we create and deploy 360° integrated consumer engagement programs. We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites through digital and social media, magazines and newspapers, television, billboards in cities and airports, and direct mail and email. In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.

We are increasing our brand awareness and sales through our strategic emphasis on technology, by continuing to elevate our digital presence encompassing e-commerce and m-commerce, as well as digital, social media and influencer marketing. We are investing in new analytical capabilities to promote a more personalized experience across our distribution channels. We continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce and m-commerce businesses via digital and social marketing activities designed to build brand equity and “High-Touch” consumer engagement, in order to continue to offer better experiences and services and set the standard for prestige beauty shopping online. We also support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites. We have opportunities to expand our brand portfolio online around the world, and we continue to invest in new omnichannel concepts in the United States, China and other markets to increase brand loyalty by better serving consumers as they shop across channels and travel corridors. We have dedicated resources to implement creative, coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

Promotional activities, in-store displays, and online navigation are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings from the respective brands. Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as sampling programs, including purchase with purchase and gift with purchase. Sampling is a key promotional activity as the quality and perceived benefits of sample products are very effective inducements to purchases by new and existing consumers. Such activities attract consumers and keep existing consumers engaged. Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty advisors and makeup artists at the points of sale to enable us to offer a seamless experience across channels of distribution.

The COVID-19 pandemic has had a significant impact on consumer behaviors and has accelerated the trend for a digital-first consumer journey and e-commerce. This provided a catalyst for redesigning each brand's “High-Touch” experience and accelerated changes to our direct-to-consumer business models and consumer engagement programs, such as selling through social media and web conferencing platforms (“Virtual Selling”). These models and programs continue to provide distinct one-to-one and one-to-many “High-Touch” omnichannel services and personalized experiences by leveraging technology and our talented beauty advisors, consultants, and makeup artists.
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
We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies across various aspects of our business. During fiscal 2021, we responded to shifting consumer and employee behaviors driven by the COVID-19 pandemic. We invested in new marketing and consumer engagement capabilities globally with a focus on innovative digital experiences across our omnichannel landscape, as well as enabling productivity of an increasingly remote workforce through new solutions. Our strategy over the next few years includes continuing to build a strong and secure technology infrastructure to adapt to evolving business dynamics, which includes the expansion of our seamless omnichannel capabilities and our Virtual Selling, the creation of more modernized manufacturing and distribution facilities (including upgrades to existing facilities) powered by technology and the utilization of predictive analytics to optimize our supply and demand planning.
Research and Development
We believe that we are an industry leader in the development of new products. Our research and development group, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products. In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver environmentally responsible products that meet or exceed consumer expectations. The research and development group has both long-standing and continually growing research-based working relationships with several U.S. and international dermatology and medical institutions, research universities and educational facilities, which supplement internal capabilities. Members of the research and development group are also responsible for product safety, registration and regulatory compliance matters. As our business continues to grow globally, and to satisfy the demand for locally relevant consumer products, we have increased our focus on innovation in Asia/Pacific, especially in China, as well as in Japan and Korea. In fiscal 2021, we began construction at a newly leased site that will become our innovation center in Shanghai, as we aim to better meet the needs of consumers through local relevancy with superior capabilities in product and package design and consumer and clinical testing. Construction is in progress and the facility is expected to be operational in late fiscal 2022.
Our research and development costs totaled $243 million, $228 million and $202 million in fiscal 2021, 2020 and 2019, respectively, and are expensed as incurred. As of June 30, 2021, we had approximately 1,000 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.

Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in our own facilities in the United States, Belgium, Switzerland, the United Kingdom and Canada and also leverage global third-party manufacturing networks. We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency and reduce costs. Our plants are modern, and our manufacturing processes are substantially automated. In fiscal 2021, we began construction of a new manufacturing facility near Tokyo, which is expected to enable us to better meet demand and increase speed to market in the Asia/Pacific region. Construction is in progress and the facility is expected to be operational in early fiscal 2023. While we believe that our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time-to-time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe, this will not impact our ability to meet our annual or long-term strategic objectives.
We have established a flexible global distribution network of logistic providers that are managed by us or third parties. The network is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network, particularly as we work to anticipate and respond to channel shifts. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers and consumers.

As discussed above, we continue to focus on social impact and sustainability across our operations. Focus areas include employee health and safety and minimizing our impact on the environment. This is achieved, in part, through investment in equipment while enhancing the work environment through safe practices and capabilities. We also engage in initiatives to improve our equipment and buildings to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, zero industrial waste to landfill and investment in renewable energy sources.

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

Some of our products rely on single-source or a limited number of suppliers; however, we believe we have a robust business continuity strategy, sophisticated capacity planning tools and strategic inventory buffer and multi-sourcing solutions. In the past, we have been able to obtain an adequate supply of essential raw materials and packaging components for virtually all materials used in the production of our products. We currently believe we have adequate resources of supply and that our portfolio of suppliers has the resources and facilities to overcome most unforeseen interruptions of supply.
We are continually benchmarking the performance of our supply chain, and we augment our supply base and adjust our distribution networks and manufacturing plants and networks based upon the changing needs of the business. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.
As a response to the COVID-19 pandemic, we have leveraged our network of global supply, manufacturing and distribution, to help mitigate disruption to our supply chain and help enable our return to normal operations. By the end of the first quarter of fiscal 2021, and throughout fiscal 2021, all of our manufacturing and distribution facilities were operating at sufficient levels.

Competition
There is significant competition within each market where our skin care, makeup, fragrance and hair care products are sold. Brand recognition, product quality and effectiveness, distribution channels, accessibility, and price point are some of the factors that impact consumers’ choices among competing products and brands. Marketing, merchandising, in-store and online experiences and demonstrations, and new product innovations also have an impact on consumers’ purchasing decisions. There continues to be increased interest and awareness from our customers and consumers in environmentally sustainable products, and we believe we are well-positioned to benefit from the resulting change in consumer preferences due to our social impact and sustainability efforts. With our portfolio of diverse brands sold in a variety of channels, we are one of the world’s leading manufacturers, marketers and sellers of skin care, makeup, fragrance and hair care products.

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; Shiseido Company, Ltd.; L Brands; Natura & Co.; Beiersdorf; LVMH Moët Hennessey Louis Vuitton; Chanel S.A.; Kao Corp; and LG Household & Health Care. We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr. Jart+, DECIEM and The Ordinary and the names of many of the products sold under these brands. We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Dr. Andrew Weil, Ermenegildo Zegna and AERIN. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements. We protect our trademarks in the United States and significant markets worldwide. We consider the protection of our trademarks to be important to our business.

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

Human Capital

We strive to operate responsibly and to build a sustainable business based on uncompromising ethics, integrity, fairness, diversity and trust, consistent with our Company values. We view human capital management and the strength of our employees as integral to the long-term success and resilience of our business. Our human capital management includes the following strategic areas, each of which is discussed further below:

•Inclusion, Diversity and Equity - Fostering an inclusive, diverse and equitable culture that provides our employees with personal and professional development opportunities, which helps to attract and retain the best talent and drive long-term growth.
•Talent Recruitment, Retention, Learning and Development - Affording our employees learning opportunities to drive career development and enhance innovation, which helps to create strong and sustainable leadership across the organization and support ongoing development of new products and services.
•Health and Safety - Striving to provide a healthy and safe workplace for our employees, which we believe also enhances productivity.
•Employee Rewards - Offering competitive compensation and benefit packages to support our employees’ physical, mental and financial well-being, which helps us attract, incentivize and retain world-class talent.
•Volunteerism and Community Engagement - Supporting volunteer efforts by our employees because our long-term success is closely tied to the vitality of the communities where we have a presence.

Our Board of Directors and its committees provide oversight to management on a wide range of human capital matters, including inclusion and diversity, health and safety, pay equity and compensation and benefits. We had approximately 62,000 and 75,000 employees worldwide, including demonstrators at points of sale who are employed by us, as of June 30, 2021 and 2020, respectively. The fiscal 2021 reduction in employees was driven primarily by fewer point of sale employees due to the COVID-19 pandemic, including a combination of door closures and on-going in-store capacity restrictions, decisions to reduce the number of on-call and temporary employees, and voluntary resignations. At June 30, 2021, approximately 72% of our global employees were full-time, approximately 15% were temporary and approximately 13% were part-time employees, with approximately 30% of our global employees located in the United States and approximately 70% located outside of the United States. We recognize the importance of female representation, and, as of June 30, 2021, approximately 82% of our employees were female and approximately 55% of our employees at the level of Vice President and above were female. We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by works council agreements or other syndicate arrangements.

Inclusion, Diversity and Equity

We are committed to supporting an inclusive and diverse workplace that better enables us to create innovative products and services as we continually strive to meet the evolving needs of our diverse global consumers. Our objective in creating an environment of inclusion, diversity and equity is to enhance our ability to attract and retain the best talent globally and promote a sense of belonging. We continuously encourage a culture of fairness, equal access to opportunities, including positions of leadership, and transparency in employment matters. We have enhanced our strategy in many areas including hiring, employee engagement, development and talent management to further support inclusion, diversity and equity across the organization.

We are proud of our history of driving awareness and acceptance around the world and for standing up for the rights of individuals in the workplace and beyond. We have accelerated our efforts to make racial equity a priority by announcing a series of commitments across our business, focusing on U.S. operations. Areas where we have made commitments include programs related to listening and learning, talent and opportunity, representation, suppliers and investing in change.

We are also committed to gender equity and equitable pay practices. We have a number of programs to help accelerate the development and promotion of women, such as our Women's Leadership Network, and during fiscal 2021, we announced a plan to achieve gender pay equity across the organization.

We continue to prioritize cross-generational inclusion and diversity to help cultivate talent within our workforce. We are committed to various programs to continue our investment at all levels of seniority and tenure, including our Global Reverse Mentor Program that pairs seasoned leaders with more junior talent and was designed to give insights to the leadership team on current millennial and Gen Z habits, preferences and trends.

Talent Recruitment, Retention, Learning and Development

Hiring, retaining and developing the best talent globally is key to our success in sustaining long-term growth. Our talent strategy is focused on employee engagement and investments in career development, as well as measuring, recognizing and rewarding performance. Our investments include providing programs to ensure our employees are equipped with the right skillsets and knowledge, as well as opportunities to transfer to other functions or regions through short-term and long-term assignments. We believe these programs and opportunities create a pipeline of talent and leadership, necessary to drive and deliver on our long-term strategy.

To enhance our culture and measure our human capital objectives, we regularly engage with our employees. We provide several mechanisms for our employees to provide their feedback, including direct discussions with managers, employee surveys and interactive townhall meetings. Key topics covered during employee engagement include inclusion, diversity and equity, learning and development, work-life structure, and employee benefits. Based on our review of employee survey results, action plans are implemented to enhance employee satisfaction and to ensure alignment with our overall human capital strategy.
An important element of our talent strategy is succession planning and building leadership at various levels across the organization. We regularly discuss potential successors to key roles, review relevant backgrounds and capabilities and develop succession plans accordingly.

To enhance innovation, productivity and our speed to market, we aim to foster an environment of curiosity and to create a workplace that encourages continuous learning and development. We offer training and development programs that are focused on strengthening leadership and professional skills at various stages of an employee’s career. Our programs are offered through in-person, online or virtual learning experiences.

In response to the COVID-19 pandemic, we adjusted and reprioritized our training and development programs and delivery methods to meet the needs of our employees who are working from home. These changes included delivering learning experiences around subject matters such as managing remotely, mental health awareness and building resilience during uncertain times, as well as pivoting traditional in-person sessions to virtual instructor-led learning. In addition, we continue to curate digital content to support “business as usual” focus areas, such as performance development, as well as socially relevant information around racial justice and inclusion and diversity.

Health and Safety

We are committed to providing a healthy and safe workplace for our employees. We establish and update safety policies and procedures, train employees on our safety guidelines and local requirements, and create a culture focused on safety through ongoing communication, awareness and engagement. Throughout the COVID-19 pandemic, we implemented new health and safety protocols and modified a number of our business practices to protect our employees, including allowing our office-based employees to work remotely, imposing restrictions for business travel, and implementing safety measures for on-site employees.

Employee Rewards

We offer compelling and competitive compensation packages with the objectives to attract, motivate and retain world-class talent, and we are committed to fair and equitable pay across the organization. Employee compensation is based on specific circumstances, including role and experience, geographic location and performance. In addition to base pay, we offer annual incentive awards and equity awards for employees at certain job grades.

To support the health and well-being of our employees, we offer competitive benefit packages that may include pension and post-retirement benefit plans, health and wellness benefits, flexible working arrangements, parental (maternal and paternal) leave, adoption assistance and education-related benefits, which may vary by country.
In response to the challenges stemming from the COVID-19 pandemic, we developed several employee initiatives that were implemented at the global, regional and local levels with the objective to support the physical, mental and financial well-being of our employees.

Volunteerism and Community Engagement

We are dedicated to being active and respectful citizens, and we engage in philanthropic and employee volunteering efforts to enhance the communities we touch. We are inspired by the generosity of our employees and encourage them to become involved in their communities by offering programs to support the causes that matter to them. To empower employees, ELC Good Works, our global charitable and volunteerism program, allows eligible employees to create and participate in volunteer activities, with their cash donations matched by the Company and volunteer hours rewarded through additional cash donations by the Company.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold. Such laws and regulations relate to a wide range of matters including ingredients, manufacturing, labeling, packaging, marketing, advertising, transport and the sale, disposal and safety of our products, as well as environmental matters. Compliance with these laws and regulations has not had and is not expected to have a material adverse effect on the Company’s capital expenditures, including capital expenditures for environmental control facilities, earnings or competitive position.

Seasonality

Our results of operations in total, by region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year. The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by consumers for special events and by retailers for holiday selling seasons. Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by key shopping events, as well as variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Corporate Governance Guidelines and Code of Conduct
The Board of Directors has developed corporate governance practices to help it fulfill its responsibilities to stockholders in providing general direction and oversight of management. These practices are set forth in our Corporate Governance Guidelines. We also have a Code of Conduct (“Code”) applicable to all employees, officers and directors of the Company, including the Chief Executive Officer, the Chief Financial Officer and other senior financial officers. These documents and any waiver of a provision of the Code granted to any senior officer or director or any material amendment to the Code may be found in the “Investors” section of our website: www.elcompanies.com under the heading “Corporate Governance.” The charters for the Audit Committee, Compensation Committee and Nominating and ESG Committee may be found in the same location on our website. Stockholders may also contact Investor Relations at 767 Fifth Avenue, New York, New York 10153 to obtain a hard copy of these documents without charge.
Information about our Executive Officers*

Name	Age	Position(s) Held
Roberto Canevari(1)	55	Executive Vice President – Global Supply Chain
John Demsey	65	Executive Group President
Fabrizio Freda	63	President, Chief Executive Officer and a Director
Carl Haney	58	Executive Vice President, Global Research Product and Innovation Officer
Jane Hertzmark Hudis	61	Executive Group President
Leonard A. Lauder	88	Chairman Emeritus and a Director
Ronald S. Lauder	77	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	61	Executive Chairman and a Director
Sara E. Moss	74	Vice Chairman
Michael O’Hare	53	Executive Vice President – Global Human Resources
Gregory F. Polcer(1)	66	Executive Vice President – Global Supply Chain
Cedric Prouvé	61	Group President – International
Deirdre Stanley	56	Executive Vice President and General Counsel
Tracey T. Travis	59	Executive Vice President and Chief Financial Officer
Alexandra C. Trower(2)	56	Executive Vice President – Global Communications
Meridith Webster(2)	45	Executive Vice President – Global Communications and Public Affairs
*as of August 20, 2021, except as otherwise noted below
(1) Mr. Canevari joined the Company in April 2021, and Mr. Polcer retired from the Company effective July 1, 2021.
(2) Ms. Webster joined the Company in May 2021, and Ms. Trower retired from the Company effective July 1, 2021.

All of the executive officers named above have been employees of the Company for more than five years, with the exception of Roberto Canevari, Deirdre Stanley and Meridith Webster. Mr. Canevari joined the Company in 2021; previously, from July 2019 to April 2021, he served as Executive Vice President, Supply Chain, Europe, at Unilever PLC, a consumer goods company, and from September 2012 to June 2019, he was Chief Supply Chain Officer at Burberry Group PLC, a global luxury brand. Ms. Stanley joined the Company in 2019; previously, she served as General Counsel for Thomson Reuters Corporation, a provider of business information services, and its predecessor company for 17 years. Ms. Webster joined the Company in 2021; previously from January 2021 to May 2021, she served as Chief of Staff, Domestic Policy Council, The White House; from 2018 to 2021, she was Chief Communications Officer, Vox Media, Inc., an independent media company; from 2017 to 2018, Ms. Webster was Managing Director for Public Affairs at Emerson Collective, an organization focused on a wide range of initiatives including education, immigration, climate, and cancer research and treatment, and from 2011 to 2017, she served at Bloomberg L.P., a provider of business and financial information and news, in a variety of roles, including the Global Head of Public Affairs.

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Chair, Parkside Global Advisors, an international consulting company, and former Senior International Partner, WilmerHale, a law firm
Rose Marie Bravo, CBE	Retail and Marketing Consultant
Wei Sun Christianson	Managing Director and Co-Chief Executive Officer of Asia Pacific and Chief Executive Officer of China at Morgan Stanley, a global financial services firm
Lynn Forester de Rothschild	Co-founding partner of Inclusive Capital Partners, an investment manager, and Chair, E.L. Rothschild LLC, a private investment company
Fabrizio Freda	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Irvine O. Hockaday, Jr.	Former President and Chief Executive Officer, Hallmark Cards, Inc.
Jennifer Hyman	Co-Founder and Chief Executive Officer, Rent the Runway, Inc., a company that enables women to rent, subscribe to, and purchase secondhand clothing
Jane Lauder	Executive Vice President, Enterprise Marketing and Chief Data Officer, The Estée Lauder Companies Inc.
Leonard A. Lauder	Chairman Emeritus, The Estée Lauder Companies Inc.
Ronald S. Lauder	Chairman, Clinique Laboratories, LLC
William P. Lauder	Executive Chairman, The Estée Lauder Companies Inc.
Richard D. Parsons	Senior Advisor, Providence Equity Partners LLC, a global private equity and investment firm, and co-founder and partner of Imagination Capital LLC, a venture capital firm
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm
Jennifer Tejada	Chief Executive Officer and Chair, PagerDuty, Inc., a digital operations management platform
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm

*as of August 20, 2021

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

Risks related to our Business and our Industry
The extent to which the COVID-19 pandemic could materially adversely affect our financial results will depend on future developments that are highly uncertain and difficult to predict.

The outbreak and global spread of the COVID-19 pandemic has continued to significantly disrupt our operating environment, including retail stores, travel retail, and the ability of some of our customers to operate. We have also seen shifts in consumer preferences and practices.

Considerable uncertainty remains regarding this pandemic, including responsive measures being taken by various authorities and others. As we continue to monitor COVID-19 developments, including the impacts on our consumers, customers and suppliers, we have taken and will continue to take further measures. Some of the actions we take could adversely impact our business, and there is no certainty that our actions will be sufficient to mitigate the risks and the impacts of COVID-19.

The degree to which COVID-19 continues to impact our business will depend on future developments that are highly uncertain and cannot be predicted, many of which are outside our control, including the extent to which there are sustainable improvements in the retail environment and general economic conditions.

The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.
We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some competitors have greater resources than we do, others are newer companies (some backed by private-equity investors), and some are competing in distribution channels where we are less represented. In some cases, we may not be able to respond to changing business and economic conditions as quickly as our competitors. Competition in the beauty business is based on a variety of factors including pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, e-commerce and m-commerce initiatives and other activities. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.
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
Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products. We recognize that consumer preferences cannot be predicted with certainty and can change rapidly, driven by the use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries. If such a situation persists or a number of brands, channels or countries fail to perform as expected, there could be a material adverse effect on our business.
In key markets, such as the United States, we have seen a decline in retail traffic in our department store customers and in our freestanding stores. We continue to see the shift in consumer preference to the online channel, which accelerated in response to the COVID-19 pandemic. Consolidation or liquidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities), enter bankruptcy (or similar proceedings) or if our relationship with any large customer is changed or terminated for any reason, there could be a material adverse effect on our business.
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
Acquisitions and divestitures may expose us to additional risks.
We continuously review acquisition and strategic investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. In addition, we periodically review our brand portfolio, and our strategy includes potential divestitures of certain brands as we rationalize product offerings. There can be no assurance that we will be able to identify these strategic actions and consummate such transactions on favorable terms.

Acquisitions including strategic investments or alliances entail numerous risks, which may include: (i) difficulties in integrating acquired operations or products, including the loss of key employees from, or customers, consumers or suppliers of, acquired businesses; (ii) diversion of management’s attention from our existing businesses; (iii) adverse effects on existing business relationships with suppliers, customers and consumers of ours or the companies in which we invest; (iv) adverse impacts of margin and product cost structures different from those of our current mix of business; (v) reputational risks associated with the activities of the businesses that we acquire or in which we invest; and (vi) risks of entering distribution channels, categories or markets in which we have limited or no prior experience.
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

Our failure to achieve the long-term plan for acquired businesses, as well as any other adverse consequences associated with our acquisition, divestiture and investment activities, could have a material adverse effect on our business.
Our business could be negatively impacted by social impact and sustainability matters.
There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning social impact and sustainability matters. From time to time, we announce certain initiatives, including goals and commitments, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related social impact and sustainability matters, could have a material adverse effect on our business.

A general economic downturn, or sudden disruption in business conditions may affect consumer purchases of discretionary items and/or the financial strength of our customers that are retailers, which could adversely affect our financial results.
The general level of consumer spending is affected by a number of factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral. However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to the receivables from that retailer. In the event of a retailer liquidation, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity. Our inability to collect receivables from our largest customers or from a group of customers could have a material adverse effect on our business.
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
A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability. We are also cautious of foreign currency movements, including their impact on tourism. Additionally, we continue to monitor the effects of the global macroeconomic environment; social, political and human rights issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues.

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
Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, our product claims are found to be deceptive, or our products otherwise fail to meet our consumers’ expectations, our relationships with customers or consumers could suffer, the appeal of our brands could be diminished, and we could lose sales and become subject to liability or claims, any of which could result in a material adverse effect on our business. In addition, counterfeit versions of some of our products may be sold by third parties, which may pose safety risks, may fail to meet consumers’ expectations, and may have a negative impact on our business.

Our success depends, in part, on our key personnel.

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. The unexpected loss of, or misconduct by, one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain personnel across all levels of our business. Competition for employees can be intense. We may not be able to attract, assimilate or retain necessary personnel in the future, and our failure to do so could have a material adverse effect on our business. This risk may be exacerbated by the stresses associated with the implementation of our strategic plan and other initiatives, as well as by market conditions.

We are subject to risks related to the global scope of our operations.

We operate on a global basis, with a majority of our fiscal 2021 net sales and operating income generated outside the United States. We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including: (i) fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets; (ii) foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; and taxes; (iii) lack of well-established or reliable legal and administrative systems in certain countries in which we operate; (iv) adverse weather conditions and natural disasters; and (v) social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action. These risks could have a material adverse effect on our business.

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

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. These include certain information technology, supply chain, finance and human resource functions. The failure of one or more such providers to deliver the expected services, provide them on a timely basis or to provide them at the prices we expect may have a material adverse effect on our business. In addition, when we transition external service providers, we may experience challenges that could have a material adverse effect on our business.

Risks related to Legal and Regulatory Matters
Changes in laws, regulations and policies that affect our business could adversely affect our financial results.
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
We are, and may in the future become, party to litigation, other disputes or regulatory proceedings across a wide range of matters, including ones relating to employment, real estate, environmental, regulatory, advertising, trade relations, tax, privacy and product liability matters (including asbestos-related claims). In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters could have a material adverse effect on our business.
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
Risks related to Technology and Cybersecurity Matters
Our information technology and websites may be susceptible to cybersecurity breaches, outages and other risks.
We rely on information technology that supports our business processes, including product development, marketing, sales, order processing, production, distribution, finance and intracompany communications throughout the world. We have e-commerce, m-commerce and other Internet websites in the United States and many other countries. These systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and other events. Our systems and data may be vulnerable to constantly evolving cybersecurity threats such as malware, break-ins and similar disruptions from unauthorized tampering. The occurrence of these or other events could disrupt or damage our information technology, including operational technology, and adversely affect our business. Insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses.

Failure to adequately maintain the security of our electronic and other confidential information could materially adversely affect our business.
We are dependent upon automated information technology processes. As part of our normal business activities, we collect and store certain information that is confidential, proprietary or otherwise sensitive, including personal information with respect to customers, consumers and employees. We share some of this information with certain vendors who assist us with business matters. Moreover, the success of our e-commerce and m-commerce operations depends upon the secure transmission of confidential and personal data over public networks, including the use of cashless payments. Any failure on the part of us or our vendors to maintain the security of our confidential data and personal information, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in our employees’, consumers’ and customers’ confidence in us and other competitive disadvantages, and thus could have a material adverse effect on our business. In addition, a security or data privacy breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations. Furthermore, third parties, including our suppliers and customers, also rely on information technology and may be subject to cybersecurity breaches that could impact their businesses and could in turn disrupt our supply chain and/or our business.
We are subject to risks associated with our global information technology.
Our implementation, maintenance and utilization of global information technology, including operational technology, supply chain and finance systems, human resource management systems, creative asset management and retail operating systems, as well as associated hardware and use of cloud-based models, involve risks and uncertainties. Failure to implement, maintain or utilize these and other systems as planned, in terms of timing, specifications, security policies, costs, or otherwise, could have a material adverse effect on our business.
Risks related to our Securities and our Ownership Structure
The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our financial performance.
Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our expectations regarding certain aspects of our business. This could include forecasts of net sales, earnings per share and other financial metrics or projections. We assume no responsibility to provide or update guidance, and any longer-term guidance we may provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock; however, at times we have suspended the declaration of dividends and/or the repurchase of our Class A Common Stock. Going forward, at any time, we could stop or suspend payment of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.
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
Outside analysts and investors have the right to make their own predictions of our business for any future period. Outside analysts, however, have access to no more material information about our results or plans than any other public investor, and we do not endorse their predictions as to our future performance. Nor do we assume any responsibility to correct the predictions of outside analysts or others when they differ from our own internal expectations. If our actual results differ from those that outside analysts or others have been predicting, the market price of our securities could be affected. Investors who rely on the predictions of outside analysts or others when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in the prices of our securities.

We are controlled by the Lauder family. As a result, the Lauder family has the ability to prevent or cause a change in control or approve, prevent or influence certain actions by us.
As of August 20, 2021, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 85% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are Company employees and members of our Board of Directors.
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
While we have voluntarily caused our Board to have a majority of independent directors and the written charters of our Nominating and ESG Committee and the Compensation Committee to have the required provisions, we are not requiring our Nominating and ESG Committee and Compensation Committee to be comprised solely of independent directors. As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 20, 2021. The leases expire at various times through 2078 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	3	—	—	—
R&D	1	2	—	—	—	2
Distribution	—	6	1	9	—	2
Manufacturing and R&D	1	—	—	1	—	—
Manufacturing and Assembly	—	3	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—
Principal Executive Offices	—	1	—	—	—	—
Total	4	14	5	10	—	4

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: eight for makeup; two for skin care; two for skin care and fragrance; and one for skin care and hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category. In fiscal 2021, five of our primarily makeup facilities also produced a significant volume of skin care products. In fiscal 2021, we began construction of a new manufacturing facility near Tokyo that we will own.

In fiscal 2021, we began construction at a newly leased site that will become our innovation center in Shanghai. Construction is in progress and the facility is expected to be operational in late fiscal 2022.

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
On August 18, 2021, a dividend was declared in the amount of $.53 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2021 to stockholders of record at the close of business on August 31, 2021. We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.
As of August 20, 2021, there were 2,279 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. Beginning in early February 2020, we temporarily suspended our repurchase of shares of our Class A Common Stock, and in March 2021, we resumed such repurchases under our share repurchase program. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2021	238,306	$301.17	238,306	33,765,535
May 2021	529,929	298.19	529,363	33,236,172
June 2021	616,328	303.55	532,633	32,703,539
	1,384,563	301.09	1,300,302

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to June 30, 2021 and as of August 20, 2021, we purchased approximately 0.8 million additional shares of our Class A Common Stock for $244 million pursuant to our share repurchase program.

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2016.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for fiscal 2021, 2020 and 2019 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 22 – Segment Data and Related Information for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
(In millions)	2021	2020	2019
NET SALES
By Product Category:
Skin Care	$9,484	$7,382	$6,551
Makeup	4,203	4,794	5,860
Fragrance	1,926	1,563	1,802
Hair Care	571	515	584
Other	45	40	69
	16,229	14,294	14,866
Returns associated with restructuring and other activities	(14)	—	(3)
Net sales	$16,215	$14,294	$14,863

By Region(1):
The Americas	$3,797	$3,794	$4,741
Europe, the Middle East & Africa	6,946	6,262	6,452
Asia/Pacific	5,486	4,238	3,673
	16,229	14,294	14,866
Returns associated with restructuring and other activities	(14)	—	(3)
Net sales	$16,215	$14,294	$14,863

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$3,036	$2,125	$1,925
Makeup	(384)	(1,438)	438
Fragrance	215	17	140
Hair Care	(19)	(19)	39
Other	(2)	4	12
	2,846	689	2,554
Charges associated with restructuring and other activities	(228)	(83)	(241)
Operating income	$2,618	$606	$2,313

By Region(1):
The Americas	$518	$(1,044)	$672
Europe, the Middle East & Africa	1,335	997	1,153
Asia/Pacific	993	736	729
	2,846	689	2,554
Charges associated with restructuring and other activities	(228)	(83)	(241)
Operating income	$2,618	$606	$2,313

(1)The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

During fiscal 2020, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of our travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa, by $866 million, to conform with the fiscal 2021 and 2020 methodology and presentation.

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	23.6	24.8	22.8
Gross profit	76.4	75.2	77.2

Operating expenses:
Selling, general and administrative	57.8	60.4	59.6
Restructuring and other charges	1.3	0.5	1.4
Goodwill impairment	0.3	5.7	0.5
Impairment of other intangible and long-lived assets	0.8	4.3	0.1
Total operating expenses	60.2	70.9	61.6

Operating income	16.1	4.2	15.6
Interest expense	1.1	1.1	0.9
Interest income and investment income, net	0.3	0.3	0.4
Other components of net periodic benefit cost	(0.1)	—	—
Other income, net	5.2	3.9	0.4

Earnings before income taxes	20.5	7.3	15.5
Provision for income taxes	(2.8)	(2.4)	(3.4)

Net earnings	17.7	4.9	12.1
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Net loss attributable to redeemable noncontrolling interest	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	17.7%	4.8%	12.0%

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

Overview

COVID-19 Business Update

The COVID-19 pandemic continues to disrupt our operating environment, including impacts on retail traffic and changes in certain consumer preferences. During fiscal 2021, the spread of COVID-19, as well as the resurgences in COVID-19 cases and the rapid spread of variants, including the Delta variant, particularly in the United Kingdom, Continental Europe, Latin America, and Asia outside of China, led to government restrictions to prevent further spread of the virus. Restrictions in many parts of the world at various times during fiscal 2021 have included temporary business closures, curtailment of travel, mask wearing, social distancing and quarantines.

Retail Impact

Most brick-and-mortar retail stores that sell our products, whether operated by us or our customers, were open during the fiscal 2021 second quarter in China and the United States. There were intermittent closures throughout the rest of the world, particularly in the second half of fiscal 2021. In most of the Asia/Pacific region (with the exception of China), the United Kingdom, Continental Europe, Canada, and much of Latin America, many retail stores were temporarily closed for some period during the fiscal 2021 fourth quarter due to the resurgence of COVID-19 cases. In much of the United Kingdom and Continental Europe, retail locations gradually reopened during the fourth quarter but with capacity and other safety restrictions in place. Globally, in areas where stores were open, consumer traffic has not recovered to the pre-COVID-19 pandemic levels. International travel has remained largely curtailed globally due to both government restrictions and consumer health concerns that continue to adversely impact consumer traffic in most travel retail locations. Conversely, domestic travel in China, especially in Hainan, and some other travel corridors in Asia/Pacific and The Americas were open.

Somewhat offsetting the significant declines in brick-and-mortar channels, net sales growth of our products online (through our own websites, third-party platforms and websites of our retailers) remained strong in every region during fiscal 2021.

Due in large part to the continued challenging retail environment and uncertainties stemming from the COVID-19 pandemic, we recognized Goodwill, other intangible asset and long-live asset impairments. See Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets and Note 7 – Leases for further information.

Consumer Preferences

The COVID-19 pandemic-related closures of offices, retail stores and other businesses and the significant decline in social gatherings have influenced consumer preferences and practices. Specifically, the demand for makeup continues to be weak given fewer makeup usage occasions and ongoing mask wearing, while other categories have been more resilient.

Cost Controls

In response to the ongoing impacts from the COVID-19 pandemic, we continue to implement cost control actions in certain areas of the business to effectively manage the changing business environment.

Government Assistance

Beginning in the second half of fiscal 2020, many governments in locations where we operate announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During fiscal 2021 and 2020, we qualified for and recorded $84 million and $99 million, respectively, in government assistance, which reduced Selling, general and administrative expenses by $78 million and $87 million, respectively, and Cost of sales by $6 million and $10 million, respectively. The remaining $2 million recorded in fiscal 2020 was deferred and recognized in fiscal 2021 as a reduction to Cost of sales. We are continuing to review applicable government assistance programs globally.

We will continue to monitor the impacts of COVID-19 and adjust our action plans accordingly as the situation progresses.

Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with the high quality products and services of luxury goods. Within prestige beauty, we are well diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. This diversity allows us to leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine.

•In fiscal 2021, global prestige skin care continued to lead product category growth. Our skin care net sales benefited from the enduring strength of hero product lines such as Advanced Night Repair from Estée Lauder, Crème de La Mer from La Mer, and the Dramatically Different products and Even Better Clinical Radical Dark Spot Corrector + Interrupter from Clinique, as well as recent product launches, the growth in Asia and targeted expanded consumer reach. The launches of Advanced Night Repair Synchronized Multi-Recovery Complex, Revitalizing Supreme+ Bright, and the relaunch of Perfectionist Pro from Estée Lauder, Genaissance de la Mer The Concentrated Night Balm from La Mer, and Moisture Surge 100H Auto-Replenishing Hydrator from Clinique were particularly successful in Asia/Pacific. Net sales of skin care products in fiscal 2021 rose in every geographic region, led by Estée Lauder. La Mer and Dr. Jart+, which we acquired in December 2019.
•Global prestige makeup sales declined as COVID-19 limited social and business activities and consumers overall wore less makeup. Some sub-categories in makeup performed better in the COVID-19 environment, including lip gloss and makeup with skin care benefits such as tinted moisturizers, while demand for lipstick and foundation remained weak. During fiscal 2021, our makeup net sales benefited from targeted expanded consumer reach and the continued success of existing products, such as the Futurist line of products from Estée Lauder, The Luminous Lifting Cushion Foundation from La Mer and the Lip Injection line from Too Faced.
•Our fragrance net sales growth accelerated during fiscal 2021, driven by continued resilience in luxury fragrance. The growth was led by strength in colognes, bath, body and home subcategories at Jo Malone London, the successful launches of Bitter Peach and Rose Prick Private Blend fragrances from Tom Ford Beauty and targeted expanded consumer reach of Le Labo.
•Our hair care net sales grew as salons and retail stores reopened throughout the year and strong online growth continued. Hero products led growth at Aveda, supported by the brand’s “100% vegan” campaign.

Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are the most attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor implementation of our strategy by market to drive consumer engagement and embrace cultural diversity. We continuously strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•In North America, we deployed a number of strategies to drive growth, which began to deliver improvements through the second half of fiscal 2021. Net sales in fiscal 2021 from our specialty-multi and online channels led growth. In Latin America, we continue to launch new brands, develop our online business, expand social media outreach and encourage consumers to trade up from mass beauty products.
•In Europe, the Middle East & Africa, we continue to expand the consumer reach of many of our brands and strengthen their digital and social media presences.
•In Asia/Pacific, particularly in China, we continue to leverage our diversified brand portfolio and expansion on third-party online malls to benefit from the strong consumer demand for prestige beauty. In mainland China, net sales grew strong double digits reflecting growth in virtually all product categories, as well as in nearly every brand and double-digit growth in every channel, led by online.

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

•As part of this strategy, we have built a leadership position in the global travel retail channel, that historically allowed us to leverage the robust and growing international passenger traffic. While COVID-19 has significantly curtailed international travel in the near-term, we continue to believe that global travel retail is a growth opportunity for the long-term. Travel retail continues to be an important channel for brand building due to the increase in traveling consumers, particularly those from emerging markets, who often experience our brands for the first time while traveling. We continue to expand our strategic presence in travel retail across duty-free locations primarily in airports and downtown stores and increasingly through online pretail. We engage consumers at the airport through compelling pop-up activations in non-traditional commercial areas, and we ensure we have appropriate communication and curated assortments for targeted consumer groups. At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.
•Online net sales have continued to grow strongly on a global basis, rising strong double digits for fiscal 2021. Nearly every brand grew as we continue to enhance and launch e- and m-commerce sites of our own in new and existing markets, collaborate with our retail customers on their e- and m-commerce sites, and sell through select third-party online malls. We believe our success in delivering particularly strong online growth is a result of adapting our strategy to meet local market and cultural needs. We also continue to develop and implement omnichannel concepts, virtual try-on tools and compelling content to deliver an integrated consumer experience and better serve consumers as they shop across channels.

Our multiple engines of growth, which have historically enabled us to produce excellent net sales growth, are also helping to mitigate the impact of the COVID-19 pandemic. We also benefited from the transformation of certain operations that freed up resources to invest behind further growth opportunities. Our Leading Beauty Forward Program and Post-COVID Business Acceleration Program (described below) enabled us to reduce costs and invest in new capabilities such as digital marketing and data analytics as well as increased advertising.

In fiscal 2021, we continued to further integrate social impact and sustainability into our strategy and business operations. Areas of differentiation include climate & energy, green chemistry, social investments, employee engagement and safety and inclusion, diversity & equity. Other areas of focus include responsible sourcing, plastics & packaging, ingredient transparency, and animal welfare.

Outlook

The COVID-19 pandemic continues to disrupt business for us, retailers and other companies with which we do business. There have been, and are likely to continue to be, intermittent store closures, as well as restructurings and bankruptcies in the retail industry, including among our customers, and shifts in preferences as to where and how consumers shop, as well as changes in their preferences for certain products. We are mindful that these trends, the resurgence of COVID-19 cases globally and the related government restrictions may continue to impact the pace of recovery. The continued curtailment in international travel is also affecting our travel retail business in most of the world, which had been historically one of our fastest growth areas. In addition to impacting net sales and profitability, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands and the long-lived assets in certain of our freestanding stores (i.e. potentially resulting in impairments).

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

We continue to monitor the effects of the global macroeconomic environment, including potential inflation; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues. For example, we continue to monitor the geopolitical tensions between the United States and China, which could have a material adverse effect on our business.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, and by executing upon our Post-COVID Business Acceleration Program. As the current situation progresses, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

Leading Beauty Forward
In May 2016, we announced a multi-year initiative (“Leading Beauty Forward” or the “LBF Program”) to build on our strengths and better leverage our cost structure to free resources for investment to continue our growth momentum. Leading Beauty Forward was designed to enhance our go-to-market capabilities, reinforce our leadership in global prestige beauty and our ability to continue creating sustainable value. As of June 30, 2019, we concluded the approvals of all major initiatives under Leading Beauty Forward related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and have substantially completed those initiatives through fiscal 2021. For additional information about restructuring and other charges, see Item 8. Financial Statements and Supplementary Data – Note 8 – Charges Associated with Restructuring and Other Activities.

Post-COVID Business Acceleration Program
On August 20, 2020, we announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “PCBA Program”), designed to realign our business to address the dramatic shifts to our distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic. The PCBA Program is designed to help improve efficiency and effectiveness by rebalancing resources to growth areas of prestige beauty. It is expected to further strengthen us by building upon the foundational capabilities in which we have invested.

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

We previously estimated a net reduction over the duration of the PCBA Program in the range of approximately 1,500 to 2,000 positions globally, including temporary and part-time employees. We have revised these estimates based on the review of the PCBA Program. At this time, we estimate a net reduction over the duration of the PCBA Program in the range of 2,000 to 2,500 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. We also estimate the closure over the duration of the PCBA Program of approximately 10% to 15% of our freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

We plan to approve specific initiatives under the PCBA Program through fiscal 2022 and expect to complete those initiatives through fiscal 2023. We expect that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs to implement these initiatives.

Once fully implemented, we expect the PCBA Program to yield annual benefits, primarily in Selling, general and administrative expenses, of between $300 million and $400 million, before taxes. We expect to reinvest a portion behind future growth initiatives. For additional information about restructuring and other charges, see Item 8. Financial Statements and Supplementary Data – Note 8 – Charges Associated with Restructuring and Other Activities.

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

Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2021, we determined that the carrying value of the GLAMGLOW and Smashbox trademarks exceeded their fair values. This determination was made based on updated internal forecasts, finalized and approved in June 2021, that reflected lower net sales growth projections due to a softer than expected retail environment for these brands, as well as the continued impacts relating to the uncertainty of the duration and severity of the COVID-19 pandemic. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets may not be recoverable. We concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. We concluded that the carrying amounts of the long-lived assets were recoverable. The carrying values of the customer lists and goodwill relating to the GLAMGLOW and Smashbox reporting units were zero as of November 30, 2020 and June 30, 2020, respectively.

A summary of the impairment charges for the three and twelve months ended June 30, 2021 and the remaining trademark, customer lists and goodwill carrying values as of June 30, 2021, for each reporting unit, are as follows:

		Impairment Charge
(In millions)		Three Months Ended June 30, 2021			Twelve Months Ended June 30, 2021			Carrying Value as of June 30, 2021
Reporting Unit:	Product Category	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill
GLAMGLOW	Skin care	$25	$—	$—	$46	$6	$54	$11	$—	$—
Smashbox	Makeup	11	—	—	11	—	—	21	—	—
Total		$36	$—	$—	$57	$6	$54	$32	$—	$—

The impairment charges for the three and twelve months ended June 30, 2021 were reflected in the Americas region.

The fair values of all reporting units, which were determined based on qualitative or quantitative assessments, with material goodwill were substantially in excess of their respective carrying values, with the exception of the DECIEM reporting unit. The carrying values of the DECIEM reporting unit and other intangible assets as of June 30, 2021 approximated their fair values.
The fair values of the Smashbox and GLAMGLOW trademarks were equal to their carrying values subsequent to the impairment charges taken as of April 1, 2021. The key assumptions used to determine the estimated fair value of the reporting units are primarily predicated on the estimated future impacts of COVID-19, the success of future new product launches, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which these reporting units operate, resulting changes in the key assumptions could have negative impacts on the estimated fair values of the reporting units and it is possible we could recognize additional impairment charges in the future.

For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

Fiscal 2020 as Compared with Fiscal 2019

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for the fiscal 2020 to fiscal 2019 comparative discussion.

Fiscal 2021 as Compared with Fiscal 2020
NET SALES

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$16,215	$14,294
$ Change from prior year	1,921	(569)
% Change from prior year	13%	(4)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	11%	(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The fiscal 2021 increase in reported net sales mainly reflected higher net sales in the second half of the fiscal year compared to the prior-year period. Fiscal 2020 reported net sales reflected the negative impacts of the COVID-19 pandemic that started in the second half of that fiscal year, including the temporary closing of businesses deemed “non-essential,” travel bans and restrictions, social distancing and quarantines. Reported net sales increased in fiscal 2021, primarily due to higher net sales in skin care, fragrance and hair care, as well as growth in our Asia/Pacific and Europe, the Middle East & Africa regions. Skin care net sales growth primarily reflected higher net sales from Estée Lauder, La Mer, Dr. Jart+ and Clinique, as well as incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. Fragrance net sales increased, primarily benefiting from higher net sales from Jo Malone London, Tom Ford Beauty and Le Labo, and higher net sales from Aveda and Bumble and bumble drove the growth in hair care. The increase in net sales in mainland China, our travel retail business and Korea drove growth internationally. Our direct-to-consumer online net sales continued to have strong growth.

The fiscal 2021 reported net sales increase was impacted by approximately $357 million of favorable foreign currency translation.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2021 impact of returns associated with restructuring and other activities of approximately $14 million.

Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$9,484	$7,382
$ Change from prior year	2,102	831
% Change from prior year	28%	13%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	25%	14%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales increased in fiscal 2021, primarily reflecting higher net sales from Estée Lauder, La Mer, Clinique and Dr. Jart+, combined, of approximately $1,896 million, as well as incremental net sales attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter and the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, combined, of approximately $332 million. Net sales increased from Estée Lauder and La Mer, led by our travel retail business (primarily in Hainan) and mainland China, reflecting strong growth from direct-to-consumer online net sales of products from these brands primarily due to successful holiday and promotional events. The net sales increase from Estée Lauder reflected the continued success of hero product franchises, such as Advanced Night Repair, Nutritious, Micro Essence, Revitalizing Supreme+ and Re-Nutriv, as well as fiscal 2021 product launches, such as Advanced Night Repair Synchronized Multi-Recovery Complex and Revitalizing Supreme+ Bright. The increase in net sales from La Mer also benefited from the continued success of hero products, such as The Treatment Lotion, Crème de la Mer, The Moisturizing Soft Cream and The Concentrate, as well as the fiscal 2021 launch of the Genaissance de la Mer The Concentrated Night Balm and targeted expanded consumer reach. Net sales increased from Clinique, primarily due to higher net sales in our travel retail business (primarily in Hainan), and higher net sales in North America and mainland China, reflecting the continued success of existing products, such as Dramatically Different products and Even Better Clinical Radical Dark Spot Corrector + Interrupter, new product launches, such as Moisture Surge 100H Auto-Replenishing Hydrator, and strong direct-to-consumer online net sales growth.
The skin care net sales increase was impacted by approximately $225 million of favorable foreign currency translation.

Makeup

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$4,203	$4,794
$ Change from prior year	(591)	(1,066)
% Change from prior year	(12)%	(18)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(14)%	(17)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased in fiscal 2021, primarily due to lower net sales from virtually all brands, led by M·A·C and Clinique, combined, of approximately $476 million. The makeup product category continues to be more negatively impacted by the effects of the COVID-19 pandemic, especially the challenging environment in brick-and-mortar retail locations and fewer makeup usage occasions. The continued decline in prestige makeup and ongoing competitive activity in North America also contributed to the decline in net sales from these brands.

The makeup net sales decrease was impacted by approximately $82 million of favorable foreign currency translation.

Fragrance

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$1,926	$1,563
$ Change from prior year	363	(239)
% Change from prior year	23%	(13)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	21%	(12)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased in fiscal 2021, reflecting a recovery compared to the prior-year challenges, including store closures, stemming from the COVID-19 pandemic. The fiscal 2021 increase in fragrance net sales was led by higher net sales from Jo Malone London, Tom Ford Beauty and Le Labo, combined, of approximately $317 million. The increase in net sales from Jo Malone London, led by mainland China and North America, benefited from successful holiday and promotional events, the success of certain hero product franchises and the new Blossoms Collection. Net sales from Tom Ford Beauty increased, reflecting growth in all geographic regions where we continued to have success with hero products, such as Oud Wood and Black Orchid, and new product launches, such as Bitter Peach, Tubereuse Nue and Costa Azzurra. Net sales from Le Labo grew strong double digits, reflecting higher net sales in all geographic regions driven by hero fragrances, home products and targeted expanded consumer reach.

The fragrance net sales increase was impacted by approximately $41 million of favorable foreign currency translation.
Hair Care

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$571	$515
$ Change from prior year	56	(69)
% Change from prior year	11%	(12)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	9%	(11)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased in fiscal 2021, primarily due to higher net sales from Aveda and to a lesser extent Bumble and bumble, combined, of approximately $60 million, reflecting a recovery compared to the prior-year challenges, including salon and store closures, stemming from the COVID-19 pandemic. The increase in net sales from Aveda also benefited from the success of existing product franchises, such as Nutriplenish and Invati, and the new product launch of Botanical Repair, which led to growth in all geographic regions.

Geographic Regions
We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$3,797	$3,794
$ Change from prior year	3	(947)
% Change from prior year	—%	(20)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	1%	(20)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Fiscal 2021 reported net sales in The Americas increased slightly as compared to the prior-year period. Reported net sales in The Americas reflected higher net sales in North America, offset by the net sales decline in Latin America due to lower net sales in Brazil. Net sales in North America increased, reflecting a recovery compared to the prior-year challenges stemming from the COVID-19 pandemic and incremental net sales from the increase in our ownership of DECIEM in the fourth quarter. Latin America net sales declined, due to the resurgence of COVID-19 cases in Brazil that led to government restrictions. Net sales in virtually all other markets in Latin America increased, reflecting a recovery compared to the prior-year challenges stemming from the COVID-19 pandemic. Our direct-to-consumer online net sales in The Americas grew double digits in fiscal 2021.
The net sales increase in The Americas included approximately $39 million of unfavorable foreign currency translation.
Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$6,946	$6,262
$ Change from prior year	684	(190)
% Change from prior year	11%	(3)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	9%	(2)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2021, reflecting higher net sales primarily in our travel retail business and Russia, combined, of approximately $633 million. The increase in net sales reflected a recovery compared to the prior-year challenges stemming from the COVID-19 pandemic. Despite the continued curtailment of international travel as a result of the COVID-19 pandemic, the increase in net sales from our travel retail business was led by the continued success of hero product franchises from Estée Lauder, La Mer and Clinique, reflecting the increase in China travel retail (primarily Hainan) due, in part, to increased duty-free purchase limits and the acceleration of new digital selling models. Direct-to-consumer online net sales in Europe, the Middle East & Africa grew double digits in fiscal 2021.

The net sales increase in Europe, the Middle East & Africa included approximately $101 million of favorable foreign currency translation.

Asia/Pacific

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Net sales	$5,486	$4,238
$ Change from prior year	1,248	565
% Change from prior year	29%	15%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	22%	18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Asia/Pacific increased in fiscal 2021, reflecting higher net sales primarily in mainland China, Korea and Australia, combined, of approximately $1,279 million, driven by our skin care products. Incremental net sales in Asia/Pacific attributable to our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter and the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, combined, was approximately $325 million. The increase in net sales in mainland China reflected higher net sales primarily of our skin care products, led by Estée Lauder, La Mer and Dr. Jart+, and in our third-party platform and department store channels. Net sales increased in Korea, primarily benefiting from incremental net sales from our acquisition of Dr. Jart+ at the end of the fiscal 2020 second quarter and higher net sales from Jo Malone London. The increase in net sales in Australia reflected a recovery compared to the prior-year challenges stemming from the COVID-19 pandemic. Direct-to-consumer online net sales in Asia/Pacific grew double digits in fiscal 2021.
Partially offsetting these increases in fiscal 2021, were lower net sales in Japan and Hong Kong, of approximately $71 million, combined, primarily due to the ongoing challenges stemming from the COVID-19 pandemic, including reduced consumer traffic in brick-and-mortar retail locations and the continued curtailment of international travel.
The net sales increase in Asia/Pacific included approximately $295 million of favorable foreign currency translation.

GROSS MARGIN
Gross margin in fiscal 2021 increased to 76.4% as compared with 75.2% in fiscal 2020.

Fiscal 2021 vs. Fiscal 2020 Favorable (Unfavorable) Basis Points
Mix of business	100
Obsolescence charges	40
Foreign exchange transactions	(40)
Manufacturing costs and other	20
Subtotal	120
Charges associated with restructuring and other activities	—
Total	120

The favorable impact from our mix of business for fiscal 2021 was primarily due to the favorable change in strategic pricing, lower costs from product sets and lower costs of promotional items as a result of reduced consumer traffic in brick-and-mortar retail locations.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2021 decreased to 60.2% as compared with 70.9% in fiscal 2020.

Fiscal 2021 vs. Fiscal 2020 Favorable (Unfavorable) Basis Points
General and administrative expenses	(120)
Advertising, merchandising, sampling and product development	100
Selling	310
Shipping	—
Store operating costs	60
Stock-based compensation	(60)
Foreign exchange transactions	10
Subtotal	300
Charges associated with restructuring and other activities	(80)
Goodwill, other intangible and long-lived asset impairments	890
Changes in fair value of contingent consideration	(10)
Acquisition-related stock option expense	(30)
Total	1,070

The fiscal 2021 decrease in operating expense margin was driven by the favorable year-over-year comparison of goodwill, other intangible and long-lived asset impairments of $1,238 million and a decrease in selling expense, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, including the decline in consumer traffic, store closures, and the continued shift in consumer preference to online. The advertising, merchandising, sampling and product development favorability was driven by the increase in net sales, partially offset by the increase in advertising and promotional expense, primarily due to continued strategic investments and a difficult comparison to the prior-year period that reflected cost saving actions implemented in response to the impacts of the COVID-19 pandemic.

Partially offsetting these favorable impacts were increases in general and administrative expenses, primarily due to an increase in employee incentive compensation as compared to the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic on performance.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$2,618	$606
$ Change from prior year	2,012	(1,707)
% Change from prior year	100+%	(74)%

Operating Margin	16.1%	4.2%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, changes in fair value of contingent consideration and acquisition-related stock option expense	46%	(20)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2021 increased from the prior year driven primarily by the year-over-year comparison of goodwill, other intangible and long-lived asset impairments of $1,238 million, or 890 bps, the decrease in operating expenses as a percentage of net sales and the increase in gross margin, as previously noted.

The fiscal 2021 and 2020 goodwill, intangible and long-lived asset impairments and the changes in fair value of contingent consideration impacted the operating results of our product categories and geographic regions as follows:

	Year ended June 30, 2021			Year ended June 30, 2020
(In millions)	Changes in fair value of contingent consideration	Goodwill, other intangible and long-lived asset impairments	Net Impact	Changes in fair value of contingent consideration	Goodwill, other intangible and long-lived asset impairments	Net Impact	Year-over-year net impact favorable (unfavorable)
Product Category:
Skin Care	$—	$(107)	$(107)	$7	$(88)	$(81)	$(26)
Makeup	—	(63)	(63)	—	(1,291)	(1,291)	1,228
Fragrance	2	(14)	(12)	10	(32)	(22)	10
Hair Care	—	(4)	(4)	—	(14)	(14)	10
Other	—	—	—	—	(1)	(1)	1
Total	$2	$(188)	$(186)	$17	$(1,426)	$(1,409)	$1,223

Region:
The Americas	$—	$(140)	$(140)	$7	$(1,314)	$(1,307)	$1,167
Europe, the Middle East & Africa	2	(48)	(46)	10	(104)	(94)	48
Asia/Pacific	—	—	—	—	(8)	(8)	8
Total	$2	$(188)	$(186)	$17	$(1,426)	$(1,409)	$1,223

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the fiscal 2021 and 2020 impact of charges associated with restructuring and other activities of $228 million, or 1% of net sales and $83 million, or 1% of net sales, respectively.

Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$3,036	$2,125
$ Change from prior year	911	200
% Change from prior year	43%	10%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments, changes in fair value of contingent consideration and acquisition-related stock option expense	44%	16%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income increased in fiscal 2021, primarily driven by higher results from Estée Lauder, La Mer and Clinique, combined, of approximately $1,183 million. The increases in operating income from these brands primarily reflected higher net sales, as well as lower selling expenses due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, discussed above. These increases were partially offset by increased advertising and promotional activities primarily to support holiday and promotional events and new product launches.
Partially offsetting these increases in operating income were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic on performance, as well as acquisition-related expenses, primarily related to DECIEM's stock options of $40 million. See Item 8. Financial Statements and Supplementary Data – Note 18 – Stock Plans for additional information relating to DECIEM stock options.
Makeup

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$(384)	$(1,438)
$ Change from prior year	1,054	(1,876)
% Change from prior year	73%	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments	(100+)%	(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating results increased in fiscal 2021, driven by the favorable year-over-year comparison of goodwill and other intangible asset impairments related to Too Faced, BECCA and Smashbox, combined, of $1,120 million and freestanding store long-lived asset impairments relating to COVID-19 of approximately $108 million.

Partially offsetting the decreases in operating loss were lower results from M·A·C primarily due to the decrease in net sales, offset by lower selling expense and store operating costs, due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, discussed above.

Fragrance

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$215	$17
$ Change from prior year	198	(123)
% Change from prior year	100+%	(88)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration	100+%	(70)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating results increased in fiscal 2021, primarily driven by higher results from Tom Ford Beauty and Jo Malone London, combined, of approximately $183 million. The increase in operating results from these brands reflected higher net sales, partially offset by increased advertising and promotional activities primarily to support holiday and promotional events and new product launches.

Partially offsetting these increases in operating income were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic on performance.
Hair Care

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$(19)	$(19)
$ Change from prior year	—	(58)
% Change from prior year	—%	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments	(100+)%	(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported hair care operating results in fiscal 2021 were flat as compared to the prior-year period. Fiscal 2021 operating results reflected higher general and administrative expenses primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic on performance. This decrease in operating results in fiscal 2021 is partially offset by higher operating results from Aveda, primarily driven by higher net sales, and the favorable year-over-year impact of freestanding store long-lived asset impairments relating to COVID-19 of approximately $10 million.

Geographic Regions
The Americas

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$518	$(1,044)
$ Change from prior year	1,562	(1,716)
% Change from prior year	100+%	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments, changes in fair value of contingent consideration and acquisition-related stock option expense	100+%	(64)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results in The Americas increased in fiscal 2021, primarily due to the favorable year-over-year comparison of goodwill, other intangible and freestanding store long-lived asset impairments and the change in fair value of contingent consideration of $1,167 million. The increase in operating results also reflected higher intercompany royalty income primarily from the growth in our travel retail business, as well as lower selling expenses due to the impacts of the COVID-19 pandemic on brick-and-mortar retail locations, discussed above.

Partially offsetting these increases in operating results were higher general and administrative expenses, primarily due to increased employee incentive compensation from the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic on performance, and increased advertising and promotional activities primarily to support holiday and promotional events.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$1,335	$997
$ Change from prior year	338	(156)
% Change from prior year	34%	(14)%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments and changes in fair value of contingent consideration	27%	(5)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported operating results in Europe, the Middle East & Africa increased in fiscal 2021, primarily driven by higher results from our travel retail business and France, combined, of approximately $247 million, reflecting disciplined expense management, and higher nets sales from our travel retail business. The increase in fiscal 2021 operating results also benefited from the favorable year-over-year comparison of freestanding store long-lived asset impairments relating to COVID-19 of $56 million.

Asia/Pacific

	Year Ended June 30
($ in millions)	2021	2020
As Reported:
Operating income	$993	$736
$ Change from prior year	257	7
% Change from prior year	35%	1%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments	33%	2%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income in Asia/Pacific increased in fiscal 2021, primarily driven by higher results from mainland China and Korea, combined, of approximately $227 million, reflecting the increase in net sales. The increase in net sales in mainland China was partially offset by the increase in advertising and promotional expense, primarily due to investments to support holiday events and campaigns and new product launches and a difficult comparison to the prior-year period that reflected cost saving actions implemented in response to the impacts of the COVID-19 pandemic.
Partially offsetting the increase in operating income was lower results from Japan, reflecting the decrease in net sales.
INTEREST AND INVESTMENT INCOME

	Year Ended June 30
(In millions)	2021	2020
Interest expense	$173	$161
Interest income and investment income, net	$51	$48

Interest expense increased in fiscal 2021 primarily due to the issuance of additional long-term debt in November 2019, April 2020 and March 2021, partially offset by the favorable impact from interest rate swaps.

Interest income and investment income, net increased reflecting higher equity method investment income from our minority investments, partially offset by decreases in investment income due to lower interest rates.
OTHER INCOME, NET
On May 18, 2021, we acquired additional shares in DECIEM, a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen our leadership position in prestige skin care, expand our global consumer reach and complement our business in the online and specialty-multi channels. We originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased our fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, we excluded the DECIEM stock options, which resulted in an increase in our post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. We remeasured the previously held equity method investment to its fair value of $912 million, resulting in the recognition of a gain of $847 million. The gain on our previously held equity method investment is included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2021. As part of the increase in our investment, we were granted the right to purchase (Call Option), and granted the remaining investors a right to sell to us (Put Option), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the net Put (Call) Option). As a result of this redemption feature, we recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at June 30, 2021.
See Item 8. Financial Statements and Supplementary Data – Note 5 – Acquisition of Businesses for additional information.
On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, we estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in the first quarter of fiscal 2021. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value of $660 million, resulting in the recognition of a gain of $530 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated other comprehensive income. The total gain on our previously held equity method investment of $534 million is included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2020.
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, we transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, we recognized a foreign currency gain of $23 million, which is also included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2020.
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

PROVISION FOR INCOME TAXES
The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of share-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations. Our effective tax rate will change from year-to-year based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of share-based compensation, the interaction of various global tax strategies and the impact from certain acquisitions.
The TCJA included broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes. See Item 8. Financial Statements and Supplementary Data – Note 9 – Income Taxes for further discussion relating to the TCJA.

	Year Ended June 30
($ in millions)	2021	2020
Earnings before income taxes:	$3,331	$1,046

As Reported:
Effective rate for income taxes	13.7%	33.5%
Basis-point change from prior year(1)	(1,980)	1,130

Non-GAAP Financial Measure(2):
Effective rate for income taxes	18.7%	23.2%

(1)For fiscal 2021 and 2020, the basis-point change in our effective tax rate was materially impacted by the increase from fiscal 2020 to fiscal 2021 and the decrease from fiscal 2019 to fiscal 2020, respectively, in earnings before income taxes.
(2)Fiscal 2021 and 2020 effective tax rates exclude the net impact on the effective tax rates of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, other income, net and changes in the fair value of contingent consideration. There was no tax expense associated with the fiscal 2021 other income, net adjustment (previously held equity method investment in DECIEM). Fiscal 2021 was also adjusted to exclude the DECIEM stock option expense.

The effective tax rate for fiscal 2021 decreased approximately 1,980 basis points. The decrease was primarily attributable to a lower effective tax rate on our foreign operations of approximately 920 basis points, which included the impact of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the TCJA that provide for a high-tax exception to the current and applicable prior years’ GILTI tax, the impact of the gain on our previously held equity method investment in DECIEM with no associated tax expense of approximately 530 basis points, as well as the prior-year impact of nondeductible goodwill impairment charges associated with our Too Faced, BECCA and Smashbox reporting units of approximately 790 basis points. Partially offsetting these decreases was a decrease in excess tax benefit credits related to stock-based compensation arrangements of approximately 450 basis points.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2021	2020
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$2,870	$684
$ Change from prior year	2,186	(1,101)
% Change from prior year	100+%	(62)%
Diluted net earnings per common share	$7.79	$1.86
% Change from prior year	100+%	(61)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, other income, net, changes in fair value of contingent consideration, and acquisition-related stock option expense	57%	(23)%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; long-lived asset impairments relating to COVID-19; other income, net; the changes in the fair value of contingent consideration; acquisition-related stock option expense; and the effects of foreign currency translation. The tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Year Ended June 30			% Change	% Change in Constant Currency
($ in millions, except per share data)	2021	2020	Variance
Net sales, as reported	$16,215	$14,294	$1,921	13%	11%
Returns associated with restructuring and other activities	14	—	14
Net sales, as adjusted	$16,229	$14,294	$1,935	14%	11%

Operating income, as reported	$2,618	$606	$2,012	100+%	100+%
Charges associated with restructuring and other activities	228	83	145
Goodwill, other intangible and long-lived asset impairments	188	1,426	(1,238)
Changes in fair value of contingent consideration	(2)	(17)	15
Acquisition-related stock option expense	40	—	40
Operating income, as adjusted	$3,072	$2,098	$974	46%	44%

Diluted net earnings per common share, as reported	$7.79	$1.86	$5.93	100+%	100+%
Charges associated with restructuring and other activities	.48	.19	.29
Other income, net	(2.30)	(1.20)	(1.10)
Goodwill, other intangible and long-lived asset impairments	.40	3.31	(2.91)
Changes in fair value of contingent consideration	(.01)	(.04)	.03
Acquisition-related stock option expense	.09	—	.09
Diluted net earnings per common share, as adjusted	$6.45	$4.12	$2.33	57%	54%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30
($ in millions)	2021	2020	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$9,484	$7,382	$2,102	$(225)	$1,877	28%	25%
Makeup	4,203	4,794	(591)	(82)	(673)	(12)	(14)
Fragrance	1,926	1,563	363	(41)	322	23	21
Hair Care	571	515	56	(8)	48	11	9
Other	45	40	5	(1)	4	13	10
	16,229	14,294	1,935	(357)	1,578	14	11
Returns associated with restructuring and other activities	(14)	—	(14)	—	(14)
Total	$16,215	$14,294	$1,921	$(357)	$1,564	13%	11%

By Region:
The Americas	$3,797	$3,794	$3	$39	$42	—%	1%
Europe, the Middle East & Africa	6,946	6,262	684	(101)	583	11	9
Asia/Pacific	5,486	4,238	1,248	(295)	953	29	22
	16,229	14,294	1,935	(357)	1,578	14	11
Returns associated with restructuring and other activities	(14)	—	(14)	—	(14)
Total	$16,215	$14,294	$1,921	$(357)	$1,564	13%	11%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill, other intangible and long-lived asset impairments, changes in fair value of contingent consideration and acquisition-related stock option expense:

	As Reported			Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Add: Acquisition-related stock option expense	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Year Ended June 30
($ in millions)	2021	2020	Variance
By Product Category:
Skin Care	$3,036	$2,125	$911	$19	$7	$40	$977	43%	44%
Makeup	(384)	(1,438)	1,054	(1,228)	—	—	(174)	73	(100+)
Fragrance	215	17	198	(18)	8	—	188	100+	100+
Hair Care	(19)	(19)	—	(10)	—	—	(10)	—	(100+)
Other	(2)	4	(6)	(1)	—	—	(7)	(100+)	(100+)
	2,846	689	$2,157	$(1,238)	$15	$40	$974	100+%	46%
Charges associated with restructuring and other activities	(228)	(83)
Total	$2,618	$606

By Region:
The Americas	$518	$(1,044)	$1,562	$(1,174)	$7	$40	$435	100+%	100+%
Europe, the Middle East & Africa	1,335	997	338	(56)	8	—	290	34	27
Asia/Pacific	993	736	257	(8)	—	—	249	35	33
	2,846	689	$2,157	$(1,238)	$15	$40	$974	100+%	46%
Charges associated with restructuring and other activities	(228)	(83)
Total	$2,618	$606

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2021, we had cash and cash equivalents of $4,958 million compared with $5,022 million at June 30, 2020. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
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

The effects of inflation have not been significant to our overall operating results in recent years, however we are mindful of emerging inflationary pressures. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 20, 2021, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization (excluding noncontrolling interests) decreased to 48% at June 30, 2021 from 61% at June 30, 2020, primarily due to the increase in total equity reflecting an increase in net earnings, partially offset by a higher treasury stock balance. Also contributing to the decrease was a decrease in total debt, primarily due to the fiscal 2021 repayments of the $750 million outstanding under our $1,500 million revolving credit facility and the $450 million aggregate principal amount of our 1.70% Senior Notes due May 10, 2021, partially offset by the March 2021 issuance of $600 million aggregate principal amount of our 1.950% Senior Notes due March 15, 2031.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 11 – Debt.
Cash Flows

	Year Ended June 30
(In millions)	2021	2020
Net cash provided by operating activities	$3,631	$2,280
Net cash used for investing activities	$(1,864)	$(1,698)
Net cash provided by (used for) financing activities	$(1,892)	$1,461

The change in net cash flows from operations reflected higher earnings before taxes, excluding non-cash items, as well as the improvement in working capital. The improvement in working capital was primarily due to other accrued liabilities, including an increase in accrued employee incentive compensation and the settlement of foreign currency forward contracts, and accounts payable, partially offset by the unfavorable change in accounts receivable due primarily to the increase in net sales.
The change in net cash flows used for investing activities primarily reflected the settlement of net investment hedges, which is offset by the improvement in other accrued liabilities discussed above. Net cash used for investing activities in fiscal 2021 and fiscal 2020 included cash paid, net of cash acquired, in connection with the acquisition of additional shares in DECIEM and the acquisition of Have & Be, respectively.
The change in net cash flows from financing activities primarily reflected lower proceeds relating to the issuance of long-term debt (the November 2019 and April 2020 issuances in fiscal 2020, compared to the March 2021 issuance in fiscal 2021), the fiscal 2021 repayment of borrowings under our revolving credit facility, partially offset by lower treasury stock repurchases.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for the fiscal 2020 to fiscal 2019 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2021 and through August 20, 2021, see Item 8. Financial Statements and Supplementary Data – Note 17 – Common Stock.

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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2021 and 2020, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan. As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2022.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2022	2021	2020
Non-qualified domestic noncontributory pension plan benefit payments	$23	$19	$18
International defined benefit pension plan contributions	$38	$40	$25
Post-retirement plan benefit payments	$9	$7	$8

Commitments and Contingencies
For a discussion of our contingencies, see to Item 8. Financial Statements and Supplementary Data – Note 16 – Commitments and Contingencies (Contractual Obligations).

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
Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $218 million and $222 million as of June 30, 2021 and 2020, respectively. This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would increase (decrease) by approximately $(83) million and $9 million as of June 30, 2021 and 2020, respectively.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2021 and our results of operations for the three fiscal years ended June 30, 2021 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies relate to goodwill, other intangible assets and long-lived assets - impairment assessment, income taxes and business combinations.

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

When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we can perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For fiscal 2021 and 2020, we elected to perform the qualitative assessment for certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. For our other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.

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

We provide tax reserves for applicable U.S. federal, state, local and foreign tax exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements. We classify applicable interest and penalties as a component of the provision for income taxes. Although the outcome relating to these exposures is uncertain, in our opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. If actual outcomes differ materially from these estimates, they could have a material impact on our consolidated net earnings.

For further discussion of Income Taxes, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 9 – Income Taxes.

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

During fiscal 2021, we increased our investment in Deciem Beauty Group Inc. (“DECIEM”) on a fully diluted basis from approximately 29% to approximately 76%. On a fully diluted basis, the DECIEM employee stock options, approximated 4% of the total capital structure and represent a liability on our consolidated balance sheet as of the acquisition date. Accordingly, for purposes of determining the consideration transferred, we excluded the DECIEM stock options, which resulted in an increase in our post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. We originally acquired a minority interest in DECIEM in June 2017. The original minority interest was accounted for as a cost method investment and, in June 2020, we began to apply the equity method of accounting but we did not have to remeasure our investment in DECIEM since the passage of time does not constitute an observable price change. The acquisition of the increased equity interest in DECIEM was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value, resulting in the recognition of a non-cash gain. The acquisition-date fair value of the previously held equity method investment was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,988 million by the related effective previously held equity interest of approximately 30.5%. The acquisition-date fair value of the redeemable noncontrolling interest includes the acquisition-date fair value of the net Put (Call) Option of $234 million. The remaining acquisition-date fair value of the redeemable noncontrolling interest of $647 million was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,988 million by the related noncontrolling interest of approximately 21.6%. As part of the acquisition of additional shares, DECIEM stock options were issued in replacement of and exchange for certain vested and unvested stock options previously issued by DECIEM. The total fair value of the DECIEM stock options of $294 million was recorded as part of the total consideration transferred, comprising of $191 million of Cash paid for vested options settled as of the acquisition date and $103 million reported as a stock options liability on the consolidated balance sheet as it is not an assumed liability of DECIEM and is expected to be settled in cash upon completion of the exercise of the Put (Call). The acquisition-date fair value of the DECIEM stock options liability was calculated by multiplying the acquisition-date fair value by the number of DECIEM stock options replaced the day after the acquisition date. The stock options replaced consist of vested and partially vested stock options.

We recorded a preliminary allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill.

For further discussion of Business Combinations, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies, Note 5 – Acquisition of Businesses and Note 18 – Stock Programs.

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
(18)the timing and impact of acquisitions, investments and divestitures; and
(19)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures, including impacts of COVID-19, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2021.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). The 2021 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2021 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.
The information required by this Item will be included in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2021 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2021 and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2021 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.
Equity Compensation Plan Information as of June 30, 2021

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(4)
Equity compensation plans approved by security holders(1)	11,759,005	$136.24	13,182,069

(1)Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).
(2)Consists of 7,615,191 shares issuable upon exercise of outstanding options, 1,857,165 shares issuable upon conversion of outstanding Restricted Stock Units, 1,536,083 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs and PSUs vested as of June 30, 2021 pending approval by the Stock Plan Subcommittee of our Board of Directors), 141,555 shares issuable upon conversion of Share Units and 609,011 shares issuable upon conversion of Long-term PSUs, including Price-vested units (“PVUs”).
(3)Calculated based upon outstanding options in respect of 7,615,191 shares of our Class A Common Stock.
(4)The 2002 Plan authorizes the grant of shares and benefits other than stock options. As of June 30, 2021, there were 12,717,742 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2021). Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan. The Director Plan currently provides for an annual grant of options and stock units to non-employee directors. As of June 30, 2021, there were 464,327 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2021, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 7% to 386,700,472. All outstanding options to purchase shares of Class A Common Stock, have an exercise price less than $318.08, the closing price on June 30, 2021. Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 2% to 369,374,589.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2021 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2021 Proxy Statement. The 2021 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2021 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)1 and 2.  Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a	Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 1.700% Senior Notes due 2021 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14	Global Note for the 1.700% Senior Notes due 2021 (filed as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.16	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.17	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description

4.19	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.21	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.27	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.29	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

Exhibit Number	Description

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).*†

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).*†

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Deirdre Stanley filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.12a	Amendment to Employment Agreement with Deirdre Stanley filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.13a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.14a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.15	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.15b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.15c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.15d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.15e	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (SEC File No. 1-14064).†

10.16	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.16a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16b	Summary of Compensation For Non-Employee Directors of the Company (SEC File No. 1-14064).†

10.17	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.17a	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.18d	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.18e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).*†

10.18f	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.18g	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.18h	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18i	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18j	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18k
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18l	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).*†

10.18m	Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.18n	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.18o
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17t to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18p
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.18q	Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18r	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18s	Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18t	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

Exhibit Number	Description

10.18u	Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18v	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18w	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16cc to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18x
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17y to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18y
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17z to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18z
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17aa to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18aa	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.18bb	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.18cc	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19	$1.5 Billion Credit Agreement, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018) (SEC File No. 1-14064).*

10.20	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

Exhibit Number	Description

10.22d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.24	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.24a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.24b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.24c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (SEC File No. 1-14064).†

10.25	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.25a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.25b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021 is formatted in iXBRL
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
Date: August 27, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 27, 2021
Fabrizio Freda

WILLIAM P. LAUDER*	Executive Chairman and a Director	August 27, 2021
William P. Lauder

LEONARD A. LAUDER*	Director	August 27, 2021
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 27, 2021
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 27, 2021
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 27, 2021
Wei Sun Christianson

PAUL J. FRIBOURG*	Director	August 27, 2021
Paul J. Fribourg

IRVINE O. HOCKADAY, JR.*	Director	August 27, 2021
Irvine O. Hockaday, Jr.

JENNIFER HYMAN*	Director	August 27, 2021
Jennifer Hyman

JANE LAUDER*	Director	August 27, 2021
Jane Lauder

RONALD S. LAUDER*	Director	August 27, 2021
Ronald S. Lauder

RICHARD D. PARSONS*	Director	August 27, 2021
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 27, 2021
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 27, 2021
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 27, 2021
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 27, 2021
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2021
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

Management’s Report on Internal Control over Financial Reporting
Management of The Estée Lauder Companies Inc. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended).

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. SEC guidance permits companies to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year following the acquisition. Accordingly, management excluded the internal controls relating to Deciem Beauty Group Inc. (“DECIEM”) from its fiscal 2021 annual assessment of the effectiveness of internal control over financial reporting. On May 18, 2021, the Company increased its ownership interest in DECIEM from approximately 29% to approximately 76%. For the fiscal year ended June 30, 2021, DECIEM's financial results constitute approximately 0.4% of total net sales and 2% of total assets of the consolidated financial statement amounts.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of June 30, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Estée Lauder Companies Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of The Estée Lauder Companies Inc. and its subsidiaries (the “Company”) as of June 30, 2021, and the related consolidated statements of earnings, of comprehensive income, of equity and redeemable noncontrolling interest, and of cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year ended June 30, 2021 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Deciem Beauty Group Inc. (“DECIEM”) from its assessment of internal control over financial reporting as of June 30, 2021. The Company increased its ownership interest in DECIEM from approximately 29% to approximately 76% in May 2021, resulting in the entity becoming a consolidated subsidiary. We have also excluded DECIEM from our audit of internal control over financial reporting. DECIEM’s total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2021.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Indefinite-Lived Impairment Assessment - Dr. Jart+ Trademark
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated net indefinite-lived intangible assets balance was $2,366 million as of June 30, 2021, of which a portion relates to the Dr. Jart+ trademark. Management assesses indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. The quantitative impairment test for indefinite-lived intangible assets encompasses calculating the fair value of an indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded. To determine the estimated fair value of indefinite-lived intangible assets, management uses an income approach, specifically the relief-from-royalty method. The significant assumptions used in this approach include revenue growth rates, terminal value, weighted-average cost of capital used to discount future cash flows, and royalty rate.

The principal considerations for our determination that performing procedures relating to the Dr. Jart+ trademark impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the trademark; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal value, weighted-average cost of capital used to discount future cash flows, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessment, including controls over the valuation of the Dr. Jart+ trademark. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the relief-from-royalty method; (iii) testing the completeness and accuracy of the underlying data used in the fair value estimate; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, terminal value, weighted-average cost of capital used to discount future cash flows, and royalty rate. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the Dr. Jart+ brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the terminal value, weighted-average cost of capital used to discount future cash flows, and royalty rate assumptions.
Acquisition of DECIEM - Valuation of Intangible Assets and net Put (Call) Option
As described in Notes 2 and 5 to the consolidated financial statements, in 2021, the Company acquired additional shares in Deciem Beauty Group Inc. (“DECIEM”) for $1,092 million in cash, including proceeds from the issuance of debt, which resulted in recording $1,917 million of customer relationships and trademark intangible assets. The Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”). As a result of this redemption feature, management recorded redeemable noncontrolling interest, at its acquisition-date fair value, that is classified as mezzanine equity in the consolidated balance sheet. The acquisition-date fair value of the redeemable noncontrolling interest includes the acquisition-date fair value of the net Put (Call) Option of $234 million. To determine the acquisition-date estimated fair value of intangible assets acquired, management applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships, and royalty rates for trademarks. The acquisition-date fair value of the net Put (Call) Option is based on the Monte Carlo method. The significant assumptions used include starting equity value, revenue growth rates and EBITDA, risk free rate, term, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility, and net sales volatility.
The principal considerations for our determination that performing procedures relating to the valuation of acquired intangible assets and the net Put (Call) Option relating to the acquisition of DECIEM is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the acquired intangible assets and the net Put (Call) Option; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and weighted-average cost of capital used to discount future cash flows for customer relationships, and revenue growth rates, terminal values, weighted-average cost of capital used to discount future cash flows, and royalty rates for trademarks, and starting equity value, revenue growth rates and EBITDA, risk free rate, term, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility, and net sales volatility for the net Put (Call) Option; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the accounting for business combinations, including controls over management’s valuation of the intangible assets and net Put (Call) Option. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value estimates of the intangible assets and net Put (Call) option; (iii) evaluating the appropriateness of the multi-period excess earnings method for customer relationships, the relief-from-royalty method for trademarks, and the Monte Carlo method for the net Put (Call) Option; (iv) testing the completeness and accuracy of the underlying data used in the fair value estimates; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and weighted-average cost of capital used to discount future cash flows for customer relationships, and revenue growth rates, terminal values, weighted-average cost of capital used to discount future cash flows, and royalty rates for trademarks. Evaluating management’s assumptions related to revenue growth rates for customer relationships, and revenue growth rates and terminal values for trademarks involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of DECIEM; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the appropriateness of the Monte Carlo method and management’s assumptions related to the net Put (Call Option) involved professionals with specialized skill and knowledge to assist in developing an independent value for each option and comparing to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent value for each option involved developing an independent Monte Carlo simulation model, testing the completeness and accuracy of the contractual information used by management to calculate the agreed-upon price to acquire the remaining equity interests in DECIEM, and evaluating the reasonableness of the assumptions used by management to estimate DECIEM’s equity value. Professionals with specialized skill and knowledge were also used to assist in (i) evaluating the appropriateness of the Company’s multi-period excess earnings method for customer relationships and relief-from-royalty method for trademarks; and (ii) evaluating the appropriateness of the weighted-average cost of capital used to discount future cash flows and royalty rates assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 27, 2021
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Estée Lauder Companies Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of The Estée Lauder Companies Inc. and subsidiaries (the Company) as of June 30, 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the two‑year period ended June 30, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 7 to the consolidated financial statements, the Company has changed its method of accounting for leases effective July 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2020.

New York, New York
August 28, 2020

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2021	2020	2019

Net sales	$16,215	$14,294	$14,863
Cost of sales	3,834	3,552	3,387

Gross profit	12,381	10,742	11,476

Operating expenses
Selling, general and administrative	9,371	8,637	8,857
Restructuring and other charges	204	73	216
Goodwill impairment	54	812	68
Impairments of other intangible and long-lived assets	134	614	22
Total operating expenses	9,763	10,136	9,163

Operating income	2,618	606	2,313

Interest expense	173	161	133
Interest income and investment income, net	51	48	58
Other components of net periodic benefit cost	12	4	2
Other income, net	847	557	71
Earnings before income taxes	3,331	1,046	2,307

Provision for income taxes	456	350	513
Net earnings	2,875	696	1,794

Net earnings attributable to noncontrolling interests	(12)	(12)	(9)
Net loss attributable to redeemable noncontrolling interest	7	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	$2,870	$684	$1,785

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$7.91	$1.90	$4.91
Diluted	$7.79	$1.86	$4.82

Weighted-average common shares outstanding
Basic	362.9	360.6	363.5
Diluted	368.2	366.9	370.4
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30
(In millions)	2021	2020	2019

Net earnings	$2,875	$696	$1,794

Other comprehensive income (loss):
Net unrealized investment gain	—	—	14
Net cash flow hedge loss	(21)	(9)	(24)
Retirement plan and other retiree benefit adjustments	82	12	(102)
Translation adjustments	128	(108)	(57)
Benefit (provision) for income taxes on components of other comprehensive income	(10)	3	40
Total other comprehensive income (loss), net of tax	179	(102)	(129)
Comprehensive income	3,054	594	1,665

Comprehensive income attributable to noncontrolling interests:
Net earnings	(12)	(12)	(9)
Translation adjustments	(1)	—	—
Total comprehensive income attributable to noncontrolling interests	(13)	(12)	(9)

Comprehensive loss attributable to redeemable noncontrolling interest:
Net loss	7	—	—
Translation adjustments	17	—	—
Total comprehensive loss attributable to redeemable noncontrolling interest	24	—	—
Comprehensive income attributable to The Estée Lauder Companies Inc.	$3,065	$582	$1,656
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share data)	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$4,958	$5,022
Accounts receivable, net	1,702	1,194
Inventory and promotional merchandise	2,505	2,062
Prepaid expenses and other current assets	603	614
Total current assets	9,768	8,892

Property, plant and equipment, net	2,280	2,055
Other assets
Operating lease right-of-use assets	2,190	2,282
Goodwill	2,616	1,401
Other intangible assets, net	4,095	2,338
Other assets	1,022	813
Total other assets	9,923	6,834
Total assets	$21,971	$17,781

LIABILITIES AND EQUITY
Current liabilities
Current debt	$32	$1,222
Accounts payable	1,692	1,177
Operating lease liabilities	379	375
Other accrued liabilities	3,195	2,405
Total current liabilities	5,298	5,179

Noncurrent liabilities
Long-term debt	5,537	4,914
Long-term operating lease liabilities	2,151	2,278
Other noncurrent liabilities	2,037	1,448
Total noncurrent liabilities	9,725	8,640

Commitments and contingencies

Redeemable Noncontrolling Interest	857	—

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2021 and June 30, 2020; shares issued: 462,633,034 at June 30, 2021 and 451,927,441 at June 30, 2020; Class B shares authorized: 304,000,000 at June 30, 2021 and June 30, 2020; shares issued and outstanding: 128,242,029 at June 30, 2021 and 135,235,429 at June 30, 2020	6	6
Paid-in capital	5,335	4,790
Retained earnings	12,244	10,134
Accumulated other comprehensive loss	(470)	(665)

	17,115	14,265
Less: Treasury stock, at cost; 229,115,665 Class A shares at June 30, 2021 and 226,637,238 Class A shares at June 30, 2020	(11,058)	(10,330)
Total stockholders’ equity – The Estée Lauder Companies Inc.	6,057	3,935
Noncontrolling interests	34	27
Total equity	6,091	3,962
Total liabilities, redeemable noncontrolling interest and equity	$21,971	$17,781
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Year Ended June 30
(In millions)	2021	2020	2019

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	4,790	4,403	3,972
Common stock dividends	3	3	—
Stock-based compensation	542	384	431
Paid-in capital, end of year	5,335	4,790	4,403

Retained earnings, beginning of year	10,134	9,984	9,040
Common stock dividends	(757)	(505)	(612)
Net earnings attributable to The Estée Lauder Companies Inc.	2,870	684	1,785
Cumulative effect of adoption of new accounting standards	(3)	(29)	(229)
Retained earnings, end of year	12,244	10,134	9,984

Accumulated other comprehensive loss, beginning of year	(665)	(563)	(434)
Other comprehensive income (loss)	195	(102)	(129)
Accumulated other comprehensive loss, end of year	(470)	(665)	(563)

Treasury stock, beginning of year	(10,330)	(9,444)	(7,896)
Acquisition of treasury stock	(602)	(768)	(1,458)
Stock-based compensation	(126)	(118)	(90)
Treasury stock, end of year	(11,058)	(10,330)	(9,444)

Total stockholders’ equity – The Estée Lauder Companies Inc.	6,057	3,935	4,386

Noncontrolling interests, beginning of year	27	25	22
Net earnings attributable to noncontrolling interests	12	12	9
Distributions to noncontrolling interest holders	(6)	(10)	(6)
Translation adjustments, net	1	—	—
Noncontrolling interests, end of year	34	27	25

Total equity	$6,091	$3,962	$4,411

Redeemable noncontrolling interest, beginning of year	$—	$—	$—
Acquired redeemable noncontrolling interest	881	—	—
Net loss attributable to redeemable noncontrolling interest	(7)	—	—
Translation adjustments	(17)	—	—
Redeemable noncontrolling interest, end of year	$857	$—	$—

Cash dividends declared per common share	$2.07	$1.39	$1.67
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2021	2020	2019

Cash flows from operating activities
Net earnings	$2,875	$696	$1,794
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	651	611	557
Deferred income taxes	(230)	(143)	(66)
Non-cash stock-based compensation	327	213	243
Net loss on disposal of property, plant and equipment	23	20	17
Non-cash restructuring and other charges	76	20	—
Pension and post-retirement benefit expense	95	82	72
Pension and post-retirement benefit contributions	(59)	(73)	(53)
Goodwill, other intangible and long-lived asset impairments	188	1,426	90
Changes in fair value of contingent consideration	(2)	(17)	(37)
Gain on liquidation of an investment in a foreign subsidiary, net	—	—	(71)
Gain on previously held equity method investment	(847)	(534)	—
Other non-cash items	(20)	(10)	(27)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(398)	625	(169)
Increase in inventory and promotional merchandise	(140)	(3)	(375)
Decrease (increase) in other assets, net	13	(212)	(62)
Increase (decrease) in accounts payable	440	(308)	319
Increase (decrease) in other accrued and noncurrent liabilities	695	(169)	285
Increase (decrease) in operating lease assets and liabilities, net	(56)	56	—
Net cash flows provided by operating activities	3,631	2,280	2,517
Cash flows from investing activities
Capital expenditures	(637)	(623)	(744)
Proceeds from purchase price refund	32	—	—
Payments for acquired businesses, net of cash acquired	(1,065)	(1,047)	—
Proceeds from the disposition of investments	—	—	1,229
Purchases of investments	(42)	(5)	(14)
Proceeds from sale of property, plant and equipment	—	—	2
Settlement of net investment hedges	(152)	(23)	—
Net cash flows provided by (used for) investing activities	(1,864)	(1,698)	473
Cash flows from financing activities
Proceeds (repayments) of current debt, net	(744)	755	(171)
Proceeds from issuance of long-term debt, net	596	2,481	—
Debt issuance costs	(4)	(18)	—
Repayments and redemptions of long-term debt	(459)	(513)	(1)
Net proceeds from stock-based compensation transactions	215	180	192
Payments to acquire treasury stock	(733)	(893)	(1,555)
Dividends paid to stockholders	(753)	(503)	(609)
Payments to noncontrolling interest holders for dividends	(8)	(10)	(6)
Payments of contingent consideration	(2)	(18)	(23)
Net cash flows provided by (used for) financing activities	(1,892)	1,461	(2,173)

Effect of exchange rate changes on Cash and cash equivalents	61	(8)	(11)
Net increase (decrease) in Cash and cash equivalents	(64)	2,035	806
Cash and cash equivalents at beginning of year	5,022	2,987	2,181

Cash and cash equivalents at end of year	$4,958	$5,022	$2,987
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under brand names, including: Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr. Jart+, DECIEM and The Ordinary. Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, Tom Ford, Ermenegildo Zegna and AERIN brand names for fragrances and/or cosmetics.

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, business combinations, goodwill, other intangible assets and long-lived assets, income taxes, redeemable noncontrolling interest and Deciem Beauty Group Inc. (“DECIEM”) stock options. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment, including those related to the impacts of the COVID-19 pandemic, will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $147 million, $(106) million and $30 million, net of tax, in fiscal 2021, 2020 and 2019, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2021, 2020 and 2019.

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

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(12) million, $51 million and $46 million in fiscal 2021, 2020 and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include $1,490 million and $775 million of short-term time deposits at June 30, 2021 and 2020, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments in the common stock of privately-held companies in which the Company has the ability to exercise significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. The Company accounts for its equity securities without readily determinable fair values at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. These investments were not material to the Company’s consolidated financial statements as of June 30, 2021 and 2020 and are included in Long-term investments in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions. Payment terms are short-term in nature and are generally less than one year.

During fiscal 2021, the Company adopted Accounting Standards Codification (“ASC”) Topic 326 – Financial Instruments – Credit Losses (“ASC 326”) using the modified retrospective transition approach and, accordingly, the prior comparative period was not restated. Under this new standard, the Company is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. In accordance with ASC 326, the Company evaluated certain criteria, including aging and historical write-offs, current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables. See Note 14 – Revenue Recognition for additional information.

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

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the Company's consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. The Company allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Any residual purchase price is recorded as goodwill. The determination of fair value, as well as the expected useful lives of certain assets acquired, requires management to make judgments and may involve the use of significant estimates, including assumptions with respect to estimated future cash flows, discount rates and valuation multiples from comparable publicly traded companies, among other things. See Note 5 – Acquisition of Businesses for further information.

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

For fiscal 2021 and 2020, the Company elected to perform the qualitative assessment for the goodwill in certain of its reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value. The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

For the Company’s other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, the Company used an equal weighting of the income and market approaches. Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples. To determine the estimated fair value of other indefinite-lived intangible assets, we use an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates, terminal value, the weighted-average cost of capital used to discount future cash flows and royalty rate.
See Note 6 – Goodwill and Other Intangible Assets for further information.
Long-Lived Assets
The Company reviews long-lived assets, primarily intangible assets subject to amortization, right-of-use assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be measured and recorded for the excess of the carrying value over the fair value. Specifically for right-of-use assets, estimated fair value is based on discounting market rent using a real estate discount rate.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
During fiscal 2020, the Company adopted the lease accounting standard, ASC Topic 842 – Leases (“ASC 842”) using the modified retrospective transition approach permitted under the new standard for leases that existed at July 1, 2019 and, accordingly, the prior comparative periods were not restated.
The Company recognizes a lease liability and a related right-of-use (“ROU”) asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After an ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.
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
As a result of the adoption of ASC 842, the Company recorded a cumulative adjustment of $29 million, net of tax, as a reduction to its fiscal 2020 opening balance of retained earnings, primarily to reflect the fair value of operating lease ROU assets that were impaired at, or prior to, the adoption date. In addition, the Company recognized operating lease ROU assets and liabilities of $2,598 million and $2,764 million, respectively, as of July 1, 2019. See Note 7 – Leases for further information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk
The Company is a worldwide manufacturer, marketer and seller of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to department stores, perfumeries, specialty multi-brand retailers and retailers in its travel retail business. The Company grants credit to qualified customers. As a result of the COVID-19 pandemic, the Company has enhanced its assessment of its customers' abilities to pay with a greater focus on factors affecting their liquidity and less on historical payment performance. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor the extent of the impact of the COVID-19 pandemic on its customers' abilities, individually and collectively, to make timely payments.
The Company’s largest customer for the year ended June 30, 2021 sells products primarily in China travel retail. This customer accounted for $2,278 million or 14%, $1,031 million or 7% and $694 million or 5% of the Company's consolidated net sales for the year ended June 30, 2021, 2020 and 2019, respectively. This customer accounted for $179 million, or 10%, and $297 million, or 24%, of the Company's accounts receivable at June 30, 2021 and 2020, respectively.
Revenue Recognition

During fiscal 2019, the Company adopted the new revenue accounting standard, ASC 606, under the modified retrospective method to all contracts as of the date of adoption. Under this method, the consolidated financial statements for the fiscal period beginning July 1, 2018 are presented under the new revenue accounting standard.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising and Promotion

Global net advertising, merchandising, sampling, promotion and product development expenses of $3,710 million, $3,398 million and $3,440 million in fiscal 2021, 2020 and 2019, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred. The cost of certain promotional products, including samples and testers, are classified within Cost of sales.
Research and Development
Research and development costs of $243 million, $228 million and $202 million in fiscal 2021, 2020 and 2019, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.
Shipping and Handling
Shipping and handling expenses of $680 million, $583 million and $570 million in fiscal 2021, 2020 and 2019, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.
License Arrangements
The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The current licenses have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. Most of our license agreements have renewal terms in 5-year increments. As of June 30, 2021, the remaining terms considering available renewal periods range from 2 years to approximately 12 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
Some of the Company’s licenses were entered into to create a new business, while other licenses were acquired, or entered into, where the licensor or another licensee was operating a pre-existing beauty products business, in which case, other intangible assets are capitalized and amortized over their useful lives.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company provides tax reserves for applicable U.S. federal, state, local and foreign tax exposures relating to periods subject to audit. The development of reserves for these exposures requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements. The Company classifies applicable interest and penalties as a component of the provision for income taxes. Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated net earnings.
Redeemable Noncontrolling Interest
On May 18, 2021, the Company acquired additional shares in Deciem Beauty Group Inc. (“DECIEM”), a Toronto-based skin care company. The Company originally acquired a minority interest in DECIEM in June 2017. The acquisition of additional shares increased the Company's equity interest and was considered a step acquisition. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”).
As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at June 30, 2021. The noncontrolling interest is adjusted each reporting period for income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. These adjustments are recorded in Paid-in capital and are not reflected in Net earnings or Net earnings attributable to The Estée Lauder Companies Inc. In addition, based on the Company's policy election, if the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, a measurement period adjustment is recorded in Retained earnings and the Company will adjust Net earnings attributable to The Estée Lauder Companies Inc. as it uses the two-class method when calculating earnings per common share. The fair value of the noncontrolling interest is estimated using an equal weighting of the income and market approaches. Under the income approach, the Company determines fair value using a discounted cash flow method, projecting future cash flows of the reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, the Company utilizes market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples. See Note 5 – Acquisition of Businesses for additional information regarding the redeemable noncontrolling interest.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government Assistance
The Company recognizes amounts received from government assistance programs as a reduction to cost of sales or operating expenses in the consolidated statements of earnings when there is reasonable assurance the Company will receive the amount and has met the conditions, if any, required by the government assistance program. Beginning in the second half of fiscal 2020, many governments in locations where the Company operates announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During fiscal 2021 and 2020, the Company qualified for and recorded $84 million and $99 million, respectively, in government assistance, which reduced Selling, general and administrative expenses by $78 million and $87 million, respectively, and Cost of sales by $6 million and $10 million, respectively. The remaining $2 million recorded in fiscal 2020 was deferred and recognized in fiscal 2021 as a reduction to Cost of sales.
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

Effective for the Company – Fiscal 2021 first quarter.

Impact on consolidated financial statements – On July 1, 2020, the Company adopted ASC 326. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. See Note 14 - Revenue Recognition for further discussion.

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

Impact on consolidated financial statements – The Company currently has an implementation team in place that is performing a comprehensive evaluation and assessing the impact of applying this guidance on its existing derivative contracts, leases and other arrangements, as well as when to adopt this guidance.

Income Taxes (ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes)
In December 2019, the FASB issued authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas.

Effective for the Company – Fiscal 2022 first quarter. The amendments have differing adoption methods including retrospectively, prospectively and/or modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption, depending on the specific change.

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

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE
Inventory and promotional merchandise consists of the following:

	June 30
(In millions)	2021	2020
Raw materials	$674	$542
Work in process	330	305
Finished goods	1,213	995
Promotional merchandise	288	220
	$2,505	$2,062

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	June 30
(In millions)	2021	2020
Assets (Useful Life)

Land	$55	$33
Buildings and improvements (10 to 40 years)	524	400
Machinery and equipment (3 to 10 years)	1,039	865
Computer hardware and software (4 to 10 years)	1,444	1,335
Furniture and fixtures (5 to 10 years)	127	120
Leasehold improvements	2,429	2,381
	5,618	5,134
Less accumulated depreciation and amortization	(3,338)	(3,079)
	$2,280	$2,055

The cost of assets related to projects in progress of $647 million and $501 million as of June 30, 2021 and 2020, respectively, is included in their respective asset categories above. Depreciation and amortization of property, plant and equipment was $516 million, $514 million and $495 million in fiscal 2021, 2020 and 2019, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. See Note 7 – Leases for discussion of property, plant and equipment impairments.

NOTE 5 – ACQUISITION OF BUSINESSES
Fiscal 2021
On May 18, 2021, the Company acquired additional shares in DECIEM, a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen the Company’s leadership position in prestige skin care, expand its global consumer reach and complement its business in the online and specialty-multi channels. The Company originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased the Company's fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options, discussed below, approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, the Company excluded the DECIEM stock options, which resulted in an increase in the Company’s post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. The Company remeasured the previously held equity method investment to its fair value of $912 million, resulting in the recognition of a gain of $847 million. The gain on the Company’s previously held equity method investment is included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2021. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”). As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at June 30, 2021. As of June 30, 2021, the accounting for the DECIEM business combination is provisional pending the calculation of the final purchase price, finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the total consideration transferred is as follows:

(In millions)	May 18, 2021
Cash paid	$1,092
Fair value of DECIEM stock options liability	103
Fair value of net Put (Call) Option	234
Total consideration for the acquired ownership interest (approximately 47.9%)	1,429
Fair value of previously held equity method investment (approximately 30.5%)	912
Fair value of redeemable noncontrolling interest (approximately 21.6%)	647
Total consideration transferred (100%)	$2,988

As part of the acquisition of additional shares, DECIEM stock options were issued in replacement of and exchange for certain vested and unvested stock options previously issued by DECIEM. The total fair value of the DECIEM stock options of $294 million was recorded as part of the total consideration transferred, comprising of $191 million of Cash paid for vested options settled as of the acquisition date and $103 million reported as a stock options liability on the Company's consolidated balance sheet as it is not an assumed liability of DECIEM and is expected to be settled in cash upon completion of the exercise of the Put (Call). The acquisition-date fair value of the DECIEM stock options liability was calculated by multiplying the acquisition-date fair value by the number of DECIEM stock options replaced the day after the acquisition date. The stock options replaced consist of vested and partially vested stock options. See Note 18 – Stock Programs for information relating to the DECIEM stock options.

The acquisition-date fair value of the previously held equity method investment was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,988 million by the related effective previously held equity interest of approximately 30.5%.

The acquisition-date fair value of the redeemable noncontrolling interest includes the acquisition-date fair value of the net Put (Call) Option of $234 million. The remaining acquisition-date fair value of the redeemable noncontrolling interest of $647 million was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,988 million by the related noncontrolling interest of approximately 21.6%.

The acquisition-date fair values of the DECIEM stock options and the net Put (Call) Option were calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and EBITDA and the following key assumptions into the Monte Carlo Method:

May 18, 2021
Risk-free rate	0.50%
Term to mid of last twelve-month period	2.54 years
Operating leverage adjustment	0.45
Net sales discount rate	3.30%
EBITDA discount rate	6.80%
EBITDA volatility	38.30%
Net sales volatility	17.20%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded a preliminary allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for trademarks. The preliminary allocation of the total consideration transferred has been recorded as follows:

(In millions)	May 18, 2021
Cash	$35
Accounts receivable	64
Inventory	203
Other current assets	30
Property, plant and equipment	40
Operating lease right-of-use assets	40
Intangible assets	1,917
Goodwill	1,283
Total assets acquired	3,612

Accounts payable	21
Operating lease liabilities	8
Other accrued liabilities	67
Deferred income taxes	483
Long-term operating lease liabilities	45
Total liabilities assumed	624
Total consideration transferred	$2,988

The results of operations for DECIEM for the six-week period ended June 30, 2021 were not material to the Company's consolidated statements of earnings for the twelve months ended June 30, 2021. Acquisition-related costs of $21 million, which primarily include financial advisory, accounting and legal fees, are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings for the year ended June 30, 2021. Pro forma results of operations reflecting the acquisition of DECIEM are not presented, as the impact on the Company’s consolidated financial results would not have been material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2020
On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr. Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, the Company estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in fiscal 2021. The Company originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value of $660 million, resulting in the recognition of a gain of $530 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment of $534 million is included in Other income, net in the accompanying consolidated statements of earnings for fiscal 2020. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. The accounting for the Have & Be business combination was finalized as of June 30, 2020.
The amount paid at closing was funded by cash on hand including the proceeds from the issuance of debt. In anticipation of the closing, the Company transferred cash to a foreign subsidiary for purposes of making the closing payment. As a result, the Company recognized a foreign currency gain of $23 million, which is also included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2020.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 5 – Acquisition of Businesses, in May 2021 the Company increased its investment in DECIEM, which resulted in the inclusion of additional goodwill of $1,283 million, amortizable intangible assets (customer lists) of $701 million with amortization periods of 7 years to 14 years, and non-amortizable intangible assets (trademarks) of $1,216 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with sales growth in the skin care category, as well as the value associated with DECIEM's assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition will not be deductible for tax purposes. These amounts are provisional pending the final purchase price, finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.

During the year ended June 30, 2020, the Company acquired Have & Be, which included the addition of goodwill of $346 million, amortizable intangible assets (customer lists) of $937 million with amortization periods of 7.5 years to 17.5 years, and non-amortizable intangible assets (trademarks) of $722 million.

During the year ended June 30, 2021 and 2020, the Company recognized $6 million and $11 million, respectively, of goodwill associated with the continuing earn-out obligations related to the acquisition of the Bobbi Brown brand. The earn-out obligations ceased in fiscal 2021.

The intangible assets acquired in connection with the acquisitions of DECIEM and Have & Be are classified as level 3 in the fair value hierarchy. The estimate of the fair values of the acquired amortizable intangible assets were determined using a multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods. Fair value was determined under this approach by estimating future cash flows over multiple periods, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The estimate of the fair values of the acquired intangible assets not subject to amortization were determined using an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition. The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2019
Goodwill	$185	$1,199	$254	$390	$2,028
Accumulated impairments	(36)	(68)	(22)	(34)	(160)
	149	1,131	232	356	1,868

Goodwill acquired during the year	346	11	—	—	357
Impairment charges	(60)	(749)	(3)	—	(812)
Translation adjustments, goodwill	(12)	—	—	(1)	(13)
Translation adjustments, accumulated impairments	1	—	(1)	1	1
	275	(738)	(4)	—	(467)

Balance as of June 30, 2020
Goodwill	519	1,210	254	389	2,372
Accumulated impairments	(95)	(817)	(26)	(33)	(971)
	424	393	228	356	1,401

Goodwill acquired during the year	1,283	6	—	4	1,293
Impairment charges(1)	(54)	(13)	(4)	—	(71)
Translation adjustments and write-offs, goodwill	(16)	(2)	8	(38)	(48)
Translation adjustments and write-offs, accumulated impairments	8	—	—	33	41
	1,221	(9)	4	(1)	1,215

Balance as of June 30, 2021
Goodwill	1,786	1,214	262	355	3,617
Accumulated impairments	(141)	(830)	(30)	—	(1,001)
	$1,645	$384	$232	$355	$2,616

(1)Goodwill impairment charges of $13 million, recorded in connection with the exit of the global distribution of BECCA products, and $4 million, other, are included in Restructuring and other charges in the accompanying consolidated statements of earnings for the year ended June 30, 2021. See Note 8 – Charges Associated with Restructuring and Other Activities for further information relating to the Post-COVID Business Acceleration Program. See “Fiscal 2021 Impairment Testing” below for further information relating to fiscal 2021 impairment charges related to GLAMGLOW and Smashbox.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist. Other intangible assets (e.g., customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 5 years to 20 years. Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2021 and 2020 were not significant to the Company’s results of operations.
Other intangible assets consist of the following:

	June 30, 2021			June 30, 2020
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,273	$544	$1,729	$1,590	$475	$1,115
License agreements	43	43	—	43	43	—
	$2,316	$587	1,729	$1,633	$518	1,115
Non-amortizable intangible assets:
Trademarks and other			2,366			1,223
Total intangible assets			$4,095			$2,338

The aggregate amortization expense related to amortizable intangible assets for fiscal 2021, 2020 and 2019 was $110 million, $73 million and $51 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2022	2023	2024	2025	2026
Estimated aggregate amortization expense	$160	$160	$159	$159	$159

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2021 Impairment Testing
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

Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2021, the Company determined that the carrying value of the GLAMGLOW and Smashbox trademarks exceeded their fair values. This determination was made based on updated internal forecasts, finalized and approved in June 2021, that reflected lower net sales growth projections due to a softer than expected retail environment for these brands, as well as the continued impacts relating to the uncertainty of the duration and severity of the COVID-19 pandemic. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets may not be recoverable. The Company concluded that the carrying values of the trademarks exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded impairment charges. The Company concluded that the carrying amounts of the long-lived assets were recoverable. The carrying values of the customer lists and goodwill relating to the GLAMGLOW and Smashbox reporting units were zero as of November 30, 2020 and June 30, 2020, respectively.

A summary of the impairment charges for the three and twelve months ended June 30, 2021 and the remaining trademark, customer lists and goodwill carrying values as of June 30, 2021, for each reporting unit, are as follows:

		Impairment Charge
(In millions)		Three Months Ended June 30, 2021			Twelve Months Ended June 30, 2021			Carrying Value as of June 30, 2021
Reporting Unit:	Product Category	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill
GLAMGLOW	Skin care	$25	$—	$—	$46	$6	$54	$11	$—	$—
Smashbox	Makeup	11	—	—	11	—	—	21	—	—
Total		$36	$—	$—	$57	$6	$54	$32	$—	$—

The impairment charges for the three and twelve months ended June 30, 2021 were reflected in the Americas region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2020 Impairment Testing

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

A summary of the impairment charges for the three and twelve months ended June 30, 2020 and the remaining trademark, customer lists and goodwill carrying values as of June 30, 2020, for each reporting unit, are as follows:

		Impairment Charge
(In millions)		Three Months Ended June 30, 2020			Twelve Months Ended June 30, 2020			Carrying Value as of June 30, 2020
Reporting Unit:	Product Category	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill	Trademark	Customer Lists	Goodwill
Too Faced	Makeup	$—	$—	$—	$253	$—	$592	$272	$217	$13
BECCA	Makeup	24	35	15	71	35	85	27	7	13
Smashbox	Makeup	—	—	—	23	—	72	32	—	—
GLAMGLOW	Skin care	5	—	8	6	—	60	57	6	54
Editions de Parfums Frédéric Malle	Fragrance	11	—	3	11	—	3	21	2	3
Total		$40	$35	$26	$364	$35	$812	$409	$232	$83

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – LEASES
For further information on the Company's policies relating to leases see Note 2 – Summary of Significant Accounting Policies.
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 58 years. Some of the Company’s lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 23 years.
A summary of total lease costs and other information for the periods relating to the Company’s finance and operating leases is as follows:

	June 30
(In millions)	2021	2020
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$9	$11
Interest on lease liabilities	—	1
Operating lease cost	470	625
Short-term lease cost	19	24
Variable lease cost	301	158
Total	$799	$819
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$451	$426
Financing cash flows from finance leases	$12	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$267	$266
Right-of-use assets obtained in exchange for new finance lease liabilities	$44	$1
Weighted-average remaining lease term – finance leases	3 years	2 years
Weighted-average remaining lease term – operating leases	10 years	11 years
Weighted-average discount rate – finance leases	1.1%	2.7%
Weighted-average discount rate – operating leases	2.3%	2.5%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2022	$431	$18
Fiscal 2023	394	14
Fiscal 2024	345	12
Fiscal 2025	288	1
Fiscal 2026	246	1
Thereafter	1,155	—
Total future minimum lease payments	2,859	46
Less imputed interest	(329)	(1)
Total	$2,530	$45

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30
	2021		2020
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Total current liabilities	$379	$18	$375	$8
Total noncurrent liabilities	2,151	27	2,278	5
Total	$2,530	$45	$2,653	$13
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheets as of June 30, 2021 and 2020.
As a result of the continued challenging retail environment due to the COVID-19 pandemic, certain of the Company’s freestanding stores experienced lower net sales and lower expectations of future cash flows. These changes were an indicator that the carrying amounts may not be recoverable. Accordingly, the Company performed a recoverability test by comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. For those freestanding stores that failed step one of this test, the Company then compared the assets carrying values to their estimated fair values. Specifically, for the related ROU assets, the fair value was based on discounting market rent using a real estate discount rate. As a result, the Company recognized $71 million and $215 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings for the year ended June 30, 2021 and 2020, respectively. The fiscal 2021 impairments related to other assets (i.e. rights associated with commercial operating leases) of $27 million, operating lease right-of-use assets of $25 million and the related property, plant and equipment in certain freestanding stores of $19 million. The fiscal 2020 impairments related to operating lease ROU assets of $131 million, as well as the related property, plant and equipment and other long-lived assets in certain freestanding stores of $84 million, combined.
A summary of impairment charges is as follows:

	June 30
(In millions)	2021	2020
Product Category	Impairment Charge	Impairment Charge
Skin care	$1	$22
Makeup	52	160
Fragrance	14	18
Hair care	4	14
Other	—	1
Total	$71	$215

Region
The Americas	$23	$103
Europe, the Middle East & Africa	48	104
Asia/Pacific	—	8
Total	$71	$215

As of June 30, 2021, the Company has additional operating lease obligations, relating primarily to facilities to support the Company’s manufacturing operations, retail stores, and corporate offices, that have not yet commenced of $37 million. These leases will commence between fiscal 2022 and fiscal 2026 with lease terms of 1 year to 10 years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2021, the Company incurred charges associated with restructuring activities as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Leading Beauty Forward Program	$—	$8	$(15)	$14	$7
Post-COVID Business Acceleration Program	14	2	201	4	221
Total	$14	$10	$186	$18	$228

During fiscal 2020 and 2019, the Company incurred charges associated with restructuring and other activities in connection with its Leading Beauty Forward initiative as follows:

			Operating Expenses
(In millions)	Sales Returns (included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Fiscal 2020	$—	$10	$34	$39	$83
Fiscal 2019	$3	$22	$133	$83	$241

The types of activities included in restructuring and other charges, and the related accounting criteria, are described below.
Charges associated with restructuring and other activities are not allocated to the Company's product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.
Leading Beauty Forward Program
In May 2016, the Company announced a multi-year initiative (“Leading Beauty Forward” or the “LBF Program”) to build on its strengths and better leverage its cost structure to free resources for investment to continue its growth momentum. The LBF Program was designed to enhance the Company’s go-to-market capabilities, reinforce its leadership in global prestige beauty and continue creating sustainable value. Restructuring actions taken over the duration of the LBF Program involve the redesigning, resizing and reorganization of select corporate functions and go-to-market structures to improve effectiveness and create cost efficiencies in support of increased investment in growth drivers. As the Company continues to grow, it is important to more efficiently support its diverse portfolio of brands, channels and geographies in the rapidly evolving prestige beauty environment. The Company also believes that decision-making in key areas of innovation, marketing and digital communications should be moved closer to the consumer to increase speed and local relevance. As of June 30, 2019, the Company concluded the approvals of all major initiatives under the LBF Program related to the optimization of select corporate functions, supply chain activities, and corporate and regional market support structures, as well as the exit of underperforming businesses, and has substantially completed those initiatives through fiscal 2021.
The Company estimated a net reduction over the duration of the LBF Program in the range of approximately 1,300 to 1,600 positions globally, excluding point-of-sale positions. As of June 30, 2021 the net reduction over the duration of the LBF Program was approximately 1,300 positions globally, excluding point-of-sale positions. This reduction takes into account the elimination of certain positions, inclusive of positions that are unfilled, as well as retraining and redeployment of certain employees and investment in new positions in key areas.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
LBF Program Approvals
For the year ended 2020, the Company recognized $18 million of asset-related costs, approved under the LBF Program, due to the impairment of operating lease ROU assets as a result of closed freestanding retail stores, whereby the ability to sublease the locations was negatively impacted by the COVID-19 pandemic. These charges were initially approved under the LBF Program prior to fiscal 2020 as contract terminations related to continuing lease payments to landlords after exiting the location. The LBF Program approved restructuring and other charges expected to be incurred were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Total Charges (Adjustments) Approved
Cumulative through June 30, 2020	$13	$85	$511	$358	$967
Fiscal 2021	1	(12)	(25)	(19)	(55)
Cumulative through June 30, 2021	$14	$73	$486	$339	$912

Included in the above table, cumulative LBF Program restructuring initiatives approved by the Company by major cost type were:

(In millions)	Employee- Related Costs	Asset-Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative through June 30, 2020	$460	$28	$7	$16	$511
Fiscal 2021	(27)	3	4	(5)	(25)
Cumulative through June 30, 2021	$433	$31	$11	$11	$486

Specific actions approved under the LBF Program include:

•Optimize Select Corporate Functions – The Company approved initiatives to realign and optimize its organization to better leverage scale, improve productivity, reduce complexity and achieve cost savings across various functions, including finance, information technology, research and development, and human resources. Such approvals included consulting and other professional services for the design, project management, implementation and integration of new processes and technologies and, to a lesser extent, costs for temporary labor backfill, training and recruiting related to new capabilities, as well as similar expenses for certain other corporate functions. These actions resulted in a net reduction of the workforce, which included position eliminations, the re-leveling of certain positions and an investment in new capabilities. The Company also approved other charges to support the LBF Project Management Office (“PMO”), which primarily consisted of internal and external resources that further drove project integration, organizational design capabilities and change management throughout the organization.
The design of certain corporate functions included the creation of a shared-services structure, either using Company resources or through external service providers. As part of the service delivery model, the Company approved the organizational design of the management and governance platform of a shared-services structure using Company resources, as well as the transition of select transactional activities to an external service provider, which resulted in other charges for implementation, project and consulting costs.
•Optimize Supply Chain –The Company approved certain activities related to initiatives to centralize the Company’s supply chain management, redesign certain supply chain planning and transportation management activities, improve the organizational design of manufacturing and engineering processes related to certain product lines, and enable distribution capabilities and generate efficiencies through an external service provider. Collectively, these actions resulted in a net reduction of the workforce, which included position eliminations, the re-leveling of certain positions and an investment in new capabilities, as well as consulting fees, implementation costs and temporary labor backfill.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Optimize Corporate and Region Market Support Structures – The Company approved initiatives to enhance its go-to-market support structures and achieve synergies across certain geographic regions, brands and channels. These initiatives primarily shifted certain areas of focus from traditional to social and digital marketing strategies to provide enhanced consumer experience, as well as to support expanded omnichannel opportunities. These actions resulted in a net reduction of the workforce, which included position eliminations, the re-leveling of certain positions and an investment in new capabilities. The Company also approved consulting and other professional services related to the design of future structures, processes and technologies and, to a lesser extent, other costs for recruitment and training related to new capabilities. In addition, the Company approved initiatives to enhance consumer engagement strategies across certain channels in Europe, which resulted in product returns.
•Exit Underperforming Businesses – To further improve profitability in certain areas of the Company’s brands and regions, the Company approved initiatives to exit certain businesses in select markets and channels of distribution. The Company also decided to close a number of underperforming freestanding retail stores and exit mid-tier department stores for certain brands in the United States to redirect resources to other retail locations and channels with potential for greater profitability. These activities resulted in product returns, inventory write-offs, reduction of workforce, accelerated depreciation and termination of contracts.
As initiatives under the LBF Program progressed through implementation, the Company identified certain costs that were initially approved but will not be incurred, as well as other changes to the prior estimates. These adjustments are included in their respective period presented above, and were primarily related to estimated employee-related costs for certain employees who either resigned or transferred to other existing positions within the Company.
LBF Program Restructuring and Other Charges
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
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the LBF Program were:

	Sales Returns		Operating Expenses
(In millions)	(included in Net Sales)	Cost of Sales	Restructuring Charges	Other Charges	Total
Total Charges (Adjustments)
Cumulative through June 30, 2018	$11	$33	$324	$182	$550
Fiscal 2019	3	22	133	83	241
Fiscal 2020	—	10	34	39	83
Fiscal 2021	—	8	(15)	14	7
Cumulative through June 30, 2021	$14	$73	$476	$318	$881

The major cost types related to the cumulative restructuring charges set forth above were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2018	$314	$4	$3	$3	$324
Fiscal 2019	131	—	—	2	133
Fiscal 2020	6	23	3	2	34
Fiscal 2021	(18)	—	1	2	(15)
Cumulative through June 30, 2021	$433	$27	$7	$9	$476

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued restructuring charges from the LBF Program inception through June 30, 2021 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$74	$1	$—	$—	$75
Non-cash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(1)	—	—	—	(1)
Balance at June 30, 2016	73	—	—	—	73

Charges	116	2	2	2	122
Cash payments	(39)	—	(2)	(2)	(43)
Non-cash asset write-offs	—	(2)	—	—	(2)
Balance at June 30, 2017	150	—	—	—	150

Charges	124	1	1	1	127
Cash payments	(92)	—	—	(1)	(93)
Non-cash asset write-offs	—	(1)	—	—	(1)
Translation adjustments	(2)	—	—	—	(2)
Balance at June 30, 2018	180	—	1	—	181

Charges	131	—	—	2	133
Cash payments	(107)	—	(1)	(1)	(109)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at June 30, 2019	202	—	—	1	203

Charges	6	23	3	2	34
Cash payments	(94)	—	(3)	(3)	(100)
Translation adjustment	(2)	—	—	—	(2)
Non-cash write-offs	—	(23)	—	—	(23)
Balance at June 30, 2020	112	—	—	—	112

Charges (adjustments)	(18)	—	1	2	(15)
Cash payments	(65)	—	(1)	(2)	(68)
Translation adjustment	—	—	—	1	1
Balance at June 30, 2021	$29	$—	$—	$1	$30

Restructuring charges for employee-related costs are net of adjustments to the accrual estimate for certain employees who either resigned or transferred to other existing positions within the Company. These adjustments were not material for all periods presented. Accrued restructuring charges at June 30, 2021 relating to the LBF Program are expected to result in cash expenditures funded from cash provided by operations of approximately $23 million and $7 million in fiscal 2022 and 2023, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Post-COVID Business Acceleration Program
On August 20, 2020, the Company announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “PCBA Program”), designed to realign the Company's business to address the dramatic shifts to its distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic. The PCBA Program is designed to help improve efficiency and effectiveness by rebalancing resources to growth areas of prestige beauty. It is expected to further strengthen the Company by building upon the foundational capabilities in which the Company has invested.
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
The Company previously estimated a net reduction over the duration of the PCBA Program in the range of approximately 1,500 to 2,000 positions globally, including temporary and part-time employees. The Company has revised these estimates based on the review of the PCBA Program. At this time, the Company estimates a net reduction over the duration of the PCBA Program in the range of 2,000 to 2,500 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.
The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.
PCBA Program Approvals
The PCBA Program cumulative charges (adjustments) approved by the Company through June 30, 2021 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Fiscal 2021	$42	$(6)	$257	$21	$314

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through June 30, 2021 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Fiscal 2021	$132	$108	$13	$4	$257

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Specific actions taken since the PCBA Program inception include:

•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels in certain areas of its distribution network and, as part of a broader initiative to be completed in phases, the Company has approved initiatives to close a number of underperforming freestanding stores, counters and other retail locations, mainly in certain affiliates across all geographic regions, including the Company's travel retail network. These anticipated closures reflect changing consumer behaviors including higher demand for online and omnichannel capabilities. These activities will result in a net reduction in workforce, inventory and other asset write-offs, product returns, and termination of contracts.

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
•Costs to establish and maintain a PMO for the duration of the PCBA Program, including internal costs for employees dedicated solely to project management activities, and other PMO-related expenses incremental to the Company’s ongoing operations (e.g., rent and utilities), and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Fiscal 2021	$14	$2	$201	$4	$221

(In millions)	Employee- Related Costs	Asset- Related Costs(1)	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Fiscal 2021	$119	$75	$6	$1	$201

(1)Asset-related costs include goodwill and other intangible asset impairment charges of $13 million and $34 million, respectively, relating to the exit of the global distribution of BECCA products.
Changes in accrued restructuring charges for the fiscal year ended June 30, 2021 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$119	$75	$6	$1	$201
Cash payments	(18)	—	(6)	(1)	(25)
Non-cash asset write-offs	—	(75)	—	—	(75)
Balance at June 30, 2021	$101	$—	$—	$—	$101

Accrued restructuring charges at June 30, 2021 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $79 million, $20 million, and $2 million for each of fiscal 2022, 2023 and 2024, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2021	2020	2019
Current:
Federal	$197	$128	$180
Foreign	479	368	383
State and local	10	(3)	16
	686	493	579
Deferred:
Federal	(129)	(93)	(95)
Foreign	(100)	(49)	27
State and local	(1)	(1)	2
	(230)	(143)	(66)
	$456	$350	$513

Earnings before income taxes include amounts contributed by the Company’s foreign operations of approximately $3,127 million, $2,277 million and $2,021 million for fiscal 2021, 2020 and 2019, respectively. A portion of these earnings is taxed in the United States.

On July 20, 2020, the U.S. government released final and proposed regulations under the global intangible low-taxed income (“GILTI”) provisions of the TCJA that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, which includes the Company's 2020 and 2019 fiscal years. The Company has elected to apply the GILTI high-tax exception to fiscal 2021, 2020 and 2019.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2021	2020	2019
Provision for income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.5	(0.1)	0.6
TCJA net income tax impact	—	—	0.2
Stock-based compensation arrangements – excess tax benefits, net	(3.0)	(7.5)	(2.7)
Previously held equity method investment gain - DECIEM(1)	(5.3)	—	—
GILTI - High-Tax Exception election (adjustment for prior years)	(1.4)	—	—
Taxation of foreign operations	1.8	11.0	1.9
Income tax reserve adjustments	(0.2)	0.4	0.5
Nondeductible goodwill impairment charges	0.1	8.0	0.6
Other, net	0.2	0.7	0.1
Effective tax rate(2)	13.7%	33.5%	22.2%

(1)Included in Other income, net in the accompanying consolidated statements of earnings for the fiscal year ended June 30, 2021.
(2)For fiscal 2021 and 2020, the reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the increase from fiscal 2020 to fiscal 2021 and the decrease from fiscal 2019 to fiscal 2020, respectively, in earnings before income taxes.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.
All excess tax benefits and tax deficiencies related to share-based compensation awards are recorded as income tax expense or benefit in the consolidated statements of earnings. The Company recognized $99 million, $78 million and $63 million of excess tax benefits, net as a reduction to the provision for income taxes in the accompanying consolidated statements of earnings for twelve months ended June 30, 2021, 2020 and 2019, respectively.
The Company has approximately $6,953 million of undistributed earnings of foreign subsidiaries at June 30, 2021. Included in this amount is approximately $4,595 million of earnings considered permanently reinvested. There may be foreign tax ramifications associated with the distribution of such permanently reinvested earnings, which the Company is currently evaluating. Since the application of the relevant foreign tax laws to such distribution is largely uncertain at this time, it is not practicable to determine the amount of associated tax. Any state income taxes associated with the distribution of such earnings is not expected to be material.
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2021	2020
Deferred tax assets:
Compensation-related expenses	$210	$142
Inventory obsolescence and other inventory related reserves	72	75
Retirement benefit obligations	54	71
Various accruals not currently deductible	239	212
Net operating loss, credit and other carryforwards	169	98
Unrecognized state tax benefits and accrued interest	12	12
Lease liabilities	591	585
Other differences between tax and financial statement values(1)	249	217
	1,596	1,412
Valuation allowance for deferred tax assets	(168)	(107)
Total deferred tax assets	1,428	1,305

Deferred tax liabilities:
Depreciation and amortization(2)	(504)	(563)
ROU assets	(517)	(504)
Partnership interest in DECIEM	(467)	—
Other differences between tax and financial statement values(3)	(158)	(194)
Total deferred tax liabilities	(1,646)	(1,261)
Total net deferred tax assets (liabilities)	$(218)	$44

(1)Includes accumulated deferred tax assets as of June 30, 2021 of $175 million associated with goodwill and other intangible asset impairment charges related to the Company's taxable acquisitions.
(2)Includes deferred tax liabilities associated with book-to-tax basis differences related to the Company's taxable and non-taxable acquisitions.
(3)Includes the deferred tax liability of $117 million associated with the fiscal 2020 gain on a previously held equity method investment.
As of June 30, 2021 and 2020, the Company had net deferred tax liabilities of $218 million, substantially all of which are included in Other noncurrent liabilities in the accompanying consolidated balance sheets, and net deferred tax assets of $44 million, substantially all of which are included in Other assets in the accompanying consolidated balance sheets, respectively.

As of June 30, 2021 and 2020, certain subsidiaries had net operating loss and other carryforwards for tax purposes of approximately $531 million and $352 million, respectively. With the exception of approximately $391 million of net operating loss and other carryforwards with an indefinite carryforward period as of June 30, 2021, these carryforwards expire at various dates through fiscal 2033. Deferred tax assets, net of valuation allowances, in the amount of $24 million and $14 million as of June 30, 2021 and 2020, respectively, have been recorded to reflect the tax benefits of the carryforwards not utilized to date.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A full valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2021, 2020 and 2019, the Company had gross unrecognized tax benefits of $62 million, $70 million, and $67 million, respectively. At June 30, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $53 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2021, 2020 and 2019 in the accompanying consolidated statements of earnings was $2 million, $3 million and $4 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2021 and 2020 were $14 million and $13 million, respectively. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2021	2020	2019
Beginning of the year balance of gross unrecognized tax benefits	$70	$67	$60
Gross amounts of increases as a result of tax positions taken during a prior period	9	11	12
Gross amounts of decreases as a result of tax positions taken during a prior period	(10)	(9)	(6)
Gross amounts of increases as a result of tax positions taken during the current period	8	7	9
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(13)	(4)	(7)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(2)	(1)
End of year balance of gross unrecognized tax benefits	$62	$70	$67

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

Subsequent to June 30, 2021, the IRS completed its examination procedures with respect to fiscal 2020 under the IRS CAP. There was no impact to the Company’s consolidated financial statements. The Company expects to receive formal notification of the conclusion of the IRS CAP process for fiscal 2020 during fiscal 2022. As of June 30, 2021, the compliance process was ongoing with respect to fiscal 2021.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.
During fiscal 2021, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending. On the basis of the information available in this regard as of June 30, 2021, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2021, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2019 – 2021
Canada	2016 – 2021
China	2019 – 2021
France	2019 – 2021
Germany	2017 – 2021
Hong Kong	2015 – 2021
Italy	2016 – 2021
Japan	2020 – 2021
Korea	2019 - 2021
Russia	2020 – 2021
Spain	2016 – 2021
Switzerland	2020 – 2021
United Kingdom	2020 – 2021
United States	2020 – 2021
State of California	2014 – 2021
State and City of New York	2017 – 2021

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – OTHER ACCRUED AND NONCURRENT LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2021	2020
Advertising, merchandising and sampling	$294	$256
Employee compensation	670	424
Payroll and other non-income taxes	359	250
Deferred revenue	322	222
Sales return accrual	369	212
Other	1,181	1,041
	$3,195	$2,405

At June 30, 2021 and 2020, total Other noncurrent liabilities of $2,037 million and $1,448 million included $849 million and $399 million of deferred tax liabilities, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2021
(In millions)	2021	2020	Committed	Uncommitted
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	$636	$635	$—	$—
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	494	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	455	456	—	—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	294	294	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197	197	—	—
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”)	600	—
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	697	694	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	641	640	—	—
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	498	498	—	—
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”)	496	495	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	255	259	—	—
1.70% Senior Notes, due May 10, 2021 (“2021 Senior Notes”)	—	455	—	—
Commercial paper	—	—	—	1,500
Other long-term borrowings	27	5	—	—
Other current borrowings	32	17	—	182
Revolving credit facility	—	750	1,500	—
	5,569	6,136	$1,500	$1,682
Less current debt including current maturities	(32)	(1,222)
	$5,537	$4,914

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)

2049 Senior Notes(9)	November 2019	98.769%	3.189%	$650	$(8)	$—	$(6)	June 1/December 1
2047 Senior Notes(1),(9)	February 2017	99.739	4.165	500	(1)	—	(5)	March 15/September 15
2045 Senior Notes(2),(9)	June 2015	97.999	4.497	300	(5)	—	(3)	June 15/December 15
2045 Senior Notes(2),(9)	May 2016	110.847	3.753	150	15	—	(2)	June 15/December 15
2042 Senior Notes(9)	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(3),(9)	May 2007	98.722	6.093	300	(3)	—	(3)	May 15/November 15
2033 Senior Notes(4)	September 2003	98.645	5.846	200	(2)	—	(1)	April 15/October 15
2031 Senior Notes(5),(9)	March 2021	99.340	2.023	600	(4)	8	(4)	March 15/September 15
2030 Senior Notes(7),(9)	April 2020	99.816	2.621	700	(1)	2	(4)	April 15/October 15
2029 Senior Notes(8),(9)	November 2019	99.046	2.483	650	(5)	—	(4)	June 1/December 1
2027 Senior Notes(6),(9)	February 2017	99.963	3.154	500	—	—	(2)	March 15/September 15
2024 Senior Notes(9)	November 2019	99.421	2.122	500	(2)	—	(2)	June 1/December 1
2022 Senior Notes(7),(9)	August 2012	99.911	2.360	250	—	5	—	February 15/August 15

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
(5)In March 2020, in anticipation of the issuance of the 2031 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $200 million at a weighted-average all-in rate of 0.84%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $11 million that is being amortized to interest expense over the life of the 2031 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2031 Senior Notes will be 1.89% over the life of the debt.
(6)In November 2016, in anticipation of the issuance of the 2027 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $450 million at a weighted-average all-in rate of 2.37%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $2 million that is being amortized against interest expense over the life of the 2027 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2027 Senior Notes will be 3.18% over the life of the debt.
(7)The Company entered into interest rate swap agreements with a notional amount totaling $250 million and $700 million to effectively convert the fixed rate interest on its outstanding 2022 Senior Notes and 2030 Senior Notes to variable interest rates based on three months LIBOR plus a margin.
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
(9)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2018, the Company replaced its undrawn $1,500 million senior unsecured revolving credit facility that was set to expire in October 2021 with a new $1,500 million senior unsecured revolving credit facility (the “New Facility”). The New Facility expires on October 26, 2023 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $500 million of the New Facility is available for multi-currency loans. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the New Facility were not material. The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings. The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. At June 30, 2021, no borrowings were outstanding under the New Facility.

In November 2019, the Company completed a public offering of $500 million aggregate principal amount of its 2024 Senior Notes, $650 million aggregate principal amount of its 2029 Senior Notes and $650 million aggregate principal amount of its 2049 Senior Notes. The Company used proceeds from this offering for general corporate purposes, including to fund the acquisition of Have&Be and refinance its $500 million aggregate principal amount of 1.80% Senior Notes that became due February 7, 2020.
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
In March 2021, the Company completed a public offering of $600 million aggregate principal amount of its 2031 Senior Notes. The Company used some of the net proceeds from this offering for general corporate purposes, including to fund the acquisition of DECIEM, operating expenses, working capital and capital expenditures. In April 2021, the Company repaid $450 million aggregate principal amount of its 1.700% Senior Notes due May 10, 2021 in full, partially from the net proceeds of the 2031 Senior Notes issued and cash on hand, and the corresponding interest rate swaps were settled.
The Company has a $1,500 million commercial paper program under which it may issue commercial paper in the United States. As of June 30, 2021, no amounts were outstanding.
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2021 and 2020, the average amount outstanding was approximately $12 million and $12 million, respectively, and the annualized weighted-average interest rate incurred was approximately 13.0% and 10.3%, respectively.
Refer to Note 16 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2021, over the next five fiscal years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At June 30, 2021, the notional amount of derivatives not designated as hedging instruments was $3,790 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2021	2020	Balance Sheet Location	2021	2020
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$12	$26	Other accrued liabilities	$20	$3
Net investment hedges	Prepaid expenses and other current assets	34	21	Other accrued liabilities	—	62
Interest rate-related derivatives	Prepaid expenses and other current assets	15	15	Other accrued liabilities	—	3
Total Derivatives Designated as Hedging Instruments		61	62		20	68
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	6	40	Other accrued liabilities	36	15
Total derivatives		$67	$102		$56	$83

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2021	2020	Earnings	2021	2020
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(59)	$38	Net sales	$(22)	$35
Interest rate-related derivatives	14	(12)	Interest expense	(2)	—
	(45)	26		(24)	35
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(73)	(68)		—	—
Total derivatives	$(118)	$(42)		$(24)	$35

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During fiscal 2021 and 2020 the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $19 million and $43 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2021	2020
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$—	$14

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2021
Current debt	$—	$—
Long-term debt	1,256	15
Total debt	$1,256	$15

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30
	2021		2020
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$16,215	$173	$14,294	$161
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	—	Not applicable	(14)
Derivatives designated as hedging instruments	Not applicable	—	Not applicable	14

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(2)	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(22)	Not applicable	35	Not applicable

The amount of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2021	2020
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(17)	$56

Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2023. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At June 30, 2021, the Company had cash flow hedges outstanding with a notional amount totaling $1,239 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of June 30, 2021, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2021 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $10 million. The accumulated net gain (loss) on derivative instruments in AOCI was $(1) million and $20 million as of June 30, 2021 and 2020, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with notional amounts totaling $250 million, $700 million and $300 million to effectively convert the fixed rate interest on its 2022 Senior Notes, 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of September 2021. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2021, the Company had net investment hedges outstanding with a notional amount totaling $1,476 million.

Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $67 million at June 30, 2021. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,079	$—	$—	$2,079
Foreign currency forward contracts	—	52	—	52
Interest rate-related derivatives	—	15	—	15
Total	$2,079	$67	$—	$2,146

Liabilities:
Foreign currency forward contracts	$—	$56	$—	$56
DECIEM stock options	—	—	141	141
Total	$—	$56	$141	$197

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,810	$—	$—	$2,810
Foreign currency forward contracts	—	87	—	87
Interest rate-related derivatives	—	15	—	15
Total	$2,810	$102	$—	$2,912

Liabilities:
Foreign currency forward contracts	$—	$80	$—	$80
Interest rate-related derivatives	—	3	—	3
Contingent consideration	—	—	4	4
Total	$—	$83	$4	$87

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2021		2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$4,958	$4,958	$5,022	$5,022
Current and long-term debt	5,569	6,262	6,136	6,902
Contingent consideration	—	—	4	4
DECIEM stock options	141	141	—	—

Derivatives
Foreign currency forward contracts – asset (liability), net	(4)	(4)	7	7
Interest rate-related derivatives – asset, net	15	15	12	12

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, during fiscal 2021, 2020 and 2019:
Fiscal 2021

(In millions)	Impairment Charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill
GLAMGLOW	$54	November 30, 2020	$—
BECCA(2)	13	February 28, 2021	—
Other	4	June 30, 2021	—
Total	71		—

Other intangible assets, net (trademark and customer lists)
GLAMGLOW	52	November 30, 2020 April 1, 2021	11
BECCA(2)	34	February 28, 2021	—
Smashbox	11	April 1, 2021	21
Total	97		32

Long-lived assets	71	March 31, 2021 June 30, 2021	66
Total impairments	$239		$98

(1)See Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.
(2)See Note 8 – Charges Associated with Restructuring and Other Activities for further information relating to goodwill and other intangible asset impairment charges recorded in connection with the exit of the global distribution of BECCA products.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, time deposits and money market funds (classified within Level 1 of the valuation hierarchy). Cash deposits in interest bearing accounts and time deposits are carried at cost, which approximates fair value, due to the short maturity of cash equivalent instruments.

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
DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. The acquisition date fair value was calculated using the Monte Carlo Method, which requires certain assumptions. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options will be remeasured to fair value at each reporting date through settlement, with the offsetting entry to compensation expense, through the period when the options are exercised or repurchased. See Note 5 – Acquisition of Businesses and Note 18 – Stock Programs for discussion.

Contingent consideration – Contingent consideration obligations consist of potential obligations related to the Company’s acquisitions in previous years. The amounts to be paid under these obligations are contingent upon the achievement of stipulated financial targets by the business subsequent to acquisition. At June 30, 2021, there was no contingent consideration outstanding.

Changes in the fair value of the contingent consideration obligations for the year ended June 30, 2021 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value

Contingent consideration at June 30, 2020	$4
Payments	(2)
Changes in fair value	(2)
Contingent consideration at June 30, 2021	$—

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accounts Receivable
For further information on the Company's policies relating to accounts receivable see Note 2 – Summary of Significant Accounting Policies.

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $40 million and $63 million as of June 30, 2021 and June 30, 2020, respectively.  Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)
Balance at June 30, 2020	$36
ASC 326 cumulative effect adjustment (pre-tax)	4
Adjustment for expected credit losses	(8)
Write-offs, net & other	(12)
Balance at June 30, 2021	$20

As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables.
The remaining balance of the allowance for doubtful accounts of $20 million, as of June 30, 2021, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Changes in deferred revenue are as follows:

	June 30
(In millions)	2021	2020
Balance at the beginning of the year	$279	$361
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(201)	(271)
Revenue deferred during the period	294	189
Other	(1)	—
Balance at the end of the year	$371	$279

Transaction Price Allocated to the Remaining Performance Obligations
At June 30, 2021, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $322 million. The remaining balance of deferred revenue at June 30, 2021 will be recognized beyond the next twelve months.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries

The significant components of the above-mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,082	$966	$636	$631	$190	$183
Service cost	45	39	36	36	2	3
Interest cost	31	35	10	11	6	6
Plan participant contributions	—	—	7	6	—	—
Actuarial loss (gain)	(10)	101	(9)	(12)	11	6
Foreign currency exchange rate impact	—	—	67	(1)	6	(1)
Benefits, expenses, taxes and premiums paid	(74)	(59)	(35)	(32)	(6)	(7)
Plan amendments	1	—	—	—	—	—
Settlements	—	—	(22)	(3)	—	—
Special termination benefits	—	—	10	—	—	—
Benefit obligation at end of year	$1,075	$1,082	$700	$636	$209	$190

Change in plan assets:
Fair value of plan assets at beginning of year	$930	$832	$611	$577	$27	$31
Actual return on plan assets	106	109	11	43	3	3
Foreign currency exchange rate impact	—	—	69	(4)	—	—
Employer contributions	19	48	40	25	—	—
Plan participant contributions	—	—	7	6	—	—
Settlements	—	—	(22)	(4)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(74)	(59)	(35)	(32)	(6)	(7)
Fair value of plan assets at end of year	$981	$930	$681	$611	$24	$27

Funded status	$(94)	$(152)	$(19)	$(25)	$(185)	$(163)

Amounts recognized in the Balance Sheet consist of:
Other assets	$35	$—	$127	$127	$—	$—
Other accrued liabilities	(23)	(23)	(4)	(4)	(1)	—
Other noncurrent liabilities	(106)	(129)	(142)	(148)	(184)	(163)
Funded status	(94)	(152)	(19)	(25)	(185)	(163)
Accumulated other comprehensive loss	200	283	15	24	27	17
Net amount recognized	$106	$131	$(4)	$(1)	$(158)	$(146)

For the twelve months ended June 30, 2021, the actuarial gains and losses affecting the benefit obligations were not material. For the twelve months ended June 30, 2020, the $101 million actuarial loss relating to the U.S. pension plans was primarily due to declines in the discount rates relating to the Retirement Growth Account Plan and the Restoration Plan from 3.8% to 3.0% and 3.4% to 2.5%, respectively. The decline in the discount rates as of June 30, 2020 were a result of lower rates on highly rated long-term bonds.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$45	$39	$38	$36	$36	$30	$2	$3	$3
Interest cost	31	35	37	10	11	13	6	6	7
Expected return on assets	(53)	(53)	(55)	(14)	(14)	(14)	(1)	(2)	(2)
Amortization of:
Actuarial loss	20	15	11	4	6	3	—	—	—
Prior service cost	—	—	1	(1)	—	(1)	—	—	—
Settlements	—	—	—	—	—	1	—	—	—
Special termination benefits	—	—	—	10	—	—	—	—	—
Net periodic benefit cost	$43	$36	$32	$45	$39	$32	$7	$7	$8
Assumptions used to determine benefit obligations at June 30(1):
Discount rate	2.50 – 3.00%	2.50 – 3.00%	3.40 – 3.80%	0.50 – 7.25%	0.50 – 7.00%	.25 – 8.50%	2.70 – 9.00%	2.70 – 9.00%	3.25 – 9.75%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.00 – 5.00%	1.00 – 5.50%	1.00– 5.50%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year ended June 30(2):
Discount rate	2.50 – 3.00%	3.40 – 3.80%	4.10 – 4.30%	.50 – 7.00%	.25– 8.50%	.50 – 7.50%	2.70 – 9.00%	3.25 – 9.75%	3.75 – 9.75%
Expected return on assets	6.25%	6.75%	6.75%	1.25 – 7.00%	1.50 – 8.50%	1.50 – 7.50%	6.25%	6.75%	6.75%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50– 8.00%	1.00 – 5.50%	1.00 – 5.50%	1.00 – 5.50%	N/A	N/A	N/A

(1) The weighted-average assumptions used to determine benefit obligations at June 30, 2021 were as follows:
a.Discount rate - 2.94% (U.S.), 1.59% (International) and 2.92% (Other than Pension Plans, Post-retirement)
b.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.81% (International) and N/A (Other than Pension Plans, Post-retirement)
(2) The weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30, 2021 were as follows:
a.Discount rate - 2.93% (U.S.), 1.44% (International) and 2.90% (Other than Pension Plans, Post-retirement)
b.Expected return on assets - 6.25% (U.S. and Other than Pension Plans, Post-retirement) and 2.06% (International)
c.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.72% (International) and N/A (Other than Pension Plans, Post-retirement)

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
The weighted-average interest crediting rate used to determine the benefit oblation and net periodic benefit cost relating to the Company’s U.S. Retirement Growth Account Plan was 4.02% as of and for the years ended June 30, 2021 and 2020.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 5.78% while the weighted-average ultimate trend rate of 4.40% is expected to be reached in approximately 19 years to 25 years.

Amounts recognized in AOCI (before tax) as of June 30, 2021 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses, beginning of year	$282	$30	$17	$329
Actuarial losses (gains) recognized	(64)	(6)	10	(60)
Amortization and settlements included in net periodic benefit cost	(20)	(4)	—	(24)
Translation adjustments	—	—	—	—
Net actuarial losses, end of year	198	20	27	245

Net prior service cost, beginning of year	1	(6)	—	(5)
Amortization included in net periodic benefit cost	1	1	—	2
Net prior service cost, end of year	2	(5)	—	(3)
Total amounts recognized in AOCI	$200	$15	$27	$242

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans						Other than Pension Plans
	Retirement Growth Account		Restoration		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020	2021	2020
Projected benefit obligation	$946	$940	$129	$142	$700	$636	$209	$190
Accumulated benefit obligation	$897	$887	$113	$124	$636	$576	$—	$—
Fair value of plan assets	$981	$930	$—	$—	$681	$611	$24	$27

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $369 million and $330 million and aggregate fair value of plan assets of $223 million and $178 million at June 30, 2021 and 2020, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $127 million and $246 million and aggregate fair value of plan assets of $5 million and $128 million at June 30, 2021 and 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2022	$—	$29	—
Expected benefit payments for year ending June 30,
2022	70	38	9
2023	52	37	9
2024	51	35	10
2025	52	36	11
2026	52	36	11
Years 2027 – 2031	292	172	63

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

The Company’s target asset allocation at June 30, 2021 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement
Equity	42%	13%	42%
Debt securities	50%	63%	50%
Other	8%	24%	8%
	100%	100%	100%

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
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short term investment funds	—	7	—	6	13
Government and agency securities	—	124	—	—	124
Commingled funds	455	660	—	274	1,389
Insurance contracts	—	—	54	—	54
Limited partnerships and hedge fund investments	—	—	—	104	104
Total	$457	$791	$54	$384	$1,686

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2020:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short term investment funds	—	7	—	6	13
Government and agency securities	—	152	—	—	152
Commingled funds	386	666	—	207	1,259
Insurance contracts	—	—	49	—	49
Limited partnerships and hedge fund investments	—	—	—	93	93
Total	$388	$825	$49	$306	$1,568

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in Level 3 plan assets:

	June 30
(In millions)	2021	2020
Insurance Contracts
Balance at beginning of year	$49	$49
Actual return on plan assets:
Relating to assets still held at the reporting date	1	2
Purchases, sales, issuances and settlements, net	(1)	(2)
Foreign exchange impact	5	—
Balance at end of year	$54	$49

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $49 million, $37 million and $44 million for fiscal 2021, 2020 and 2019, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.
Deferred Compensation
The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units. The amounts included in the accompanying consolidated balance sheets under these plans were $108 million and $85 million as of June 30, 2021 and 2020, respectively. The expense for fiscal 2021, 2020 and 2019 was $31 million, $5 million and $8 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2021:

		Payments Due in Fiscal
(In millions)	Total	2022	2023	2024	2025	2026	Thereafter
Debt service (1)	$8,338	$193	$423	$171	$666	$160	$6,725
Unconditional purchase obligations (2)	4,635	2,283	678	545	623	145	361
Gross unrecognized tax benefits and interest – current (3)	7	7	—	—	—	—	—
Transition Tax payable(4)	265	27	27	52	69	90	—
Total contractual obligations(5)	$13,245	$2,510	$1,128	$768	$1,358	$395	$7,086

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases. Interest costs on long-term and current debt in fiscal 2022, 2023, 2024, 2025, 2026 and thereafter are projected to be $179 million, $173 million, $171 million, $166 million, $160 million and $1,925 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2021.
(2)Unconditional purchase obligations primarily include: royalty payments pursuant to license agreements, inventory commitments, capital expenditure commitments, information technology contract commitments, third-party distribution commitments and advertising commitments. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2021, without consideration for potential renewal periods.
(3)Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2021, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties was $70 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2021.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – COMMON STOCK

As of June 30, 2021, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2018	224,093.8	143,051.7
Acquisition of treasury stock	(10,986.7)	—
Conversion of Class B to Class A	3,513.9	(3,513.9)
Stock-based compensation	4,943.5	—
Balance at June 30, 2019	221,564.5	139,537.8
Acquisition of treasury stock	(4,665.0)	—
Conversion of Class B to Class A	4,302.4	(4,302.4)
Stock-based compensation	4,088.3	—
Balance at June 30, 2020	225,290.2	135,235.4
Acquisition of treasury stock	(2,580.5)	—
Conversion of Class B to Class A	6,993.4	(6,993.4)
Stock-based compensation	3,814.3	—
Balance at June 30, 2021	233,517.4	128,242.0

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2021, the remaining authorized share repurchase balance was 32.7 million shares. Subsequent to June 30, 2021 and as of August 20, 2021, the Company purchased approximately 0.8 million additional shares of the Company's Class A Common Stock for $244 million pursuant to its share repurchase program.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2021:

Date Declared	Record Date	Payable Date	Amount per Share

August 19, 2020	August 31, 2020	September 15, 2020	$.48
October 30, 2020	November 30, 2020	December 15, 2020	$.53
February 4, 2021	February 26, 2021	March 15, 2021	$.53
April 30, 2021	May 28, 2021	June 15, 2021	$.53

On August 18, 2021, a dividend was declared in the amount of $.53 per share on the Company's Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2021 to stockholders of record at the close of business on August 31, 2021.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – STOCK PROGRAMS

As of June 30, 2021, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of approximately 88.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of June 30, 2021, approximately 13.2 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units (“PVUs”), and share units.
Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2021	2020	2019
Compensation expense(1)	$327	$213	$243
Income tax benefit	$50	$41	$47

(1)Excludes compensation expense relating to liability-classified awards, including DECIEM stock options discussed below.

As of June 30, 2021, the total unrecognized compensation cost related to unvested stock-based awards was $230 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

Stock Options
The following is a summary of the Company’s stock option programs as of June 30, 2021 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2020	8,645.0	$108.30
Granted at fair value	1,542.0	218.95
Exercised	(2,459.0)	87.50
Expired	(11.1)	130.55
Forfeited	(101.7)	192.96
Outstanding at June 30, 2021	7,615.2	136.24	$1,385	6.0

Vested and expected to vest at June 30, 2021	7,547.9	135.58	$1,377	6.0

Exercisable at June 30, 2021	4,953.3	102.02	$1,070	5.0

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2021	2020	2019
Per-share weighted-average grant date fair value of stock options granted	$54.83	$51.46	$38.62

Intrinsic value of stock options exercised	$407	$309	$283

The fair value of each of the Company's option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2021	2020	2019
Weighted-average expected stock-price volatility	26.1%	25.1%	24.5%
Weighted-average expected option life	8 years	7 years	7 years
Average risk-free interest rate	0.5%	1.5%	2.8%
Average dividend yield	1.0%	1.0%	1.1%

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
Restricted Stock Units
The Company granted RSUs in respect of approximately 1.0 million shares of Class A Common Stock during fiscal 2021 with a weighted-average grant date fair value per share of $220.04 that, at the time of grant, are scheduled to vest as follows: 0.3 million in fiscal 2022, 0.4 million in fiscal 2023 and 0.3 million in fiscal 2024. Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s RSUs as of June 30, 2021 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2020	1,948.3	$157.89
Granted	984.0	220.04
Dividend equivalents	12.7	186.14
Vested	(989.7)	145.53
Forfeited	(98.1)	190.54
Nonvested at June 30, 2021	1,857.2	195.77

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Units

During fiscal 2021, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $217.88, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2023, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2020, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.5 million PSUs which vested as of June 30, 2020.
The following is a summary of the status of the Company’s PSUs as of June 30, 2021 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2020	695.1	$139.17
Granted	161.2	217.88
Vested and issued(1)	—	—
Forfeited	(56.2)	92.18
Nonvested at June 30, 2021	800.1	158.33

(1) Approximately 0.2 million PSUs with a performance period ended June 30, 2021 to be issued in September 2021 are included in Nonvested at June 30, 2021.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to an executive of the Company with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019, and 2020. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period. Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant. Through June 30, 2021, 129,283 shares of the Company’s Class A Common Stock were issued, and the related dividends to be paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2018.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2018, the Company granted to an executive of the Company PSUs with an aggregate payout of 195,940 shares (in two tranches of 97,970 shares each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of the respective performance periods ending June 30, 2021 and 2022. No portion of the award will generally vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. Settlement, if any, with respect to both tranches will be made on September 3, 2024. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $27 million was estimated using the closing stock price of the Company’s Class A Common Stock as of the date of grant. Since the Company achieved positive Cumulative Operating Income, as defined in the PSU award agreement, for the fiscal year ended June 30, 2021, the end of the first performance period under the grant, 97,970 shares of the Company’s Class A Common Stock are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Generally, delivery of shares of the Company’s Class A Common Stock, if any, will be made on September 2, 2025. The PVUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock. The aggregate grant date fair value of the PVUs of approximately $20 million was estimated using the Monte Carlo Method, which requires certain assumptions. The significant assumptions used for this award were as follows:

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
The following is a summary of the status of the Company’s share units as of June 30, 2021 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2020	136.8	$62.46
Granted	3.6	246.82
Dividend equivalents	1.2	262.37
Outstanding at June 30, 2021	141.6	68.73

Cash Units
Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $29 million, $2 million and $9 million as compensation expense to reflect additional deferrals and the change in the market value for fiscal 2021, 2020 and 2019, respectively.

DECIEM Stock Options

As a result of the fiscal 2021 acquisition of additional shares of DECIEM, the Company has a stock option plan relating to its majority-owned subsidiary DECIEM (“DECIEM Stock Option Plan”). The DECIEM stock options were issued in replacement of and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM. The DECIEM stock options are subject to the terms and conditions of the DECIEM 2021 Stock Option Plan. At exchange or replacement date, post-combination vested options totaled 90,978 options and post-combination unvested options totaled 3,123 options of which 59 vested as of June 30, 2021.

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and will be remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense from the date of acquisition to June 30, 2021 was $40 million, with no related income tax benefit.

As of June 30, 2021, the total unrecognized compensation cost related to unvested stock awards of the DECIEM Stock Option Plan was $4 million and the related weighted-average period over which it is expected to be recognized is approximately two years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the DECIEM stock option program as of June 30, 2021 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2020	—	$—
Granted at fair value	94.1	52.76
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2021	94.1	52.76	$145	2.9

Vested and expected to vest at June 30, 2021	91.0	54.54	$140	2.9

Exercisable at June 30, 2021	—	—	$—	—

(1)The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Stock option grants to individuals under the DECIEM Stock Option Plan will vest between two to seven tranches over a service period of up to two years. The Company attributes the value of option awards under the DECIEM Stock Option Plan on a graded vesting basis where awards vest at specified rates over a specified period.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
	2021	2020	2019
Per-share weighted-average grant date fair value of stock options granted	$1,557	$—	$—

Intrinsic value of stock options exercised	$—	$—	$—

The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. As discussed in Note 5 – Acquisition of Businesses, DECIEM stock options, with total fair value of $294 million, were reported as part of the total consideration transferred. The DECIEM stock options are reported as a stock option liability of $141 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at June 30, 2021. The fair value of the stock options were calculated using the following key assumptions into the Monte Carlo Method:

	May 18, 2021	June 30, 2021
Risk-free rate	0.50%	0.50%
Term to mid of last twelve-month period	2.54 years	2.42 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	3.30%	3.40%
EBITDA discount rate	6.80%	6.90%
EBITDA volatility	38.30%	37.70%
Net sales volatility	17.20%	17.00%

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
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2021	2020	2019
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$2,870	$684	$1,785

Denominator:
Weighted-average common shares outstanding – Basic	362.9	360.6	363.5
Effect of dilutive stock options	4.0	4.4	4.7
Effect of PSUs	0.2	0.3	0.5
Effect of RSUs	1.1	1.6	1.7
Weighted-average common shares outstanding – Diluted	368.2	366.9	370.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$7.91	$1.90	$4.91
Diluted	$7.79	$1.86	$4.82

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Year Ended June 30
(In millions)	2021	2020	2019
Stock options	0.7	1.3	—
RSUs and PSUs	0.1	—	—

As of June 30, 2021, 2020 and 2019, 0.9 million shares, 1.2 million shares and 1.3 million shares at target, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 18 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2021	2020	2019
Net unrealized investment losses, beginning of year	$—	$—	$(14)
Unrealized investment gains	—	—	14
Net unrealized investment losses, end of year	—	—	—

Net derivative instruments, beginning of year	14	21	39
Gain (loss) on derivative instruments	(45)	26	5
Benefit (provision) for deferred income taxes	10	(7)	(2)
Reclassification to earnings during the year:
Foreign currency forward contracts (1)	22	(35)	(28)
Interest rate-related derivatives (2)	2	—	(1)
Benefit (provision) for deferred income taxes on reclassification (3)	(5)	9	8
Net derivative instruments, end of year	(2)	14	21

Net pension and post-retirement adjustments, beginning of year	(244)	(253)	(175)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	60	(9)	(117)
Prior service credit recognized	(1)	—	—
Translation adjustments	—	(2)	2
Benefit (provision) for deferred income taxes	(12)	4	25
Amortization and settlements included in net periodic benefit cost (4):
Net actuarial losses	24	21	15
Net prior service cost	(1)	—	—
Provision for deferred income taxes on reclassification (3)	(5)	(5)	(3)
Net pension and post-retirement adjustments, end of year	(179)	(244)	(253)

Cumulative translation adjustments, beginning of year	(435)	(331)	(284)
Reclassification to earnings during the year	(1)	2	(77)
Translation adjustments	145	(108)	18
Benefit for deferred income taxes	2	2	12
Cumulative translation adjustments, end of year	(289)	(435)	(331)

Accumulated other comprehensive loss	$(470)	$(665)	$(563)

(1)Amounts recorded in Net sales in the accompanying consolidated statements of earnings.
(2)Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.
(3)Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.
(4)See Note 15 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2021	2020	2019
Cash:
Cash paid during the year for interest	$166	$153	$131
Cash paid during the year for income taxes	$664	$537	$588

Non-cash investing and financing activities:
Purchase price refund receivable	$—	$32	$—
Capital lease[1], capitalized interest and asset retirement obligations incurred	$3	$2	$15
Property, plant and equipment accrued but unpaid	$97	$39	$52
DECIEM stock option purchase price payable	$103	$—	$—

(1)Applicab1e for fiscal 2019 only.
NOTE 22 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. While the Company’s results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics. Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products. These product categories meet the definition of operating segments and, accordingly, additional financial data are provided below. The “other” segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, other income, net and charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the Company's product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.
During fiscal 2020, changes were made to reflect certain Leading Beauty Forward enhancements made to the capabilities and cost structure of the Company’s travel retail business, which are primarily centralized in The Americas region, and resulted in a change to the royalty structure of the travel retail business to reflect the value created in The Americas region. Accordingly, the fiscal 2019 operating income of The Americas was increased, with a corresponding decrease in Europe, the Middle East & Africa, by $866 million to conform with the fiscal 2021 and 2020 methodology and presentation.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2021	2020	2019
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$9,484	$7,382	$6,551
Makeup	4,203	4,794	5,860
Fragrance	1,926	1,563	1,802
Hair Care	571	515	584
Other	45	40	69
	16,229	14,294	14,866
Returns associated with restructuring and other activities	(14)	—	(3)
Net sales	$16,215	$14,294	$14,863

Depreciation and amortization:
Skin Care	$330	$268	$202
Makeup	210	242	257
Fragrance	78	71	69
Hair Care	31	28	26
Other	2	2	3
	$651	$611	$557

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$3,036	$2,125	$1,925
Makeup	(384)	(1,438)	438
Fragrance	215	17	140
Hair Care	(19)	(19)	39
Other	(2)	4	12
	2,846	689	2,554
Reconciliation:
Charges associated with restructuring and other activities	(228)	(83)	(241)
Interest expense	(173)	(161)	(133)
Interest income and investment income, net	51	48	58
Other components of net periodic benefit cost	(12)	(4)	(2)
Other income, net	847	557	71
Earnings before income taxes	$3,331	$1,046	$2,307

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2021	2020	2019
GEOGRAPHIC DATA(1)
Net sales:
The Americas	$3,797	$3,794	$4,741
Europe, the Middle East & Africa	6,946	6,262	6,452
Asia/Pacific	5,486	4,238	3,673
	16,229	14,294	14,866
Returns associated with restructuring and other activities	(14)	—	(3)
Net sales	$16,215	$14,294	$14,863
Operating income (loss):
The Americas	$518	$(1,044)	$672
Europe, the Middle East & Africa	1,335	997	1,153
Asia/Pacific	993	736	729
	2,846	689	2,554
Charges associated with restructuring and other activities	(228)	(83)	(241)
Operating income	$2,618	$606	$2,313

Total assets:
The Americas	$11,387	$9,189	$7,661
Europe, the Middle East & Africa	5,907	4,319	3,862
Asia/Pacific	4,677	4,273	1,633
	$21,971	$17,781	$13,156

Long-lived assets(2):
The Americas	$2,521	$2,512	$1,230
Europe, the Middle East & Africa	1,314	1,306	647
Asia/Pacific	635	519	191
	$4,470	$4,337	$2,068

(1)The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr. Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.
(2)Includes property, plant and equipment, net. Fiscal 2021 and 2020 also includes operating lease ROU assets, recognized as a result of the adoption of ASC 842. Refer to Note 2 – Summary of Significant Accounting Policies for information.

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer. The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations, in fiscal 2021, 2020 and 2019 were $3,356 million, $3,449 million and $4,295 million, respectively. Net sales in mainland China, including net sales from travel retail locations, in fiscal 2021, 2020 and 2019 were approximately 36%, 24% and 17% of consolidated net sales, respectively, and no other country represented greater than 10% of the Company’s consolidated net sales. The Company’s long-lived assets in the United States at June 30, 2021, 2020 and 2019 were $2,075 million, $2,192 million and $953 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2021
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (a)	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2021	$63	$(5)	$4	$22	(b)	$40
Year ended June 30, 2020	$32	$45	$—	$14	(b)	$63
Year ended June 30, 2019	$29	$27	$—	$24	(b)	$32
Deferred tax valuation allowance:
Year ended June 30, 2021	$107	$61	$1	$1		$168
Year ended June 30, 2020	$49	$32	$28	$2		$107
Year ended June 30, 2019	$45	$11	$—	$7		$49

(a) For the year-ended June 30, 2021, “Charged to Other Accounts” includes the impact of the fiscal 2021 adoption of ASC 326 of $4 million, pre-tax.
(b) Includes amounts written-off, net of recoveries.

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

4.18	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description
4.19
Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.21
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.27
Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.29
Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

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

10.3
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2017, further amended effective as of July 1, 2017 (filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).*†

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).*†

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Deirdre Stanley filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.12a	Amendment to Employment Agreement with Deirdre Stanley filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.13a
Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.14a
Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.15
The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a
The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.15b
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.15c
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.15d
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.15e	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (SEC File No. 1-14064).†

10.16	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.16a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16b	Summary of Compensation For Non-Employee Directors of the Company (SEC File No. 1-14064).†

10.17
Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.17a
Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.18d
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.18e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).*†

10.18f
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.18g
Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.18h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18i
Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18j
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18k
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18l
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).*†

10.18m
Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.18n
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.18o
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17t to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18p
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.18q
Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18r
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18s
Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.18t
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

Exhibit Number	Description
10.18u
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16aa to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18v
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16bb to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18w
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16cc to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18x
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17y to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18y
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17z to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18z
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17aa to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18aa
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.18bb
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.18cc
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064). *†

10.19
$1.5 Billion Credit Agreement, dated as of October 26, 2018, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2018) (SEC File No. 1-14064).*

10.20
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21
Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22
Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a
First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b
Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c
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

10.24
Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.24a
First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.24b
Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.24c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (SEC File No. 1-14064).†

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

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021 is formatted in iXBRL
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.