Form 10-Q
period 2021-09-30
ESTEE LAUDER COMPANIES INC
filed 2021-11-02
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 26, 2021, 231,705,365 shares of the registrant’s Class A Common Stock, $.01 par value, and 128,242,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2021	2020

Net sales	$4,392	$3,562
Cost of sales	1,057	825

Gross profit	3,335	2,737

Operating expenses
Selling, general and administrative	2,394	2,026
Restructuring and other charges	6	6
Total operating expenses	2,400	2,032

Operating income	935	705

Interest expense	42	45
Interest income and investment income, net	4	14
Other components of net periodic benefit cost	1	3
Other income	1	—
Earnings before income taxes	897	671

Provision for income taxes	202	146
Net earnings	695	525

Net earnings attributable to noncontrolling interests	(1)	(2)
Net earnings attributable to redeemable noncontrolling interest	(2)	—
Net earnings attributable to The Estée Lauder Companies Inc.	$692	$523

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.91	$1.44
Diluted	$1.88	$1.42

Weighted-average common shares outstanding
Basic	362.2	362.1
Diluted	367.9	367.2
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30
(In millions)	2021	2020

Net earnings	$695	$525

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	21	(31)
Retirement plan and other retiree benefit adjustments	4	6
Translation adjustments	(186)	78
Benefit (provision) for income taxes on components of other comprehensive income	(12)	18
Total other comprehensive income (loss), net of tax	(173)	71
Comprehensive income	522	596

Comprehensive income attributable to noncontrolling interests:
Net earnings	(1)	(2)
Translation adjustments	1	—
Total comprehensive income attributable to noncontrolling interests	—	(2)

Comprehensive income attributable to redeemable noncontrolling interest:
Net earnings	(2)	—
Translation adjustments	17	—
Total comprehensive income attributable to redeemable noncontrolling interest	15	—
Comprehensive income attributable to The Estée Lauder Companies Inc.	$537	$594
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30 2021	June 30 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,995	$4,958
Accounts receivable, net	2,265	1,702
Inventory and promotional merchandise	2,633	2,505
Prepaid expenses and other current assets	593	603
Total current assets	9,486	9,768

Property, plant and equipment, net	2,358	2,280

Other assets
Operating lease right-of-use assets	2,113	2,190
Goodwill	2,575	2,616
Other intangible assets, net	3,923	4,095
Other assets	1,125	1,022
Total other assets	9,736	9,923
Total assets	$21,580	$21,971

LIABILITIES AND EQUITY
Current liabilities
Current debt	$281	$32
Accounts payable	1,485	1,692
Operating lease liabilities	371	379
Other accrued liabilities	3,182	3,195
Total current liabilities	5,319	5,298

Noncurrent liabilities
Long-term debt	5,267	5,537
Long-term operating lease liabilities	2,073	2,151
Other noncurrent liabilities	1,964	2,037
Total noncurrent liabilities	9,304	9,725

Contingencies

Redeemable Noncontrolling Interest	842	857

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2021 and June 30, 2021; shares issued: 463,201,084 at September 30, 2021 and 462,633,034 at June 30, 2021; Class B shares authorized: 304,000,000 at September 30, 2021 and June 30, 2021; shares issued and outstanding: 128,242,029 at September 30, 2021 and 128,242,029 at June 30, 2021	6	6
Paid-in capital	5,450	5,335
Retained earnings	12,864	12,244
Accumulated other comprehensive loss	(625)	(470)
	17,695	17,115
Less: Treasury stock, at cost; 230,791,699 Class A shares at September 30, 2021 and 229,115,665 Class A shares at June 30, 2021	(11,614)	(11,058)
Total stockholders’ equity – The Estée Lauder Companies Inc.	6,081	6,057
Noncontrolling interests	34	34
Total equity	6,115	6,091
Total liabilities, redeemable noncontrolling interest and equity	$21,580	$21,971
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30
(In millions)	2021	2020

Cash flows from operating activities
Net earnings	$695	$525
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	183	156
Deferred income taxes	(57)	(39)
Non-cash stock-based compensation	79	64
Net loss on disposal of property, plant and equipment	1	2
Non-cash restructuring and other charges	2	—
Pension and post-retirement benefit expense	21	23
Pension and post-retirement benefit contributions	(11)	(7)
Gain on previously held equity method investment	(1)	—
Other non-cash items	3	(10)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(583)	(607)
Increase in inventory and promotional merchandise	(178)	(94)
Decrease (increase) in other assets, net	(19)	39
Decrease in accounts payable	(191)	(21)
Increase (decrease) in other accrued and noncurrent liabilities	(15)	316
Increase (decrease) in operating lease assets and liabilities, net	(10)	11
Net cash flows provided by (used for) operating activities	(81)	358

Cash flows from investing activities
Capital expenditures	(205)	(116)
Proceeds from purchase price refund	—	32
Payment for acquired business	—	(6)
Purchases of investments	(6)	(40)
Settlement of net investment hedges	58	(112)
Net cash flows used for investing activities	(153)	(242)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	3	(747)
Repayments and redemptions of long-term debt	(4)	(2)
Net proceeds from stock-based compensation transactions	36	58
Payments to acquire treasury stock	(557)	(25)
Dividends paid to stockholders	(192)	(174)
Net cash flows used for financing activities	(714)	(890)

Effect of exchange rate changes on Cash and cash equivalents	(15)	19
Net decrease in Cash and cash equivalents	(963)	(755)
Cash and cash equivalents at beginning of period	4,958	5,022
Cash and cash equivalents at end of period	$3,995	$4,267
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

Certain prior year amounts in the notes to the consolidated financial statements have been reclassified to conform to current year presentation.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(175) million and $91 million, net of tax, during the three months ended September 30, 2021 and 2020, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $12 million and $1 million during the three months ended September 30, 2021 and 2020, respectively.

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

The Company’s largest customer during the quarter sells products primarily in China travel retail and accounted for $456 million, or 10%, and $554 million, or 16%, of the Company's consolidated net sales for the three months ended September 30, 2021 and 2020, respectively. This customer accounted for $301 million, or 13%, and $179 million, or 10%, of the Company's accounts receivable at September 30, 2021 and June 30, 2021, respectively.

Another major customer of the Company during the quarter sells products primarily within the United States and accounted for $239 million, or 10%, and $133 million, or 8%, of the Company’s accounts receivable at September 30, 2021 and June 30, 2021, respectively. This customer accounted for $253 million, or 6%, and $181 million, or 5%, of the Company’s consolidated net sales for the three months ended September 30, 2021 and 2020, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	September 30 2021	June 30 2021
Raw materials	$697	$674
Work in process	290	330
Finished goods	1,354	1,213
Promotional merchandise	292	288
	$2,633	$2,505

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	September 30 2021	June 30 2021
Assets (Useful Life)
Land	$53	$55
Buildings and improvements (10 to 40 years)	257	256
Machinery and equipment (3 to 10 years)	916	920
Computer hardware and software (4 to 10 years)	1,375	1,303
Furniture and fixtures (5 to 10 years)	125	125
Leasehold improvements	2,300	2,312
Construction in progress	744	647
	5,770	5,618
Less accumulated depreciation and amortization	(3,412)	(3,338)
	$2,358	$2,280

Depreciation and amortization of property, plant and equipment was $130 million and $125 million during the three months ended September 30, 2021 and 2020, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes was 22.5% and 21.8% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate of 70 basis points was primarily attributable to a decrease in excess tax benefits associated with stock-based compensation arrangements and an increase in income tax reserve adjustments, partially offset by a lower effective tax rate on the Company's foreign operations.

As of September 30, 2021 and June 30, 2021, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $71 million and $62 million, respectively. The total amount of unrecognized tax benefits at September 30, 2021 that, if recognized, would affect the effective tax rate was $62 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2021 in the accompanying consolidated statements of earnings was $3 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2021 and June 30, 2021, was $16 million and $14 million, respectively. On the basis of the information available as of September 30, 2021, it is reasonably possible that the total amount of unrecognized tax benefits could decrease in a range of $5 million to $10 million within the next twelve months as a result of projected resolutions of global tax examinations and controversies and a potential lapse of the applicable statutes of limitations.

During the fiscal 2022 first quarter, the Company formally concluded the compliance process with respect to its fiscal 2020 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three months ended September 30, 2021.

Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	September 30 2021	June 30 2021
Advertising, merchandising and sampling	$348	$294
Employee compensation	456	670
Deferred revenue	379	322
Payroll and other non-income taxes	311	359
Accrued income taxes	336	237
Sales return accrual	378	369
Other	974	944
	$3,182	$3,195

At September 30, 2021 and June 30, 2021, total Other noncurrent liabilities of $1,964 million and $2,037 million included $805 million and $849 million of deferred tax liabilities, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards

Income Taxes (ASU 2019-12 – Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes)
In December 2019, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that simplifies the accounting for income taxes by removing certain exceptions and making simplifications in other areas.

Effective for the Company – Fiscal 2022 first quarter.

Impact on consolidated financial statements – On July 1, 2021, the Company adopted this standard and recorded a cumulative adjustment of $121 million as an increase to its fiscal 2022 opening retained earnings balance to derecognize a deferred tax liability related to a previously held equity method investment that became a foreign subsidiary.

Recently Issued Accounting Standards

Reference Rate Reform (ASC Topic 848)
In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”) and applies to lease contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that have LIBOR as the benchmark rate.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – ACQUISITION OF BUSINESS

On May 18, 2021, the Company acquired additional shares in Deciem Beauty Group Inc. (“DECIEM”), a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen the Company’s leadership position in prestige skin care, expand its global consumer reach and complement its business in the online and specialty-multi channels. The Company originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased the Company's fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options, discussed below, approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, the Company excluded the DECIEM stock options, which resulted in an increase in the Company’s post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. The Company remeasured the previously held equity method investment to its fair value of $913 million, resulting in the recognition of a gain of $848 million. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”). As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the consolidated balance sheets at June 30, 2021. As of September 30, 2021, the accounting for the DECIEM business combination is provisional pending the finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.

A summary of the total consideration transferred, including immaterial measurement period adjustments as of September 30, 2021, is as follows:

(In millions)	September 30, 2021
Cash paid/payable	$1,095
Fair value of DECIEM stock options liability	104
Fair value of net Put (Call) Option	233
Total consideration for the acquired ownership interest (approximately 47.9%)	1,432
Fair value of previously held equity method investment (approximately 30.5%)	913
Fair value of redeemable noncontrolling interest (approximately 21.6%)	648
Total consideration transferred (100%)	$2,993

As part of the acquisition of additional shares, DECIEM stock options were issued in replacement of and exchange for certain vested and unvested stock options previously issued by DECIEM. The total fair value of the DECIEM stock options of $295 million was recorded as part of the total consideration transferred, comprising of $191 million of Cash paid for vested options settled as of the acquisition date and $104 million reported as a stock options liability on the Company's consolidated balance sheet as it is not an assumed liability of DECIEM and is expected to be settled in cash upon completion of the exercise of the Put (Call). The acquisition-date fair value of the DECIEM stock options liability was calculated by multiplying the acquisition-date fair value by the number of DECIEM stock options replaced the day after the acquisition date. The stock options replaced consist of vested and partially vested stock options. See Note 10 – Stock Programs for information relating to the DECIEM stock options.

The acquisition-date fair value of the previously held equity method investment was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,993 million by the related effective previously held equity interest of approximately 30.5%.

The acquisition-date fair value of the redeemable noncontrolling interest includes the acquisition-date fair value of the net Put (Call) Option of $233 million. The remaining acquisition-date fair value of the redeemable noncontrolling interest of $648 million was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,993 million by the related noncontrolling interest of approximately 21.6%.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recorded a preliminary allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for trademarks. The preliminary allocation of the total consideration transferred, including immaterial measurement period adjustments as of September 30, 2021, has been recorded as follows:

(In millions)	September 30, 2021
Cash	$35
Accounts receivable	64
Inventory	192
Other current assets	33
Property, plant and equipment	40
Operating lease right-of-use assets	40
Intangible assets	1,917
Goodwill	1,297
Total assets acquired	3,618

Accounts payable	21
Operating lease liabilities	8
Other accrued liabilities	67
Deferred income taxes	485
Long-term operating lease liabilities	44
Total liabilities assumed	625
Total consideration transferred	$2,993

The results of operations for DECIEM and acquisition-related costs were not material to the Company's consolidated statements of earnings for the three months ended September 30, 2021. Pro forma results of operations reflecting the acquisition of DECIEM are not presented, as the impact on the Company’s consolidated financial results would not have been material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 2 – Acquisition of Business, in May 2021 the Company increased its investment in DECIEM, which resulted in the inclusion of additional goodwill of $1,297 million, amortizable intangible assets (customer lists) of $701 million with amortization periods of 7 years to 14 years, and non-amortizable intangible assets (trademarks) of $1,216 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with sales growth in the skin care category, as well as the value associated with DECIEM's assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition will not be deductible for tax purposes. These amounts are provisional pending finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.
Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2021
Goodwill	$1,786	$1,214	$262	$355	$3,617
Accumulated impairments	(141)	(830)	(30)	—	(1,001)
	1,645	384	232	355	2,616

Goodwill measurement period adjustment	14	—	—	—	14
Translation adjustments and write-offs, goodwill	(53)	—	(3)	—	(56)
Translation adjustments and write-offs, accumulated impairments	1	—	—	—	1
	(38)	—	(3)	—	(41)

Balance as of September 30, 2021
Goodwill	1,747	1,214	259	355	3,575
Accumulated impairments	(140)	(830)	(30)	—	(1,000)
	$1,607	$384	$229	$355	$2,575

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2021			June 30, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,209	$583	$1,626	$2,273	$544	$1,729
License agreements	43	43	—	43	43	—
	$2,252	$626	1,626	$2,316	$587	1,729
Non-amortizable intangible assets:
Trademarks and other			2,297			2,366
Total intangible assets			$3,923			$4,095

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate amortization expense related to amortizable intangible assets was $45 million and $25 million for the three months ended September 30, 2021 and 2020, respectively. The estimated aggregate amortization expense for the remainder of fiscal 2022 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2022	2023	2024	2025	2026
Estimated aggregate amortization expense	$116	$155	$154	$154	$154

NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with the Post-COVID Business Acceleration Program for the three months ended September 30, 2021 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total	$1	$(1)	$—	$2	$2

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

As of September 30, 2021, the Company estimates a net reduction over the duration of the PCBA Program in the range of 2,000 to 2,500 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PCBA Program Approvals

Total PCBA Program cumulative charges (adjustments) approved by the Company through September 30, 2021 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative through June 30, 2021	$42	$(6)	$257	$21	$314
Three months ended September 30, 2021	(20)	9	(8)	1	(18)
Cumulative through September 30, 2021	$22	$3	$249	$22	$296

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through September 30, 2021 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative through June 30, 2021	$132	$108	$13	$4	$257
Three months ended September 30, 2021	(8)	2	(2)	—	(8)
Cumulative through September 30, 2021	$124	$110	$11	$4	$249

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

•Exit of the Global Distribution of BECCA Products – In reviewing the Company's brand portfolio to improve efficiency and the sustainability of long-term investments, the decision was made to exit the global distribution of BECCA products due to its limited distribution, the ongoing decline in product demand and the challenging environment caused by the COVID-19 pandemic. These activities resulted in charges for the impairment of goodwill and other intangible assets, product returns, termination of contracts, and employee severance. The Company expects to substantially complete these initiatives during fiscal 2022.

•Exit of Certain Designer Fragrance Licenses – In reviewing the Company’s brand portfolio of fragrances and to focus on investing its resources on alternative opportunities for long-term growth and value creation globally, the Company announced that it is not renewing its existing license agreements for Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna when they expire in June 2023. The Company expects to continue to sell products under these licenses through June 30, 2022. These actions resulted in, or are expected to result in, employee-related costs, asset write-offs, including charges for the impairment of goodwill, and consulting and legal fees.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2021	$14	$2	$201	$4	$221
Three months ended September 30, 2021	1	(1)	—	2	2
Cumulative through September 30, 2021	$15	$1	$201	$6	$223

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2021	$119	$75	$6	$1	$201
Three months ended September 30, 2021	(6)	4	2	—	—
Cumulative through September 30, 2021	$113	$79	$8	$1	$201

Changes in accrued restructuring charges for the three months ended September 30, 2021 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2021	$101	$—	$—	$—	$101
Charges	(6)	4	2	—	—
Cash payments	(27)	—	(1)	—	(28)
Noncash asset write-offs	—	(4)	—	—	(4)
Translation adjustment	—	—	—	—	—
Balance at September 30, 2021	$68	$—	$1	$—	$69

Accrued restructuring charges at September 30, 2021 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $46 million, $20 million and $3 million for the remainder of fiscal 2022 and for fiscal 2023 and 2024, respectively.

Leading Beauty Forward Program

The Company substantially completed initiatives approved under the Leading Beauty Program (the “LBF Program”) through fiscal 2021. Additional information about the LBF Program is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At September 30, 2021, the notional amount of derivatives not designated as hedging instruments was $3,946 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30 2021	June 30 2021	Balance Sheet Location	September 30 2021	June 30 2021
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$21	$12	Other accrued liabilities	$12	$20
Net investment hedges	Prepaid expenses and other current assets	12	34	Other accrued liabilities	—	—
Interest rate-related derivatives	Prepaid expenses and other current assets	9	15	Other accrued liabilities	4	—
Total Derivatives Designated as Hedging Instruments		42	61		16	20
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	28	6	Other accrued liabilities	18	36
Total derivatives		$70	$67		$34	$56

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$15	$(31)	Net sales	$(6)	$1
Interest rate-related derivatives	—	—	Interest expense	—	(1)
	15	(31)		(6)	—
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	36	(63)		—	—
Total derivatives	$51	$(94)		$(6)	$—

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended September 30, 2021 and 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $2 million and $5 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2021	2020
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(10)	$(2)

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2021	September 30, 2021
Current debt	$254	$4
Long-term debt	992	—
Total debt	$1,246	$4

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30
	2021		2020
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,392	$42	$3,562	$45
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	10	Not applicable	2
Derivatives designated as hedging instruments	Not applicable	(10)	Not applicable	(2)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	—	Not applicable	(1)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(6)	Not applicable	1	Not applicable

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30
(In millions)		2021	2020
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(11)	$21

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of June 2023. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At September 30, 2021, the Company had cash flow hedges outstanding with a notional amount totaling $1,066 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of September 30, 2021, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2021 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $5 million. The accumulated net gain (loss) on derivative instruments in AOCI was $20 million and $(1) million as of September 30, 2021 and June 30, 2021, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of January 2022. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2021, the Company had net investment hedges outstanding with a notional amount totaling $1,419 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $70 million at September 30, 2021. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,844	$—	$—	$1,844
Foreign currency forward contracts	—	61	—	61
Interest rate-related derivatives	—	9	—	9
Total	$1,844	$70	$—	$1,914

Liabilities:
Foreign currency forward contracts	$—	$30	$—	$30
Interest rate-related derivatives	—	4	—	4
DECIEM stock options	—	—	137	137
Total	$—	$34	$137	$171

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,079	$—	$—	$2,079
Foreign currency forward contracts	—	52	—	52
Interest rate-related derivatives	—	15	—	15
Total	$2,079	$67	$—	$2,146

Liabilities:
Foreign currency forward contracts	$—	$56	$—	$56
DECIEM stock options	—	—	141	141
Total	$—	$56	$141	$197

The estimated fair values of the Company’s financial instruments are as follows:

	September 30 2021		June 30 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,995	$3,995	$4,958	$4,958
Current and long-term debt	5,548	6,206	5,569	6,262
DECIEM stock options	137	137	141	141

Derivatives
Foreign currency forward contracts – asset (liability), net	31	31	(4)	(4)
Interest rate-related derivatives – asset (liability), net	5	5	15	15

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

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. The acquisition date fair value was calculated using the Monte Carlo Method, which requires certain assumptions. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options will be remeasured to fair value at each reporting date through settlement, with the offsetting entry to compensation expense, through the period when the options are exercised or repurchased. See Note 2 – Acquisition of Business and Note 10 – Stock Programs for discussion.

NOTE 7 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $40 million as of September 30, 2021 and June 30, 2021. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	September 30 2021
Balance at June 30, 2021	$20
Provision for expected credit losses	1
Balance at September 30, 2021	$21

The remaining balance of the allowance for doubtful accounts of $19 million, as of September 30, 2021, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue
Changes in deferred revenue during the period are as follows:

	Three Months Ended September 30
(In millions)	2021	2020
Deferred revenue, beginning of period	$371	$279
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(170)	(90)
Revenue deferred during the period	223	216
Other	2	4
Deferred revenue, end of period	$426	$409

Transaction Price Allocated to the Remaining Performance Obligations
At September 30, 2021, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $379 million. The remaining balance of deferred revenue at September 30, 2021 will be recognized beyond the next twelve months.

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
The components of net periodic benefit cost for the three months ended September 30, 2021 and 2020 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$12	$11	$8	$9	$1	$—
Interest cost	8	8	3	2	1	1
Expected return on plan assets	(14)	(13)	(4)	(3)	—	—
Amortization of:
Actuarial loss	4	5	—	1	—	—
Special termination benefits	—	—	2	2	—	—
Net periodic benefit cost	$10	$11	$9	$11	$2	$1

During the three months ended September 30, 2021, the Company made contributions to its international pension plans totaling $6 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30 2021	June 30 2021
Other assets	$152	$162
Other accrued liabilities	(28)	(28)
Other noncurrent liabilities	(424)	(432)
Funded status	(300)	(298)
Accumulated other comprehensive loss	237	242
Net amount recognized	$(63)	$(56)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – STOCK PROGRAMS

Additional information relating to the Company's stock programs and the DECIEM stock options are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $79 million and $64 million for the three months ended September 30, 2021 and 2020, respectively.

Stock Options

During the three months ended September 30, 2021, the Company granted stock options in respect of approximately 1.1 million shares of Class A Common Stock with an exercise price per share of $344.06 and a weighted-average grant date fair value per share of $85.49. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2021 was $89 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 0.7 million shares of Class A Common Stock during the three months ended September 30, 2021 with a weighted-average grant date fair value per share of $343.90 that, at the time of grant, are scheduled to vest at 0.3 million, 0.2 million, and 0.2 million shares per year, in fiscal 2023, fiscal 2024 and fiscal 2025, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the three months ended September 30, 2021, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $344.06, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2024, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2021, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2021.
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and will be remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense for the three months ended September 30, 2021 was not material. There were no stock options exercised during the three months ended September 30, 2021.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. As discussed in Note 2 – Acquisition of Business, DECIEM stock options, with total fair value of $295 million, were reported as part of the total consideration transferred. The DECIEM stock options are reported as a stock option liability of $137 million and $141 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at September 30, 2021 and June 30, 2021, respectively. The fair value of the stock options were calculated using the following key assumptions into the Monte Carlo Method:

	September 30, 2021	June 30, 2021	May 18, 2021
Risk-free rate	0.40%	0.50%	0.50%
Term to mid of last twelve-month period	2.17 years	2.42 years	2.54 years
Operating leverage adjustment	0.45	0.45	0.45
Net sales discount rate	3.30%	3.40%	3.30%
EBITDA discount rate	6.90%	6.90%	6.80%
EBITDA volatility	39.10%	37.70%	38.30%
Net sales volatility	17.60%	17.00%	17.20%

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2021	2020
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$692	$523

Denominator:
Weighted-average common shares outstanding – Basic	362.2	362.1
Effect of dilutive stock options	4.2	3.8
Effect of PSUs	0.2	0.2
Effect of RSUs	1.3	1.1
Weighted-average common shares outstanding – Diluted	367.9	367.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.91	$1.44
Diluted	$1.88	$1.42

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30
(In millions)	2021	2020
Stock options	0.3	1.3
RSUs and PSUs	0.2	0.2

As of September 30, 2021 and 2020, 0.7 million and 0.8 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended September 30
(In millions)	2021	2020
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	5,335	4,790
Common stock dividends	1	1
Stock-based compensation	114	122
Paid-in capital, end of the period	5,450	4,913

Retained earnings, beginning of the period	12,244	10,134
Common stock dividends	(193)	(174)
Net earnings attributable to The Estée Lauder Companies Inc.	692	523
Cumulative effect of adoption of new accounting standards	121	(3)
Retained earnings, end of the period	12,864	10,480

Accumulated other comprehensive loss, beginning of the period	(470)	(665)
Other comprehensive income (loss)	(155)	71
Accumulated other comprehensive loss, end of the period	(625)	(594)

Treasury stock, beginning of the period	(11,058)	(10,330)
Acquisition of treasury stock	(519)	—
Stock-based compensation	(37)	(23)
Treasury stock, end of the period	(11,614)	(10,353)

Total stockholders’ equity – The Estée Lauder Companies Inc.	6,081	4,452

Noncontrolling interests, beginning of the period	34	27
Net earnings attributable to noncontrolling interests	1	2
Translation adjustments, net	(1)	—
Noncontrolling interests, end of the period	34	29
Total equity	$6,115	$4,481

Redeemable noncontrolling interest, beginning of the period	$857	$—
Net earnings attributable to redeemable noncontrolling interest	2	—
Translation adjustments	(17)	—
Redeemable noncontrolling interest, end of the period	$842	$—

Cash dividends declared per common share	$.53	$.48

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2021:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2021	August 31, 2021	September 15, 2021	$.53

On November 1, 2021, a dividend was declared in the amount of $.60 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 15, 2021 to stockholders of record at the close of business on November 30, 2021.

Common Stock
During the three months ended September 30, 2021, the Company purchased approximately 1.7 million shares of its Class A Common Stock for $557 million.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2021:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2021	$(2)	$(179)		$(289)		$(470)
OCI before reclassifications	12	1	(1)	(175)	(2)	(162)
Amounts reclassified to Net earnings	4	3		—		7
Net current-period OCI	16	4		(175)		(155)
Balance at September 30, 2021	$14	$(175)		$(464)		$(625)

(1)Consists of foreign currency translation losses.
(2)See Note 5 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2021 and 2020:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended September 30
(In millions)	2021	2020
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$(6)	$1	Net sales
Interest rate-related derivatives	—	(1)	Interest expense
	(6)	—
Benefit for deferred taxes	2	—	Provision for income taxes
	(4)	—	Net earnings

Amounts Included in Net Periodic Benefit Cost
Amortization of actuarial loss	(4)	(6)	Earnings before income taxes (1)
Benefit for deferred taxes	1	1	Provision for income taxes
	(3)	(5)	Net earnings

Total reclassification adjustments, net	$(7)	$(5)	Net earnings

(1)See Note 8 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 13 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2021 and 2020 is as follows:

(In millions)	2021	2020
Cash:
Cash paid during the period for interest	$30	$26
Cash paid during the period for income taxes	$125	$119

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$126	$42
Financing lease modifications	$(17)	$—
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$44	$101

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
The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2021.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2021	2020
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,449	$2,035
Makeup	1,174	978
Fragrance	609	406
Hair Care	148	136
Other	13	7
	4,393	3,562
Returns associated with restructuring and other activities	(1)	—
Net sales	$4,392	$3,562

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$717	$721
Makeup	91	(71)
Fragrance	131	60
Hair Care	2	3
Other	—	1
	941	714
Reconciliation:
Charges associated with restructuring and other activities	(6)	(9)
Interest expense	(42)	(45)
Interest income and investment income, net	4	14
Other components of net periodic benefit cost	(1)	(3)
Other income	1	—
Earnings before income taxes	$897	$671

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,194	$873
Europe, the Middle East & Africa	1,873	1,540
Asia/Pacific	1,326	1,149
	4,393	3,562
Returns associated with restructuring and other activities	(1)	—
Net sales	$4,392	$3,562

Operating income:
The Americas	$254	$65
Europe, the Middle East & Africa	465	411
Asia/Pacific	222	238
	941	714
Charges associated with restructuring and other activities	(6)	(9)
Operating income	$935	$705

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENT

On October 22, 2021, the Company replaced its $1.5 billion senior unsecured revolving credit facility that was set to expire on October 26, 2023 (the “Prior Facility”) with a new $2.5 billion senior unsecured revolving credit facility that expires on October 22, 2026 (the “New Facility”) unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $750 million of the New Facility is available for multi-currency loans. At September 30, 2021 and through October 22, 2021, no borrowings were outstanding under the Prior Facility. The New Facility may be used for general corporate purposes. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the New Facility were not material. The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings. The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three months ended September 30, 2021 and 2020, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2021	2020
NET SALES
By Product Category:
Skin Care	$2,449	$2,035
Makeup	1,174	978
Fragrance	609	406
Hair Care	148	136
Other	13	7
	4,393	3,562
Returns associated with restructuring and other activities	(1)	—
Net sales	$4,392	$3,562

By Region(1):
The Americas	$1,194	$873
Europe, the Middle East & Africa	1,873	1,540
Asia/Pacific	1,326	1,149
	4,393	3,562
Returns associated with restructuring and other activities	(1)	—
Net sales	$4,392	$3,562

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$717	$721
Makeup	91	(71)
Fragrance	131	60
Hair Care	2	3
Other	—	1
	941	714
Charges associated with restructuring and other activities	(6)	(9)
Operating income	$935	$705

By Region(1):
The Americas	$254	$65
Europe, the Middle East & Africa	465	411
Asia/Pacific	222	238
	941	714
Charges associated with restructuring and other activities	(6)	(9)
Operating income	$935	$705

(1) The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of the net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	24.1	23.2
Gross profit	75.9	76.8

Operating expenses:
Selling, general and administrative	54.5	56.9
Restructuring and other charges	0.1	0.2
Total operating expenses	54.6	57.0

Operating income	21.3	19.8
Interest expense	1.0	1.3
Interest income and investment income, net	0.1	0.4
Other components of net periodic benefit cost	—	0.1
Other income	—	—

Earnings before income taxes	20.4	18.8
Provision for income taxes	(4.6)	(4.1)

Net earnings	15.8	14.7
Net earnings attributable to noncontrolling interests	—	(0.1)
Net earnings attributable to redeemable noncontrolling interest	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	15.8%	14.7%

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

THE ESTÉE LAUDER COMPANIES INC.
We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using prior-year period monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

Overview

COVID-19 Business Update

The COVID-19 pandemic continued to disrupt our operating environment, impacting retail traffic and certain consumer preferences during the three months ended September 30, 2021. The resurgence of COVID-19 cases and the rapid spread of the Delta variant in most parts of the world led to government restrictions to prevent further spread of the virus. These restrictions included the intermittent closure of businesses deemed non-essential, curtailment of travel, social distancing and quarantines.

Retail Impact

While most brick-and-mortar retail stores globally that sell our products, whether operated by us or our customers, were open during much of the fiscal 2022 first quarter there were intermittent closures throughout the world. More specifically, in Continental Europe, much of Latin America and most of the Asia/Pacific region, many retail stores were temporarily closed for some period during the quarter due to the resurgence of COVID-19 cases. In much of Continental Europe and parts of the Asia/Pacific region retail locations gradually reopened later in the quarter with capacity and other safety restrictions in place. Globally, in areas where stores were open, consumer traffic has not recovered to the pre-COVID-19 pandemic levels.

While international passenger traffic remained largely curtailed globally, passenger traffic in Europe, the Middle East & Africa and The Americas was somewhat improved, albeit significantly below pre-COVID-19 pandemic levels. The improvement was due, in part, to an increase in summer holiday travel as government restrictions were lifted, most notably in the United Kingdom, the United States, the Caribbean and Mexico. In Asia/Pacific, a surge in COVID-19 cases led to increased travel restrictions during much of the quarter.

Net sales growth of our products online (through our own websites, third-party platforms and websites of our retailers) remained strong in Asia/Pacific and Europe, the Middle East & Africa where many retail stores were temporarily closed. Excluding incremental online net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, online net sales declined in The Americas reflecting the developing brick-and-mortar recovery.

Consumer Preferences

The COVID-19 pandemic-related closures of offices, retail stores and other businesses and the significant decline in social gatherings have influenced consumer preferences and practices. While the demand for makeup improved significantly versus the prior year, it continues to be the only category that remains below the pre-COVID-19 pandemic period, given fewer makeup usage occasions and ongoing mask wearing, while skin care, fragrance and hair care have all grown from pre-pandemic levels.

Supply Chain

The COVID-19 pandemic has contributed to global transportation delays due to port congestion, labor and container shortages, and shipment delays. Higher transportation and logistics costs are expected to negatively impact cost of sales and operating expenses in the remainder of fiscal 2022. We expect to mitigate most of the impact to our business and our costs through strategic price increases, product mix, timing of shipments, use of air freight and less congested ports, and cost savings in other areas.

THE ESTÉE LAUDER COMPANIES INC.
Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are well diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. This diversity allows us to leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 31-34 of our Annual Report on Form 10-K for the year ended June 30, 2021, as well as below.

During the first quarter of fiscal 2022, net sales increased 23%, reflecting a nascent recovery in The Americas and in Europe, the Middle East & Africa compared to a more difficult environment in the prior-year period. The net sales increase includes incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

•Our skin care net sales benefited from the launch of The Hydrating Infused Emulsion from La Mer, as well as continued strength in the brand’s core moisturizers. Incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter contributed to growth, Dr.Jart+ saw strong gains in travel retail, and Clinique’s hero franchises resonated well in The Americas and in Europe, the Middle East & Africa.
•The COVID-19 pandemic has generally resulted in more limited social and business activities and consumers overall wore less makeup. As restrictions lift in particular locations, we generally see demand for makeup products increasing. During the first quarter of fiscal 2022, net sales in makeup grew in part to this, and was also driven by increases in Estée Lauder foundation products, as well as strong activations and expanded consumer reach from M·A·C. Our brands generated interest in makeup through virtual marketing efforts such as classes, virtual try on technology and greater emphasis on social media platforms.
•Our fragrance net sales rose sharply as consumers gravitated to high-end and artisanal offerings from Tom Ford Beauty, Jo Malone London, and Le Labo.
•Our hair care net sales grew, reflecting increases from both Bumble and bumble and Aveda as brick-and-mortar channels gradually reopened.

In September 2021, we announced that we are not renewing our existing license agreements for Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna when they expire in June 2023. We expect to continue to sell products under these licenses through June 30, 2022.

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

•The increase in net sales during the fiscal 2022 first quarter was led by The Americas, primarily reflecting the reopening of brick-and-mortar stores, targeted expanded consumer reach and incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.
•Net sales in Europe, the Middle East & Africa grew as brick-and-mortar retail reopened across the region, and robust online net sales growth continued.
•Net sales increased in Asia/Pacific, reflecting higher net sales in Greater China, Korea and several smaller markets despite COVID-19 related restrictions throughout the region during the quarter.

Outlook

The COVID-19 pandemic continues to disrupt business for us, retailers and other companies with which we do business. There have been, and are likely to continue to be, intermittent store closures and supply chain disruptions. We are mindful that these trends may continue to impact the pace of recovery. The continued curtailment in international travel is also affecting our travel retail business in most of the world, which had been historically one of our fastest growth areas. In addition to impacting net sales and profitability, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets (i.e. potentially resulting in impairments).

THE ESTÉE LAUDER COMPANIES INC.
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

We continue to monitor the effects of the global macroeconomic environment, including inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues. For example, we continue to monitor the geopolitical tensions between the United States and China, which could have a material adverse effect on our business.

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

Post-COVID Business Acceleration Program

Information about our restructuring initiative, the Post-COVID Business Acceleration Program, is described in Notes to Consolidated Financial Statements, Note 4 – Charges Associated with Restructuring and Other Activities herein, as well as, in Notes to Consolidated Financial Statements, Note 8 – Charges Associated with Restructuring and Other Activities and in the Overview on page 33 of our Annual Report on Form 10-K for the year ended June 30, 2021.

NET SALES

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$4,392	$3,562
$ Change from prior-year period	830
% Change from prior-year period	23%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	21%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased, driven by higher net sales from every product category and in every geographic region primarily reflecting (i) brick-and-mortar and travel recovery from the prior-year challenges, which included widespread store closures, lower retail traffic, travel restrictions and quarantines, stemming from the COVID-19 pandemic; (ii) the continued success of hero product franchises; (iii) new product launches; and (iv) targeted expanded consumer reach. Net sales from our skin care, makeup and fragrance product categories each grew double digits and hair care net sales grew high single digits. Skin care net sales increased, primarily reflecting higher net sales from La Mer and Clinique, as well as incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. The makeup increase in net sales was led by higher net sales from Estée Lauder and M·A·C. Fragrance net sales growth primarily reflected higher net sales from Tom Ford Beauty, Jo Malone London, certain of our designer fragrances and Le Labo. Hair care net sales increased, due to higher net sales from Bumble and bumble and Aveda. Net sales in every geographic region grew double-digits and benefited from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. The increase in net sales in The Americas reflected higher net sales throughout the region. Net sales increased in Europe, the Middle East & Africa, led by our travel retail business, the United Kingdom and Russia. The increase in net sales in mainland China, Korea and Hong Kong drove growth in Asia/Pacific, however, many countries in the region were negatively impacted by the resurgence of COVID-19 cases and the spread of the Delta variant, which led to government restrictions that were implemented to prevent further spread of the virus.

The total net sales increase was impacted by approximately $77 million of favorable foreign currency translation.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2022 first quarter impact of returns associated with restructuring and other activities of $1 million.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$2,449	$2,035
$ Change from prior-year period	414
% Change from prior-year period	20%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales increased, reflecting higher net sales from La Mer, incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and Clinique, of approximately $315 million, combined. Net sales from La Mer increased, led by our travel retail business and mainland China, primarily due to the continued success of hero products, such as Crème de la Mer, The Moisturizing Soft Cream and The Treatment Lotion, new product launches, such as The Hydrating Infused Emulsion, successful holiday events in mainland China, and targeted expanded consumer reach. The increase in net sales from Clinique, led by our travel retail business and North America, was primarily driven by the continued success of existing products, such as Even Better Clinical Radical Dark Spot Corrector + Interrupter and Moisture Surge 100H Auto-Replenishing Hydrator, new product launches, such as Smart Clinical Repair Wrinkle Correcting Serum, and targeted expanded consumer reach.
The skin care net sales increase was impacted by approximately $48 million of favorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$1,174	$978
$ Change from prior-year period	196
% Change from prior-year period	20%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased, primarily driven by higher net sales from Estée Lauder and M·A·C of approximately $131 million, combined. The nascent recovery in makeup compared to the prior-year challenges stemming from the COVID-19 pandemic led to the increase in makeup net sales in The Americas and Europe, the Middle East & Africa. Makeup net sales in Asia/Pacific declined, as many countries in the region were negatively impacted by the resurgence of COVID-19 cases and the spread of variants, including the Delta variant, which led to government restrictions implemented to prevent further spread of the virus. Net sales from Estée Lauder increased, primarily reflecting the continued success of existing products, such as the Double Wear franchise and Futurist line of products; new product launches, such as Double Wear Sheer Long-Wear Foundation and Pure Color Whipped Matte Lip Color; successful holiday events and a new online platform launch in mainland China; recovery from the prior-year challenges, discussed above, and new product launches in North America. The increase in net sales from M·A·C was primarily due to brick-and-mortar recovery in North America and travel recovery in Europe, the Middle East & Africa and The Americas compared to the prior-year challenges, as discussed above, as well as new product launches, such as Love Me Liquid Lipcolour and Lustreglass Lipstick and the timing of shipments, including holiday shipments, compared to the prior-year period.

The makeup net sales increase was impacted by approximately $17 million of favorable foreign currency translation.

Fragrance

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$609	$406
$ Change from prior-year period	203
% Change from prior-year period	50%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	48%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales increased, primarily driven by Tom Ford Beauty, Jo Malone London, certain of our designer fragrances and Le Labo of approximately $159 million, combined. The higher fragrance net sales partially reflected a brick-and-mortar and travel recovery in various parts of the world compared to the prior-year challenges stemming from the COVID-19 pandemic and the timing of shipments, including holiday shipments, compared to the prior-year period. Our fragrance brands were well positioned to capture consumers through the continued success of our hero products, such as Wood Sage & Sea Salt, Peony & Blush Suede and English Pear & Freesia from Jo Malone London. The increase in fragrance net sales also reflected higher net sales from certain Private Blend fragrances from Tom Ford Beauty, targeted expanded consumer reach from Jo Malone London and new product launches from certain of our designer fragrances, such as Michael Kors Super Gorgeous!.
The fragrance net sales increase was impacted by approximately $10 million of favorable foreign currency translation.
Hair Care

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$148	$136
$ Change from prior-year period	12
% Change from prior-year period	9%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	8%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased, reflecting higher net sales from Bumble and bumble and Aveda primarily due to salon and retail store recovery in North America compared to the prior-year challenges stemming from the COVID-19 pandemic. The increase in net sales from Bumble and bumble also reflected the success of hero products, such as Hairdresser's Invisible Oil Primer, and new product launches, such Hairdresser's Invisible Oil Ultra Rich and Bb. Illuminated Blonde, and targeted expanded consumer reach. Net sales from Aveda increased, also benefiting from the success of existing product franchises, such as Nutriplenish and Botanical Repair.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.
The Americas

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$1,194	$873
$ Change from prior-year period	321
% Change from prior-year period	37%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	36%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales in The Americas increased in every country, reflecting brick-and-mortar and makeup recovery from the prior-year challenges, including store closures, lower retail traffic and quarantines, stemming from the COVID-19 pandemic, as well as the timing of shipments, including holiday shipments, compared to the prior-year period in North America. The increase in net sales in The Americas was led by North America of approximately $299 million, primarily benefiting from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and higher net sales from M·A·C, Clinique, Tom Ford Beauty, Jo Malone London and Le Labo. The increase in net sales in Latin America reflected growth in every country and every product category.

Net sales in The Americas were impacted by approximately $6 million of favorable foreign currency translation.
Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$1,873	$1,540
$ Change from prior-year period	333
% Change from prior-year period	22%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	21%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased in Europe, the Middle East & Africa, reflecting nascent recovery across the region compared to the prior-year challenges stemming from the COVID-19 pandemic, led by our travel retail business, the United Kingdom and Russia of approximately $259 million, combined. Net sales increased in our travel retail business, reflecting strength of our brands with the Chinese consumer, the easing of travel restrictions, which drove increased traffic levels, and continued success of hero product franchises from La Mer, Origins, Clinique and Tom Ford. These benefits were partially offset by lower net sales from Estée Lauder products, primarily reflecting a decrease in promotional activity and lower net sales from the Advanced Night Repair product franchise primarily due to the prior-period launch of Advanced Night Repair Synchronized Multi-Recovery Complex. Net sales in the United Kingdom and Russia increased, primarily reflecting brick-and-mortar recovery, as noted above. The increase in net sales in the United Kingdom also reflected incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

Net sales in Europe, the Middle East & Africa were impacted by approximately $15 million of favorable foreign currency translation.
Asia/Pacific

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Net sales	$1,326	$1,149
$ Change from prior-year period	177
% Change from prior-year period	15%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	11%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased in Asia/Pacific, reflecting higher net sales in mainland China and Korea of approximately $180 million, combined. The increase in net sales in mainland China was primarily due to the continued success of hero products franchises from La Mer and Estée Lauder, new product launches, successful holiday events and a new online platform launch. Net sales increased in Korea, despite the challenging brick-and-mortar retail environment, primarily reflecting the continued success of hero product franchises from Dr.Jart+, Jo Malone London and Estée Lauder and continued growth from online net sales.

Net sales in Asia/Pacific were impacted by approximately $56 million of favorable foreign currency translation.
GROSS MARGIN
Gross margin decreased to 75.9% for the three months ended September 30, 2021 as compared with 76.8% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended September 30, 2021
Mix of business	(50)
Obsolescence charges	(85)
Manufacturing costs and other	(10)
Foreign exchange transactions	45
Subtotal	(100)
Charges associated with restructuring and other activities	10
Total	(90)

The unfavorable impact from our mix of business was primarily due to higher costs from product sets and the impact of the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. These unfavorable impacts were partially offset by strategic price increases.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 54.6% for the three months ended September 30, 2021 as compared with 57.0% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended September 30, 2021
General and administrative expenses	80
Advertising, merchandising, sampling and product development	100
Selling	70
Store operating costs	30
Shipping	(30)
Foreign exchange transactions	(10)
Subtotal	240
Charges associated with restructuring and other activities	—
Total	240

THE ESTÉE LAUDER COMPANIES INC.
The favorable change in operating expense margin was driven by the increase in net sales, primarily due to the brick-and-mortar and travel recovery in various parts of the world compared to the prior-year challenges stemming from the COVID-19 pandemic, as discussed above. Partially offsetting the impact of the increase in net sales were higher advertising and promotional activities to support hero products, new product launches, strategic investments in fragrances and to support the makeup recovery, and digital advertising and social media spending. The increase in selling expenses due to the brick-and-mortar recovery, incremental expenses attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and higher employee incentive compensation compared to the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic, further offset the impact of the increase in net sales.
OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$935	$705
$ Change from prior-year period	230
% Change from prior-year period	33%

Operating margin	21.3%	19.8%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	32%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 48 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three months ended September 30, 2021 from the prior-year period was primarily driven by the increase in net sales, partially offset by higher cost of sales and the increase in operating expenses, discussed above.
Charges associated with restructuring and other activities are not allocated to the our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$717	$721
$ Change from prior-year period	(4)
% Change from prior-year period	(1)%

Reported skin care operating income decreased, reflecting lower results from Estée Lauder primarily due to the decrease in skin care net sales, primarily related to our travel retail business, higher advertising and promotional activities to support hero products and new product launches, and the increase in cost of sales primarily due to higher costs for promotional items. The decrease in skin care operating income was also attributable to higher employee incentive compensation compared to the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting these decreases was higher results from La Mer, primarily reflecting the increase in net sales, partially offset by higher advertising and promotional activities primarily to support promotional events and new product launches.

Makeup

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income (loss)	$91	$(71)
$ Change from prior-year period	162
% Change from prior-year period	100+%

Reported makeup operating results increased, primarily driven by higher results from Estée Lauder, M·A·C, and to a lesser extent Clinique and Tom Ford Beauty of approximately $148 million, combined. The higher results from Estée Lauder, Tom Ford Beauty and Clinique were primarily due to the increases in net sales. Operating results from M·A·C increased, primarily reflecting higher net sales, partially offset by the increase in advertising and promotional activities relating to strategic investments to support the makeup recovery, digital advertising and social media spending, as well as higher selling expenses and store operating costs due to the brick-and-mortar recovery from the prior-year challenges stemming from the COVID-19 pandemic, including store closures.

Fragrance

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$131	$60
$ Change from prior-year period	71
% Change from prior-year period	100+%
Reported fragrance operating income increased, primarily driven by higher results from Tom Ford Beauty, Jo Malone London, certain of our designer fragrances and Le Labo of approximately $80 million, combined. Operating results from Tom Ford Beauty increased, primarily due to higher net sales, partially offset by the increase in advertising and promotional activities relating to strategic investments in digital advertising and social media spending (including costs associated with influencers), as well as higher selling expenses due to the brick-and-mortar recovery from the prior-year challenges stemming from the COVID-19 pandemic, including store closures. The higher results from Jo Malone London primarily reflected the increase in net sales, partially offset by higher cost of sales given the growth of the home subcategory and the increase in advertising and promotional activities primarily to support holiday and promotional events and new product launches. Operating results from certain of our designer fragrances and Le Labo increased, primarily driven by the increases in net sales.
Partially offsetting these increases in fragrance operating income was higher employee incentive compensation compared to the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic.
Hair Care

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$2	$3
$ Change from prior-year period	(1)
% Change from prior-year period	(33)%

THE ESTÉE LAUDER COMPANIES INC.

Reported hair care operating results decreased, due to higher employee incentive compensation compared to the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic, as well as strategic investments in advertising and promotional activity to support the salon and retail store recovery. These increases in expenses were partially offset by higher operating results from Bumble and bumble and Aveda, primarily driven by higher net sales as previously discussed.
Geographic Regions
The Americas

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$254	$65
$ Change from prior-year period	189
% Change from prior-year period	100+%

Reported operating results increased in The Americas, primarily reflecting higher operating results in the United States of approximately $179 million, primarily due to the increase in net sales and higher intercompany royalty income primarily from growth in our travel retail business. Partially offsetting these increases in operating results in the United States were the increase in advertising and promotional activities, as discussed above; higher selling expenses and store operating costs due to the brick-and-mortar recovery from the prior-year challenges stemming from the COVID-19 pandemic, including store closures; and higher employee incentive compensation compared to the prior-year period, which reflected lower accrued employee incentive compensation attributable to the impacts of the COVID-19 pandemic.
Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$465	$411
$ Change from prior-year period	54
% Change from prior-year period	13%
Reported operating income increased in Europe, the Middle East & Africa, primarily driven by higher results from our travel retail business, Russia and the United Kingdom of approximately $38 million, combined. Operating income increased from our travel retail business primarily due to the increase in net sales, partially offset by the increase in intercompany royalty expense to The Americas primarily due to the growth of our travel retail business. The higher results from Russia primarily reflected the increase in net sales. Operating income in the United Kingdom increased, primarily driven by the increase in net sales, partially offset by the increase in advertising and promotional activity to support strategic investments across the brands.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2021	2020
As Reported:
Operating income	$222	$238
$ Change from prior-year period	(16)
% Change from prior-year period	(7)%
Reported operating income decreased in Asia/Pacific, led by Japan and Thailand of approximately $21 million, combined, primarily driven by the decrease in net sales due the challenging retail environment that continues to be negatively impacted by the resurgence of COVID-19 cases and the spread of the Delta variant. Partially offsetting these decreases was higher results from Korea, primarily reflecting higher net sales, partially offset by the increase in advertising and promotional activity to support hero products and new product launches.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2021	2020
Interest expense	$42	$45
Interest income and investment income, net	$4	$14
Interest income and investment income, net decreased due to equity method investment income recognized in the prior-year period relating to our previously held equity method investment in DECIEM.

PROVISION FOR INCOME TAXES
The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of share-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations. Our effective tax rate will change from quarter-to-quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of share-based compensation, the interaction of various global tax strategies and the impact from certain acquisitions. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

	Three Months Ended September 30
	2021	2020
Effective rate for income taxes	22.5%	21.8%
Basis-point change from the prior-year period	70

The effective rate for income taxes was 22.5% and 21.8% for the three months ended September 30, 2021 and 2020, respectively. The increase in the effective tax rate of 70 basis points was primarily attributable to a decrease in excess tax benefits associated with stock-based compensation arrangements and an increase in income tax reserve adjustments, partially offset by a lower effective tax rate on our foreign operations.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2021	2020
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$692	$523
$ Change from prior-year period	169
% Change from prior-year period	32%
Diluted net earnings per common share	$1.88	$1.42
% Change from prior-year period	32%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	31%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30		Variance	% Change	% Change in constant currency
	2021	2020
Net sales, as reported	$4,392	$3,562	$830	23%	21%
Returns associated with restructuring and other activities	1	—	1
Net sales, as adjusted	$4,393	$3,562	$831	23%	21%

Operating income, as reported	$935	$705	$230	33%	30%
Charges associated with restructuring and other activities	6	9	(3)
Operating income, as adjusted	$941	$714	$227	32%	29%

Diluted net earnings per common share, as reported	$1.88	$1.42	$.46	32%	30%
Charges associated with restructuring and other activities	.01	.02	(.01)
Diluted net earnings per common share, as adjusted	$1.89	$1.44	$.45	31%	29%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended September 30
($ in millions)	2021	2020	Variance
By Product Category:
Skin Care	$2,449	$2,035	$414	$(48)	$366	20%	18%
Makeup	1,174	978	196	(17)	179	20	18
Fragrance	609	406	203	(10)	193	50	48
Hair Care	148	136	12	(1)	11	9	8
Other	13	7	6	(1)	5	86	71
	4,393	3,562	831	(77)	754	23	21
Returns associated with restructuring and other activities	(1)	—	(1)	—	(1)
Total	$4,392	$3,562	$830	$(77)	$753	23%	21%

By Region:
The Americas	$1,194	$873	$321	$(6)	$315	37%	36%
Europe, the Middle East & Africa	1,873	1,540	333	(15)	318	22	21
Asia/Pacific	1,326	1,149	177	(56)	121	15	11
	4,393	3,562	831	(77)	754	23	21
Returns associated with restructuring and other activities	(1)	—	(1)	—	(1)
Total	$4,392	$3,562	$830	$(77)	$753	23%	21%

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2021, we had cash and cash equivalents of $3,995 million compared with $4,958 million at June 30, 2021. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The Tax Cuts and Jobs Act (“TCJA”) resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion related to certain foreign earnings, and we continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. We do not believe that continuing to reinvest our foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

THE ESTÉE LAUDER COMPANIES INC.
The effects of inflation have not been significant to our overall operating results in recent years, however we are mindful of emerging inflationary pressures. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases, which have been moderate.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 26, 2021, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

Debt
At September 30, 2021, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (13)	$636	$—	$636
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (13)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (13)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (13)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (13)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (7), (13)	597	—	597
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (8), (13)	691	—	691
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (13)	642	—	642
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (13)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (13)	496	—	496
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (12), (13)	—	254	254
Other long-term borrowings	20	—	20
Other current borrowings	—	27	27
	$5,267	$281	$5,548

(1)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $7 million.
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
(7)Consists of $600 million, principal, unamortized debt discount of $4 million, debt issuance costs of $4 million and a $5 million gain to reflect the fair value of interest rate swaps.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $4 million and a $4 million loss to reflect the fair value of interest rate swaps.
(9)Consists of $650 million principal, unamortized debt discount of $5 million and debt issuance costs of $3 million.
(10)Consists of $500 million principal and debt issuance costs of $2 million.
(11)Consists of $500 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(12)Consists of $250 million principal and a $4 million gain to reflect the fair value of interest rate swaps.
(13)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 48% at September 30, 2021 and June 30, 2021.

See Note 15 – Subsequent Event for further information relating to the Company's revolving credit facility.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Three Months Ended September 30
(In millions)	2021	2020
Net cash provided by (used for) operating activities	$(81)	$358
Net cash used for investing activities	$(153)	$(242)
Net cash used for financing activities	$(714)	$(890)

The change in net cash flows from operations primarily reflected the unfavorable net change in working capital as working capital needs returned to a more normalized level compared to the prior-year period. In particular, other accrued liabilities, including the settlement of foreign currency forward contracts and accounts payable. These changes were partially offset by higher earnings before taxes, excluding non-cash items.

The change in net cash flows used for investing activities primarily reflected a favorable impact from the settlement of net investment hedges, which is offset by the unfavorable change in other accrued liabilities discussed above, partially offset by the increase in capital expenditures.

The change in net cash flows used for financing activities primarily reflected a decrease relating to the repayment of borrowings under our revolving credit facility made in the prior-year period, partially offset by higher treasury stock repurchases.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2021, see Notes to Consolidated Financial Statements, Note 12 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $210 million and $218 million as of September 30, 2021 and June 30, 2021, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $79 million and $83 million as of September 30, 2021 and June 30, 2021, respectively.

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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets, income taxes and business combinations. Since June 30, 2021, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, including from the impacts of COVID-19, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2021	436,600	$321.27	436,600	32,266,939
August 2021	353,202	328.44	353,202	31,913,737
September 2021	910,205	330.71	800,000	31,113,737
	1,700,007	327.81	1,589,802

(1)Relates to shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to September 30, 2021 and as of October 26, 2021, we purchased approximately 0.8 million additional shares of our Class A Common Stock for $253 million pursuant to our share repurchase program.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/TRACEY T. TRAVIS
Date: November 2, 2021		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)