Form 10-Q
period 2021-12-31
ESTEE LAUDER COMPANIES INC
filed 2022-02-03
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At January 27, 2022, 232,424,491 shares of the registrant’s Class A Common Stock, $.01 par value, and 126,242,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2021	2020	2021	2020

Net sales	$5,539	$4,853	$9,931	$8,415
Cost of sales	1,223	1,084	2,280	1,909

Gross profit	4,316	3,769	7,651	6,506

Operating expenses
Selling, general and administrative	2,885	2,590	5,279	4,616
Restructuring and other charges	13	35	19	41
Goodwill impairment	—	54	—	54
Impairment of other intangible assets	—	27	—	27
Total operating expenses	2,898	2,706	5,298	4,738

Operating income	1,418	1,063	2,353	1,768

Interest expense	42	43	84	88
Interest income and investment income, net	10	17	14	31
Other components of net periodic benefit cost	(2)	7	(1)	10
Other income	—	—	1	—
Earnings before income taxes	1,388	1,030	2,285	1,701

Provision for income taxes	298	153	500	299
Net earnings	1,090	877	1,785	1,402

Net earnings attributable to noncontrolling interests	(4)	(4)	(5)	(6)
Net loss attributable to redeemable noncontrolling interest	2	—	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	$1,088	$873	$1,780	$1,396

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$3.02	$2.40	$4.93	$3.84
Diluted	$2.97	$2.37	$4.85	$3.79

Weighted-average common shares outstanding
Basic	360.6	363.0	361.4	363.4
Diluted	366.0	368.0	367.0	368.5
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020

Net earnings	$1,090	$877	$1,785	$1,402

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(5)	(26)	16	(57)
Retirement plan and other retiree benefit adjustments	4	6	8	12
Translation adjustments	(15)	213	(201)	291
Benefit (provision) for income taxes on components of other comprehensive income	(6)	20	(18)	38
Total other comprehensive income (loss), net of tax	(22)	213	(195)	284
Comprehensive income	1,068	1,090	1,590	1,686

Comprehensive income attributable to noncontrolling interests:
Net earnings	(4)	(4)	(5)	(6)
Translation adjustments	1	(2)	2	(2)
Total comprehensive income attributable to noncontrolling interests	(3)	(6)	(3)	(8)

Comprehensive loss attributable to redeemable noncontrolling interest:
Net loss	2	—	—	—
Translation adjustments	—	—	17	—
Total comprehensive loss attributable to redeemable noncontrolling interest	2	—	17	—
Comprehensive income attributable to The Estée Lauder Companies Inc.	$1,067	$1,084	$1,604	$1,678
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31 2021	June 30 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,603	$4,958
Accounts receivable, net	2,079	1,702
Inventory and promotional merchandise	2,612	2,505
Prepaid expenses and other current assets	661	603
Total current assets	9,955	9,768

Property, plant and equipment, net	2,451	2,280

Other assets
Operating lease right-of-use assets	2,102	2,190
Goodwill	2,572	2,616
Other intangible assets, net	3,883	4,095
Other assets	1,115	1,022
Total other assets	9,672	9,923
Total assets	$22,078	$21,971

LIABILITIES AND EQUITY
Current liabilities
Current debt	$272	$32
Accounts payable	1,639	1,692
Operating lease liabilities	397	379
Other accrued liabilities	3,454	3,195
Total current liabilities	5,762	5,298

Noncurrent liabilities
Long-term debt	5,259	5,537
Long-term operating lease liabilities	2,028	2,151
Other noncurrent liabilities	1,937	2,037
Total noncurrent liabilities	9,224	9,725

Contingencies

Redeemable Noncontrolling Interest	840	857

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2021 and June 30, 2021; shares issued: 466,381,223 at December 31, 2021 and 462,633,034 at June 30, 2021; Class B shares authorized: 304,000,000 at December 31, 2021 and June 30, 2021; shares issued and outstanding: 126,242,029 at December 31, 2021 and 128,242,029 at June 30, 2021	6	6
Paid-in capital	5,605	5,335
Retained earnings	13,735	12,244
Accumulated other comprehensive loss	(646)	(470)
	18,700	17,115
Less: Treasury stock, at cost; 233,353,672 Class A shares at December 31, 2021 and 229,115,665 Class A shares at June 30, 2021	(12,482)	(11,058)
Total stockholders’ equity – The Estée Lauder Companies Inc.	6,218	6,057
Noncontrolling interests	34	34
Total equity	6,252	6,091
Total liabilities, redeemable noncontrolling interest and equity	$22,078	$21,971
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31
(In millions)	2021	2020

Cash flows from operating activities
Net earnings	$1,785	$1,402
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	364	316
Deferred income taxes	(43)	(49)
Non-cash stock-based compensation	192	169
Net loss on disposal of property, plant and equipment	3	13
Non-cash restructuring and other charges	1	1
Pension and post-retirement benefit expense	39	52
Pension and post-retirement benefit contributions	(18)	(25)
Goodwill and other intangible asset impairments	—	81
Changes in fair value of contingent consideration	—	(2)
Gain on previously held equity method investment	(1)	—
Other non-cash items	(4)	(23)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(407)	(720)
Decrease (increase) in inventory and promotional merchandise	(164)	67
Increase in other assets, net	(57)	(110)
Increase (decrease) in accounts payable	(40)	63
Increase in other accrued and noncurrent liabilities	213	750
Decrease in operating lease assets and liabilities, net	(17)	(7)
Net cash flows provided by operating activities	1,846	1,978

Cash flows from investing activities
Capital expenditures	(459)	(250)
Proceeds from purchase price refund	—	32
Payment for acquired business	(3)	(6)
Purchases of investments	(10)	(40)
Settlement of net investment hedges	58	(133)
Net cash flows used for investing activities	(414)	(397)

Cash flows from financing activities
Repayments of current debt, net	(4)	(747)
Debt issuance costs	(1)	—
Repayments and redemptions of long-term debt	(10)	(4)
Net proceeds from stock-based compensation transactions	77	104
Payments to acquire treasury stock	(1,428)	(102)
Dividends paid to stockholders	(409)	(368)
Payments to noncontrolling interest holders for dividends	—	(2)
Net cash flows used for financing activities	(1,775)	(1,119)

Effect of exchange rate changes on Cash and cash equivalents	(12)	61
Net increase (decrease) in Cash and cash equivalents	(355)	523
Cash and cash equivalents at beginning of period	4,958	5,022
Cash and cash equivalents at end of period	$4,603	$5,545
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(20) million and $227 million, net of tax, during the three months ended December 31, 2021 and 2020, respectively, and $(195) million and $318 million, net of tax, during the six months ended December 31, 2021 and 2020, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange losses on foreign currency transactions of $6 million during the three months ended December 31, 2021 and $18 million and $2 million during the six months ended December 31, 2021 and 2020, respectively. The net exchange loss on foreign currency transactions during the three months ended December 31, 2020 was not material.

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

The Company’s largest customer during the three and six months ended December 31, 2021 sells products primarily in China travel retail. This customer accounted for $596 million or 11%, and $654 million, or 13%, of the Company's consolidated net sales for the three months ended December 31, 2021 and 2020, respectively, and $1,052 million, or 11%, and $1,208 million, or 14%, for the six months ended December 31, 2021 and 2020, respectively. This customer accounted for $442 million, or 21%, and $179 million, or 10%, of the Company's accounts receivable at December 31, 2021 and June 30, 2021, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	December 31 2021	June 30 2021
Raw materials	$726	$674
Work in process	299	330
Finished goods	1,317	1,213
Promotional merchandise	270	288
	$2,612	$2,505

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	December 31 2021	June 30 2021
Assets (Useful Life)
Land	$57	$55
Buildings and improvements (10 to 40 years)	497	256
Machinery and equipment (3 to 10 years)	989	920
Computer hardware and software (4 to 10 years)	1,433	1,303
Furniture and fixtures (5 to 10 years)	128	125
Leasehold improvements	2,340	2,312
Construction in progress	500	647
	5,944	5,618
Less accumulated depreciation and amortization	(3,493)	(3,338)
	$2,451	$2,280

Depreciation and amortization of property, plant and equipment was $136 million and $126 million during the three months ended December 31, 2021 and 2020, respectively, and $266 million and $251 million during the six months ended December 31, 2021 and 2020, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
Effective rate for income taxes	21.5%	14.9%	21.9%	17.6%
Basis-point change from the prior-year period	660		430

For the three and six months ended December 31, 2021, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations. Also contributing to the increase in the effective tax rate for both periods was a decrease in excess tax benefits associated with stock-based compensation arrangements.

The effective tax rate for the three and six months ended December 31, 2020 included the retroactive impact relating to fiscal 2020 and 2019 of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the GILTI tax. The impact of the final issuance of GILTI tax regulations, with respect to such prior periods, was recognized as a discrete item in the provision for income taxes in the second quarter of fiscal 2021 and resulted in 470 and 280 basis point reductions to the effective tax rates for the three and six months ended December 31, 2020, respectively.

As of December 31, 2021 and June 30, 2021, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $62 million. The total amount of unrecognized tax benefits at December 31, 2021 that, if recognized, would affect the effective tax rate was $52 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2021 in the accompanying consolidated statements of earnings was $1 million and $4 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2021 and June 30, 2021, was $15 million and $14 million, respectively. On the basis of the information available as of December 31, 2021, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2022 first quarter, the Company formally concluded the compliance process with respect to its fiscal 2020 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and six months ended December 31, 2021.

Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	December 31 2021	June 30 2021
Advertising, merchandising and sampling	$375	$294
Employee compensation	508	670
Deferred revenue	377	322
Payroll and other non-income taxes	373	359
Accrued income taxes	445	237
Sales return accrual	236	369
Other	1,140	944
	$3,454	$3,195

At December 31, 2021 and June 30, 2021, total Other noncurrent liabilities of $1,937 million and $2,037 million included $797 million and $849 million of deferred tax liabilities, respectively.

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

NOTE 2 – ACQUISITION OF BUSINESS

On May 18, 2021, the Company acquired additional shares in Deciem Beauty Group Inc. (“DECIEM”), a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen the Company’s leadership position in prestige skin care, expand its global consumer reach and complement its business in the online and specialty-multi channels. The Company originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased the Company's fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options, discussed below, approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, the Company excluded the DECIEM stock options, which resulted in an increase in the Company’s post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. The Company remeasured the previously held equity method investment to its fair value of $913 million, resulting in the recognition of a gain of $848 million. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”). As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the consolidated balance sheets at June 30, 2021. As of December 31, 2021, the accounting for the DECIEM business combination is provisional pending the finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the total consideration transferred, including immaterial measurement period adjustments as of December 31, 2021, is as follows:

(In millions)	December 31, 2021
Cash paid	$1,095
Fair value of DECIEM stock options liability	104
Fair value of net Put (Call) Option	233
Total consideration for the acquired ownership interest (approximately 47.9%)	1,432
Fair value of previously held equity method investment (approximately 30.5%)	913
Fair value of redeemable noncontrolling interest (approximately 21.6%)	648
Total consideration transferred (100%)	$2,993

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded a preliminary allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for trademarks. The preliminary allocation of the total consideration transferred, including immaterial measurement period adjustments as of December 31, 2021, has been recorded as follows:

(In millions)	December 31, 2021
Cash	$35
Accounts receivable	64
Inventory	192
Other current assets	33
Property, plant and equipment	40
Operating lease right-of-use assets	40
Intangible assets	1,917
Goodwill	1,295
Deferred income taxes	7
Total assets acquired	3,623

Accounts payable	21
Operating lease liabilities	8
Other accrued liabilities	78
Deferred income taxes	479
Long-term operating lease liabilities	44
Total liabilities assumed	630
Total consideration transferred	$2,993

The results of operations for DECIEM and acquisition-related costs were not material to the Company's consolidated statements of earnings for the three and six months ended December 31, 2021. Pro forma results of operations for the fiscal 2021 periods reflecting the acquisition of DECIEM are not presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 2 – Acquisition of Business, in May 2021 the Company increased its investment in DECIEM, which resulted in the inclusion of additional goodwill of $1,295 million, amortizable intangible assets (customer lists) of $701 million with amortization periods of 7 years to 14 years, and non-amortizable intangible assets (trademarks) of $1,216 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with sales growth in the skin care category, as well as the value associated with DECIEM's assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition will not be deductible for tax purposes. These amounts are provisional pending finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2021
Goodwill	$1,786	$1,214	$262	$355	$3,617
Accumulated impairments	(141)	(830)	(30)	—	(1,001)
	1,645	384	232	355	2,616

Goodwill measurement period adjustment	12	—	—	—	12
Translation adjustments, goodwill	(52)	—	(5)	—	(57)
Translation adjustments, accumulated impairments	1	—	—	—	1
	(39)	—	(5)	—	(44)

Balance as of December 31, 2021
Goodwill	1,746	1,214	257	355	3,572
Accumulated impairments	(140)	(830)	(30)	—	(1,000)
	$1,606	$384	$227	$355	$2,572

Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2021			June 30, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,208	$622	$1,586	$2,273	$544	$1,729
License agreements	43	43	—	43	43	—
	$2,251	$665	1,586	$2,316	$587	1,729
Non-amortizable intangible assets:
Trademarks and other			2,297			2,366
Total intangible assets			$3,883			$4,095

The aggregate amortization expense related to amortizable intangible assets was $39 million and $27 million for the three months ended December 31, 2021 and 2020, respectively, and $84 million and $52 million for the six months ended December 31, 2021 and 2020, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2022 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2022	2023	2024	2025	2026
Estimated aggregate amortization expense	$77	$155	$154	$154	$154

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

NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with the Post-COVID Business Acceleration Program for the three and six months ended December 31, 2021 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Three months ended December 31, 2021	$1	$(1)	$7	$3	$10
Six months ended December 31, 2021	$2	$(2)	$7	$5	$12

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, the Company estimates a net reduction over the duration of the PCBA Program in the range of 2,000 to 2,500 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.

PCBA Program Approvals

Total PCBA Program cumulative charges (adjustments) approved by the Company through December 31, 2021 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative through June 30, 2021	$42	$(6)	$257	$21	$314
Six months ended December 31, 2021	(19)	9	(13)	—	(23)
Cumulative through December 31, 2021	$23	$3	$244	$21	$291

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through December 31, 2021 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative through June 30, 2021	$132	$108	$13	$4	$257
Six months ended December 31, 2021	(11)	2	(3)	(1)	(13)
Cumulative through December 31, 2021	$121	$110	$10	$3	$244

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2021	$14	$2	$201	$4	$221
Six months ended December 31, 2021	2	(2)	7	5	12
Cumulative through December 31, 2021	$16	$—	$208	$9	$233

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2021	$119	$75	$6	$1	$201
Six months ended December 31, 2021	(8)	5	10	—	7
Cumulative through December 31, 2021	$111	$80	$16	$1	$208

Changes in accrued restructuring charges for the six months ended December 31, 2021 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2021	$101	$—	$—	$—	$101
Charges	(8)	5	10	—	7
Cash payments	(28)	—	(10)	—	(38)
Non-cash asset write-offs	—	(5)	—	—	(5)
Translation and other adjustments	(6)	—	—	—	(6)
Balance at December 31, 2021	$59	$—	$—	$—	$59

Accrued restructuring charges at December 31, 2021 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $31 million, $24 million and $4 million for the remainder of fiscal 2022 and for fiscal 2023 and 2024, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At December 31, 2021, the notional amount of derivatives not designated as hedging instruments was $3,656 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31 2021	June 30 2021	Balance Sheet Location	December 31 2021	June 30 2021
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$19	$12	Other accrued liabilities	$17	$20
Net investment hedges	Prepaid expenses and other current assets	49	34	Other accrued liabilities	—	—
Interest rate-related derivatives	Prepaid expenses and other current assets	6	15	Other accrued liabilities	7	—
Total Derivatives Designated as Hedging Instruments		74	61		24	20
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	16	6	Other accrued liabilities	46	36
Total derivatives		$90	$67		$70	$56

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended December 31			Three Months Ended December 31
(In millions)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(8)	$(34)	Net sales	$(2)	$(5)
Interest rate-related derivatives	—	3	Interest expense	(1)	—
	(8)	(31)		(3)	(5)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	34	(79)		—	—
Total derivatives	$26	$(110)		$(3)	$(5)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended December 31, 2021 and 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $3 million and $5 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Six Months Ended December 31			Six Months Ended December 31
(In millions)	2021	2020		2021	2020
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$7	$(65)	Net sales	$(8)	$(4)
Interest rate-related derivatives	—	3	Interest expense	(1)	(1)
	7	(62)		(9)	(5)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	70	(142)		—	—
Total derivatives	$77	$(204)		$(9)	$(5)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the six months ended December 31, 2021 and 2020, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $5 million and $10 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended December 31		Six Months Ended December 31
(In millions)		2021	2020	2021	2020
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(6)	$(3)	$(16)	$(5)

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	December 31, 2021	December 31, 2021
Current debt	$253	$3
Long-term debt	988	(4)
Total debt	$1,241	$(1)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31
	2021		2020
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$5,539	$42	$4,853	$43
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	6	Not applicable	3
Derivatives designated as hedging instruments	Not applicable	(6)	Not applicable	(3)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(1)	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(2)	Not applicable	(5)	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31
	2021		2020
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$9,931	$84	$8,415	$88
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	16	Not applicable	5
Derivatives designated as hedging instruments	Not applicable	(16)	Not applicable	(5)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(1)	Not applicable	(1)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(8)	Not applicable	(4)	Not applicable

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31		Six Months Ended December 31
(In millions)		2021	2020	2021	2020
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$(38)	$42	$(49)	$63

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of September 2023. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At December 31, 2021, the Company had cash flow hedges outstanding with a notional amount totaling $1,422 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of December 31, 2021, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2021 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $3 million. The accumulated net gain (loss) on derivative instruments in AOCI was $15 million and $(1) million as of December 31, 2021 and June 30, 2021, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of January 2022. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2021, the Company had net investment hedges outstanding with a notional amount totaling $1,419 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $90 million at December 31, 2021. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,165	$—	$—	$2,165
Foreign currency forward contracts	—	84	—	84
Interest rate-related derivatives	—	6	—	6
Total	$2,165	$90	$—	$2,255

Liabilities:
Foreign currency forward contracts	$—	$63	$—	$63
Interest rate-related derivatives	—	7	—	7
DECIEM stock options	—	—	138	138
Total	$—	$70	$138	$208

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,079	$—	$—	$2,079
Foreign currency forward contracts	—	52	—	52
Interest rate-related derivatives	—	15	—	15
Total	$2,079	$67	$—	$2,146

Liabilities:
Foreign currency forward contracts	$—	$56	$—	$56
DECIEM stock options	—	—	141	141
Total	$—	$56	$141	$197

The estimated fair values of the Company’s financial instruments are as follows:

	December 31 2021		June 30 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$4,603	$4,603	$4,958	$4,958
Current and long-term debt	5,531	6,195	5,569	6,262
DECIEM stock options	138	138	141	141

Derivatives
Foreign currency forward contracts – asset (liability), net	21	21	(4)	(4)
Interest rate-related derivatives – asset (liability), net	(1)	(1)	15	15

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

See Note 3 - Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. The acquisition date fair value was calculated using the Monte Carlo Method, which requires certain assumptions. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e., when they are settled), with an offsetting entry to compensation expense. See Note 2 – Acquisition of Business and Note 10 – Stock Programs for discussion.

NOTE 7 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $36 million and $40 million as of December 31, 2021 and June 30, 2021, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	December 31 2021
Balance at June 30, 2021	$20
Adjustment for expected credit losses	(2)
Write-offs, net & other	(1)
Balance at December 31, 2021	$17

The remaining balance of the allowance for doubtful accounts of $19 million, as of December 31, 2021, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Changes in deferred revenue during the period are as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
Deferred revenue, beginning of period	$426	$409	$371	$279
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(78)	(83)	(248)	(173)
Revenue deferred during the period	75	92	298	308
Other	(2)	2	—	6
Deferred revenue, end of period	$421	$420	$421	$420

Transaction Price Allocated to the Remaining Performance Obligations
At December 31, 2021, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $377 million. The remaining balance of deferred revenue at December 31, 2021 will be recognized beyond the next twelve months.

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
The components of net periodic benefit cost for the three months ended December 31, 2021 and 2020 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$11	$11	$8	$9	$—	$—
Interest cost	7	7	2	3	2	2
Expected return on plan assets	(13)	(13)	(3)	(3)	(1)	—
Amortization of:
Actuarial loss	3	5	1	1	1	—
Prior service cost	—	—	(1)	—	—	—
Special termination benefits	—	—	1	7	—	—
Net periodic benefit cost	$8	$10	$8	$17	$2	$2

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the six months ended December 31, 2021 and 2020 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Service cost	$23	$22	$16	$18	$1	$—
Interest cost	15	15	5	5	3	3
Expected return on plan assets	(27)	(26)	(7)	(6)	(1)	—
Amortization of:
Actuarial loss	7	10	1	2	1	—
Prior service cost	—	—	(1)	—	—	—
Special termination benefits	—	—	3	9	—	—
Net periodic benefit cost	$18	$21	$17	$28	$4	$3

During the six months ended December 31, 2021, the Company made contributions to its international pension plans totaling $11 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	December 31 2021	June 30 2021
Other assets	$150	$162
Other accrued liabilities	(28)	(28)
Other noncurrent liabilities	(427)	(432)
Funded status	(305)	(298)
Accumulated other comprehensive loss	233	242
Net amount recognized	$(72)	$(56)

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

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $113 million and $105 million for the three months ended December 31, 2021 and 2020, respectively, and was $192 million and $169 million for the six months ended December 31, 2021 and 2020, respectively.

Stock Options

During the six months ended December 31, 2021, the Company granted stock options in respect of approximately 1.1 million shares of Class A Common Stock with an exercise price per share of $344.09 and a weighted-average grant date fair value per share of $85.56. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2021 was $178 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 0.7 million shares of Class A Common Stock during the six months ended December 31, 2021 with a weighted-average grant date fair value per share of $343.71 that, at the time of grant, are scheduled to vest at 0.3 million, 0.2 million, and 0.2 million shares per year, in fiscal 2023, fiscal 2024 and fiscal 2025, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the six months ended December 31, 2021, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $344.06, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2024, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2021, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2021.
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense for the three and six months ended December 31, 2021 was not material. There were no stock options exercised during the six months ended December 31, 2021.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. As discussed in Note 2 – Acquisition of Business, DECIEM stock options, with total fair value of $295 million, were reported as part of the total consideration transferred. The DECIEM stock options are reported as a stock option liability of $138 million and $141 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at December 31, 2021 and June 30, 2021, respectively. The fair value of the stock options were calculated using the following key assumptions into the Monte Carlo Method:

	December 31, 2021	June 30, 2021	May 18, 2021
Risk-free rate	1.00%	0.50%	0.50%
Term to mid of last twelve-month period	1.92 years	2.42 years	2.54 years
Operating leverage adjustment	0.45	0.45	0.45
Net sales discount rate	3.90%	3.40%	3.30%
EBITDA discount rate	7.40%	6.90%	6.80%
EBITDA volatility	40.40%	37.70%	38.30%
Net sales volatility	18.20%	17.00%	17.20%

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2021	2020	2021	2020
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,088	$873	$1,780	$1,396

Denominator:
Weighted-average common shares outstanding – Basic	360.6	363.0	361.4	363.4
Effect of dilutive stock options	4.1	3.8	4.2	3.8
Effect of PSUs	0.2	0.2	0.2	0.2
Effect of RSUs	1.1	1.0	1.2	1.1
Weighted-average common shares outstanding – Diluted	366.0	368.0	367.0	368.5

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$3.02	$2.40	$4.93	$3.84
Diluted	$2.97	$2.37	$4.85	$3.79

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
Stock options	1.1	1.5	0.7	1.4
RSUs and PSUs	—	—	0.1	0.1

As of December 31, 2021 and 2020, 0.7 million and 0.8 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	5,450	4,913	5,335	4,790
Common stock dividends	—	—	1	1
Stock-based compensation	155	155	269	277
Paid-in capital, end of the period	5,605	5,068	5,605	5,068

Retained earnings, beginning of the period	12,864	10,480	12,244	10,134
Common stock dividends	(217)	(194)	(410)	(368)
Net earnings attributable to The Estée Lauder Companies Inc.	1,088	873	1,780	1,396
Cumulative effect of adoption of new accounting standards	—	—	121	(3)
Retained earnings, end of the period	13,735	11,159	13,735	11,159

Accumulated other comprehensive loss, beginning of the period	(625)	(594)	(470)	(665)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	(21)	211	(176)	282
Accumulated other comprehensive loss, end of the period	(646)	(383)	(646)	(383)

Treasury stock, beginning of the period	(11,614)	(10,353)	(11,058)	(10,330)
Acquisition of treasury stock	(763)	—	(1,282)	—
Stock-based compensation	(105)	(76)	(142)	(99)
Treasury stock, end of the period	(12,482)	(10,429)	(12,482)	(10,429)

Total stockholders’ equity – The Estée Lauder Companies Inc.	6,218	5,421	6,218	5,421

Noncontrolling interests, beginning of the period	34	29	34	27
Net earnings attributable to noncontrolling interests	4	4	5	6
Translation adjustments and other, net	(4)	2	(5)	2
Noncontrolling interests, end of the period	34	35	34	35
Total equity	$6,252	$5,456	$6,252	$5,456

Redeemable noncontrolling interest, beginning of the period	$842	$—	$857	$—
Net loss attributable to redeemable noncontrolling interest	(2)	—	—	—
Translation adjustments	—	—	(17)	—
Redeemable noncontrolling interest, end of the period	$840	$—	$840	$—

Cash dividends declared per common share	$.60	$.53	$1.13	$1.01

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2021:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2021	August 31, 2021	September 15, 2021	$.53
November 1, 2021	November 30, 2021	December 15, 2021	$.60

On February 2, 2022, a dividend was declared in the amount of $.60 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 15, 2022 to stockholders of record at the close of business on February 28, 2022.

Common Stock
During the six months ended December 31, 2021, the Company purchased approximately 4.3 million shares of its Class A Common Stock for $1,428 million.
During the six months ended December 31, 2021, 2.0 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2021:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2021	$(2)	$(179)		$(289)		$(470)
OCI before reclassifications	5	1	(1)	(195)	(2)	(189)
Amounts reclassified to Net earnings	7	6		—		13
Net current-period OCI	12	7		(195)		(176)
Balance at December 31, 2021	$10	$(172)		$(484)		$(646)

(1)Consists of foreign currency translation losses.
(2)See Note 5 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2021 and 2020:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$(2)	$(5)	$(8)	$(4)	Net sales
Interest rate-related derivatives	(1)	—	(1)	(1)	Interest expense
	(3)	(5)	(9)	(5)
Benefit for deferred taxes	—	1	2	1	Provision for income taxes
	(3)	(4)	(7)	(4)	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	1	—	1	—	Other components of net periodic benefit cost (1)
Amortization of actuarial loss	(5)	(6)	(9)	(12)	Other components of net periodic benefit cost (1)
	(4)	(6)	(8)	(12)
Benefit for deferred taxes	1	1	2	2	Provision for income taxes
	(3)	(5)	(6)	(10)	Net earnings

Total reclassification adjustments, net	$(6)	$(9)	$(13)	$(14)	Net earnings

(1)See Note 8 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 13 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the six months ended December 31, 2021 and 2020 is as follows:

(In millions)	2021	2020
Cash:
Cash paid during the period for interest	$80	$84
Cash paid during the period for income taxes	$317	$320

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$108	$63
Financing lease modifications	$(14)	$—
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$139	$148

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – SEGMENT DATA AND RELATED INFORMATION
Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and operating income (loss) before charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the Company's product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$3,159	$2,819	$5,608	$4,854
Makeup	1,386	1,247	2,560	2,225
Fragrance	799	618	1,408	1,024
Hair Care	180	154	328	290
Other	16	15	29	22
	5,540	4,853	9,933	8,415
Returns associated with restructuring and other activities	(1)	—	(2)	—
Net sales	$5,539	$4,853	$9,931	$8,415

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$1,082	$928	$1,799	$1,649
Makeup	130	28	221	(43)
Fragrance	210	141	341	201
Hair Care	8	4	10	7
Other	3	(1)	3	—
	1,433	1,100	2,374	1,814
Reconciliation:
Charges associated with restructuring and other activities	(15)	(37)	(21)	(46)
Interest expense	(42)	(43)	(84)	(88)
Interest income and investment income, net	10	17	14	31
Other components of net periodic benefit cost	2	(7)	1	(10)
Other income	—	—	1	—
Earnings before income taxes	$1,388	$1,030	$2,285	$1,701

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,300	$1,048	$2,494	$1,921
Europe, the Middle East & Africa	2,338	2,030	4,211	3,570
Asia/Pacific	1,902	1,775	3,228	2,924
	5,540	4,853	9,933	8,415
Returns associated with restructuring and other activities	(1)	—	(2)	—
Net sales	$5,539	$4,853	$9,931	$8,415

Operating income:
The Americas	$382	$36	$636	$101
Europe, the Middle East & Africa	620	657	1,085	1,068
Asia/Pacific	431	407	653	645
	1,433	1,100	2,374	1,814
Charges associated with restructuring and other activities	(15)	(37)	(21)	(46)
Operating income	$1,418	$1,063	$2,353	$1,768

(1) The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region.

Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and six months ended December 31, 2021 and 2020, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
NET SALES
By Product Category:
Skin Care	$3,159	$2,819	$5,608	$4,854
Makeup	1,386	1,247	2,560	2,225
Fragrance	799	618	1,408	1,024
Hair Care	180	154	328	290
Other	16	15	29	22
	5,540	4,853	9,933	8,415
Returns associated with restructuring and other activities	(1)	—	(2)	—
Net sales	$5,539	$4,853	$9,931	$8,415

By Region(1):
The Americas	$1,300	$1,048	$2,494	$1,921
Europe, the Middle East & Africa	2,338	2,030	4,211	3,570
Asia/Pacific	1,902	1,775	3,228	2,924
	5,540	4,853	9,933	8,415
Returns associated with restructuring and other activities	(1)	—	(2)	—
Net sales	$5,539	$4,853	$9,931	$8,415

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$1,082	$928	$1,799	$1,649
Makeup	130	28	221	(43)
Fragrance	210	141	341	201
Hair Care	8	4	10	7
Other	3	(1)	3	—
	1,433	1,100	2,374	1,814
Charges associated with restructuring and other activities	(15)	(37)	(21)	(46)
Operating income	$1,418	$1,063	$2,353	$1,768

By Region(1):
The Americas	$382	$36	$636	$101
Europe, the Middle East & Africa	620	657	1,085	1,068
Asia/Pacific	431	407	653	645
	1,433	1,100	2,374	1,814
Charges associated with restructuring and other activities	(15)	(37)	(21)	(46)
Operating income	$1,418	$1,063	$2,353	$1,768

(1) The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region.

Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.1	22.3	23.0	22.7
Gross profit	77.9	77.7	77.0	77.3

Operating expenses:
Selling, general and administrative	52.0	53.4	53.1	54.9
Restructuring and other charges	0.3	0.7	0.2	0.5
Goodwill impairment	—	1.1	—	0.6
Impairment of other intangible and long-lived assets	—	0.6	—	0.3
Total operating expenses	52.3	55.8	53.3	56.3

Operating income	25.6	21.9	23.7	21.0
Interest expense	0.8	0.9	0.8	1.0
Interest income and investment income, net	0.2	0.4	0.1	0.4
Other components of net periodic benefit cost	—	0.1	—	0.1
Other income	—	—	—	—

Earnings before income taxes	25.1	21.2	23.0	20.2
Provision for income taxes	(5.4)	(3.2)	(5.0)	(3.6)

Net earnings	19.7	18.1	18.0	16.7
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)
Net loss attributable to redeemable noncontrolling interest	—	—	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	19.6%	18.0%	17.9%	16.6%

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
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

COVID-19 Business Update

The COVID-19 pandemic continued to disrupt our operating environment, impacting retail traffic and consumer preferences during the three months ended December 31, 2021. The spread of the Delta and Omicron variants and resurgence of COVID-19 cases in most parts of the world led to periodic point-of-sale staffing shortages as well as government restrictions to prevent further spread of the virus. These restrictions included the intermittent closure of businesses deemed non-essential, curtailment of travel, social distancing, vaccination requirements for brick-and-mortar businesses, and quarantines.

Retail Impact

While most brick-and-mortar retail stores globally that sell our products, whether operated by us or our customers, were open during much of the second quarter of fiscal 2022, there were intermittent closures throughout the world due to safety protocols or restrictions. In much of Asia/Pacific, restrictions eased during the second quarter of fiscal 2022, although mainland China had regional lockdowns and much of Western Europe, particularly in the United Kingdom, experienced increased restrictions as the quarter progressed. In North America in late calendar year 2021, restrictions and store closures varied by location. COVID-19 cases generally eased in Latin America. Globally, in areas where stores were open, consumer traffic has not recovered to the pre-pandemic levels.

International passenger traffic remained largely curtailed globally. However, passenger traffic in Europe, the Middle East & Africa and The Americas improved, but remained significantly below pre-pandemic levels. The improvement was due to the partial lifting of government restrictions, most notably in the United Kingdom and the United States. In Asia/Pacific, increased travel restrictions remained in place during much of the quarter, and traffic in Hainan was negatively impacted by fewer visitors due to intermittent domestic travel restrictions.

During the second quarter of fiscal 2022, net sales of our products online (through our own websites, third-party platforms and websites of our retailers) continued to grow in The Americas and Asia/Pacific, benefiting from strong holiday performance and key shopping moments. The launch of a third-party online platform in mainland China also contributed to online net sales growth in Asia/Pacific. Excluding incremental online net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, online net sales declined in Europe, the Middle East & Africa reflecting early stages of a brick-and-mortar recovery.

Consumer Preferences

The COVID-19 pandemic-related closures of offices, retail stores and other businesses and the significant decline in social gatherings have influenced consumer preferences and practices. While the demand for makeup improved significantly versus the prior year, it continues to be the only category that remains below the pre-pandemic period, given fewer makeup usage occasions and ongoing mask wearing, while skin care, fragrance and hair care have all grown from pre-pandemic levels.

Supply Chain

The COVID-19 pandemic has contributed to global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays. As a result, we expect higher costs to negatively impact cost of sales and operating expenses for the remainder of fiscal 2022. We expect to mitigate some of the impact to our business and our costs through strategic price increases, product mix, timing of shipments, use of air freight and less congested ports, and cost savings in other areas.

THE ESTÉE LAUDER COMPANIES INC.
Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are well diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. This diversification allows us to leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 31-34 of our Annual Report on Form 10-K for the year ended June 30, 2021, as well as below.

During the second quarter of fiscal 2022, net sales increased 14%, reflecting early stages of a recovery and successful performance during holidays and key shopping moments in The Americas and in Europe, the Middle East & Africa as compared to a more difficult environment in the prior-year period. The net sales increase includes incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

•Our skin care net sales benefited from the recent launch of The Hydrating Infused Emulsion from La Mer, as well as continued strength in the brand’s The Treatment Lotion and Crème de la Mer moisturizer. Incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter contributed to growth, and Clinique’s hero franchises resonated well in The Americas and in Europe, the Middle East & Africa.
•The COVID-19 pandemic has generally resulted in more limited social and business activities and consumers overall wore less makeup. As restrictions lift and stores reopen in particular locations, we generally see demand for makeup products increasing. During the second quarter of fiscal 2022, net sales in makeup grew in part due to this, and was also driven by increases in Estée Lauder foundation products, as well as strong activations and expanded consumer reach from M·A·C and Too Faced. Our brands generated interest in makeup through virtual marketing efforts such as classes, virtual try on technology and greater emphasis on social media platforms.
•Our fragrance net sales rose sharply as consumers gravitated to high-end and artisanal offerings from Jo Malone London, Tom Ford Beauty, Le Labo and Kilian Paris.
•Our hair care net sales grew, reflecting increases from both Aveda and Bumble and bumble as brick-and-mortar channels reopened.

In September 2021, we announced that we are not renewing our existing license agreements for Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna when they expire in June 2023. We expect to continue to sell products under these licenses through June 30, 2022.

Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are the most attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor implementation of our strategy by market to drive consumer engagement and embrace cultural diversity. We continuously strive to strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•The increase in net sales during the fiscal 2022 second quarter was led by The Americas, primarily reflecting the reopening of brick-and-mortar stores, stronger holiday performance, targeted expanded consumer reach and incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.
•Net sales in Europe, the Middle East & Africa grew due to ongoing increases in our travel retail business, partly relating to the increase in traffic as a result of the easing of travel restrictions. In addition, brick-and-mortar retail reopened across the region, and online net sales growth, inclusive of DECIEM, continued.
•Net sales increased in Asia/Pacific, reflecting higher net sales in mainland China, Australia and several smaller markets.

THE ESTÉE LAUDER COMPANIES INC.
Outlook

The COVID-19 pandemic continues to disrupt business for us, retailers and other companies with which we do business. There have been, and are likely to continue to be, intermittent store closures and supply chain disruptions. We are mindful that these trends may continue to impact the pace of recovery. The continued curtailment in international travel is also affecting our travel retail business in most of the world, which had been historically one of our fastest growth areas. We expect to invest in areas to support the recovery, including advertising, online, research and development and supply chain, to drive growth in areas of opportunity and help nurture emerging trends in the rest of the business. In addition to impacting net sales and profitability, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets (i.e. potentially resulting in impairments).

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

We continue to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, including the imposition of tariffs; geopolitical tensions; and global security issues. For example, we continue to monitor the geopolitical tensions between the United States and China, which could have a material adverse effect on our business. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, and by executing upon our Post-COVID Business Acceleration Program. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

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

NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$5,539	$4,853	$9,931	$8,415
$ Change from prior-year period	686		1,516
% Change from prior-year period	14%		18%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	14%		17%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased for the three and six months ended December 31, 2021, driven by higher net sales from every product category and in every geographic region primarily reflecting (i) the continued progression towards brick-and-mortar and travel recovery compared to the prior-year challenges, which included widespread store closures, lower retail traffic, travel restrictions and quarantines, stemming from the COVID-19 pandemic; (ii) the continued success of hero product franchises; (iii) successful performance for holiday and key shopping moments (iv) new product launches; and (v) targeted expanded consumer reach.

For the three and six months ended December 31, 2021, reported net sales from every product category grew double digits. Skin care net sales increased in both periods, led by higher net sales from La Mer and Clinique, as well as incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. The increases in fragrance net sales primarily reflected higher net sales from Jo Malone London, Tom Ford Beauty, Le Labo and Kilian Paris. The net sales increases from Estée Lauder and M·A·C drove the increases in the makeup net sales. Hair care net sales increased in both periods, due to higher net sales from Aveda and Bumble and bumble.

For the three and six months ended December 31, 2021, reported net sales grew in every geographic region and benefited from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. Net sales increased in Europe, the Middle East & Africa in both periods, reflecting continued progression towards recovery across the region, led by our travel retail business, the United Kingdom and Russia. The increases in net sales in The Americas reflected higher net sales throughout the region. Net sales increased in mainland China in both periods, driving the growth in Asia/Pacific, however, several countries in the region continued to be negatively impacted by the spread of COVID-19 variants and resurgence in cases, which led to government restrictions that were implemented to prevent further spread of the virus.

The total net sales increases were impacted by approximately $7 million and $84 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three and six months ended December 31, 2021 of $1 million and $2 million, respectively.
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$3,159	$2,819	$5,608	$4,854
$ Change from prior-year period	340		754
% Change from prior-year period	12%		16%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	11%		14%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported skin care net sales increased for the three and six months ended December 31, 2021, reflecting higher net sales from La Mer, incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and Clinique, combined, of approximately $295 million and $610 million, respectively. Net sales from La Mer increased in both periods, led by our travel retail business and mainland China, primarily due to successful performance during holiday and key shopping moments, the continued success of hero products, such as The Treatment Lotion, Créme de la Mer and the Genaissance line of products, the current year launch of The Hydrating Infused Emulsion, and targeted expanded consumer reach. In both periods, net sales from Clinique increased, driven by our travel retail business and North America, primarily due to the continued success of existing products, such as Even Better Clinical Radical Dark Spot Corrector + Interrupter and the Take The Day Off line of products, the current-year launch of Smart Clinical Repair Wrinkle Correcting Serum and targeted expanded consumer reach.
The skin care net sales increases were impacted by approximately $25 million and $73 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.
Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$1,386	$1,247	$2,560	$2,225
$ Change from prior-year period	139		335
% Change from prior-year period	11%		15%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	12%		15%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased for the three and six months ended December 31, 2021, led by higher net sales from Estée Lauder and M·A·C, combined, of approximately $92 million and $223 million, respectively. The continued progression towards recovery in makeup, including increased usage occasions compared to the prior year, led to the increase in makeup net sales in The Americas and Europe, the Middle East & Africa in both periods. Makeup net sales in Asia/Pacific declined in both periods, as several countries in the region continued to be negatively impacted by the spread of COVID-19 variants and resurgence in cases, which led to government restrictions implemented to prevent further spread of the virus. Net sales from Estée Lauder increased in both periods, primarily driven by the continued success of existing products, such as the Double Wear and Futurist product franchises; new product launches, such as the current-year launches of Double Wear Sheer Long-Wear Foundation; successful performance during holiday and key shopping moments; new third-party online platform launch in mainland China; and the continued progression towards brick-and-mortar recovery in North America. The increase in net sales from M·A·C, in both periods, was primarily due to the continued progression towards brick-and-mortar recovery and successful performance during holiday and key shopping moments in North America and in Europe, the Middle East & Africa.

Reported makeup net sales for the six months ended December 31, 2021 also benefited from higher net sales from Tom Ford Beauty primarily due to continued strength in lip products, such as Scarlet Rouge and Equus, and the continued progression towards brick-and-mortar recovery in North America.

The makeup net sales increases were impacted by approximately $12 million of unfavorable and $5 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$799	$618	$1,408	$1,024
$ Change from prior-year period	181		384
% Change from prior-year period	29%		38%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	30%		37%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three and six months ended December 31, 2021, primarily driven by Jo Malone London, Tom Ford Beauty, Le Labo, Kilian Paris, combined, of approximately $161 million and $305 million, respectively. In both periods, fragrance net sales grew double digits in every geographic region, partially reflecting the continued progression towards brick-and-mortar and travel recovery in various parts of the world due to more store openings, increased retail traffic, and the easing of travel restrictions compared to the prior year. The increases in net sales from Jo Malone London also reflected the continued success of our hero products, such as English Pear & Freesia, successful performance during holiday and key shopping moments and continued growth of the home subcategory. Net sales increased from Tom Ford Beauty in both periods, also benefiting from successful campaigns during holiday and key shopping moments, the continued success of Private Blend fragrances, such as Oud Wood and Rose Prick, and Signature fragrances, such as the Ombre Leather line of products, and the diversification of product offerings by region. In both periods, net sales from Le Labo grew strong double digits in every geographic region, also reflecting the continued success of hero product franchises, such as Santal 33, the new product launch of Thé Matcha 26 and targeted expanded consumer reach. Net sales increased from Kilian Paris in both periods, also benefiting from the success of hero fragrances, such as Good girl gone Bad by KILIAN and Love, don't be shy, as well as current-year launches, including Apple Brandy on the Rocks.

Reported fragrance net sales for the six months ended December 31, 2021 also benefited from higher net sales from certain of our designer fragrances, primarily due to the continued progression towards brick-and-mortar and travel recovery in various parts of the world, as discussed above, and the current-year launch of Michael Kors Super Gorgeous!

The fragrance net sales increases were impacted by approximately $4 million of unfavorable and $6 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.
Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$180	$154	$328	$290
$ Change from prior-year period	26		38
% Change from prior-year period	17%		13%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	18%		13%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported hair care net sales increased for the three and six months ended December 31, 2021, reflecting higher net sales from Aveda and Bumble and bumble primarily due to the continued progression towards salon and retail store recovery in North America. Net sales from Aveda increased in both periods, also reflecting successful performance during holiday in North America and the continued success of existing product franchises, such as Invati, Nutriplenish and Botanical Repair. In both periods, the increase in net sales from Bumble and bumble also reflected the success of hero products, such as Hairdresser's Invisible Oil Primer, the current-year launches of Hairdresser's Invisible Oil Ultra Rich and Bb. Illuminated Blonde, and targeted expanded consumer reach.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$1,300	$1,048	$2,494	$1,921
$ Change from prior-year period	252		573
% Change from prior-year period	24%		30%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	24%		29%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas increased for the three and six months ended December 31, 2021 in every country and every product category, reflecting the continued progression towards brick-and-mortar and makeup recovery from the prior-year challenges that included store closures, lower retail traffic, fewer makeup usage occasions and quarantines, stemming from the COVID-19 pandemic. The net sales increases were led by higher net sales in North America of approximately $236 million and $536 million for the three and six months ended December 31, 2021, respectively, also benefiting from successful performance during holiday and key shopping moments, incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and higher net sales from many of our brands, including M·A·C, Clinique, Tom Ford Beauty, Aveda, Jo Malone London and Le Labo.

Net sales in The Americas were impacted by approximately $1 million and $7 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$2,338	$2,030	$4,211	$3,570
$ Change from prior-year period	308		641
% Change from prior-year period	15%		18%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	16%		18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales for the three and six months ended December 31, 2021 increased in Europe, the Middle East & Africa, reflecting early stages of recovery across the region, primarily due to store openings, increased retail traffic, and the easing of travel restrictions compared to the prior year, and successful performance during holiday and key shopping moments, led by our travel retail business, the United Kingdom and Russia, combined, of approximately $238 million and $497 million, respectively. Net sales increased in our travel retail business in both periods, reflecting continued strength of our brands with the Chinese consumer, the easing of travel restrictions, which drove increased traffic levels compared to the prior-year periods, and continued success of hero product franchises from La Mer, Origins, Clinique, Jo Malone London and Tom Ford Beauty. In both periods, these benefits were partially offset by lower net sales from Estée Lauder products, primarily reflecting a decrease in promotional activity and lower net sales from the Advanced Night Repair product franchise primarily due to the prior-period launch of Advanced Night Repair Synchronized Multi-Recovery Complex. Net sales in the United Kingdom and Russia increased in both periods, primarily reflecting the continued progression towards brick-and-mortar recovery, as noted above, and led by growth in the fragrance product category. The increases in net sales in the United Kingdom also reflected incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

Net sales in Europe, the Middle East & Africa were impacted by approximately $13 million of unfavorable and $2 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.
Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Net sales	$1,902	$1,775	$3,228	$2,924
$ Change from prior-year period	127		304
% Change from prior-year period	7%		10%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	6%		8%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased in Asia/Pacific for the three months ended December 31, 2021, primarily due to higher net sales in mainland China and Australia of approximately $148 million, combined. The increase in net sales in mainland China was primarily due to the continued success of hero products franchises from Estée Lauder, La Mer and Jo Malone London, reflecting continued growth in skin care and strong momentum in fragrance, successful performance during holiday and key shopping moments, new product launches, and the current-year launch on a new third-party online platform. The increase in net sales in Australia was primarily driven by recovery compared to the prior-year challenges, including the easing of restrictions and increased retail traffic, as well as incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

Partially offsetting these increases in net sales for the three months ended December 31, 2021, were lower net sales in Korea, reflecting the challenging brick-and-mortar retail environment stemming from the COVID-19 pandemic and the timing of holiday shipments compared to the prior-year period.

Reported net sales increased in Asia/Pacific for the six months ended December 31, 2021, reflecting higher net sales in mainland China and Korea of approximately $296 million, combined. Net sales in mainland China increased, as noted above. Net sales increased in Korea, despite the challenging brick-and-mortar retail environment, primarily reflecting the continued success of hero product franchises from Dr.Jart+ and Jo Malone London, continued growth in skin care and strong momentum in fragrance and double-digit growth from online net sales.

Net sales in Asia/Pacific were impacted by approximately $19 million and $75 million of favorable foreign currency translation for the three and six months ended December 31, 2021, respectively.
GROSS MARGIN
Gross margin increased to 77.9% and decreased to 77.0% for the three and six months ended December 31, 2021, respectively, as compared with 77.7% and 77.3% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2021
	Three Months Ended	Six Months Ended
Mix of business	(10)	(40)
Obsolescence charges	—	(35)
Manufacturing costs and other	(10)	(10)
Foreign exchange transactions	40	45
Subtotal	20	(40)
Charges associated with restructuring and other activities	—	10
Total	20	(30)

The increase in gross margin for the three months ended December 31, 2021 reflected a favorable transactional foreign exchange impact due to the strengthening of the United States Dollar, partially offset by an unfavorable impact from our mix of business. The unfavorable impact from our mix of business was primarily driven by lower gross margins on DECIEM products (included in the current-year period due to the acquisition of the controlling interest in the fourth quarter of fiscal 2021) combined with the change in category mix, primarily due to the increase in makeup net sales, partially offset by strategic price increases and lower costs from product sets.

The decrease in gross margin for the six months ended December 31, 2021 reflected an unfavorable impact from our mix of business, primarily due to lower gross margins on DECIEM products and higher costs from product sets, partially offset by strategic price increases. Partially offsetting the unfavorable impact from our mix of business was a favorable transactional foreign exchange impact, as noted above.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 52.3% and 53.3% for the three and six months ended December 31, 2021, respectively, as compared with 55.8% and 56.3% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2021
	Three Months Ended	Six Months Ended
General and administrative expenses	110	90
Advertising, merchandising, sampling and product development	(30)	30
Selling	110	90
Stock-based compensation	20	20
Store operating costs	—	10
Shipping	(60)	(50)
Foreign exchange transactions	(10)	(10)
Subtotal	140	180
Charges associated with restructuring and other activities	40	30
Goodwill and other intangible asset impairments	170	90
Total	350	300

The favorable changes in operating expense margin for the three and six months ended December 31, 2021, were driven by the increase in net sales, primarily due to the continued progression towards brick-and-mortar and travel recovery in various parts of the world and successful performance during holiday and key shopping moments, as discussed above. For both periods, the decrease in operating expense margin also reflected the favorable impact from selling expenses, primarily due to the shift in channel mix to online, travel retail and specialty-multi, disciplined general and administrative expense management, and the year-over-year favorable impact of goodwill and other intangible asset impairments of $81 million.

Partially offsetting the benefits to operating expense margin for the three and six months ended December 31, 2021 were higher shipping costs due to the increase in net sales volume and increased shipping rates. Further offsetting the benefits to operating expense margin for the three months ended December 31, 2021 were higher advertising and promotional activities, primarily to support strategic investments in key areas of growth (e.g., Hainan, the skin care and fragrance product categories), the continued progression towards makeup recovery, holiday and key shopping moments, and in-store and airport promotions given the increase in brick-and-mortar and airport traffic.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$1,418	$1,063	$2,353	$1,768
$ Change from prior-year period	355		585
% Change from prior-year period	33%		33%

Operating margin	25.6%	21.9%	23.7%	21.0%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, changes in fair value of contingent consideration and acquisition-related stock option expense	22%		26%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three and six months ended December 31, 2021 from the prior-year period was primarily driven by the increase in net sales, partially offset by higher cost of sales and the increase in operating expenses, discussed above.
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
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$1,082	$928	$1,799	$1,649
$ Change from prior-year period	154		150
% Change from prior-year period	17%		9%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and acquisition-related stock option expense	7%		4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported skin care operating income increased for the three and six months ended December 31, 2021, led by higher results from La Mer and Clinique, combined, of approximately $89 million and $177 million, respectively, as well as a favorable year-over-year impact of goodwill and other intangible asset impairments related to GLAMGLOW of $81 million. In both periods, the increase in operating income from La Mer reflected higher net sales, partially offset by higher advertising and promotional activities primarily to support holiday and key shopping moments and new product launches. Operating income from Clinique increased, primarily due to higher net sales in both periods and, for the six months ended December 31, 2021, partially offset by higher advertising and promotional activities primarily to support holiday and key shopping moments and new product launches.

Partially offsetting the increases in operating income for the three and six months ended December 31, 2021 were lower results from Estée Lauder and Origins, combined, of approximately $106 million and $193 million, respectively. In both periods, the decrease in operating income from Estée Lauder was primarily due to the decrease in net sales, primarily related to our travel retail business, higher advertising and promotional activities to support hero products, holiday and key shopping moments and new product launches, and the increase in cost of sales primarily due to higher costs for promotional items. Operating income decreased from Origins in both periods, reflecting lower net sales and the increase in advertising and promotional activities related to social media spending (including costs associated with influencers) and new product launches.

Reported skin care operating income for the six months ended December 31, 2021 also benefited from high results from Bobbi Brown, primarily due to the increase in net sales as a result of the continued success of existing products, such as Vitamin Enriched Face Base, and successful holiday and key shopping moments, which led to double-digit net sales growth in every geographic region.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income (loss)	$130	$28	$221	$(43)
$ Change from prior-year period	102		264
% Change from prior-year period	100+%		100+%

Reported makeup operating income increased for the three months ended December 31, 2021, primarily driven by higher results from M·A·C, Tom Ford Beauty, Too Faced, and Estée Lauder of approximately $59 million, combined. Operating income from M·A·C and Tom Ford Beauty increased, primarily due to the increase in net sales. The higher results from Too Faced primarily reflected the increase in net sales and lower advertising and promotional expense as a result of more disciplined expense management. The higher results from Estée Lauder was primarily due to the increase in net sales, partially offset by higher advertising and promotional activities relating to strategic investments to support the makeup recovery, digital advertising and social media spending, and holiday and key shopping moments.

Partially offsetting these increases in makeup operating income for the three months ended December 31, 2021, were lower results from Clinique due to higher advertising and promotional activities relating to strategic investments to support the makeup recovery and holiday and key shopping moments.

Reported makeup operating results increased for the six months ended December 31, 2021, primarily driven by higher results from Estée Lauder, M·A·C, and Tom Ford Beauty of approximately $174 million, combined. The higher results from Estée Lauder and M·A·C were primarily due to the increases in net sales, partially offset by higher advertising and promotional activities relating to strategic investments to support the makeup recovery, digital advertising and social media spending, and holiday and promotional events. Operating income from Tom Ford Beauty increased, primarily due to the increase in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$210	$141	$341	$201
$ Change from prior-year period	69		140
% Change from prior-year period	49%		70%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for changes in fair value of contingent consideration	51%		71%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating income increased for the three and six months ended December 31, 2021, primarily driven by higher results from Jo Malone London, Tom Ford Beauty, Le Labo and certain of our designer fragrances, combined, of approximately $68 million and $148 million, respectively. In both periods, the higher results from Jo Malone London primarily reflected the increase in net sales, partially offset by higher cost of sales given the growth of the home subcategory and the increase in promotional items, as well as the increase in advertising and promotional activities primarily to support holiday and key shopping moments, in-store promotions given the increase in brick-and-mortar traffic, and new product launches. Operating results from Tom Ford Beauty increased in both periods, primarily due to higher net sales, partially offset by the increase in advertising and promotional activities to support strategic investments in digital advertising and social media spending (including costs associated with influencers), hero product franchises, and new product launches; higher cost of sales due, in part, to the increase in promotional items; and higher selling expenses due to the continued progression towards brick-and-mortar recovery, including more store openings and increased retail traffic compared to the prior year. The increases in operating income from Le Labo and certain of our designer fragrances, in both periods, were primarily driven by the increases in net sales.
Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$8	$4	$10	$7
$ Change from prior-year period	4		3
% Change from prior-year period	100%		43%

Reported hair care operating income increased for the three months ended December 31, 2021, primarily due to the increase in net sales, partially offset by strategic investments to support the continued progression towards salon and retail store recovery and new product launches.

Reported hair care operating income increased for the six months ended December 31, 2021, reflecting higher operating results from Bumble and bumble, primarily driven by the increase in net sales, as previously discussed.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$382	$36	$636	$101
$ Change from prior-year period	346		535
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and acquisition-related stock option expense	100+%		100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas for the three and six months ended December 31, 2021, primarily reflecting higher operating results in the North America of approximately $344 million and $526 million, respectively, primarily due to the increases in net sales, higher intercompany royalty income primarily from growth in our travel retail business and favorable year-over-year impact of goodwill and other intangible asset impairments related to GLAMGLOW of $81 million. Partially offsetting these increases in operating income in both periods were higher advertising and promotional activities, primarily to support strategic investments in digital advertising and social media spending, holiday and key shopping moments, and in-store promotions given the increase in brick-and-mortar traffic, and increases in selling expense due to the continued progression towards brick-and-mortar and makeup recovery from the prior-year challenges, including store closures, lower retail traffic and quarantines, stemming from the COVID-19 pandemic.
Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$620	$657	$1,085	$1,068
$ Change from prior-year period	(37)		17
% Change from prior-year period	(6)%		2%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for changes in contingent consideration	(5)%		2%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income decreased in Europe, the Middle East & Africa for the three months ended December 31, 2021, primarily driven by lower results from our travel retail business and the United Kingdom of approximately $67 million, combined. Operating income decreased from our travel retail business, reflecting the (i) increase in intercompany royalty expense to The Americas primarily due to the growth of our travel retail business and (ii) higher advertising and promotional activity primarily to support strategic investments in key areas of growth (primarily Hainan, hero products and the skin care product category), as well as to capture the current-year increase in airport traffic. Also contributing to the decrease in operating income from our travel retail business was higher shipping costs due to the increase in net sales volume and shipping rates. These higher expenses were partially offset by the increase in net sales. Operating income in the United Kingdom decreased, primarily driven by higher advertising and promotional activity to support strategic investments across the brands and incremental expenses attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, partially offset by the increase in net sales. Partially offsetting these decreases in operating income were higher results from several affiliates reflecting the continued progression towards brick-and-mortar recovery, including store openings, increased retail traffic, and the easing of travel restrictions, compared to the prior year.
Reported operating income increased in Europe, the Middle East & Africa for the six months ended December 31, 2021, reflecting the continued progression towards brick-and-mortar recovery, including store openings, increased retail traffic, and the easing of travel restrictions, compared to the prior year, led by Russia. The increase in operating income in Russia was primarily due to the increase in net sales, partially offset by higher advertising and promotional activity to support strategic investments across the brands. Partially offsetting these increases in operating income was lower results from our travel retail business, reflecting the increase in intercompany royalty expense to The Americas primarily due to the growth of our travel retail business and higher advertising and promotional activity to support strategic investments in key areas of growth (primarily Hainan, hero products and the skin care product category), as well as to capture the current-year increase in airport traffic. Also contributing to the decrease in operating income from our travel retail business was higher shipping costs due to the increase in net sales volume and shipping rates. These higher expenses were partially offset by the increase in net sales.

Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2021	2020	2021	2020
As Reported:
Operating income	$431	$407	$653	$645
$ Change from prior-year period	24		8
% Change from prior-year period	6%		1%

Reported operating income increased in Asia/Pacific for the three months ended December 31. 2021, primarily driven by higher operating results in mainland China and Korea of approximately $27 million, combined. The increase in operating income in mainland China was primarily due to the increase in net sales, partially offset by higher cost of sales due, in part, to the increase in promotional items, and higher advertising and promotional activity to support strategic investments in digital advertising and social media spending, holiday and key shopping moments, hero product franchises and new product launches. Operating results increased in Korea driven by disciplined expense management, offset by the decrease in net sales.
Reported operating income increased in Asia/Pacific for the six months ended December 31. 2021, primarily due to mainland China and Korea of approximately $32 million, combined. Operating income in mainland China increased, as noted above. Operating income increased in Korea primarily driven by the increase in net sales. Partially offsetting these increases in operating income in Asia/Pacific were lower results from Japan and Thailand of approximately $25 million, combined, primarily driven by the decrease in net sales due the challenging retail environment that continues to be negatively impacted by the spread of COVID-19 variants and resurgence in cases.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2021	2020	2021	2020
Interest expense	$42	$43	$84	$88
Interest income and investment income, net	$10	$17	$14	$31
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

	Three Months Ended December 31		Six Months Ended December 31
	2021	2020	2021	2020
Effective rate for income taxes	21.5%	14.9%	21.9%	17.6%
Basis-point change from the prior-year period	660		430

For the three and six months ended December 31, 2021 and 2020, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on our foreign operations. Also contributing to the increase in the effective tax rate for both periods was a decrease in excess tax benefits associated with stock-based compensation arrangements.

The effective tax rate for the three and six months ended December 31, 2020 included the retroactive impact relating to fiscal 2020 and 2019 of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the GILTI tax. The impact of the final issuance of GILTI tax regulations, with respect to such prior periods, was recognized as a discrete item in the provision for income taxes in the second quarter of fiscal 2021 and resulted in 470 and 280 basis point reductions to the effective tax rates for the three and six months ended December 31, 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31		Six Months Ended December 31
($ in millions, except per share data)	2021	2020	2021	2020
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,088	$873	$1,780	$1,396
$ Change from prior-year period	215		384
% Change from prior-year period	25%		28%
Diluted net earnings per common share	$2.97	$2.37	$4.85	$3.79
% Change from prior-year period	25%		28%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in fair value of contingent consideration	15%		21%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; the changes in fair value of contingent consideration; acquisition-related stock option expense; and the effects of foreign currency translation.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Three Months Ended December 31		Variance	% Change	% Change in constant currency
	2021	2020
Net sales, as reported	$5,539	$4,853	$686	14%	14%
Returns associated with restructuring and other activities	1	—	1
Net sales, as adjusted	$5,540	$4,853	$687	14%	14%

Operating income, as reported	$1,418	$1,063	$355	33%	33%
Charges associated with restructuring and other activities	15	37	(22)
Goodwill and other intangible asset impairments	—	81	(81)
Changes in fair value of contingent consideration	—	(2)	2
Acquisition-related stock option expense	2	—	2
Operating income, as adjusted	$1,435	$1,179	$256	22%	21%

Diluted net earnings per common share, as reported	$2.97	$2.37	$.60	25%	25%
Charges associated with restructuring and other activities	.03	.08	(.05)
Goodwill and other intangible asset impairments	—	.17	(.17)
Changes in fair value of contingent consideration	—	(.01)	.01
Acquisition-related stock option expense	.01	—	.01
Diluted net earnings per common share, as adjusted	$3.01	$2.61	$.40	15%	15%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Six Months Ended December 31		Variance	% Change	% Change in constant currency
	2021	2020
Net sales, as reported	$9,931	$8,415	$1,516	18%	17%
Returns associated with restructuring and other activities	2	—	2
Net sales, as adjusted	$9,933	$8,415	$1,518	18%	17%

Operating income, as reported	$2,353	$1,768	$585	33%	32%
Charges associated with restructuring and other activities	21	46	(25)
Goodwill and other intangible asset impairments	—	81	(81)
Changes in fair value of contingent consideration	—	(2)	2
Acquisition-related stock option expense	2	—	2
Operating income, as adjusted	$2,376	$1,893	$483	26%	24%

Diluted net earnings per common share, as reported	$4.85	$3.79	$1.06	28%	27%
Charges associated with restructuring and other activities	.05	.09	(.04)
Goodwill and other intangible asset impairments	—	.17	(.17)
Changes in fair value of contingent consideration	—	(.01)	.01
Acquisition-related stock option expense	—	—	—
Diluted net earnings per common share, as adjusted	$4.90	$4.04	$.86	21%	20%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended December 31
($ in millions)	2021	2020	Variance
By Product Category:
Skin Care	$3,159	$2,819	$340	$(25)	$315	12%	11%
Makeup	1,386	1,247	139	12	151	11	12
Fragrance	799	618	181	4	185	29	30
Hair Care	180	154	26	1	27	17	18
Other	16	15	1	1	2	7	13
	5,540	4,853	687	(7)	680	14	14
Returns associated with restructuring and other activities	(1)	—	(1)	—	(1)
Total	$5,539	$4,853	$686	$(7)	$679	14%	14%

By Region:
The Americas	$1,300	$1,048	$252	$(1)	$251	24%	24%
Europe, the Middle East & Africa	2,338	2,030	308	13	321	15	16
Asia/Pacific	1,902	1,775	127	(19)	108	7	6
	5,540	4,853	687	(7)	680	14	14
Returns associated with restructuring and other activities	(1)	—	(1)	—	(1)
Total	$5,539	$4,853	$686	$(7)	$679	14%	14%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Six Months Ended December 31
($ in millions)	2021	2020	Variance
By Product Category:
Skin Care	$5,608	$4,854	$754	$(73)	$681	16%	14%
Makeup	2,560	2,225	335	(5)	330	15	15
Fragrance	1,408	1,024	384	(6)	378	38	37
Hair Care	328	290	38	—	38	13	13
Other	29	22	7	—	7	32	32
	9,933	8,415	1,518	(84)	1,434	18	17
Returns associated with restructuring and other activities	(2)	—	(2)	—	(2)
Total	$9,931	$8,415	$1,516	$(84)	$1,432	18%	17%

By Region:
The Americas	$2,494	$1,921	$573	$(7)	$566	30%	29%
Europe, the Middle East & Africa	4,211	3,570	641	(2)	639	18	18
Asia/Pacific	3,228	2,924	304	(75)	229	10	8
	9,933	8,415	1,518	(84)	1,434	18	17
Returns associated with restructuring and other activities	(2)	—	(2)	—	(2)
Total	$9,931	$8,415	$1,516	$(84)	$1,432	18%	17%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and changes in fair value of contingent consideration:

	As Reported			Add: Changes in Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Add: Acquisition-related stock option expense	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended December 31
($ in millions)	2021	2020	Variance
By Product Category:
Skin Care	$1,082	$928	$154	$(81)	$—	$2	$75	17%	7%
Makeup	130	28	102	—	—	—	102	100+	100+
Fragrance	210	141	69	—	2	—	71	49	51
Hair Care	8	4	4	—	—	—	4	100	100
Other	3	(1)	4	—	—	—	4	100+	100+
	1,433	1,100	333	$(81)	$2	$2	$256	30%	22%
Charges associated with restructuring and other activities	(15)	(37)	22
Total	$1,418	$1,063	$355

By Region:
The Americas	$382	$36	$346	$(81)	$—	$2	$267	100+%	100+%
Europe, the Middle East & Africa	620	657	(37)	—	2	—	(35)	(6)	(5)
Asia/Pacific	431	407	24	—	—	—	24	6	6
	1,433	1,100	333	$(81)	$2	$2	$256	30%	22%
Charges associated with restructuring and other activities	(15)	(37)	22
Total	$1,418	$1,063	$355

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Goodwill and other intangible asset impairments	Add: Changes in fair value of contingent consideration	Add: Acquisition-related stock option expense	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Six Months Ended December 31
($ in millions)	2021	2020	Variance
By Product Category:
Skin Care	$1,799	$1,649	$150	$(81)	$—	$2	$71	9%	4%
Makeup	221	(43)	264	—	—	—	264	100+	100+
Fragrance	341	201	140	—	2	—	142	70	71
Hair Care	10	7	3	—	—	—	3	43	43
Other	3	—	3	—	—	—	3	—	—
	2,374	1,814	560	$(81)	$2	$2	$483	31%	26%
Charges associated with restructuring and other activities	(21)	(46)	25
Total	$2,353	$1,768	$585

By Region:
The Americas	$636	$101	$535	$(81)	$—	$2	$456	100+%	100+%
Europe, the Middle East & Africa	1,085	1,068	17	—	2	—	19	2	2
Asia/Pacific	653	645	8	—	—	—	8	1	1
	2,374	1,814	560	$(81)	$2	$2	$483	31%	26%
Charges associated with restructuring and other activities	(21)	(46)	25
Total	$2,353	$1,768	$585

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2021, we had cash and cash equivalents of $4,603 million compared with $4,958 million at June 30, 2021. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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
The effects of inflation have not been significant to our overall operating results in recent years, however we are mindful of increasing inflationary pressures. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to sufficiently offset cost increases.

THE ESTÉE LAUDER COMPANIES INC.
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 27, 2022, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

Debt
At December 31, 2021, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (13)	$636	$—	$636
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (13)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (13)	456	—	456
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (13)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (13)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (7), (13)	596	—	596
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (8), (13)	688	—	688
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (13)	642	—	642
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (13)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (13)	496	—	496
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (12), (13)	—	253	253
Other long-term borrowings	15	—	15
Other current borrowings	—	19	19
	$5,259	$272	$5,531

(1)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $7 million.
(2)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(3)Consists of $450 million principal, net unamortized debt premium of $9 million and debt issuance costs of $3 million.
(4)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(5)Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(6)Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(7)Consists of $600 million, principal, unamortized debt discount of $4 million, debt issuance costs of $4 million and a $4 million gain to reflect the fair value of interest rate swaps.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $8 million loss to reflect the fair value of interest rate swaps.
(9)Consists of $650 million principal, unamortized debt discount of $5 million and debt issuance costs of $3 million.
(10)Consists of $500 million principal and debt issuance costs of $2 million.
(11)Consists of $500 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(12)Consists of $250 million principal and a $3 million gain to reflect the fair value of interest rate swaps.
(13)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 47% and 48% at December 31, 2021 and June 30, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Six Months Ended December 31
(In millions)	2021	2020
Net cash flows provided by operating activities	$1,846	$1,978
Net cash flows used for investing activities	$(414)	$(397)
Net cash flows used for financing activities	$(1,775)	$(1,119)

The change in net cash flows from operating activities primarily reflected the unfavorable net change in working capital as working capital needs returned to a more normalized level compared to the prior-year period, primarily in the first quarter of fiscal 2022, and we took actions to mitigate supply chain challenges. These changes were partially offset by higher earnings before taxes, excluding non-cash items.

The change in net cash flows used for investing activities primarily reflected an increase in capital expenditures, primarily driven by increased investments for a new manufacturing facility in Japan, online capabilities and information technology enhancements. Partially offsetting this increase is a favorable impact from the settlement of net investment hedges, which has a corresponding unfavorable impact that is reflected in the change in working capital noted above.

The change in net cash flows used for financing activities primarily reflected an increase relating to higher treasury stock repurchases, partially offset by the repayment of short-term debt made in the prior-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2021, see Notes to Consolidated Financial Statements, Note 12 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $228 million and $218 million as of December 31, 2021 and June 30, 2021, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $76 million and $83 million as of December 31, 2021 and June 30, 2021, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
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
(10)changes in global or local conditions, including those due to volatility in the global credit and equity markets, natural or man-made disasters, real or perceived epidemics, supply chain challenges, inflation, or increased energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers, suppliers or other contract counterparties, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the returns that we are able to generate on our pension assets and the resulting impact on funding obligations, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, including from the impacts of COVID-19, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 – Contingencies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2021	843,000	$314.99	843,000	30,270,737
November 2021	982,985	338.56	650,462	29,620,275
December 2021	775,326	351.21	775,326	28,844,949
	2,601,311	334.69	2,268,788

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to December 31, 2021 and as of January 27, 2022, we purchased approximately 0.8 million additional shares of our Class A Common Stock for $273 million pursuant to our share repurchase program.

THE ESTÉE LAUDER COMPANIES INC.
Item 6. Exhibits.

Exhibit Number	Description

10.1
$2.5 Billion Credit Facility, dated as of October 22, 2021, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2021) (SEC File No. 1-14064).*

10.2	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (SEC File No. 1-14064).†

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 is formatted in iXBRL

*Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: February 3, 2022		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)