Form 10-Q
period 2022-03-31
ESTEE LAUDER COMPANIES INC
filed 2022-05-03
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 26, 2022, 231,805,171 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2022	2021	2022	2021

Net sales	$4,245	$3,864	$14,176	$12,279
Cost of sales	994	939	3,274	2,848

Gross profit	3,251	2,925	10,902	9,431

Operating expenses
Selling, general and administrative	2,275	2,145	7,554	6,761
Restructuring and other charges	22	131	41	172
Goodwill impairment	—	—	—	54
Impairment of other intangible and long-lived assets	216	33	216	60
Total operating expenses	2,513	2,309	7,811	7,047

Operating income	738	616	3,091	2,384

Interest expense	41	43	125	131
Interest income and investment income, net	5	9	19	40
Other components of net periodic benefit cost	(1)	2	(2)	12
Other income	—	—	1	—
Earnings before income taxes	703	580	2,988	2,281

Provision for income taxes	130	122	630	421
Net earnings	573	458	2,358	1,860

Net earnings attributable to noncontrolling interests	(3)	(2)	(8)	(8)
Net earnings attributable to redeemable noncontrolling interest	(12)	—	(12)	—
Net earnings attributable to The Estée Lauder Companies Inc.	$558	$456	$2,338	$1,852

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.55	$1.25	$6.48	$5.10
Diluted	$1.53	$1.24	$6.39	$5.03

Weighted-average common shares outstanding
Basic	359.2	363.6	360.7	362.9
Diluted	363.6	369.0	365.8	368.1
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021

Net earnings	$573	$458	$2,358	$1,860

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	5	41	21	(16)
Retirement plan and other retiree benefit adjustments	4	7	12	19
Translation adjustments	28	(121)	(173)	170
Benefit (provision) for income taxes on components of other comprehensive income	(4)	(32)	(22)	6
Total other comprehensive income (loss), net of tax	33	(105)	(162)	179
Comprehensive income	606	353	2,196	2,039

Comprehensive income attributable to noncontrolling interests:
Net earnings	(3)	(2)	(8)	(8)
Translation adjustments	1	1	3	(1)
Total comprehensive income attributable to noncontrolling interests	(2)	(1)	(5)	(9)

Comprehensive income attributable to redeemable noncontrolling interest:
Net earnings	(12)	—	(12)	—
Translation adjustments	(14)	—	3	—
Total comprehensive income attributable to redeemable noncontrolling interest	(26)	—	(9)	—
Comprehensive income attributable to The Estée Lauder Companies Inc.	$578	$352	$2,182	$2,030
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31 2022	June 30 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,836	$4,958
Accounts receivable, net	2,209	1,702
Inventory and promotional merchandise	2,830	2,505
Prepaid expenses and other current assets	625	603
Total current assets	9,500	9,768

Property, plant and equipment, net	2,493	2,280

Other assets
Operating lease right-of-use assets	2,034	2,190
Goodwill	2,591	2,616
Other intangible assets, net	3,638	4,095
Other assets	1,103	1,022
Total other assets	9,366	9,923
Total assets	$21,359	$21,971

LIABILITIES AND EQUITY
Current liabilities
Current debt	$269	$32
Accounts payable	1,470	1,692
Operating lease liabilities	388	379
Other accrued liabilities	3,287	3,195
Total current liabilities	5,414	5,298

Noncurrent liabilities
Long-term debt	5,188	5,537
Long-term operating lease liabilities	1,948	2,151
Other noncurrent liabilities	1,758	2,037
Total noncurrent liabilities	8,894	9,725

Contingencies

Redeemable Noncontrolling Interest	865	857

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2022 and June 30, 2021; shares issued: 467,516,898 at March 31, 2022 and 462,633,034 at June 30, 2021; Class B shares authorized: 304,000,000 at March 31, 2022 and June 30, 2021; shares issued and outstanding: 125,542,029 at March 31, 2022 and 128,242,029 at June 30, 2021	6	6
Paid-in capital	5,746	5,335
Retained earnings	14,076	12,244
Accumulated other comprehensive loss	(626)	(470)
	19,202	17,115
Less: Treasury stock, at cost; 235,234,161 Class A shares at March 31, 2022 and 229,115,665 Class A shares at June 30, 2021	(13,052)	(11,058)
Total stockholders’ equity – The Estée Lauder Companies Inc.	6,150	6,057
Noncontrolling interests	36	34
Total equity	6,186	6,091
Total liabilities, redeemable noncontrolling interest and equity	$21,359	$21,971
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In millions)	2022	2021

Cash flows from operating activities
Net earnings	$2,358	$1,860
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	546	475
Deferred income taxes	(90)	(103)
Non-cash stock-based compensation	283	255
Net loss on disposal of property, plant and equipment	6	19
Non-cash restructuring and other charges	2	97
Pension and post-retirement benefit expense	59	75
Pension and post-retirement benefit contributions	(30)	(35)
Goodwill, other intangible and long-lived asset impairments	216	114
Changes in fair value of contingent consideration	—	(2)
Gain on previously held equity method investment	(1)	—
Other non-cash items	(4)	(17)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(548)	(506)
Decrease (increase) in inventory and promotional merchandise	(398)	13
Increase in other assets, net	(61)	(122)
Increase (decrease) in accounts payable	(199)	55
Increase (decrease) in other accrued and noncurrent liabilities	(132)	629
Decrease in operating lease assets and liabilities, net	(38)	(30)
Net cash flows provided by operating activities	1,969	2,777

Cash flows from investing activities
Capital expenditures	(658)	(386)
Proceeds from purchase price refund	—	32
Payments for acquired businesses	(3)	(8)
Purchases of investments	(10)	(40)
Settlement of net investment hedges	108	(175)
Net cash flows used for investing activities	(563)	(577)

Cash flows from financing activities
Repayments of current debt, net	(4)	(746)
Proceeds from issuance of long-term debt, net	—	596
Debt issuance costs	(1)	(4)
Repayments and redemptions of long-term debt	(16)	(6)
Net proceeds from stock-based compensation transactions	127	180
Payments to acquire treasury stock	(1,998)	(316)
Dividends paid to stockholders	(624)	(561)
Payments to noncontrolling interest holders for dividends	—	(5)
Net cash flows used for financing activities	(2,516)	(862)

Effect of exchange rate changes on Cash and cash equivalents	(12)	39
Net increase (decrease) in Cash and cash equivalents	(1,122)	1,377
Cash and cash equivalents at beginning of period	4,958	5,022
Cash and cash equivalents at end of period	$3,836	$6,399
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $13 million and $(143) million, net of tax, during the three months ended March 31, 2022 and 2021, respectively, and $(182) million and $175 million, net of tax, during the nine months ended March 31, 2022 and 2021, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $3 million and $(3) million during the three months ended March 31, 2022 and March 31, 2021, respectively, and $(15) million and $(5) million during the nine months ended March 31, 2022 and 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and seller of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to retailers in its travel retail business, department stores, specialty multi-brand retailers and perfumeries. The Company grants credit to qualified customers. As a result of the COVID-19 pandemic, the Company has enhanced its assessment of its customers' abilities to pay with a greater focus on factors affecting their liquidity and less on historical payment performance. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor the extent of the impact of the COVID-19 pandemic on its customers' abilities, individually and collectively, to make timely payments.

The Company’s largest customer during the three and nine months ended March 31, 2022 sells products primarily in China travel retail. This customer accounted for $740 million or 17%, and $690 million, or 18%, of the Company's consolidated net sales for the three months ended March 31, 2022 and 2021, respectively, and $1,792 million, or 13%, and $1,898 million, or 15%, for the nine months ended March 31, 2022 and 2021, respectively. This customer accounted for $457 million, or 20%, and $179 million, or 10%, of the Company's accounts receivable at March 31, 2022 and June 30, 2021, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	March 31, 2022	June 30, 2021
Raw materials	$778	$674
Work in process	336	330
Finished goods	1,454	1,213
Promotional merchandise	262	288
	$2,830	$2,505

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	March 31, 2022	June 30, 2021
Assets (Useful Life)
Land	$56	$55
Buildings and improvements (10 to 40 years)	496	256
Machinery and equipment (3 to 10 years)	992	920
Computer hardware and software (4 to 10 years)	1,428	1,303
Furniture and fixtures (5 to 10 years)	129	125
Leasehold improvements	2,307	2,312
Construction in progress	589	647
	5,997	5,618
Less accumulated depreciation and amortization	(3,504)	(3,338)
	$2,493	$2,280

Depreciation and amortization of property, plant and equipment was $140 million and $129 million during the three months ended March 31, 2022 and 2021, respectively, and $406 million and $380 million during the nine months ended March 31, 2022 and 2021, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases

The Company recognized $33 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings for the three and nine months ended March 31, 2021. The fiscal 2021 impairments related to other assets (i.e. rights associated with commercial operating leases), operating lease right-of-use assets and the related property, plant and equipment in certain freestanding stores primarily in Europe. The impairments were due to the negative impacts of the COVID-19 pandemic. For the three and nine months ended March 31, 2022, the Company did not recognize any long-lived asset impairments.

Income Taxes

The effective rate for income taxes for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
Effective rate for income taxes	18.5%	21.0%	21.1%	18.5%
Basis-point change from the prior-year period	(250)		260

The effective tax rate for the three and nine months ended March 31, 2021 included the retroactive impact relating to fiscal 2020 and 2019 of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the GILTI tax. The impact of the final issuance of GILTI tax regulations with respect to fiscal 2020 and 2019 was recognized as a discrete item in the provision for income taxes in the second and third quarters of fiscal 2021 and resulted in reductions of 30 basis points and 220 basis points to the effective tax rates for the three and nine months ended March 31, 2021, respectively.

For the three months ended March 31, 2022, the decrease in the effective tax rate was primarily attributable to a lower effective tax rate on the Company's foreign operations, partially offset by a decrease in excess tax benefits associated with stock-based compensation arrangements.

For the nine months ended March 31, 2022, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company’s foreign operations, which includes the retroactive impact of the final GILTI tax regulations recognized in the prior period. Also contributing to the increase was a decrease in excess tax benefits associated with stock-based compensation arrangements.

As of March 31, 2022 and June 30, 2021, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $63 million and $62 million, respectively. The total amount of unrecognized tax benefits at March 31, 2022 that, if recognized, would affect the effective tax rate was $53 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2022 in the accompanying consolidated statements of earnings was $1 million and $5 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2022 and June 30, 2021, was $15 million and $14 million, respectively. On the basis of the information available as of March 31, 2022, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2022 first quarter, the Company formally concluded the compliance process with respect to its fiscal 2020 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and nine months ended March 31, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	March 31, 2022	June 30, 2021
Advertising, merchandising and sampling	$322	$294
Employee compensation	582	670
Deferred revenue	313	322
Payroll and other non-income taxes	321	359
Accrued income taxes	299	237
Other	1,450	1,313
	$3,287	$3,195

At March 31, 2022 and June 30, 2021, total Other noncurrent liabilities of $1,758 million and $2,037 million included $744 million and $849 million of deferred tax liabilities, respectively.

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

Recently Issued Accounting Standards

Reference Rate Reform (ASC Topic 848 “ASC 848”)
In March 2020, the FASB issued authoritative guidance to provide optional relief for companies preparing for the discontinuation of interest rates such as the London Interbank Offered Rate (“LIBOR”) and applies to lease and other contracts, hedging instruments, held-to-maturity debt securities and debt arrangements that reference LIBOR or another rate that is expected to be discontinued as a result of reference rate reform.

In January 2021, the FASB issued authoritative guidance that makes amendments to the new rules on accounting for reference rate reform. The amendments clarify that for all derivative instruments affected by the changes to interest rates used for discounting, margining or contract price alignment, regardless of whether they reference LIBOR or another rate expected to be discontinued as a result of reference rate reform, an entity may apply certain practical expedients in ASC 848.

Effective for the Company – This guidance can be applied for a limited time through December 31, 2022. The guidance will no longer be available to apply after December 31, 2022.

Impact on consolidated financial statements – The Company currently has an implementation team in place that is performing a comprehensive evaluation and assessing the impact of applying this guidance, which includes assessing the impact to business processes and internal controls over financial reporting and the related disclosure requirements. For treasury related arrangements, the Company references LIBOR in its interest rate swap agreements and LIBOR is also used for purposes of discounting certain foreign currency and interest rate forward contracts. The Company is currently evaluating the potential impact of modifying treasury related arrangements and applying the relevant ASC 848 optional practical expedients, as needed. For existing lease, debt arrangements and other contracts, the Company does not expect any qualifying contract modifications related to reference rate reform and therefore does not expect that the optional guidance in ASC 848 will need to be applied through December 31, 2022. The Company will continue to monitor new contracts that could potentially be eligible for contract modification relief through December 31, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITION OF BUSINESS

On May 18, 2021, the Company acquired additional shares in Deciem Beauty Group Inc. (“DECIEM”), a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen the Company’s leadership position in prestige skin care, expand its global consumer reach and complement its business in the online and specialty-multi channels. The Company originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased the Company's fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options, discussed below, approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, the Company excluded the DECIEM stock options, which resulted in an increase in the Company’s post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. The Company remeasured the previously held equity method investment to its fair value of $913 million, resulting in the recognition of a gain of $848 million. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”). As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the consolidated balance sheets at June 30, 2021. The accounting for the DECIEM business combination was finalized as of March 31, 2022.

A summary of the total consideration transferred, including immaterial measurement period adjustments as of March 31, 2022, is as follows:

(In millions)	March 31, 2022
Cash paid	$1,095
Fair value of DECIEM stock options liability	104
Fair value of net Put (Call) Option	233
Total consideration for the acquired ownership interest (approximately 47.9%)	1,432
Fair value of previously held equity method investment (approximately 30.5%)	913
Fair value of redeemable noncontrolling interest (approximately 21.6%)	647
Total consideration transferred (100%)	$2,992

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

The acquisition-date fair value of the previously held equity method investment was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,992 million by the related effective previously held equity interest of approximately 30.5%.

The acquisition-date fair value of the redeemable noncontrolling interest includes the acquisition-date fair value of the net Put (Call) Option of $233 million. The remaining acquisition-date fair value of the redeemable noncontrolling interest of $647 million was calculated by multiplying the gross-up of the total consideration for the acquired ownership interest of $2,992 million by the related noncontrolling interest of approximately 21.6%.

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

The Company recorded a preliminary allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for trademarks. The final allocation of the total consideration transferred, including immaterial measurement period adjustments as of March 31, 2022, has been recorded as follows:

(In millions)	March 31, 2022
Cash	$35
Accounts receivable	64
Inventory	190
Other current assets	33
Property, plant and equipment	40
Operating lease right-of-use assets	40
Intangible assets	1,917
Goodwill	1,296
Deferred income taxes	8
Total assets acquired	3,623

Accounts payable	21
Operating lease liabilities	8
Other accrued liabilities	78
Deferred income taxes	479
Long-term operating lease liabilities	45
Total liabilities assumed	631
Total consideration transferred	$2,992

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The results of operations for DECIEM and acquisition-related costs were not material to the Company's consolidated statements of earnings for the three and nine months ended March 31, 2022. Pro forma results of operations for the fiscal 2021 periods reflecting the acquisition of DECIEM are not presented, as the impact on the Company’s consolidated financial results would not have been material.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

As previously discussed in Note 2 – Acquisition of Business, in May 2021 the Company increased its investment in DECIEM, which resulted in the inclusion of additional goodwill of $1,296 million, amortizable intangible assets (customer lists) of $701 million with amortization periods of 7 years to 14 years, and non-amortizable intangible assets (trademarks) of $1,216 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with sales growth in the skin care category, as well as the value associated with DECIEM's assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2021
Goodwill	$1,786	$1,214	$262	$355	$3,617
Accumulated impairments	(141)	(830)	(30)	—	(1,001)
	1,645	384	232	355	2,616

Goodwill measurement period adjustment	13	—	—	—	13
Translation adjustments, goodwill	(34)	—	(6)	—	(40)
Translation adjustments, accumulated impairments	2	—	—	—	2
	(19)	—	(6)	—	(25)

Balance as of March 31, 2022
Goodwill	1,765	1,214	256	355	3,590
Accumulated impairments	(139)	(830)	(30)	—	(999)
	$1,626	$384	$226	$355	$2,591

Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2022			June 30, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,208	$660	$1,548	$2,273	$544	$1,729
License agreements	43	43	—	43	43	—
	$2,251	$703	1,548	$2,316	$587	1,729
Non-amortizable intangible assets:
Trademarks and other			2,090			2,366
Total intangible assets			$3,638			$4,095

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate amortization expense related to amortizable intangible assets was $38 million and $25 million for the three months ended March 31, 2022 and 2021, respectively, and $122 million and $77 million for the nine months ended March 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2022 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2022	2023	2024	2025	2026
Estimated aggregate amortization expense	$39	$155	$154	$154	$154

Impairment Testing During the Nine Months Ended March 31, 2022

During the fiscal 2022 third quarter, given the lower-than-expected results from international expansion to areas that continue to be impacted by COVID-19, the Company made revisions to the internal forecasts relating to its GLAMGLOW reporting unit. The Company concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. As of March 31, 2022, the remaining carrying value of the trademark intangible asset was not recoverable and the Company recorded an impairment charge of $11 million reducing the carrying value to zero.

During the fiscal 2022 third quarter, given the lower-than-expected growth within key geographic regions and channels for Dr.Jart+ that continue to be impacted by the spread of COVID-19 variants and resurgence in cases and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the lower than expected growth in key retail channels for DECIEM, and the lower than expected results from international expansion to areas that continue to be impacted by COVID-19 for Too Faced, the Company made revisions to the internal forecasts relating to its Dr. Jart+, DECIEM and Too Faced reporting units.

The Company concluded that the changes in circumstances in the reporting units triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s, DECIEM’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of February 28, 2022. The Company concluded that the carrying amounts of the long-lived assets were recoverable. For the Dr.Jart+ reporting unit, the Company also concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge. For the Too Faced and DECIEM reporting units, as the carrying values of the trademarks did not exceed their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, the Company did not record impairment charges. As of March 31, 2022, the estimated fair values of Too Faced’s and DECIEM's trademarks exceeded their carrying values by 13% and 3%, respectively. For the Too Faced and DECIEM trademark intangible assets, if all other assumptions are held constant, an increase of 100 basis points and 50 basis points, respectively, in the weighted average cost of capital would result in an impairment charge. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+, DECIEM and Too Faced reporting units were in excess of their carrying values, the Company concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair value of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the Dr. Jart+ trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the impairment charges for the three and nine months ended March 31, 2022 and the remaining trademark and goodwill carrying values as of March 31, 2022, for each reporting unit, are as follows:

(In millions)		Impairment Charge		Carrying Value
Reporting Unit:	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
GLAMGLOW	The Americas	$11	$—	$—	$—
Dr. Jart+	Asia/Pacific	205	—	486	332
Total		$216	$—	$486	$332

The impairment charges for the three and nine months ended March 31, 2022 were reflected in the skin care product category.

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

NOTE 4 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with the Post-COVID Business Acceleration Program for the three and nine months ended March 31, 2022 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Three months ended March 31, 2022	$1	$—	$17	$1	$19
Nine months ended March 31, 2022	$3	$(2)	$24	$6	$31

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

As of March 31, 2022, the Company estimates a net reduction over the duration of the PCBA Program in the range of 2,000 to 2,500 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimates the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

The Company plans to approve specific initiatives under the PCBA Program through fiscal 2022 and expects to substantially complete those initiatives through fiscal 2023. The Company expects that the PCBA Program will result in related restructuring and other charges totaling between $400 million and $500 million, before taxes.

PCBA Program Approvals

Total PCBA Program cumulative charges (adjustments) approved by the Company through March 31, 2022 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative through June 30, 2021	$42	$(6)	$257	$21	$314
Nine months ended March 31, 2022	(19)	9	5	2	(3)
Cumulative through March 31, 2022	$23	$3	$262	$23	$311

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through March 31, 2022 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative through June 30, 2021	$132	$108	$13	$4	$257
Nine months ended March 31, 2022	3	4	(1)	(1)	5
Cumulative through March 31, 2022	$135	$112	$12	$3	$262

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

Other Charges – The Company approved other charges related to the design and implementation of approved initiatives, which are charged to Operating expenses as incurred and primarily include the following:

•Consulting and other professional services for organizational design of the future structures and processes as well as the implementation thereof;
•Temporary labor backfill;
•Costs to establish and maintain a PMO for the duration of the PCBA Program, including internal costs for employees dedicated solely to project management activities, and other PMO-related expenses incremental to the Company’s ongoing operations (e.g., rent and utilities); and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2021	$14	$2	$201	$4	$221
Nine months ended March 31, 2022	3	(2)	24	6	31
Cumulative through March 31, 2022	$17	$—	$225	$10	$252

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2021	$119	$75	$6	$1	$201
Nine months ended March 31, 2022	5	7	11	1	24
Cumulative through March 31, 2022	$124	$82	$17	$2	$225

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in accrued restructuring charges for the nine months ended March 31, 2022 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2021	$101	$—	$—	$—	$101
Charges	5	7	11	1	24
Cash payments	(39)	—	(11)	(1)	(51)
Non-cash asset write-offs	—	(7)	—	—	(7)
Translation and other adjustments	(7)	—	—	—	(7)
Balance at March 31, 2022	$60	$—	$—	$—	$60

Accrued restructuring charges at March 31, 2022 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $23 million, $30 million and $7 million for the remainder of fiscal 2022 and for fiscal 2023 and 2024, respectively.

Between April 1, 2022 and April 26, 2022, the Company approved certain initiatives under the PCBA Program within areas of Optimize Distribution Network and Optimize Select Marketing, Brand and Global Functions. These initiatives pertain primarily to asset write-offs to close an underperforming freestanding store and the optimization of where and how employees work and collaborate.

Once the relevant accounting criteria have been met, the Company expects to record restructuring and other charges of approximately $50 million (before tax) in connection with these initiatives.

The following presents the restructuring initiatives approved from April 1, 2022 to April 26, 2022 by major cost type:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Approval Period
April 1, 2022 - April 26, 2022	$—	$—	$50	$—	$50

Included in the above table, cumulative restructuring initiatives approved by the Company from April 1, 2022 to April 26, 2022 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Approval Period
April 1, 2022 - April 26, 2022	$—	$34	$16	$—	$50

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At March 31, 2022, the notional amount of derivatives not designated as hedging instruments was $3,887 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31, 2022	June 30, 2021	Balance Sheet Location	March 31, 2022	June 30, 2021
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$21	$12	Other accrued liabilities	$22	$20
Net investment hedges	Prepaid expenses and other current assets	15	34	Other accrued liabilities	—	—
Interest rate-related derivatives	Prepaid expenses and other current assets	10	15	Other accrued liabilities	71	—
Total Derivatives Designated as Hedging Instruments		46	61		93	20
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	23	6	Other accrued liabilities	25	36
Total derivatives		$69	$67		$118	$56

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(2)	$22	Net sales	$3	$(7)
Interest rate-related derivatives	10	11	Interest expense	—	(1)
	8	33		3	(8)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	17	125		—	—
Total derivatives	$25	$158		$3	$(8)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended March 31, 2022 and 2021, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $3 million and $5 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$5	$(43)	Net sales	$(5)	$(11)
Interest rate-related derivatives	10	14	Interest expense	(1)	(2)
	15	(29)		(6)	(13)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	87	(17)		—	—
Total derivatives	$102	$(46)		$(6)	$(13)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the nine months ended March 31, 2022 and 2021, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $8 million and $15 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2022	2021	2022	2021
Derivatives in Fair Value Hedging Relationships:

Interest rate swap contracts	Interest expense	$(69)	$(18)	$(85)	$(23)

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2022	March 31, 2022
Current debt	$251	$1
Long-term debt	921	(71)
Total debt	$1,172	$(70)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31
	2022		2021
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,245	$41	$3,864	$43
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	69	Not applicable	18
Derivatives designated as hedging instruments	Not applicable	(69)	Not applicable	(18)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	—	Not applicable	(1)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	3	Not applicable	(7)	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31
	2022		2021
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$14,176	$125	$12,279	$131
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	85	Not applicable	23
Derivatives designated as hedging instruments	Not applicable	(85)	Not applicable	(23)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(1)	Not applicable	(2)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	(5)	Not applicable	(11)	Not applicable

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Selling, general and administrative	$17	$(97)	$(32)	$(34)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of December 2023. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At March 31, 2022, the Company had cash flow hedges outstanding with a notional amount totaling $1,563 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of March 31, 2022, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2022 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $1 million. The accumulated net gain (loss) on derivative instruments in AOCI was $20 million and $(1) million as of March 31, 2022 and June 30, 2021, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of July 2022. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2022, the Company had net investment hedges outstanding with a notional amount totaling $1,372 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $69 million at March 31, 2022. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,019	$—	$—	$1,019
Foreign currency forward contracts	—	59	—	59
Interest rate-related derivatives	—	10	—	10
Total	$1,019	$69	$—	$1,088

Liabilities:
Foreign currency forward contracts	$—	$47	$—	$47
Interest rate-related derivatives	—	71	—	71
DECIEM stock options	—	—	74	74
Total	$—	$118	$74	$192

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,079	$—	$—	$2,079
Foreign currency forward contracts	—	52	—	52
Interest rate-related derivatives	—	15	—	15
Total	$2,079	$67	$—	$2,146

Liabilities:
Foreign currency forward contracts	$—	$56	$—	$56
DECIEM stock options	—	—	141	141
Total	$—	$56	$141	$197

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2022		June 30, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,836	$3,836	$4,958	$4,958
Current and long-term debt	5,457	5,607	5,569	6,262
DECIEM stock options	74	74	141	141

Derivatives
Foreign currency forward contracts – asset (liability), net	12	12	(4)	(4)
Interest rate-related derivatives – asset (liability), net	(61)	(61)	15	15

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for the nine months ended March 31, 2022 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Other intangible assets, net (trademarks)
GLAMGLOW	$11	March 31, 2022	$—
Dr. Jart+	205	February 28, 2022	486
Total	216		486

Total	$216		$486

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

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. The acquisition date fair value was calculated using the Monte Carlo Method, which requires certain assumptions. Significant changes in the projected future operating results would result in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have a lesser effect. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e., when they are settled), with an offsetting entry to compensation expense. See Note 2 – Acquisition of Business and Note 10 – Stock Programs for discussion.

Changes in the DECIEM stock option liability for the nine months ended March 31, 2022 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2021	$141
Changes in fair value, net of foreign currency remeasurements(1)	(58)
Translation adjustments and other, net	(9)
DECIEM stock option liability as of March 31, 2022	$74

(1)Amount includes expense attributable to graded vesting of stock options which is not material for the nine months ended March 31, 2022.

NOTE 7 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $36 million and $40 million as of March 31, 2022 and June 30, 2021, respectively. Payment terms are short-term in nature and are generally less than one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows:

(In millions)	March 31, 2022
Balance at June 30, 2021	$20
Adjustment for expected credit losses	(2)
Write-offs, net & other	(1)
Balance at March 31, 2022	$17

The remaining balance of the allowance for doubtful accounts of $19 million, as of March 31, 2022, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue
Changes in deferred revenue during the period are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
Deferred revenue, beginning of period	$421	$420	$371	$279
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(40)	(25)	(288)	(198)
Revenue deferred (released) during the period	(13)	(30)	285	278
Other	(4)	(4)	(4)	2
Deferred revenue, end of period	$364	$361	$364	$361

Transaction Price Allocated to the Remaining Performance Obligations
At March 31, 2022, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $313 million. The remaining balance of deferred revenue at March 31, 2022 will be recognized beyond the next twelve months.

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

The components of net periodic benefit cost for the three months ended March 31, 2022 and 2021 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$12	$12	$8	$9	$1	$2
Interest cost	8	8	3	2	1	1
Expected return on plan assets	(14)	(14)	(4)	(4)	—	(1)
Amortization of:
Actuarial loss	4	5	—	1	—	—
Prior service cost	—	—	—	—	—	—
Settlements	—	—	—	1	—	—
Special termination benefits	—	—	1	1	—	—
Net periodic benefit cost	$10	$11	$8	$10	$2	$2

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the nine months ended March 31, 2022 and 2021 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$35	$34	$24	$27	$2	$2
Interest cost	23	23	8	7	4	4
Expected return on plan assets	(41)	(40)	(11)	(10)	(1)	(1)
Amortization of:
Actuarial loss	11	15	1	3	1	—
Prior service cost	—	—	(1)	—	—	—
Settlements	—	—	—	1	—	—
Special termination benefits	—	—	4	10	—	—
Net periodic benefit cost	$28	$32	$25	$38	$6	$5

During the nine months ended March 31, 2022, the Company made contributions to its international pension plans totaling $17 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31, 2022	June 30, 2021
Other assets	$142	$162
Other accrued liabilities	(28)	(28)
Other noncurrent liabilities	(426)	(432)
Funded status	(312)	(298)
Accumulated other comprehensive loss	229	242
Net amount recognized	$(83)	$(56)

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

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $91 million and $86 million for the three months ended March 31, 2022 and 2021, respectively, and was $283 million and $255 million for the nine months ended March 31, 2022 and 2021, respectively.

Stock Options

During the nine months ended March 31, 2022, the Company granted stock options in respect of approximately 1.1 million shares of Class A Common Stock with an exercise price per share of $344.09 and a weighted-average grant date fair value per share of $85.56. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2022 was $248 million.

Restricted Stock Units

The Company granted RSUs in respect of approximately 0.7 million shares of Class A Common Stock during the nine months ended March 31, 2022 with a weighted-average grant date fair value per share of $340.18 that, at the time of grant, are scheduled to vest at 0.2 million, 0.2 million, and 0.3 million shares per year, in fiscal 2023, fiscal 2024 and fiscal 2025, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the nine months ended March 31, 2022, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $344.06, which will be settled in stock subject to the achievement of the Company’s net sales and diluted net earnings per common share for the three fiscal years ending June 30, 2024, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2021, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2021.
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. Due to a reduction in the fair value of the DECIEM stock options, the total stock option expense for the three and nine months ended March 31, 2022 resulted in income of $60 million and $58 million, respectively, net of foreign currency remeasurements. There were no DECIEM stock options exercised during the nine months ended March 31, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. As discussed in Note 2 – Acquisition of Business, DECIEM stock options, with total fair value of $295 million, were reported as part of the total consideration transferred. The DECIEM stock options are reported as a stock option liability of $74 million and $141 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at March 31, 2022 and June 30, 2021, respectively. The fair value of the stock options were calculated using the following key assumptions into the Monte Carlo Method:

	March 31, 2022	June 30, 2021	May 18, 2021
Risk-free rate	1.80%	0.50%	0.50%
Term to mid of last twelve-month period	1.67 years	2.42 years	2.54 years
Operating leverage adjustment	0.45	0.45	0.45
Net sales discount rate	5.00%	3.40%	3.30%
EBITDA discount rate	8.90%	6.90%	6.80%
EBITDA volatility	34.00%	37.70%	38.30%
Net sales volatility	15.30%	17.00%	17.20%

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2022	2021	2022	2021
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$558	$456	$2,338	$1,852

Denominator:
Weighted-average common shares outstanding – Basic	359.2	363.6	360.7	362.9
Effect of dilutive stock options	3.5	4.1	3.9	3.9
Effect of PSUs	0.2	0.2	0.2	0.2
Effect of RSUs	0.7	1.1	1.0	1.1
Weighted-average common shares outstanding – Diluted	363.6	369.0	365.8	368.1

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.55	$1.25	$6.48	$5.10
Diluted	$1.53	$1.24	$6.39	$5.03

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
Stock options	1.0	—	0.8	0.9
RSUs and PSUs	—	—	0.1	0.1

As of March 31, 2022 and 2021, 0.7 million and 0.9 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	5,605	5,068	5,335	4,790
Common stock dividends	2	1	3	2
Stock-based compensation	139	162	408	439
Paid-in capital, end of the period	5,746	5,231	5,746	5,231

Retained earnings, beginning of the period	13,735	11,159	12,244	10,134
Common stock dividends	(217)	(195)	(627)	(563)
Net earnings attributable to The Estée Lauder Companies Inc.	558	456	2,338	1,852
Cumulative effect of adoption of new accounting standards	—	—	121	(3)
Retained earnings, end of the period	14,076	11,420	14,076	11,420

Accumulated other comprehensive loss, beginning of the period	(646)	(383)	(470)	(665)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	20	(104)	(156)	178
Accumulated other comprehensive loss, end of the period	(626)	(487)	(626)	(487)

Treasury stock, beginning of the period	(12,482)	(10,429)	(11,058)	(10,330)
Acquisition of treasury stock	(568)	(212)	(1,850)	(212)
Stock-based compensation	(2)	(1)	(144)	(100)
Treasury stock, end of the period	(13,052)	(10,642)	(13,052)	(10,642)

Total stockholders’ equity – The Estée Lauder Companies Inc.	6,150	5,528	6,150	5,528

Noncontrolling interests, beginning of the period	34	35	34	27
Net earnings attributable to noncontrolling interests	3	2	8	8
Distribution to noncontrolling interest holders	—	(6)	—	(6)
Translation adjustments and other, net	(1)	(1)	(6)	1
Noncontrolling interests, end of the period	36	30	36	30
Total equity	$6,186	$5,558	$6,186	$5,558

Redeemable noncontrolling interest, beginning of the period	$840	$—	$857	$—
Net earnings attributable to redeemable noncontrolling interest	12	—	12	—
Translation adjustments	14	—	(3)	—
Adjustment of redeemable noncontrolling interest to redemption value	(1)	—	(1)	—
Redeemable noncontrolling interest, end of the period	$865	$—	$865	$—

Cash dividends declared per common share	$.60	$.53	$1.73	$1.54

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2022:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2021	August 31, 2021	September 15, 2021	$.53
November 1, 2021	November 30, 2021	December 15, 2021	$.60
February 2, 2022	February 28, 2022	March 15, 2022	$.60

On May 2, 2022, a dividend was declared in the amount of $.60 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on June 15, 2022 to stockholders of record at the close of business on May 31, 2022.

Common Stock
During the nine months ended March 31, 2022, the Company purchased approximately 6.2 million shares of its Class A Common Stock for $1,998 million.
During the nine months ended March 31, 2022, 2.7 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2022:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2021	$(2)	$(179)		$(289)		$(470)
OCI before reclassifications	12	1	(1)	(182)	(2)	(169)
Amounts reclassified to Net earnings	4	9		—		13
Net current-period OCI	16	10		(182)		(156)
Balance at March 31, 2022	$14	$(169)		$(471)		$(626)

(1)Consists of foreign currency translation losses.
(2)See Note 5 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2022 and 2021:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$3	$(7)	$(5)	$(11)	Net sales
Interest rate-related derivatives	—	(1)	(1)	(2)	Interest expense
	3	(8)	(6)	(13)
Benefit for deferred taxes	—	2	2	3	Provision for income taxes
	3	(6)	(4)	(10)	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	—	—	1	—	Other components of net periodic benefit cost (1)
Amortization of actuarial loss	(4)	(6)	(13)	(18)	Other components of net periodic benefit cost (1)
Settlements	—	(1)	—	(1)	Other components of net periodic benefit cost (1)
	(4)	(7)	(12)	(19)
Benefit for deferred taxes	1	3	3	5	Provision for income taxes
	(3)	(4)	(9)	(14)	Net earnings

Total reclassification adjustments, net	$—	$(10)	$(13)	$(24)	Net earnings

(1)See Note 8 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 13 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2022 and 2021 is as follows:

(In millions)	2022	2021
Cash:
Cash paid during the period for interest	$110	$108
Cash paid during the period for income taxes	$626	$435

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$110	$68
Financing lease modifications	$(13)	$—
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$179	$167

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,395	$2,259	$8,003	$7,113
Makeup	1,114	1,018	3,674	3,243
Fragrance	579	454	1,987	1,478
Hair Care	147	128	475	418
Other	11	15	40	37
	4,246	3,874	14,179	12,289
Returns associated with restructuring and other activities	(1)	(10)	(3)	(10)
Net sales	$4,245	$3,864	$14,176	$12,279

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$667	$804	$2,466	$2,453
Makeup	7	(72)	228	(115)
Fragrance	105	47	446	248
Hair Care	(18)	(17)	(8)	(10)
Other	—	(1)	3	(1)
	761	761	3,135	2,575
Reconciliation:
Charges associated with restructuring and other activities	(23)	(145)	(44)	(191)
Interest expense	(41)	(43)	(125)	(131)
Interest income and investment income, net	5	9	19	40
Other components of net periodic benefit cost	1	(2)	2	(12)
Other income	—	—	1	—
Earnings before income taxes	$703	$580	$2,988	$2,281

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,053	$916	$3,547	$2,837
Europe, the Middle East & Africa	1,990	1,706	6,201	5,276
Asia/Pacific	1,203	1,252	4,431	4,176
	4,246	3,874	14,179	12,289
Returns associated with restructuring and other activities	(1)	(10)	(3)	(10)
Net sales	$4,245	$3,864	$14,176	$12,279

Operating income:
The Americas	$408	$155	$1,044	$256
Europe, the Middle East & Africa	281	361	1,366	1,429
Asia/Pacific	72	245	725	890
	761	761	3,135	2,575
Charges associated with restructuring and other activities	(23)	(145)	(44)	(191)
Operating income	$738	$616	$3,091	$2,384

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and nine months ended March 31, 2022 and 2021, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
NET SALES
By Product Category:
Skin Care	$2,395	$2,259	$8,003	$7,113
Makeup	1,114	1,018	3,674	3,243
Fragrance	579	454	1,987	1,478
Hair Care	147	128	475	418
Other	11	15	40	37
	4,246	3,874	14,179	12,289
Returns associated with restructuring and other activities	(1)	(10)	(3)	(10)
Net sales	$4,245	$3,864	$14,176	$12,279

By Region(1):
The Americas	$1,053	$916	$3,547	$2,837
Europe, the Middle East & Africa	1,990	1,706	6,201	5,276
Asia/Pacific	1,203	1,252	4,431	4,176
	4,246	3,874	14,179	12,289
Returns associated with restructuring and other activities	(1)	(10)	(3)	(10)
Net sales	$4,245	$3,864	$14,176	$12,279

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$667	$804	$2,466	$2,453
Makeup	7	(72)	228	(115)
Fragrance	105	47	446	248
Hair Care	(18)	(17)	(8)	(10)
Other	—	(1)	3	(1)
	761	761	3,135	2,575
Charges associated with restructuring and other activities	(23)	(145)	(44)	(191)
Operating income	$738	$616	$3,091	$2,384

By Region(1):
The Americas	$408	$155	$1,044	$256
Europe, the Middle East & Africa	281	361	1,366	1,429
Asia/Pacific	72	245	725	890
	761	761	3,135	2,575
Charges associated with restructuring and other activities	(23)	(145)	(44)	(191)
Operating income	$738	$616	$3,091	$2,384

(1) The net sales from our travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region.

Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.4	24.3	23.1	23.2
Gross profit	76.6	75.7	76.9	76.8

Operating expenses:
Selling, general and administrative	53.6	55.5	53.3	55.1
Restructuring and other charges	0.5	3.4	0.3	1.4
Goodwill impairment	—	—	—	0.4
Impairment of other intangible and long-lived assets	5.1	0.9	1.5	0.5
Total operating expenses	59.2	59.8	55.1	57.4

Operating income	17.4	15.9	21.8	19.4
Interest expense	1.0	1.1	0.9	1.1
Interest income and investment income, net	0.1	0.2	0.1	0.3
Other components of net periodic benefit cost	—	0.1	—	0.1
Other income	—	—	—	—

Earnings before income taxes	16.6	15.0	21.1	18.6
Provision for income taxes	(3.1)	(3.2)	(4.4)	(3.4)

Net earnings	13.5	11.9	16.6	15.1
Net earnings attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)
Net earnings attributable to redeemable noncontrolling interest	(0.3)	—	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	13.1%	11.8%	16.5%	15.1%

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
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

COVID-19 Business Update

The COVID-19 pandemic continued to disrupt our operating environment globally, primarily impacting retail traffic, travel, supply chain, inventory levels and other logistics during the three months ended March 31, 2022. The resurgence of COVID-19 cases in many Chinese provinces led to restrictions late in the fiscal 2022 third quarter to prevent further spread of the virus. Consequently, retail traffic, travel, and distribution capabilities were temporarily curtailed. Our distribution facilities in Shanghai operated with limited capacity to fulfill brick-and-mortar and online orders beginning in mid-March 2022.

Retail Impact

While most brick-and-mortar retail stores globally that sell our products, whether operated by us or our customers, were open during much of the third quarter of fiscal 2022, there were intermittent closures, primarily in mainland China, which had regional lockdowns. Globally, in areas where stores were open, consumer traffic has not recovered to the pre-pandemic levels.

International passenger traffic remained soft globally. However, passenger traffic in Europe, the Middle East & Africa and The Americas improved, although it remained significantly below pre-pandemic levels. The improvement was due to the partial lifting of COVID-19-related restrictions. In Asia/Pacific, traffic in Hainan was negatively impacted by fewer visitors due to intermittent domestic travel restrictions.

Consumer Preferences

The continuance of COVID-19 pandemic-related closures of offices, retail stores and other businesses and the significant decline in social gatherings have influenced consumer preferences and practices. While the demand for makeup has improved significantly in areas where restrictions have been lifted, it continues to be the only category that remains below the pre-pandemic period, given fewer makeup usage occasions and ongoing mask wearing, while skin care, fragrance and hair care have all grown from pre-pandemic levels.

Supply Chain

The COVID-19 pandemic has contributed to global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays. As a result, we expect higher costs to negatively impact cost of sales and operating expenses for the remainder of fiscal 2022. We expect to mitigate some of the impact to our business and our costs through strategic price increases, product mix, timing of shipments, inventory levels, use of air freight and less congested ports, and cost savings in other areas. Toward the end of the third quarter of fiscal 2022, we began to experience challenges in logistics in China due to restrictions attributable to the COVID-19 pandemic.

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

During the third quarter of fiscal 2022, net sales increased 10%, reflecting early stages of a recovery in The Americas and in Europe, the Middle East & Africa as compared to a more difficult environment in the prior-year period. The net sales increase includes incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

•Our skin care net sales benefited from the recent launch of The Hydrating Infused Emulsion from La Mer, as well as initial shipments of the brand's The Treatment Lotion and continued strength in its Crème de la Mer moisturizer. Incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter also contributed to growth.
•The COVID-19 pandemic has generally resulted in more limited social and business activities and consumers overall wore less makeup. As restrictions lift and stores reopen in particular locations, we generally see demand for makeup products increasing. During the third quarter of fiscal 2022, net sales in makeup grew double digits in part due to this, and was also driven by strong activations, expanded consumer reach and the launch of MACStack mascara from M·A·C, increases in Estée Lauder foundation products, as well as a strong performance from Clinique. Our brands generated interest in makeup through virtual marketing efforts such as classes, virtual try-on technology and greater emphasis on social media platforms.
•Our fragrance net sales rose sharply as consumers gravitated to high-end and artisanal offerings from Jo Malone London, Tom Ford Beauty, and Le Labo.
•Our hair care net sales also grew double digits, reflecting increases from both Aveda and Bumble and bumble as brick-and-mortar channels recover, online growth continues and new products launch.

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

•The increase in net sales during the fiscal 2022 third quarter was led by Europe, the Middle East & Africa, which benefited from ongoing increases in our travel retail business, partly relating to the increase in traffic as a result of the easing of travel restrictions, which varied by location. In addition, brick-and-mortar retail reopened across the region, driving growth in department stores and freestanding retail stores.
•Net sales rose in The Americas, primarily reflecting the recovery of brick-and-mortar stores, targeted expanded consumer reach and incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.
•Net sales decreased in Asia/Pacific, reflecting tighter COVID-19 restrictions in Greater China, partially offset by a progression towards recovery across other markets in the region.

As a result of the invasion of Ukraine, we suspended all our business investments and initiatives and commercial activity in Russia and Ukraine in early March 2022. This included the temporary closure of our owned and authorized freestanding stores and our own brand sites, as well as the suspension of shipments to our retailers in Russia and Ukraine.

THE ESTÉE LAUDER COMPANIES INC.
As the safety of our employees remains a top priority, we continue to take significant steps to support our employees in Ukraine, including the continuance of compensation, maintenance of regular communication and offering relocation assistance, and continue to provide compensation and support to our employees in Russia. We are monitoring the effects of this conflict, including risks that may affect our business, and expect that we will adjust our plans accordingly as the situation progresses.

For the three and nine months ended March 31, 2022, the results of operations related to Russia and Ukraine were not material to our consolidated financial statements.

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

The invasion of Ukraine has negatively impacted our operations in both Russia and Ukraine. In fiscal 2021, our operations in Ukraine and Russia accounted for approximately 1% of consolidated net sales. In March 2022, we announced a suspension of all our business investments and initiatives and commercial activity in Russia. Future impacts on our business, including sanctions and counter-sanctions, are difficult to predict due to the high level of uncertainty as to how these developments will evolve. On a broader perspective, there could be additional negative impacts to our net sales, earnings, assets and cash flows should these matters continue or escalate; such impacts could include economic challenges in other countries because of inflationary pressures or other consequences. Please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2021, for a more complete discussion of the risks we encounter in our business and industry.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic, including the impacts on our business of the ongoing restrictions in China, will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, and by executing upon our Post-COVID Business Acceleration Program. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

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

THE ESTÉE LAUDER COMPANIES INC.
Goodwill and Other Intangible Asset Impairments

During the fiscal 2022 third quarter, given the lower-than-expected results from international expansion to areas that continue to be impacted by COVID-19, we made revisions to the internal forecasts relating to our GLAMGLOW reporting unit. We concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. As of March 31, 2022, the remaining carrying value of the trademark intangible asset was not recoverable and we recorded an impairment charge of $11 million reducing the carrying value to zero.

During the fiscal 2022 third quarter, given the lower-than-expected growth within key geographic regions and channels for Dr.Jart+ that continue to be impacted by the spread of COVID-19 variants and resurgence in cases and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the lower than expected growth in key retail channels for DECIEM, and the lower than expected results from international expansion to areas that continue to be impacted by COVID-19 for Too Faced, we made revisions to the internal forecasts relating to its Dr. Jart+, DECIEM and Too Faced reporting units.

We concluded that the changes in circumstances in the reporting units triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s, DECIEM’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of February 28, 2022. We concluded that the carrying amounts of the long-lived assets were recoverable. For the Dr.Jart+ reporting unit, we also concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge. For the Too Faced and DECIEM reporting units, as the carrying values of the trademarks did not exceed their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, we did not record impairment charges. As of March 31, 2022, the estimated fair values of Too Faced’s and DECIEM's trademarks exceeded their carrying values by 13% and 3%, respectively. For the Too Faced and DECIEM trademark intangible assets, if all other assumptions are held constant, an increase of 100 basis points and 50 basis points, respectively, in the weighted average cost of capital would result in an impairment charge. After adjusting the carrying values of the trademarks, we completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+, DECIEM and Too Faced reporting units were in excess of their carrying values, we concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair value of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the Dr. Jart+ trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

A summary of the impairment charges for the three and nine months ended March 31, 2022 and the remaining trademark and goodwill carrying values as of March 31, 2022, for each reporting unit, are as follows:

(In millions)		Impairment Charge		Carrying Value
Reporting Unit:	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
GLAMGLOW	The Americas	$11	$—	$—	$—
Dr. Jart+	Asia/Pacific	205	—	486	332
Total		$216	$—	$486	$332

THE ESTÉE LAUDER COMPANIES INC.
The impairment charges for the three and nine months ended March 31, 2022 were reflected in the skin care product category.

The fair value of the Dr. Jart+ trademark was equal to its carrying value subsequent to the impairment charge taken as of March 31, 2022. The key assumptions used to determine the estimated fair value of the reporting unit are primarily predicated on the estimated future impacts of COVID-19, the success of future new product launches, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which the reporting unit operates, resulting changes in the key assumptions could have negative impacts on the estimated fair value of the reporting unit and it is possible we could recognize additional impairment charges in the future.

NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$4,245	$3,864	$14,176	$12,279
$ Change from prior-year period	381		1,897
% Change from prior-year period	10%		15%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	11%		15%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased for the three and nine months ended March 31, 2022, driven by higher net sales from every major product category and in Europe, the Middle East & Africa and The Americas primarily reflecting (i) the continued progression towards brick-and-mortar and travel recovery compared to the prior-year challenges, which included widespread store closures, lower retail traffic, travel restrictions and quarantines, stemming from the COVID-19 pandemic; (ii) the continued success of hero product franchises; (iii) successful performance for holiday and key shopping moments (iv) new product launches; and (v) targeted expanded consumer reach.

Reported net sales in Asia/Pacific decreased and increased for the three and nine months ended March 31, 2022, respectively. For the three months ended March 31, 2022, net sales decreased due to a resurgence of COVID-19 cases across many Chinese provinces which led to restrictions to further prevent the spread of the virus. For the nine months ended March 31, 2022, net sales increased, led by mainland China and Korea.

For the three and nine months ended March 31, 2022, reported net sales increased from every major product category. Skin care net sales increased in both periods, led by La Mer and benefited from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. Fragrance net sales grew double-digits, led by Jo Malone London, Tom Ford Beauty and Le Labo. The net sales increases from Estée Lauder and M·A·C drove the increases in the makeup net sales. Hair care net sales increased in both periods, due to higher net sales from Aveda and Bumble and bumble.

For the three and nine months ended March 31, 2022, reported net sales grew double-digits in Europe, the Middle East & Africa and The Americas and benefited from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. Net sales increased in Europe, the Middle East & Africa, reflecting recovery across the region, led by our travel retail business and the United Kingdom. The increases in net sales in The Americas reflected higher net sales throughout the region.

The total net sales increases were impacted by approximately $53 million of unfavorable and $31 million of favorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three and nine months ended March 31, 2022 of $1 million and $3 million, respectively.
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$2,395	$2,259	$8,003	$7,113
$ Change from prior-year period	136		890
% Change from prior-year period	6%		13%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	7%		12%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased for the three months ended March 31, 2022, reflecting higher net sales from La Mer and incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of approximately $269 million, combined. Net sales from La Mer increased, led by our travel retail business and mainland China, primarily reflecting continued success of hero products, such as Crème de la Mer and the Genaissance de la Mer line of products, the current-year launch of The Hydrating Infused Emulsion, the fiscal 2022 third-quarter launch of the new upgraded The Treatment Lotion and targeted expanded consumer reach.
Partially offsetting the increase in skin care net sales for the three months ended March 31, 2022, were lower net sales from Estée Lauder and Origins of approximately $157 million, combined. The decreases in net sales from Estée Lauder and Origins reflected lower traffic in Asia due to the resurgence of COVID-19 cases in many Chinese provinces, which led to restrictions to prevent further spread of the virus. Net sales from Estée Lauder also declined due to lower net sales from the Advanced Night Repair product franchise primarily due to the prior-period launch of Advanced Night Repair Synchronized Multi-Recovery Complex.
Reported skin care net sales increased for the nine months ended March 31, 2022, reflecting higher net sales from La Mer and Clinique, as well as incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of approximately $869 million, combined. Net sales from La Mer increased, as discussed above. Clinique net sales increased, primarily driven by our travel retail business and North America, reflecting the continued success of existing products, such as the Take The Day Off line of products and Even Better Clinical Radical Dark Spot Corrector + Interrupter.
Partially offsetting the increase in skin care net sales for the nine months ended March 31, 2022, were lower net sales from Estée Lauder and Origins of approximately $197 million, combined, as discussed above.
The skin care net sales increases were impacted by approximately $16 million of unfavorable and $57 million of favorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,114	$1,018	$3,674	$3,243
$ Change from prior-year period	96		431
% Change from prior-year period	9%		13%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	11%		14%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased for the three months ended March 31, 2022, led by higher net sales from M·A·C, Estée Lauder and Clinique, of approximately $109 million, combined. The continued progression towards recovery in makeup, including increased usage occasions compared to the prior-year period, led to the increase in makeup net sales in The Americas and Europe, the Middle East & Africa. The increase in net sales from M·A·C was primarily driven by the continued success of hero products, such as Studio Fix, the fiscal 2022 third quarter launch of MACStack mascara and successful social media campaigns during key shopping moments. Net sales from Estée Lauder increased, primarily due to the continued success of existing products, such as the Double Wear and Futurist product franchises and new product launches, such as the current-year launches of Double Wear Sheer Long-Wear Makeup. Net sales for Clinique increased, primarily reflecting continued success from Even Better Makeup and successful performance in the lip, concealer and eye subcategories.

Reported makeup net sales increased for the nine months ended March 31, 2022, led by higher net sales from Estée Lauder and M·A·C of approximately $303 million, combined, as noted above. The net sales increase from M·A·C also benefited from the continued success of existing products, such as Ruby's Crew and Re-Think Pink in the lip subcategory and Magic Extension in the mascara subcategory, as well as the success of the fiscal 2022 third quarter launch of MACStack mascara.

The makeup net sales increases were impacted by approximately $19 million and $14 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$579	$454	$1,987	$1,478
$ Change from prior-year period	125		509
% Change from prior-year period	28%		34%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	31%		35%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales increased for the three months ended March 31, 2022, primarily driven by Jo Malone London, Tom Ford Beauty, Le Labo and Estée Lauder of approximately $107 million, combined. Fragrance net sales grew in every geographic region, reflecting continued growth in luxury fragrances, the brick-and-mortar and travel recovery in various parts of the world due to more store openings, increased retail traffic, successful performance during holiday and key shopping moments, and the easing of travel restrictions compared to the prior-year period. The increase in net sales from Jo Malone London reflected the fiscal 2022 third quarter launches of House of Roses and Mediterranean Blossoms and continued growth of the home and bath & body subcategories. Net sales increased from Tom Ford Beauty, also benefiting from the continued success of Private Blend and Signature fragrances and the fiscal 2022 third quarter product launches of Costa Azzurra parfum, Rose de Chine and Rose d'Amalfi. Net sales from Le Labo increased, also reflecting the continued success of hero product franchises, current-year product launches and targeted expanded consumer reach. The increase in net sales from Estée Lauder was primarily due to the continued success of the Beautiful Magnolia line of products.

Reported fragrance net sales increased for the nine months ended March 31, 2022, primarily driven by Jo Malone London, Tom Ford Beauty and Le Labo of approximately $378 million, combined, and grew double digits in every geographic region, as discussed above. The increases in net sales from Jo Malone London reflected the continued success of our hero products, current-year launches and continued growth of the home and bath & body subcategories. Net sales increased from Tom Ford Beauty, reflecting the continued success of Private Blend and Signature fragrances, current-year product launches and the diversification of product offerings by region. Net sales from Le Labo increased, as discussed above.

The fragrance net sales increases were impacted by approximately $14 million and $8 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$147	$128	$475	$418
$ Change from prior-year period	19		57
% Change from prior-year period	15%		14%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	17%		14%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and nine months ended March 31, 2022, reflecting higher net sales from Aveda and Bumble and bumble, combined, of approximately $18 million and $49 million, respectively, primarily due to the continued progression towards salon and retail store recovery in North America. Net sales from Aveda increased in both periods, reflecting the continued success of existing product franchises and the fiscal 2022 third quarter relaunch of Full Spectrum Semi-Permanent Treatment Hair Color. The increases in net sales from Bumble and bumble also reflected the success of hero products, the fiscal 2022 third quarter product launches of Bb. Thickening Plumping Mask and Bb. Thickening Go Big Plumping Treatment, and targeted expanded consumer reach.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,053	$916	$3,547	$2,837
$ Change from prior-year period	137		710
% Change from prior-year period	15%		25%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	14%		25%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas increased for the three and nine months ended March 31, 2022 in every country and product category, reflecting the brick-and-mortar and makeup recovery from the prior-year challenges that included store closures, lower retail traffic, fewer makeup usage occasions and quarantines, stemming from the COVID-19 pandemic. The net sales increases were led by higher net sales in North America of approximately $125 million and $658 million, respectively, also benefiting from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, higher net sales from many of our brands, led by M·A·C and Clinique, and targeted expanded consumer reach.

Net sales in The Americas were impacted by approximately $6 million and $13 million of favorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,990	$1,706	$6,201	$5,276
$ Change from prior-year period	284		925
% Change from prior-year period	17%		18%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	19%		18%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales for the three and nine months ended March 31, 2022 increased in Europe, the Middle East & Africa, reflecting continued recovery across the region, primarily due to store openings, increased retail traffic, and the easing of travel restrictions compared to the prior year, led by our travel retail business and the United Kingdom, combined, of approximately $271 million and $712 million, respectively. Despite the fiscal 2022 third quarter resurgence in COVID-19 cases in many Chinese provinces, which led to restrictions to prevent further spread of the virus and the curtailment of travel, net sales increased in our travel retail business, reflecting continued strength of our brands with the Chinese consumer, the easing of travel restrictions in Europe, the Middle East & Africa and The Americas, and continued success of hero product franchises from La Mer and Jo Malone London. These benefits were partially offset by lower net sales from Estée Lauder products, primarily reflecting lower net sales from the Advanced Night Repair product franchise primarily due to the prior-period launch of Advanced Night Repair Synchronized Multi-Recovery Complex. Net sales in the United Kingdom increased, primarily reflecting brick-and-mortar recovery, as noted above, and benefiting from the growth in makeup and fragrance. The increases in net sales in the United Kingdom also reflected incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.

THE ESTÉE LAUDER COMPANIES INC.
Net sales in Europe, the Middle East & Africa were impacted by approximately $47 million and $45 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.
Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,203	$1,252	$4,431	$4,176
$ Change from prior-year period	(49)		255
% Change from prior-year period	(4)%		6%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(3)%		5%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific for the three months ended March 31, 2022, primarily driven by lower results in mainland China and Hong Kong of approximately $54 million, combined, due to the resurgence of COVID-19 cases toward the end of the fiscal 2022 third quarter that led to restrictions to prevent further spread of the virus. These restrictions resulted in limited capacity in our Shanghai distribution facilities and the temporary curtailment of retail traffic, travel and other distribution capabilities.

Reported net sales increased in Asia/Pacific for the nine months ended March 31, 2022, reflecting higher net sales in mainland China, despite the resurgence in COVID-19 cases in many Chinese provinces toward the end of the fiscal 2022 third quarter, and Korea of approximately $257 million, combined. Net sales in mainland China increased, primarily due to the continued success of hero products franchises from Estée Lauder, La Mer and Jo Malone London, reflecting continued growth in skin care and strong momentum in fragrance, successful performance during holiday and key shopping moments, new product launches, and the current-year launch on a new third-party online platform. Net sales increased in Korea, despite the challenging brick-and-mortar retail environment, primarily reflecting the continued success of hero product franchises from Jo Malone London and strong momentum in fragrance.

Net sales in Asia/Pacific were impacted by approximately $11 million of unfavorable and $64 million of favorable foreign currency translation for the three and nine months ended March 31, 2022, respectively.
GROSS MARGIN
Gross margin increased to 76.6% and 76.9% for the three and nine months ended March 31, 2022, respectively, as compared with 75.7% and 76.8% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2022
	Three Months Ended	Nine Months Ended
Mix of business	(30)	(35)
Obsolescence charges	65	(5)
Manufacturing costs and other	(25)	(10)
Foreign exchange transactions	60	50
Subtotal	70	—
Charges associated with restructuring and other activities	20	10
Total	90	10

THE ESTÉE LAUDER COMPANIES INC.
The increase in gross margin for the three months ended March 31, 2022 reflected favorable obsolescence charges due to a higher level of destruction in the prior-year period, the favorable impact from transactional foreign exchange due to the strengthening of the U.S. Dollar and the favorable impact from under-absorption of manufacturing overhead costs in the prior-year period, partially offset by higher inbound transportation costs driven by global supply chain disruptions as discussed above and an unfavorable impact from our mix of business. The unfavorable impact from our mix of business was primarily driven by the change in category mix, primarily due to the increase in makeup and fragrance net sales, and higher costs from new skin care products, partially offset by strategic price increases.

The increase in gross margin for the nine months ended March 31, 2022 reflected a favorable transactional foreign exchange impact due to the strengthening of the U.S. Dollar, partially offset by an unfavorable impact from our mix of business. The unfavorable impact from our mix of business was primarily due to lower gross margins on DECIEM products, change in category mix primarily due to the increase in makeup and fragrance net sales and higher costs from new products and product sets, partially offset by strategic price increases.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 59.2% and 55.1% for the three and nine months ended March 31, 2022, respectively, as compared with 59.8% and 57.4% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2022
	Three Months Ended	Nine Months Ended
General and administrative expenses	90	70
Advertising, merchandising, sampling and product development	10	30
Selling	20	70
Stock-based compensation	—	10
Store operating costs	10	10
Shipping	(80)	(50)
Foreign exchange transactions	(10)	(10)
Subtotal	40	130
Charges associated with restructuring and other activities	290	110
Goodwill, other intangible and long-lived asset impairments	(420)	(60)
Acquisition-related stock compensation income	150	50
Total	60	230

The favorable change in operating expense margin for the three months ended March 31, 2022, was driven by income related to the change in fair value of acquisition-related stock options of $60 million relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter, disciplined general and administrative expense management and the increase in net sales. Partially offsetting these favorable changes were the year-over-year impact of other intangible and long-lived asset impairments of $183 million, as well as higher shipping costs due to the increase in net sales volume and increased shipping rates.

The favorable change in operating expense margin for the nine months ended March 31, 2022, was driven by the increase in net sales, disciplined general and administrative expense management, the favorable impact from selling expenses, primarily due to the shift in channel mix to online, travel retail and specialty-multi, and income related to the change in fair value of acquisition-related stock options of $58 million relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter. Partially offsetting these favorable changes in operating expense margin were the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $102 million and higher shipping costs as discussed above.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$738	$616	$3,091	$2,384
$ Change from prior-year period	122		707
% Change from prior-year period	20%		30%

Operating margin	17.4%	15.9%	21.8%	19.4%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, the change in fair value of acquisition-related stock options and changes in fair value of contingent consideration	15%		23%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three and nine months ended March 31, 2022 from the prior-year period was primarily driven by the favorable changes in operating expense margin and gross margin, discussed above, partially offset by the year-over-year impact of goodwill, other intangible and long-lived asset impairments of $183 million and $102 million, respectively.
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
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$667	$804	$2,466	$2,453
$ Change from prior-year period	(137)		13
% Change from prior-year period	(17)%		1%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill, other intangible and long-lived asset impairments and the change in fair value of acquisition-related stock options	3%		4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported skin care operating income decreased for the three months ended March 31, 2022, reflecting the current year impact of other intangible asset impairments related to Dr.Jart+ and GLAMGLOW of approximately $216 million, combined, as well as lower results from Estée Lauder. The decrease in operating income from Estée Lauder was primarily due to the decrease in net sales.

Partially offsetting the decreases in operating income for the three months ended March 31, 2022 were higher results from La Mer primarily due to the increase in net sales, as well as $58 million of income related to the change in fair value of acquisition-related stock options relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter.

Reported skin care operating income increased for the nine months ended March 31, 2022, reflecting higher results from La Mer, Bobbi Brown and Clinique of approximately $355 million, combined, and $56 million of income related to the change in fair value of acquisition-related stock options relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter. The higher results for La Mer reflected the increase in net sales, partially offset by the increase in cost of sales primarily due to higher costs for promotional items and higher advertising and promotional activities primarily to support holiday and key shopping moments and new product launches. Operating income from Clinique increased, primarily due to higher net sales, partially offset by higher advertising and promotional activities primarily to support holiday and key shopping moments and new product launches.

Partially offsetting the increases in operating income for the nine months ended March 31, 2022 were the unfavorable year-over-year impact of goodwill and other intangible asset impairments related to Dr.Jart+ and GLAMGLOW of approximately $135 million, combined, as well as lower results from Estée Lauder. The decrease in operating income from Estée Lauder was primarily due to the decrease in net sales, the increase in cost of sales primarily due to higher costs for promotional items and higher advertising and promotional activities to support hero products, holiday and key shopping moments and new product launches.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income (loss)	$7	$(72)	$228	$(115)
$ Change from prior-year period	79		343
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of long-lived asset impairments	100+%		100+

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income increased for the three months ended March 31, 2022, reflecting higher results from M·A·C, Clinique, Estée Lauder and La Mer of approximately $69 million, combined, and the favorable year-over-year impact of long-lived asset impairments of $24 million. Operating income from M·A·C increased due to the increase in net sales, partially offset by higher advertising and promotional activities to support new product launches and higher selling costs due to the brick-and-mortar recovery, including more stores being open and increased retail traffic compared to the prior year. The higher results from Clinique were primarily due to the increases in net sales, partially offset by higher selling costs due to the brick-and-mortar recovery and higher shipping costs. Operating income for Estée Lauder increased primarily due to the increase in net sales, partially offset by higher advertising and promotional activities relating to strategic investments to support the makeup recovery and digital advertising and social media spending. Operating income from La Mer increased primarily due to an increase in net sales, partially offset by higher cost of sales, due, in part to an increase in promotional items.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup operating income increased for the nine months ended March 31, 2022, primarily driven by higher results from Estée Lauder and M·A·C of approximately $179 million, combined, reflecting the increases in net sales, partially offset by higher advertising and promotional activities as discussed above.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$105	$47	$446	$248
$ Change from prior-year period	58		198
% Change from prior-year period	100+%		80%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for long-lived asset impairments and changes in fair value of contingent consideration	88%		75%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating income increased for the three and nine months ended March 31, 2022, primarily driven by higher results from Jo Malone London, Tom Ford Beauty and Le Labo, combined, of approximately $46 million and $171 million, respectively, as well as the favorable year-over-year impact of long-lived asset impairments of $9 million. In both periods, the higher results from Jo Malone London primarily reflected the increase in net sales, partially offset by higher cost of sales given the growth of the home subcategory and the increase in promotional items and the increase in selling costs resulting from the brick-and-mortar recovery. Also partially offsetting the increase in net sales from Jo Malone London for the nine months ended March 31, 2022, were higher advertising and promotional activities primarily to support in-store promotions given the increase in brick-and-mortar traffic and new product launches. Operating results from Tom Ford Beauty increased in both periods, primarily due to higher net sales, partially offset by higher cost of sales due, in part, to the increase in promotional items and the increase in advertising and promotional activities to support strategic investments in digital advertising and social media spending (including costs associated with influencers), hero product franchises, and new product launches. The increases in operating income from Le Labo, in both periods, was primarily driven by the increase in net sales.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating loss	$(18)	$(17)	$(8)	$(10)
$ Change from prior-year period	(1)		2
% Change from prior-year period	(6)%		20%

Reported hair care operating income decreased for the three months ended March 31, 2022, primarily driven by increased operating expenses to support the salon and retail story recovery, partially offset by increases in operating results from Bumble and bumble and Aveda, primarily due to the increases in net sales.

Reported hair care operating income increased for the nine months ended March 31, 2022, primarily driven by higher results from Bumble and bumble, primarily due to the increase in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$408	$155	$1,044	$256
$ Change from prior-year period	253		788
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and the change in fair value of acquisition-related stock options	100+%		100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas for the three months ended March 31, 2022, primarily reflecting higher operating results from North America of approximately $251 million, primarily due to the increase in net sales, higher intercompany royalty income primarily from growth in our travel retail business and $60 million of income related to the change in fair value of acquisition-related stock options relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter, partially offset by an unfavorable year-over-year impact of other intangible asset impairments relating to GLAMGLOW of $11 million.

Reported operating results increased in The Americas for the nine months ended March 31, 2022, primarily reflecting higher operating results from North America of approximately $776 million, primarily due to the increase in net sales, higher intercompany royalty income primarily from growth in our travel retail business, favorable year-over-year impact of goodwill and other intangible asset impairments relating to GLAMGLOW of $70 million and $58 million of acquisition-related stock option income relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter. Partially offsetting these increases in operating income were higher advertising and promotional activities, primarily to support strategic investments in digital advertising and social media spending and in-store promotions given the increase in brick-and-mortar traffic, and increases in selling expense due to the brick-and-mortar and makeup recovery compared to the prior-year.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$281	$361	$1,366	$1,429
$ Change from prior-year period	(80)		(63)
% Change from prior-year period	(22)%		(4)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for long-lived asset impairments and changes in contingent consideration	(29)%		(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income decreased in Europe, the Middle East & Africa for the three and nine months ended March 31, 2022, primarily driven by lower results from our travel retail business and the United Kingdom, combined, of approximately $121 million and $162 million, respectively. In both periods, operating income decreased in our travel retail business reflecting the (i) increase in intercompany royalty expense to The Americas primarily due to the growth of our travel retail business and (ii) higher shipping costs due to the increase in net sales volume and shipping rates. Also contributing to the decrease in operating income from our travel retail business was higher advertising and promotional activity primarily to support strategic investments in key areas of growth (primarily hero products and the skin care product category), as well as to capture the current-year increase in airport traffic. These higher expenses were partially offset by the increase in net sales. Operating income decreased in the United Kingdom in both periods, led by higher selling and store operations costs as more brick-and-mortar locations were open compared to the prior-year, partially offset by an increase in net sales.
Partially offsetting these decreases in operating income for the three and nine months ended March 31, 2022 were higher results from several affiliates across the region, reflecting the brick-and-mortar recovery, compared to the prior-year periods.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$72	$245	$725	$890
$ Change from prior-year period	(173)		(165)
% Change from prior-year period	(71)%		(19)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for other intangible asset impairments	13%		4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 58 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income decreased in Asia/Pacific for the three and nine months ended December 31. 2021, reflecting the current year other intangible asset impairment relating to Dr. Jart+ of $205 million, partially offset by increases in operating results from other affiliates across the region due to the progression towards recovery.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2022	2021	2022	2021
Interest expense	$41	$43	$125	$131
Interest income and investment income, net	$5	$9	$19	$40
Interest income and investment income, net decreased primarily due to equity method investment income recognized in the prior-year period relating to our previously held equity method investment in DECIEM.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2022	2021	2022	2021
Effective rate for income taxes	18.5%	21.0%	21.1%	18.5%
Basis-point change from the prior-year period	(250)		260

The effective tax rate for the three and nine months ended March 31, 2021 included the retroactive impact relating to fiscal 2020 and 2019 of the U.S. government issuance of final global intangible low-taxed income (“GILTI”) tax regulations in July 2020 under the Tax Cuts and Jobs Act that provide for a high-tax exception to the GILTI tax. The impact of the final issuance of GILTI tax regulations with respect to fiscal 2020 and 2019 was recognized as a discrete item in the provision for income taxes in the second and third quarters of fiscal 2021 and resulted in reductions of 30 basis points and 220 basis points to the effective tax rates for the three and nine months ended March 31, 2021, respectively.

For the three months ended March 31, 2022, the decrease in the effective tax rate was primarily attributable to a lower effective tax rate on the Company's foreign operations, partially offset by a decrease in excess tax benefits associated with stock-based compensation arrangements.

For the nine months ended March 31, 2022, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company’s foreign operations, which includes the retroactive impact of the final GILTI tax regulations recognized in the prior period. Also contributing to the increase was a decrease in excess tax benefits associated with stock-based compensation arrangements.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2022	2021	2022	2021
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$558	$456	$2,338	$1,852
$ Change from prior-year period	102		486
% Change from prior-year period	22%		26%
Diluted net earnings per common share	$1.53	$1.24	$6.39	$5.03
% Change from prior-year period	24%		27%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, the change in fair value of acquisition-related stock options and changes in fair value of contingent consideration	17%		20%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill, other intangible and long-lived asset impairments; the changes in fair value of contingent consideration; the change in fair value of acquisition-related stock options; and the effects of foreign currency translation.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended March 31		Variance	% Change	% Change in constant currency
	2022	2021
Net sales, as reported	$4,245	$3,864	$381	10%	11%
Returns associated with restructuring and other activities	1	10	(9)
Net sales, as adjusted	$4,246	$3,874	$372	10%	11%

Operating income, as reported	$738	$616	$122	20%	18%
Charges associated with restructuring and other activities	23	145	(122)
Other intangible and long-lived asset impairments	216	33	183
Change in fair value of acquisition-related stock options	(60)	—	(60)
Operating income, as adjusted	$917	$794	$123	15%	16%

Diluted net earnings per common share, as reported	$1.53	$1.24	$.29	24%	22%
Charges associated with restructuring and other activities	.05	.31	(.26)
Other intangible and long-lived asset impairments	.45	.07	.38
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.13)	—	(.13)
Diluted net earnings per common share, as adjusted	$1.90	$1.62	$.28	17%	18%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31		Variance	% Change	% Change in constant currency
	2022	2021
Net sales, as reported	$14,176	$12,279	$1,897	15%	15%
Returns associated with restructuring and other activities	3	10	(7)
Net sales, as adjusted	$14,179	$12,289	$1,890	15%	15%

Operating income, as reported	$3,091	$2,384	$707	30%	28%
Charges associated with restructuring and other activities	44	191	(147)
Goodwill, other intangible and long-lived asset impairments	216	114	102
Changes in fair value of contingent consideration	—	(2)	2
Change in fair value of acquisition-related stock options	(58)	—	(58)
Operating income, as adjusted	$3,293	$2,687	$606	23%	22%

Diluted net earnings per common share, as reported	$6.39	$5.03	$1.36	27%	25%
Charges associated with restructuring and other activities	.09	.41	(.32)
Goodwill, other intangible and long-lived asset impairments	.45	.25	.20
Changes in fair value of contingent consideration	—	(.01)	.01
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.13)	—	(.13)
Diluted net earnings per common share, as adjusted	$6.80	$5.68	$1.12	20%	19%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended March 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$2,395	$2,259	$136	$16	$152	6%	7%
Makeup	1,114	1,018	96	19	115	9	11
Fragrance	579	454	125	14	139	28	31
Hair Care	147	128	19	3	22	15	17
Other	11	15	(4)	—	(4)	(27)	(27)
	4,246	3,874	372	52	424	10	11
Returns associated with restructuring and other activities	(1)	(10)	9	(1)	8
Total	$4,245	$3,864	$381	$51	$432	10%	11%

By Region:
The Americas	$1,053	$916	$137	$(6)	$131	15%	14%
Europe, the Middle East & Africa	1,990	1,706	284	47	331	17	19
Asia/Pacific	1,203	1,252	(49)	11	(38)	(4)	(3)
	4,246	3,874	372	52	424	10	11
Returns associated with restructuring and other activities	(1)	(10)	9	(1)	8
Total	$4,245	$3,864	$381	$51	$432	10%	11%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Nine Months Ended March 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$8,003	$7,113	$890	$(57)	$833	13%	12%
Makeup	3,674	3,243	431	14	445	13	14
Fragrance	1,987	1,478	509	8	517	34	35
Hair Care	475	418	57	3	60	14	14
Other	40	37	3	—	3	8	8
	14,179	12,289	1,890	(32)	1,858	15	15
Returns associated with restructuring and other activities	(3)	(10)	7	(1)	6
Total	$14,176	$12,279	$1,897	$(33)	$1,864	15%	15%

By Region:
The Americas	$3,547	$2,837	$710	$(13)	$697	25%	25%
Europe, the Middle East & Africa	6,201	5,276	925	45	970	18	18
Asia/Pacific	4,431	4,176	255	(64)	191	6	5
	14,179	12,289	1,890	(32)	1,858	15	15
Returns associated with restructuring and other activities	(3)	(10)	7	(1)	6
Total	$14,176	$12,279	$1,897	$(33)	$1,864	15%	15%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill, other intangible and long-lived asset impairments and changes in fair value of contingent consideration:

	As Reported			Add: Changes in Other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended March 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$667	$804	$(137)	$216	$—	$(58)	$21	(17)%	3%
Makeup	7	(72)	79	(24)	—	(2)	53	100+	100+
Fragrance	105	47	58	(9)	—	—	49	100+	88
Hair Care	(18)	(17)	(1)	—	—	—	(1)	(6)	(6)
Other	—	(1)	1	—	—	—	1	100+	100
	761	761	—	$183	$—	$(60)	$123	—%	15%
Charges associated with restructuring and other activities	(23)	(145)	122
Total	$738	$616	$122

By Region:
The Americas	$408	$155	$253	$11	—	$(60)	$204	100+%	100+%
Europe, the Middle East & Africa	281	361	(80)	(33)	—	—	(113)	(22)	(29)
Asia/Pacific	72	245	(173)	205	—	—	32	(71)	13
	761	761	—	$183	$—	$(60)	$123	—%	15%
Charges associated with restructuring and other activities	(23)	(145)	122
Total	$738	$616	$122

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Nine Months Ended March 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$2,466	$2,453	$13	$135		$(56)	$92	1%	4%
Makeup	228	(115)	343	(24)	—	(2)	317	100+	100+
Fragrance	446	248	198	(9)	2	—	191	80	75
Hair Care	(8)	(10)	2	—	—	—	2	20	20
Other	3	(1)	4	—	—	—	4	100+	100+
	3,135	2,575	560	$102	$2	$(58)	$606	22%	23%
Charges associated with restructuring and other activities	(44)	(191)	147
Total	$3,091	$2,384	$707

By Region:
The Americas	$1,044	$256	$788	$(70)	$—	$(58)	$660	100+%	100+%
Europe, the Middle East & Africa	1,366	1,429	(63)	(33)	2	—	(94)	(4)	(6)
Asia/Pacific	725	890	(165)	205	—	—	40	(19)	4
	3,135	2,575	560	$102	$2	$(58)	$606	22%	23%
Charges associated with restructuring and other activities	(44)	(191)	147
Total	$3,091	$2,384	$707

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2022, we had cash and cash equivalents of $3,836 million compared with $4,958 million at June 30, 2021. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 26, 2022, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

Debt
At March 31, 2022, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (13)	$636	$—	$636
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (13)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (13)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (13)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (13)	294	—	294
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (7), (13)	574	—	574
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (8), (13)	643	—	643
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (13)	642	—	642
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (13)	498	—	498
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (13)	497	—	497
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”) (12), (13)	—	251	251
Other long-term borrowings	11	—	11
Other current borrowings	—	18	18
	$5,188	$269	$5,457

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
(7)Consists of $600 million, principal, unamortized debt discount of $4 million, debt issuance costs of $4 million and a $18 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $53 million loss to reflect the fair value of interest rate swaps.
(9)Consists of $650 million principal, unamortized debt discount of $5 million and debt issuance costs of $3 million.
(10)Consists of $500 million principal and debt issuance costs of $2 million.
(11)Consists of $500 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(12)Consists of $250 million principal and a $1 million gain to reflect the fair value of interest rate swaps.
(13)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization (excluding noncontrolling interests) was 47% and 48% at March 31, 2022 and June 30, 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Nine Months Ended March 31
(In millions)	2022	2021
Net cash flows provided by operating activities	$1,969	$2,777
Net cash flows used for investing activities	$(563)	$(577)
Net cash flows used for financing activities	$(2,516)	$(862)

The change in net cash flows from operating activities primarily reflected higher working capital needs to support growth compared to the prior-year period and actions taken to mitigate global supply chain challenges, as well as higher cash paid for taxes. These changes were partially offset by higher earnings before taxes, excluding non-cash items.

The change in net cash flows used for investing activities primarily reflected an increase in capital expenditures, primarily driven by increased investments for a new manufacturing facility in Japan, online capabilities and information technology enhancements, as well as investments to support the reopening of our offices located around the world where COVID-19 cases subsided. Partially offsetting this increase is a favorable impact from the settlement of net investment hedges, which has a corresponding unfavorable impact that is reflected in the change in working capital noted above.

The change in net cash flows used for financing activities primarily reflected an increase relating to higher treasury stock repurchases and proceeds from the issuance of long-term debt, net in the prior-year period, partially offset by the repayment of short-term debt made in the prior-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2022, see Notes to Consolidated Financial Statements, Note 12 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $258 million and $218 million as of March 31, 2022 and June 30, 2021, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $41 million and $83 million as of March 31, 2022 and June 30, 2021, respectively.
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

THE ESTÉE LAUDER COMPANIES INC.
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

THE ESTÉE LAUDER COMPANIES INC.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, including from the impacts of COVID-19, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2022	845,738	$325.44	838,246	28,006,703
February 2022	365,988	303.78	365,988	27,640,715
March 2022	673,197	273.06	673,161	26,967,554
	1,884,923	302.53	1,877,395

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to March 31, 2022 and as of April 26, 2022, we purchased approximately 0.6 million additional shares of our Class A Common Stock for $154 million pursuant to our share repurchase program.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment to amended and restated The Estée Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (SEC File No. 1-14064).†
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 is formatted in iXBRL

*Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: May 3, 2022		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)