Form 10-K
period 2022-06-30
ESTEE LAUDER COMPANIES INC
filed 2022-08-24
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $86 billion at December 31, 2021 (the last business day of the registrant’s most recently completed second quarter).*
At August 17, 2022, 231,361,571 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 18, 2022	Part III
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
PART I

Item 1.  Business.
The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers, marketers and sellers of quality skin care, makeup, fragrance and hair care products. Our products are sold in approximately 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Too Faced, Dr.Jart+, and The Ordinary. We are also the global licensee of brand names for fragrances and/or cosmetics, including Tom Ford and AERIN. Each brand is distinctly positioned within the market for cosmetics and other beauty products.

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

For a discussion of recent developments relating to the COVID-19 pandemic, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Overview.
We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 17, 2022, shares of our Company's Class A Common Stock and Class B Common Stock having approximately 84% of the outstanding voting power of the Common Stock.

Products

Net Sales by Product Category
0%
4%
11%
33%
52%
FY 2020
0%
4%
12%
26%
58%
FY 2021
0%
4%
14%
26%
56%
FY 2022
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

Introduced in 1990, Origins is known for high-performance natural skin care that is “powered by nature and proven by science.” The brand also sells makeup, fragrance and hair care products and is distributed primarily through online, specialty-multi and freestanding Origins stores. Origins has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

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

Acquired in 2019, Dr.Jart+ is a Seoul-based, global skin care brand known for its innovative formulations and unique combination of dermatological science and art. Its high-quality masks, moisturizers and serums are distributed primarily through travel retail, specialty-multi and online channels.

In 2021, we increased our investment in Deciem Beauty Group Inc. (“DECIEM”) to approximately 76%. Known as “The Abnormal Beauty Company,” DECIEM is a Toronto-based, vertically integrated multi-brand beauty company rooted in a consumer-focused and functional approach. Its portfolio includes The Ordinary, an ingredient-focused brand, and NIOD, a science-driven skin care brand.

In fiscal 2021, we made the decision to exit the global distribution of BECCA products, a makeup brand we acquired in 2016 and substantially completed this exit during the fiscal 2022 first quarter. We previously announced that we would not be renewing our license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines when their respective terms expire in June 2023. We have since negotiated early termination agreements with each of the licensors effective June 30, 2022 and continued to sell products under these licenses until such time. We are working with the licensors and their respective new licensees, where applicable, to transition the business to the new licensees.

From time to time, we also make strategic minority investments in other companies, mainly in the beauty industry. In some cases, we have acquired the remaining interest or a majority interest (e.g., Have & Be Co. Ltd. (i.e. Dr.Jart+) and Deciem Beauty Group Inc., respectively). Our current minority investments include a company based in India that manufactures, markets and sells Ayurvedic skin care and other products under the Forest Essentials brand name, primarily in India.
Our “heritage brands” are Estée Lauder, Clinique and Origins. Our “makeup artist brands” are M·A·C and Bobbi Brown. Our “luxury brands” are La Mer, Jo Malone London, Tom Ford Beauty, AERIN Beauty, Le Labo, Editions de Parfums Frédéric Malle and Kilian Paris. Our “designer fragrances” are sold under the Tommy Hilfiger, Donna Karan New York, DKNY, Michael Kors, and Ermenegildo Zegna brand names, which we license from their respective owners.

Social Impact and Sustainability

In fiscal 2022, we continued to further integrate social impact and sustainability into our strategy and business operations. Our social impact and sustainability initiatives help drive innovation, growth and efficiency across the business and within our brand portfolio. These initiatives aim to foster employee engagement and build consumer trust and loyalty.

Areas of focus include climate and energy; packaging; responsible sourcing; green chemistry and ingredient transparency; inclusion, diversity and equity; employee health and safety; and social investments. We have set goals or made commitments within these focus areas. For example, our goals related to climate and energy support efficiency and conservation within our facilities, internal supply chain and value chain, and some of these goals are also intended to help us reduce cost and waste.

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
Through our flexible global distribution network we have generally been able to respond to the shifts in consumer landscape and consumer behaviors attributable to the COVID-19 pandemic.
Online, we sell products from most of our brands direct-to-consumer through our brand.com sites and third-party online malls. We also sell our products wholesale to authorized retailers that resell online through retailer.com and pure-play sites. Our sites are in approximately 50 countries. While today a majority of these online sales are generated in mainland China, the United States and the United Kingdom, we continue to expand in other markets globally.
As of June 30, 2022, we operated approximately 1,600 freestanding stores. The total reflects the net impact during fiscal 2022 of closures due to natural lease expirations and store closures related to the Post-COVID Business Acceleration Program, offset by new door openings. Most freestanding stores are operated by us under a single brand name, such as M·A·C, Jo Malone London and Aveda. We also operate over 250 multi-branded company stores in outlet malls.
We maintain dedicated sales teams that manage our retail accounts. We have wholly-owned operations in over 50 countries through which we market, sell and distribute our products. In certain countries, we sell our products through carefully selected distributors who we believe share our commitment to protecting the image and position of our brands. In addition, we sell certain products in select domestic and international U.S. military exchanges. For information regarding our net sales and long-lived assets by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 22 – Segment Data and Related Information.
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
Our largest customer in fiscal 2022 sells products primarily in China travel retail and accounted for 13% of our consolidated net sales for fiscal 2022, 14% for fiscal 2021 and 7% for fiscal 2020, and 24% and 10% of our accounts receivable at June 30, 2022 and 2021, respectively.

Marketing
Our strategy to market and promote our products begins with our well-diversified portfolio of distinctive brands across four product categories. Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies where our global reputation and awareness of our brands benefit us. Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with the greatest local relevance, inclusiveness and appeal. This strategy is built around “Bringing the Best to Everyone We Touch.” Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high-quality products as the foundation for a solid and loyal consumer base. Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application. As our business has grown and channel mix has evolved, we have further expanded our marketing philosophy and “High-Touch” execution to build both online and offline personalized consumer experiences through digital and physical demonstration, targeted digital media and tailored trial-to-loyalty pathways. We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” consumer engagement and a diversified portfolio of brands, channels and geographies.

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

The onset of the COVID-19 pandemic had a significant impact on consumer behaviors and accelerated the trend for a digital-first consumer journey and e-commerce. This provided a catalyst for redesigning each brand's “High-Touch” experience and accelerated changes to our direct-to-consumer business models and consumer engagement programs, such as selling through social media and web conferencing platforms (“Virtual Selling”). These models and programs continue to provide distinct one-to-one and one-to-many “High-Touch” omnichannel services and personalized experiences by leveraging technology and our talented beauty advisors, consultants, and makeup artists.
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
We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies across various aspects of our business. During fiscal 2022, we continued to respond to shifting consumer and employee behaviors driven by the COVID-19 pandemic, which included new, hybrid ways of working for our office-based employees. We invested in hardware, software, education and support structures to create engaging and collaborative work environments across our facilities, in both virtual and hybrid settings. We also continued to invest in new marketing and consumer engagement capabilities globally with a focus on innovative digital experiences across our omnichannel landscape. Our strategy over the next few years includes continuing to build a strong and secure technology infrastructure to adapt to evolving business dynamics, which includes the expansion of our seamless omnichannel capabilities and our Virtual Selling, the creation of more modernized manufacturing and distribution facilities (including upgrades to existing facilities) powered by technology and the utilization of predictive analytics to optimize our supply and demand planning.
Research and Development
We believe that we are an industry leader in the development of new products. Our research and development group, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products. In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver environmentally responsible products that meet or exceed consumer expectations. The research and development group has both long-standing and continually growing research-based working relationships with several U.S. and international dermatology and medical institutions, research universities and educational facilities, which supplement internal capabilities. Members of the research and development group are also responsible for product safety, registration and regulatory compliance matters. As our business continues to grow globally, and to satisfy the demand for locally relevant consumer products, we have increased our focus on innovation in Asia/Pacific, especially in China, as well as in Japan and Korea. In fiscal 2021, we began construction at a newly leased site that will become our innovation center in Shanghai, as we aim to better meet the needs of consumers through local relevancy with superior capabilities in product and package design and consumer and clinical testing. Construction is nearly completed and the facility is now expected to be operational in early fiscal 2023.
Our research and development costs totaled $307 million, $243 million and $228 million in fiscal 2022, 2021 and 2020, respectively, and are expensed as incurred. As of June 30, 2022, we had approximately 1,250 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.

Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in our own facilities in the United States, Belgium, Switzerland, the United Kingdom and Canada and also leverage global third-party manufacturing networks. We continue to streamline our manufacturing processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency and reduce costs. Our plants are modern, and our manufacturing processes are substantially automated. In fiscal 2021, we began construction of a new manufacturing facility near Tokyo, which is expected to enable us to better meet demand and increase speed to market in the Asia/Pacific region. Construction of the first phase was completed in fiscal 2022, and we expect the remainder of the site to be completed and operational in early fiscal 2024. While we believe that our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time-to-time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe that these changes will not impact our ability to meet our annual or long-term strategic objectives.
We have established a flexible global distribution network of logistic providers that is managed by us or third parties. The network is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network, particularly as we work to anticipate and respond to channel shifts. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers and consumers. In fiscal 2022, we opened a new, state-of-the-art distribution center in Switzerland to support the growth of our travel retail business and further drive our sustainability efforts.

As discussed above, we continue to focus on social impact and sustainability across our operations. Focus areas include employee health and safety and minimizing our impact on the environment. This is achieved, in part, through investment in equipment while enhancing the work environment through safe practices and capabilities. We also engage in initiatives to improve our equipment and buildings to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, zero industrial waste to landfill, investments in renewable energy sources and sustainable packaging focused on recyclable and recycled content.

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals. We also purchase packaging components that are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations function. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency and reducing costs. In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies, lead-time reduction and reduced emissions.

Some of our products rely on single-source or a limited number of suppliers; however, we believe we have a robust business continuity strategy, sophisticated capacity planning tools and strategic inventory buffer and multi-sourcing solutions. In the past, we have been able to obtain an adequate supply of essential raw materials and packaging components for virtually all materials used in the production of our products. From time to time, we may experience supply disruptions on a short-term basis, but we currently believe we have adequate resources of supply and that our portfolio of suppliers has the resources and facilities to overcome most unforeseen interruptions of supply.
We are continually benchmarking the performance of our supply chain, and we augment our supply base and adjust our distribution networks and manufacturing plants and networks based upon the changing needs of the business. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

Competition
There is significant competition within each market where our skin care, makeup, fragrance and hair care products are sold. Brand recognition, product quality and effectiveness, distribution channels, accessibility, and price point are some of the factors that impact consumers’ choices among competing products and brands. Marketing, merchandising, in-store and online experiences and demonstrations, and new product innovations also have an impact on consumers’ purchasing decisions. There continues to be increased interest and awareness from our customers and consumers in responsibly-sourced ingredients and environmentally sustainable products, and we believe we are well-positioned to benefit from the resulting change in consumer preferences due to our social impact and sustainability efforts. With our portfolio of diverse brands sold in a variety of channels, we are one of the world’s leading manufacturers, marketers and sellers of skin care, makeup, fragrance and hair care products.

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Natura & Co.; Chanel S.A.; Beiersdorf; Coty Inc.; Kao Corp; and LG Household & Health Care. We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr.Jart+, DECIEM and The Ordinary and the names of many of the products sold under these brands. We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for Tom Ford, Dr. Andrew Weil, and AERIN. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements. We protect our trademarks in the United States and significant markets worldwide. We consider the protection of our trademarks to be important to our business.

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

Our Board of Directors and its committees provide oversight to management on a range of human capital matters, including inclusion and diversity, health and safety, pay equity and compensation and benefits. We had approximately 63,000 and 62,000 employees worldwide, including demonstrators at points of sale who are employed by us, as of June 30, 2022 and 2021, respectively. At June 30, 2022, approximately 71% of our global employees were full-time, approximately 16% were temporary and approximately 13% were part-time employees, with approximately 30% of our global employees located in the United States and approximately 70% located outside of the United States. We recognize the importance of female representation, and, as of June 30, 2022, approximately 80% of our employees were female and approximately 57% of our employees at the level of Vice President and above were female. We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by works council agreements or other syndicate arrangements.

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

We are also committed to gender equity and equitable pay practices. We have a number of programs to help accelerate the development and promotion of women, such as our Women's Leadership Network, and remain committed to the achievement of gender pay equity across the organization.

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

To enhance our culture and measure our human capital objectives, we regularly engage with our employees. We provide several mechanisms for our employees to provide their feedback, including direct discussions with managers, employee surveys and interactive townhall meetings. Key topics covered during employee engagement include inclusion, diversity and equity, learning and development, work-life structure, and employee benefits. Based on our review of employee survey results, action plans are implemented to enhance employee satisfaction and to ensure alignment with our overall human capital strategy. In fiscal 2022, we responded to employee need for more access to career opportunities by launching our first Talent Marketplace, ELC Grow, which enables employees to explore personalized roles, projects, and networking opportunities that can empower employees to grow their skills and career.
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
In response to the ongoing challenges stemming from the COVID-19 pandemic, we adjusted and reprioritized our training and development programs and delivery methods to meet the needs of our employees who are working from home. These changes included delivering learning experiences around subject matters such as managing remotely, mental health awareness and building resilience during uncertain times, as well as pivoting traditional in-person sessions to virtual instructor-led learning. In addition, we continue to curate digital content to support “business as usual” focus areas, such as performance development, as well as socially relevant information around racial justice and inclusion and diversity.

Health and Safety

We are committed to providing a healthy and safe workplace for our employees. We establish and update safety policies and procedures, train employees on our safety guidelines and local requirements, and create a culture focused on safety through ongoing communication, awareness and engagement. As we plan for the future and continue to embrace our new normal, our focus is on flexibility, work-life harmonization, and ensuring that our employees have what they need to succeed personally and professionally.

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
In response to the on-going challenges stemming from the COVID-19 pandemic, we developed several employee initiatives that were implemented at the global, regional and local levels with the objective to support the physical, mental and financial well-being of our employees.

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

Seasonality
Our results of operations in total, by geographic region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year. The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by consumers for special events and by retailers for holiday selling seasons. Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by key shopping moments, as well as variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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
Information about our Executive Officers*

Name	Age	Position(s) Held
Roberto Canevari	56	Executive Vice President – Global Supply Chain
Fabrizio Freda	64	President, Chief Executive Officer and a Director
Carl Haney	59	Executive Vice President, Global Research Product and Innovation Officer
Jane Hertzmark Hudis	62	Executive Group President
Peter Jueptner	59	President, International
Leonard A. Lauder	89	Chairman Emeritus and a Director
Ronald S. Lauder	78	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	62	Executive Chairman and a Director
Sara E. Moss	75	Vice Chairman
Michael O’Hare	54	Executive Vice President – Global Human Resources
Deirdre Stanley	57	Executive Vice President and General Counsel
Tracey T. Travis	60	Executive Vice President and Chief Financial Officer
Meridith Webster	46	Executive Vice President – Global Communications and Public Affairs
*as of August 17, 2022

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

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Chair, Parkside Global Advisors, an international consulting company, and former Senior International Partner, WilmerHale, a law firm
Rose Marie Bravo, CBE	Retail and Marketing Consultant
Wei Sun Christianson	Senior Advisor at Morgan Stanley, a global financial services firm, and former Managing Director and Co-Chief Executive Officer of Asia Pacific and Chief Executive Officer of China at Morgan Stanley
Lynn Forester de Rothschild	Co-founding partner of Inclusive Capital Partners, an investment manager, and Chair, E.L. Rothschild LLC, a private investment company
Angela Wei Dong	Global Vice President and General Manager of Greater China, NIKE, Inc., a company that designs and develops, and markets and sells worldwide, athletic footwear, equipment, accessories and services
Fabrizio Freda	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Jennifer Hyman	Co-Founder and Chief Executive Officer, Rent the Runway, Inc., a company that enables women to subscribe, rent items, and shop retail from an unlimited closet of designer brands
Jane Lauder	Executive Vice President, Enterprise Marketing and Chief Data Officer, The Estée Lauder Companies Inc.
Leonard A. Lauder	Chairman Emeritus, The Estée Lauder Companies Inc.
Ronald S. Lauder	Chairman, Clinique Laboratories, LLC
William P. Lauder	Executive Chairman, The Estée Lauder Companies Inc.
Arturo Nuñez	Chief Marketing Officer, Nu Holdings Ltd., a digital banking platform
Richard D. Parsons	Senior Advisor, Providence Equity Partners LLC, a global private equity and investment firm, and co-founder and partner of Imagination Capital LLC, a venture capital firm
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm
Jennifer Tejada	Chief Executive Officer and Chair, PagerDuty, Inc., a digital operations management platform
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm

*as of August 17, 2022

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
Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business. Our Company has a well-recognized and strong reputation that could be negatively impacted by social media and many other factors. If our reputation is adversely affected, our ability to attract and retain customers, consumers and employees could be impacted. In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands. Our inability to continue to compete effectively in key countries around the world (e.g., China) could have a material adverse effect on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.
Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products. We recognize that consumer preferences cannot be predicted with certainty and can change rapidly, driven by the use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries (e.g., China). If such a situation persists or one or more brands, channels or countries fails to perform as expected, there could be a material adverse effect on our business.
In certain key markets, such as the United States, we have seen a longer-term decline in retail traffic in our department store customers and in our freestanding stores. We continue to see the shift in consumer preference to the online channel, which accelerated in response to the COVID-19 pandemic. Consolidation or liquidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities), enter bankruptcy (or similar proceedings) or if our relationship with any large customer is changed or terminated for any reason, there could be a material adverse effect on our business.
Our future success depends, in part, on our ability to achieve our long-term strategy.
Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, supply chain facilities, technologies and emerging and more mature geographic markets (e.g., China). These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we may dispose of or discontinue select brands or streamline operations and incur costs or restructuring and other charges in doing so. Although we believe that our strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business.
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
There is an increased focus from certain investors, customers, consumers, regulators, employees, and other stakeholders concerning social impact and sustainability and other ESG matters. From time to time, we announce certain initiatives, including goals and commitments, regarding our focus areas, which include environmental matters, packaging, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which ESG efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related ESG matters, could have a material adverse effect on our business.

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
A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a sudden disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability. We are also cautious of foreign currency movements, including their impact on tourism. Additionally, we continue to monitor the effects of the global macroeconomic environment; social, political and human rights issues; regulatory matters, including the imposition of tariffs or sanctions; geopolitical tensions; and global security issues.

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

We operate on a global basis, with a substantial majority of our fiscal 2022 net sales and operating income generated outside the United States. We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including: (i) fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets; (ii) foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; and taxes; (iii) lack of well-established or reliable legal and administrative systems in certain countries in which we operate; (iv) adverse weather conditions and natural disasters; (v) concentration of sales growth or profitability in one or more countries (e.g., China); and (vi) social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action. These risks could have a material adverse effect on our business.

A disruption in our operations or supply chain could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in ingredient, material or packaging supply, as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing or distribution sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which we have no control. If such an event were to occur, it could have a material adverse effect on our business.

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
Our business is subject to numerous laws, regulations and policies around the world. Changes in these laws, regulations and policies, including the interpretation or enforcement thereof, that affect our business could adversely affect our financial results. These changes include accounting standards, as well as laws and regulations relating to tax matters, trade (including sanctions), data privacy (e.g., General Data Protection Regulation (GDPR)), cybersecurity, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, and environmental or climate change matters.
Disputes and other legal or regulatory proceedings could adversely affect our financial results.
We are, and may in the future become, party to litigation, other disputes or regulatory proceedings across a wide range of matters, including ones relating to product liability matters (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, tax and privacy. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters could have a material adverse effect on our business.
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
As of August 17, 2022, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 84% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are Company employees and members of our Board of Directors.
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

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 17, 2022. The leases expire at various times through 2079 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	2	—	—	—
R&D	1	2	—	—	—	1
Distribution	—	6	1	9	—	2
Manufacturing and R&D	1	—	1	—	—	—
Manufacturing and Assembly	—	3	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—
Principal Executive Offices	—	1	—	—	—	—
Total	4	14	5	9	—	3

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: three for makeup; two for skin care; two for skin care and fragrance; and one for skin care and hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category. In fiscal 2022, four of our primarily makeup facilities also produced a significant volume of skin care products. In fiscal 2021, we began construction of a new manufacturing facility near Tokyo that we will own. Construction of the first phase was completed in fiscal 2022 and we expect the remainder of the site to be completed and operational in early fiscal 2024.

In fiscal 2021, we began construction at a newly leased site that will become our innovation center in Shanghai. Construction is nearly completed and the facility is now expected to be operational in early fiscal 2023.

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
On August 17, 2022, a dividend was declared in the amount of $.60 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2022 to stockholders of record at the close of business on August 31, 2022. We expect to continue the payment of cash dividends in the future, but there can be no assurance that the Board of Directors will continue to declare them.
As of August 17, 2022, there were 2,201 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2022	617,017	$266.80	616,083	26,351,471
May 2022	339,298	244.73	338,189	26,013,282
June 2022	251,044	249.51	132,500	25,880,782
	1,207,359	257.00	1,086,772

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to June 30, 2022 and as of August 17, 2022, we purchased approximately 0.2 million additional shares of our Class A Common Stock for $63 million pursuant to our share repurchase program.

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2017.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for fiscal 2022, 2021 and 2020 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 22 – Segment Data and Related Information for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
(In millions)	2022	2021	2020
NET SALES
By Product Category:
Skin Care	$9,886	$9,484	$7,382
Makeup	4,667	4,203	4,794
Fragrance	2,508	1,926	1,563
Hair Care	631	571	515
Other	49	45	40
	17,741	16,229	14,294
Returns associated with restructuring and other activities	(4)	(14)	—
Net sales	$17,737	$16,215	$14,294

By Region(1):
The Americas	$4,623	$3,797	$3,794
Europe, the Middle East & Africa	7,681	6,946	6,262
Asia/Pacific	5,437	5,486	4,238
	17,741	16,229	14,294
Returns associated with restructuring and other activities	(4)	(14)	—
Net sales	$17,737	$16,215	$14,294

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$2,753	$3,036	$2,125
Makeup	133	(384)	(1,438)
Fragrance	456	215	17
Hair Care	(28)	(19)	(19)
Other	—	(2)	4
	3,314	2,846	689
Charges associated with restructuring and other activities	(144)	(228)	(83)
Operating income	$3,170	$2,618	$606

By Region(1):
The Americas	$1,159	$518	$(1,044)
Europe, the Middle East & Africa	1,360	1,335	997
Asia/Pacific	795	993	736
	3,314	2,846	689
Charges associated with restructuring and other activities	(144)	(228)	(83)
Operating income	$3,170	$2,618	$606

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

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	24.3	23.6	24.8
Gross profit	75.7	76.4	75.2

Operating expenses:
Selling, general and administrative	55.7	57.8	60.4
Restructuring and other charges	0.8	1.3	0.5
Goodwill impairment	—	0.3	5.7
Impairment of other intangible and long-lived assets	1.4	0.8	4.3
Total operating expenses	57.9	60.2	70.9

Operating income	17.9	16.1	4.2
Interest expense	0.9	1.1	1.1
Interest income and investment income, net	0.2	0.3	0.3
Other components of net periodic benefit cost	—	(0.1)	—
Other income, net	—	5.2	3.9

Earnings before income taxes	17.1	20.5	7.3
Provision for income taxes	(3.5)	(2.8)	(2.4)

Net earnings	13.6	17.7	4.9
Net earnings attributable to noncontrolling interests	—	(0.1)	(0.1)
Net loss (earnings) attributable to redeemable noncontrolling interest	(0.1)	—	—
Net earnings attributable to The Estée Lauder Companies Inc.	13.5%	17.7%	4.8%

Not adjusted for differences caused by rounding

Period-over-period changes in our net sales are generally attributable to the impacts from (i) pricing on our base portfolio, including changes in strategic pricing actions and mix, (ii) volume, including changes driven by the impact of new product innovation, (iii) acquisitions and/or divestitures, and/or (iv) foreign currency translation.

The net sales impact from pricing consists of changes in list prices, due to strategic pricing initiatives, and mix shifts within and among product categories, geographic regions and distribution channels. The prices at which we sell our products vary by brand, distribution channel (e.g., wholesale or direct-to-consumer) and may also vary by country. Our brands and products cover a broad array of pricing tiers. Prices of skin care and fragrance products are typically higher than makeup and hair care products.

New product innovation includes the introduction of new products, as well as the innovation of existing products, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is launched at different price points than existing products and value derived from innovation may vary from year to year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results.

Non-GAAP Financial Measures
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. Beginning in fiscal 2022, we calculate constant currency information by translating current-period results using monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities. Prior to fiscal 2022, constant currency information was calculated using the prior-year period weighted-average exchange rates. This change is not material to prior-period constant currency information presented herein.

Overview

COVID-19 Business Update
The COVID-19 pandemic continued to disrupt our operating environment globally, primarily impacting supply chain, inventory levels and other logistics during the year ended June 30, 2022. The resurgence of COVID-19 cases in many Chinese provinces led to restrictions late in the fiscal 2022 third quarter that remained in place through the end of fiscal 2022 to prevent further spread of the virus. Consequently, retail traffic, travel, and distribution capabilities were temporarily curtailed. Our distribution facilities in Shanghai operated with limited capacity to fulfill brick-and-mortar and online orders beginning in mid-March 2022 and returned to normal capacity by early June 2022.

Government Assistance

Beginning in the second half of fiscal 2020, many governments in locations where we operate announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During fiscal 2022, 2021 and 2020, we qualified for and recorded $12 million, $84 million and $99 million, respectively, in government assistance, which reduced Selling, general and administrative expenses by $9 million, $78 million and $87 million, respectively, and Cost of sales by $3 million, $6 million and $10 million, respectively. The remaining $2 million recorded in fiscal 2020 was deferred and recognized in fiscal 2021 as a reduction to Cost of sales.

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

•In fiscal 2022, our global prestige fragrance net sales increased 30%, leading category growth. Consumers gravitated to luxury and artisanal offerings from Jo Malone London, Tom Ford Beauty, Le Labo and Kilian Paris. Colognes led growth at Jo Malone London, while bath & body and home subcategories continued to thrive. Tom Ford Beauty saw strong fragrance growth across regions owing to the popularity of Oud Wood and the launch of Ombre Leather Parfum. Outstanding growth from Le Labo and Kilian Paris reflected compelling activations and expanded consumer reach.

•We began to see demand for makeup products increase as COVID restrictions lifted and consumers returned to social and professional settings. In fiscal 2022, net sales in makeup grew double-digits driven by strong activations, expanded consumer reach and the launch of MACStack mascara, increases in Estée Lauder DoubleWear and Futurist foundation products, as well as a strong performance in foundation and lip from Clinique.
•Our skin care net sales growth reflected incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, as well as continued strength in La Mer hero products and the launches of the Hydrating Infused Emulsion and the upgrade to The Treatment Lotion. The category has been pressured by COVID restrictions, primarily in Asian markets, at various points throughout fiscal 2022.
•Our hair care net sales also grew double digits, reflecting brick-and-mortar channel recovery and new product launches from both Aveda and Bumble and bumble.

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
•The increase in net sales during fiscal 2022 was led by The Americas, primarily reflecting the recovery of brick-and-mortar stores, targeted expanded consumer reach and incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.
•Net sales rose in Europe, the Middle East & Africa, led by recovery in western markets and emerging markets as brick-and-mortar retail reopened across the region. Europe, the Middle East & Africa also benefited from ongoing increases in our travel retail business, partly relating to the increase in traffic as a result of the easing of travel restrictions in The Americas and Europe, the Middle East & Africa.
•Net sales decreased slightly in Asia/Pacific, reflecting the resurgence of COVID-19 cases in many Chinese provinces which led to restrictions to further prevent the spread of the virus during the second half of fiscal 2022. Online continued to thrive, primarily due to the current-year launch on a new third-party online platform, while brick-and-mortar retail remains challenged.

As a result of the invasion of Ukraine, we suspended our business investments and initiatives and commercial activity in Russia and Ukraine in early March 2022. This included the temporary closure of our owned and authorized freestanding stores and our own brand sites.

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

For the year ended June 30, 2022, the results of operations related to Russia and Ukraine were not material to our consolidated financial statements.

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

•As part of this strategy, we have built a leadership position in the global travel retail channel, that historically allowed us to leverage the robust and growing international passenger traffic. While COVID-19 has significantly curtailed international travel in the near-term, we are seeing some recovery in The Americas and Europe, the Middle East & Africa and we continue to believe that global travel retail is a long-term growth opportunity. Travel retail continues to be an important channel for brand building due to the increase in traveling consumers, particularly those from emerging markets, who often experience our brands for the first time while traveling. We continue to expand our strategic presence in travel retail across duty-free locations primarily in airports and downtown stores and increasingly through online retail. We engage consumers at the airport through compelling pop-up activations in non-traditional commercial areas, and we ensure we have appropriate communication and curated assortments for targeted consumer groups. At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.
•Online net sales have continued to grow on a global basis, rising double digits for fiscal 2022. We continue to enhance and launch e- and m-commerce sites of our own in new and existing markets, collaborate with our retail customers on their e-commerce sites, and sell through select third-party online malls. We believe our success in delivering strong online growth is a result of adapting our strategy to meet local market and cultural needs. We also continue to develop and implement omnichannel concepts, virtual try-on tools and compelling content to deliver an integrated consumer experience and better serve consumers as they shop across channels.

Our multiple engines of growth, which have historically enabled us to produce excellent net sales growth, are also helping to mitigate the impact of the COVID-19 pandemic. We also benefited from the transformation of certain operations that freed up resources to invest behind further growth opportunities. Our Post-COVID Business Acceleration Program (described below) enabled us to reduce costs and invest in new capabilities such as digital marketing and data analytics as well as increased advertising.

In fiscal 2022, we continued to further integrate social impact and sustainability into our strategy and business operations. Areas of differentiation include climate & energy, green chemistry, social investments, employee engagement and safety and inclusion, diversity & equity. Other areas of focus include responsible sourcing, plastics & packaging, ingredient transparency, and animal welfare.

Outlook

The COVID-19 pandemic continues to disrupt business for us, retailers and other companies with which we do business. There have been, and are likely to continue to be, intermittent store closures and supply chain disruptions. We are mindful that these trends may continue to impact the pace of recovery. The continued curtailment in international travel is also affecting our travel retail business, particularly in Asia, which had been historically one of our fastest growth areas. In addition to impacting net sales and profitability, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets (i.e. potentially resulting in impairments).

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

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; increasing inflationary pressures; supply chain disruptions; social and political issues; regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. For example, we continue to monitor the geopolitical tensions between the United States and China, which could have a material adverse effect on our business. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences.

In fiscal 2022, net sales from Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna accounted for approximately 1% of consolidated net sales and 10% of fragrance net sales. As noted above, we previously announced that we would not be renewing our license agreements for these product lines when their respective terms expire in June 2023. We have since negotiated early termination agreements with each of the licensors effective June 30, 2022 and continued to sell products under these licenses until such time. We are working with the licensors and their respective new licensee, where applicable, to transition the business to the new licensees.

The invasion of Ukraine has negatively impacted our operations in both Russia and Ukraine. In fiscal 2022, our operations in Ukraine and Russia accounted for approximately 1% of consolidated net sales. In March 2022, we announced a suspension of our business investments and initiatives and commercial activity in Russia. In July 2022, we liquidated the majority of our remaining in-market inventory. Future impacts on our business, including sanctions and counter-sanctions, are difficult to predict due to the high level of uncertainty as to how these developments will evolve. On a broader perspective, there could be additional negative impacts to our net sales, earnings, assets and cash flows should these matters continue or escalate; such impacts could include economic challenges in other countries because of inflationary pressures or other consequences. Please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for a more complete discussion of the risks we encounter in our business and industry.

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

We previously estimated a net reduction over the duration of the PCBA Program in the range of approximately 2,000 to 2,500 positions globally, including temporary and part-time employees. We have revised these estimates based on the review of the PCBA Program. As of June 30, 2022, we estimate a net reduction over the duration of the PCBA Program in the range of 2,500 to 3,000 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. We also estimate the closure over the duration of the PCBA Program of approximately 10% to 15% of our freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

We approved specific initiatives under the PCBA Program through fiscal 2022 and expect to substantially complete those initiatives through fiscal 2023. We previously estimated that the PCBA Program would result in related restructuring and other charges totaling between $400 million and $500 million, before taxes. After concluding the final approvals and reviewing the progress of previously approved initiatives under the PCBA Program that are being implemented, we have revised our estimates for cost approvals under the PCBA Program. Inclusive of approvals from inception through June 28, 2022, we now estimate that the PCBA Program may result in related restructuring and other charges totaling between $500 million and $515 million, before taxes.

We previously expected, once fully implemented, the PCBA Program to yield annual benefits, primarily in Selling, general and administrative expenses, of between $300 million and $400 million, before taxes. As of June 30, 2022, we now expect, once fully implemented, the PCBA Program to yield annual benefits, primarily in Selling, general and administrative expenses, of between $390 million and $410 million, before taxes. We expect to reinvest a portion of the savings behind future growth initiatives.

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

During the fiscal 2022 third quarter, given the lower-than-expected growth within key geographic regions and channels for Dr.Jart+ that continue to be impacted by the spread of COVID-19 variants and resurgence in cases and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the lower than expected growth in key retail channels for DECIEM, and the lower than expected results from international expansion to areas that continue to be impacted by COVID-19 for Too Faced, we made revisions to the internal forecasts relating to the Dr.Jart+, DECIEM and Too Faced reporting units.

We concluded that the changes in circumstances in the reporting units triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s, DECIEM’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of February 28, 2022. We concluded that the carrying amounts of the long-lived assets were recoverable. For the Dr.Jart+ reporting unit, we also concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $205 million. For the Too Faced and DECIEM reporting units, as the carrying values of the trademarks did not exceed their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, we did not record impairment charges. The estimated fair values of Too Faced’s and DECIEM's trademarks exceeded their carrying values by 13% and 3%, respectively. For the Too Faced and DECIEM trademark intangible assets, if all other assumptions are held constant, an increase of 100 basis points and 50 basis points, respectively, in the weighted average cost of capital would result in an impairment charge. After adjusting the carrying values of the trademarks, we completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+, DECIEM and Too Faced reporting units were in excess of their carrying values, we concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the Dr.Jart+ trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022, we determined that the carrying value of the Dr.Jart+ trademark exceeded its fair value. This determination was made based on updated internal forecasts. Given the lower-than-expected growth within key geographic regions and channels that continued to be impacted by the spread of COVID-19 variants, the resurgence in cases, regional lockdowns and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, we made revisions to the internal forecasts relating to the Dr.Jart+ reporting unit. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets may not be recoverable. We concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $25 million. We concluded that the carrying amount of the long-lived assets were recoverable. After adjusting the carrying value of the trademark, we completed a quantitative impairment test for goodwill. As the estimated fair value of the reporting unit was in excess of its carrying value, we concluded that the carrying amount of the goodwill was recoverable and did not record a goodwill impairment charge related to the reporting unit. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

A summary of the trademark impairment charges for the three and twelve months ended June 30, 2022 and the remaining carrying values as of June 30, 2022, for each reporting unit, are as follows:

(In millions)		Impairment Charge		Carrying Value
Reporting Unit:	Geographic Region	Three Months Ended June 30, 2022	Twelve Months Ended June 30, 2022	As of June 30, 2022
GLAMGLOW	The Americas	$—	$11	$—
Dr.Jart+	Asia/Pacific	25	230	428
Total		$25	$241	$428

The impairment charges for the three and twelve months ended June 30, 2022 were reflected in the skin care product category.

The fair values of all reporting units, which were determined based on quantitative assessments, with goodwill were substantially in excess of their respective carrying values, with the exception of the DECIEM reporting unit. The carrying value of the DECIEM reporting unit as of June 30, 2022 approximated its fair value.

The fair value of the Dr.Jart+ trademark was equal to its carrying value subsequent to the impairment charge taken as of April 1, 2022. Additionally, the fair values of the Smashbox, DECIEM and Too Faced trademark intangible assets approximated their carrying values as of April 1, 2022. The key assumptions used to determine the estimated fair value of the reporting unit are primarily predicated on the estimated future impacts of COVID-19, the success of future new product launches, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which the reporting unit operates, resulting changes in the key assumptions could have negative impacts on the estimated fair value of the reporting unit and it is possible we could recognize additional impairment charges in the future.

For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

Fiscal 2021 as Compared with Fiscal 2020

Except as disclosed herein, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for the fiscal 2021 to fiscal 2020 comparative discussion.

Fiscal 2022 as Compared with Fiscal 2021
NET SALES

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$17,737	$16,215
$ Change from prior year	1,522	1,921
% Change from prior year	9%	13%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	10%	11%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased in fiscal 2022, driven by higher net sales from every product category and in The Americas and Europe, the Middle East & Africa primarily reflecting (i) the continued progression towards brick-and-mortar and travel recovery compared to the prior-year challenges, which included widespread store closures, lower retail traffic, travel restrictions and quarantines, stemming from the COVID-19 pandemic; (ii) the continued success of hero product franchises; (iii) successful performance for holiday and key shopping moments (iv) new product launches; and (v) targeted expanded consumer reach.

Reported net sales increased from every product category in fiscal 2022. Fragrance net sales grew double digits, led by Jo Malone London, Tom Ford Beauty and Le Labo. The continued progression towards recovery in makeup compared to the prior-year period contributed to the double-digit increase in makeup net sales, led by M·A·C and Estée Lauder. Skin care net sales benefited from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and higher results from La Mer, Bobbi Brown and Clinique, partially offset by lower results from Estée Lauder and Origins. Hair care net sales increased, due to higher net sales from Aveda and Bumble and bumble.

Fiscal 2022 reported net sales grew double digits in The Americas and Europe, the Middle East & Africa benefiting from incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter. Net sales increased in Europe, the Middle East & Africa, reflecting recovery across the region, led by our travel retail business and the United Kingdom. The increases in net sales in The Americas reflected higher net sales throughout the region. Partially offsetting the increase in reported net sales in fiscal 2022 were lower net sales in Asia/Pacific, primarily due to a resurgence of COVID-19 cases across many Chinese provinces which led to restrictions to further prevent the spread of the virus during the second half of fiscal 2022.
The fiscal 2022 reported net sales increase was impacted by approximately $88 million of unfavorable foreign currency translation.
Reported net sales increased 9% in fiscal 2022, driven by the increase from pricing of 7%, due to favorable impacts from changes in mix and strategic pricing actions; incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 2%; and the increase from volume of 1%. Partially offsetting these increases was the unfavorable impact of foreign currency translation of 1%.

Reported net sales increased 13% in fiscal 2021, driven by the increase from volume of 7%, due to new product innovation. The increases from foreign currency translation, pricing and acquisitions individually accounted for approximately 2% of the increase in fiscal 2021 net sales.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2022 and fiscal 2021 impacts of returns associated with restructuring and other activities of approximately $4 million and $14 million, respectively.

Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$9,886	$9,484
$ Change from prior year	402	2,102
% Change from prior year	4%	28%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	4%	25%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales increased in fiscal 2022, primarily reflecting incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter and higher net sales from La Mer, Bobbi Brown and Clinique, combined, of approximately $837 million. Net sales from La Mer increased, led by our travel retail business and mainland China, primarily reflecting continued success of hero products, including Crème de la Mer and the upgrade to The Treatment Lotion, the current-year launch of The Hydrating Infused Emulsion, and targeted expanded consumer reach, including the current-year launch of a new third-party online platform in mainland China. Bobbi Brown net sales increased, led by our travel retail business and mainland China, primarily driven by continued success of hero products, such as Soothing Cleansing Oil and Vitamin Enriched Face Base, successful performance during holiday and key shopping moments and targeted expanded consumer reach. Clinique net sales increased, primarily driven by our travel retail business and North America, reflecting the continued success of existing products, such as the Take The Day Off line of products and Even Better Clinical Radical Dark Spot Corrector + Interrupter, and the current-year launch of Smart Clinical Repair Wrinkle Correcting Serum.
Partially offsetting the fiscal 2022 increase in skin care net sales were lower net sales from Estée Lauder and Origins of approximately $528 million, combined. The decrease in net sales from Estée Lauder and Origins reflected the challenges due to the resurgence of COVID-19 cases in Asia during the second half of fiscal 2022, which led to restrictions to prevent further spread of the virus. Also contributing to the decrease in net sales for Estée Lauder was lower net sales from the Advanced Night Repair product franchise primarily due to the prior-period launch of Advanced Night Repair Synchronized Multi-Recovery Complex.

Reported skin care net sales increased 4% in fiscal 2022, driven by incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 4%. Pricing contributed 9% to growth, due to favorable impacts from changes in mix and strategic pricing actions and was offset by the decrease from changes in volume of 9%, primarily due to new product innovation that reflected a difficult comparison to the prior year due to the launch of Advanced Night Repair Synchronized Multi-Recovery Complex and the challenges due to the resurgence of COVID-19 cases in Asia during the second half of fiscal 2022.

Reported skin care net sales increased 28% in fiscal 2021, driven by the increase from volume of 23%, due to new product innovation; incremental net sales attributable to the increase in our ownership of Dr.Jart+ in the second quarter of fiscal 2020 and the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 4%, combined; the favorable impact from foreign currency translation of 3%. Partially offsetting these increases was a decrease from pricing of 2%, due to unfavorable impacts from changes in mix.

Makeup

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$4,667	$4,203
$ Change from prior year	464	(591)
% Change from prior year	11%	(12)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	12%	(14)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased in fiscal 2022, led by higher net sales from M·A·C and Estée Lauder, of approximately $337 million, combined. The continued progression towards recovery in makeup, including increased usage occasions compared to the prior-year period, led to the increase in makeup net sales in The Americas and Europe, the Middle East & Africa. The increase in net sales from M·A·C was primarily driven by the continued success of hero products, such as Studio Fix, current-year new product launches, such as MACStack mascara, and successful social media campaigns during key shopping moments. Net sales from Estée Lauder increased, led by our travel retail business, primarily due to the continued success of existing products, such as the Double Wear and Futurist product franchises and new product launches, such as the current-year launches of Double Wear Sheer Long-Wear Makeup.
The makeup net sales increase was impacted by approximately $50 million of unfavorable foreign currency translation.

Reported makeup net sales increased 11% in fiscal 2022, driven by the increase from volume of 12%, given the continued progression towards recovery and increased makeup usage occasions compared to the prior-year period, partially offset by the unfavorable impact from foreign currency translation of 1%.

Reported makeup net sales decreased 12% in fiscal 2021, driven by the decrease from volume of 19%, due to the continued challenges from the COVID-19 pandemic, including fewer makeup usage occasions. Partially offsetting this decrease was an increase from pricing of 5%, due to favorable impacts from changes in mix and strategic pricing actions, and the favorable impact from foreign currency translation of 2%.
Fragrance

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$2,508	$1,926
$ Change from prior year	582	363
% Change from prior year	30%	23%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	32%	21%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased in fiscal 2022, primarily driven by Jo Malone London, Tom Ford Beauty and Le Labo of approximately $440 million, combined. Fragrance net sales grew in every geographic region, reflecting continued growth in luxury fragrances, the brick-and-mortar and travel recovery in various parts of the world due to more store openings, and successful performance during holiday and key shopping moments. The increases in net sales from Jo Malone London also reflected the continued success of our hero products, current-year launches and continued growth of the cologne, home and bath & body subcategories. Net sales increased from Tom Ford Beauty, also reflecting the continued success of Private Blend and Signature fragrances, current-year product launches and the diversification of product offerings by region. Net sales from Le Labo increased, also reflecting the continued success of hero product franchises, current-year product launches and targeted expanded consumer reach.

The fragrance net sales increase was impacted by approximately $33 million of unfavorable foreign currency translation.

Reported fragrance net sales increased 30% in fiscal 2022, driven by the increase from volume of 29%, primarily due to the continued growth in luxury fragrances, as well as the brick-and-mortar and travel recovery, and the increase from pricing of 3%, due to the favorable impacts from strategic pricing actions and changes in mix. Partially offsetting these increases was the unfavorable impact from foreign currency translation of 2%.

Reported fragrance net sales increased 23% in fiscal 2021, driven by the increase in pricing of 15%, due to favorable impacts from changes in mix and strategic pricing actions; the increase in volume of 5%, reflecting a recovery compared to the prior-year challenges and growth in luxury fragrances; and the favorable impact from foreign currency translation of 3%.

Hair Care

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$631	$571
$ Change from prior year	60	56
% Change from prior year	11%	11%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	12%	9%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased in fiscal 2022, reflecting higher net sales from Aveda and Bumble and bumble of approximately $47 million, combined, primarily due to the continued progression towards salon and retail store recovery in North America. Net sales from Aveda increased, reflecting the continued success of existing product franchises, the current-year relaunch of Full Spectrum Semi-Permanent Treatment Hair Color and Smooth Infusion, as well as new product launches. The increase in net sales from Bumble and bumble also reflected the success of hero products, current-year product launches of Bb. Thickening Plumping Mask and Bb. Thickening Go Big Plumping Treatment, and targeted expanded consumer reach.
The hair care net sales increase was impacted by approximately $8 million of unfavorable foreign currency translation.
Reported hair care net sales increased 11% in fiscal 2022, driven by the increase from pricing of 15%, due to favorable impacts from changes in mix and strategic pricing actions. Partially offsetting this increase was a decrease from volume of 3%, due to new product innovation, including the launches of lower-priced products as compared to the prior-year period, and the unfavorable impact from foreign currency translation of 1%.

Reported hair care net sales increased 11% in fiscal 2021, driven by the increase from volume of 7%, due to new product innovation, including the launches of higher-priced products as compared to the prior-year period; the increase from pricing of 2%, primarily due to a favorable impact from strategic pricing actions; and the favorable impact from foreign currency translation of 2%.

Geographic Regions
We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$4,623	$3,797
$ Change from prior year	826	3
% Change from prior year	22%	—%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	21%	1%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas increased in every country and product category in fiscal 2022, reflecting the brick-and-mortar and makeup recovery from the prior-year challenges that included store closures, lower retail traffic, fewer makeup usage occasions and quarantines, stemming from the COVID-19 pandemic. The net sales increases were led by higher net sales in North America of approximately $761 million, reflecting incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, higher net sales from many of our brands, led by M·A·C and Clinique, and targeted expanded consumer reach.
The net sales increase in The Americas included approximately $22 million of favorable foreign currency translation.

Reported net sales in The Americas increased 22% in fiscal 2022, driven by the increase from volume of 16%, reflecting the brick-and-mortar and makeup recovery from the prior-year challenges; incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 5%; and the favorable impact from foreign currency translation of 1%.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$7,681	$6,946
$ Change from prior year	735	684
% Change from prior year	11%	11%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	12%	9%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in Europe, the Middle East & Africa increased in fiscal 2022, reflecting continued recovery across the region, primarily due to store openings, increased retail traffic, and the easing of travel restrictions compared to the prior year, led by our travel retail business and the United Kingdom of approximately $541 million, combined. Despite the resurgence in COVID-19 cases in many Chinese provinces, which led to restrictions to prevent further spread of the virus and the curtailment of travel during the second half of fiscal 2022, net sales increased in our travel retail business, reflecting continued strength of our brands with the Chinese consumer, the easing of travel restrictions in Europe, the Middle East & Africa and The Americas, and continued success of hero product franchises from La Mer, Jo Malone London, Tom Ford Beauty, Clinique and M·A·C. These benefits were partially offset by lower net sales from Estée Lauder products, primarily reflecting lower net sales from the Advanced Night Repair product franchise primarily due to the prior-period launch of Advanced Night Repair Synchronized Multi-Recovery Complex. Net sales in the United Kingdom increased, primarily reflecting incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter, brick-and-mortar recovery, as noted above, and benefiting from the growth in makeup and fragrance.

The net sales increase in Europe, the Middle East & Africa included approximately $117 million of unfavorable foreign currency translation.

Reported net sales in Europe, the Middle East & Africa increased 11% in fiscal 2022, driven by the increase from pricing of 9%, due to favorable impacts from changes in mix and strategic pricing actions, and incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 2%.

Reported net sales in Europe, the Middle East & Africa increased 11% in fiscal 2021, driven by the increase from volume of 6%, primarily due to new product innovation, including the launches of higher-priced products compare to the prior-year period; the increase from pricing of 3%, due to strategic price increases and the favorable impact from changes in mix; the favorable impact from foreign currency translation of 2%.

Asia/Pacific

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Net sales	$5,437	$5,486
$ Change from prior year	(49)	1,248
% Change from prior year	(1)%	29%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(1)%	22%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific in fiscal 2022, primarily driven by lower results in Korea, led by Dr.Jart+, Hong Kong and Thailand of approximately $134 million, combined, due to the resurgence of COVID-19 cases during the second half of fiscal 2022 that led to border closures to prevent further spread of the virus.
Partially offsetting the fiscal 2022 decrease in Asia/Pacific were increased net sales from mainland China and Australia of approximately $82 million, combined. Net sales increased in mainland China, primarily due to the continued success of hero products franchises from La Mer and Jo Malone London, reflecting continued growth in skin care and strong momentum in fragrance, successful performance during holiday and key shopping moments, new product launches, and the current-year launch on a new third-party online platform. This increase was achieved despite the resurgence in COVID-19 cases in many Chinese provinces during the second half of fiscal 2022, which led to restrictions to prevent further spread of the virus and the curtailment of travel. Net sales in Australia increased, primarily driven by incremental net sales attributable to the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter.
The net sales decrease in Asia/Pacific included approximately $7 million of favorable foreign currency translation.

Reported net sales in Asia/Pacific decreased 1% in fiscal 2022, driven by the decrease from volume of 9%, reflecting the challenges stemming from the resurgence of COVID-19 cases during the second half of fiscal 2022. Partially offsetting this decrease was an increase from pricing of 7%, due to favorable impact from changes in mix and strategic pricing actions, and the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 1%.

Reported net sales in Asia/Pacific increased 29% in fiscal 2021, due to the increase from volume of 15%, driven by new product innovation, including the launches of higher-priced products compared to the prior-year period; the favorable impact of foreign currency translation of 7%; incremental net sales attributable to the increase in our ownership of Dr.Jart+ in the second quarter of fiscal 2020 and the increase in our ownership of DECIEM in the fiscal 2021 fourth quarter of 6%, combined; and the increase from pricing of 1%.

GROSS MARGIN
Gross margin in fiscal 2022 decreased to 75.7% as compared with 76.4% in fiscal 2021.

Fiscal 2022 vs. Fiscal 2021 Favorable (Unfavorable) Basis Points
Mix of business	(35)
Obsolescence charges	(15)
Foreign exchange transactions	50
Manufacturing costs and other	(60)
Subtotal	(60)
Charges associated with restructuring and other activities	(10)
Total	(70)

The decrease in gross margin for fiscal 2022 reflected unfavorable impacts from manufacturing costs and our mix of business, partially offset by a favorable impact from transactional foreign exchange due to the strengthening of the U.S. Dollar. The unfavorable impact from manufacturing costs was primarily due to supply chain disruptions, including manufacturing and transportation delays, port congestion, labor and container shortages, and shipment delays. The unfavorable impact from our mix of business was primarily due to the change in category mix, driven by the increase in makeup and fragrance net sales, higher costs from new products and product sets, and lower gross margins on DECIEM products, partially offset by strategic price increases.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2022 decreased to 57.9% as compared with 60.2% in fiscal 2021.

Fiscal 2022 vs. Fiscal 2021 Favorable (Unfavorable) Basis Points
General and administrative expenses	100
Advertising, merchandising, sampling and product development	80
Selling	60
Shipping	(70)
Store operating costs	(20)
Stock-based compensation	20
Foreign exchange transactions	(20)
Subtotal	150
Charges associated with restructuring and other activities	50
Goodwill, other intangible and long-lived asset impairments	(30)
Changes in fair value of acquisition-related stock options	60
Total	230

The favorable change in operating expense margin in fiscal 2022 was driven by the increase in net sales, disciplined general and administrative expense management, disciplined advertising and promotional activities primarily to support new product launches and holiday and key shopping moments, and the favorable impact from selling expenses, primarily due to the shift in channel mix to specialty-multi and pure-play sites, partially offset by higher shipping costs due to the increase in net sales volume and increased shipping rates.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$3,170	$2,618
$ Change from prior year	552	2,012
% Change from prior year	21%	100+%

Operating Margin	17.9%	16.1%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, the change in fair value of acquisition-related stock options and changes in fair value of contingent consideration	14%	46%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2022 increased from the prior-year period, primarily driven by the increase in net sales and the decrease in operating expenses as a percentage of net sales, partially offset by the decrease in gross margin, as noted above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the fiscal 2022 and 2021 impact of charges associated with restructuring and other activities of $144 million, or approximately 1% of net sales and $228 million, or approximately 1% of net sales, respectively.
Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$2,753	$3,036
$ Change from prior year	(283)	911
% Change from prior year	(9)%	43%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments and the change in fair value of acquisition-related stock options	(8)%	44%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased in fiscal 2022, reflecting lower results from Estée Lauder and Origins of approximately $571 million, combined, as well as the unfavorable year-over-year impact of goodwill and other intangible asset impairments of $135 million. The decrease in operating income from Estée Lauder and Origins was primarily due to a decrease in net sales.

Partially offsetting the decreases in operating income in fiscal 2022 were higher results from La Mer and Bobbi Brown of approximately $217 million, combined, as well as the favorable year-over-year impact of changes in fair value of acquisition-related stock options relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter of $93 million. The higher results from La Mer reflected an increase in net sales, partially offset by the increase in cost of sales that was mostly due to higher costs for promotional items and higher advertising and promotional activities primarily to support holiday and key shopping moments and new product launches. Operating income from Bobbi Brown increased, primarily driven by an increase in net sales.
See Item 8. Financial Statements and Supplementary Data – Note 18 – Stock Programs for additional information relating to DECIEM stock options.
Makeup

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$133	$(384)
$ Change from prior year	517	1,054
% Change from prior year	100+%	73%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments and the change in fair value of acquisition-related stock options	100+%	(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income increased in fiscal 2022, reflecting higher results from M·A·C and Estée Lauder of approximately $248 million, combined, and the favorable year-over-year impact of other intangible and long-lived asset impairments of $63 million. Operating income from M·A·C increased due to the increase in net sales, partially offset by higher advertising and promotional activities to support new product launches and higher selling costs due to the brick-and-mortar recovery, including more stores being open and increased retail traffic compared to the prior year. Operating income from Estée Lauder increased primarily due to the increase in net sales, partially offset by higher advertising and promotional activities relating to strategic investments to support the makeup recovery and digital advertising and social media spending.

Fragrance

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$456	$215
$ Change from prior year	241	198
% Change from prior year	100+%	100+%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for long-lived asset impairments and changes in fair value of contingent consideration	100+%	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating income increased in fiscal 2022, primarily driven by higher results from Jo Malone London, Tom Ford Beauty and Le Labo of approximately $182 million, combined. The higher results from Jo Malone London primarily reflected the increase in net sales, partially offset by higher cost of sales given the growth of the home subcategory and the increase in advertising and promotional activities and the increase in selling costs resulting from the brick-and-mortar recovery and new product launches. Operating results from Tom Ford Beauty increased, primarily due to higher net sales, partially offset by higher cost of sales due, in part, to the increase in promotional items and the increase in advertising and promotional activities to support strategic investments in digital advertising and social media spending (including costs associated with influencers), hero product franchises, and new product launches. The increases in operating income from Le Labo was primarily driven by the increase in net sales.

Hair Care

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating loss	$(28)	$(19)
$ Change from prior year	(9)	—
% Change from prior year	(47)%	—%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments	(87)%	(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported hair care operating results decreased in fiscal 2022, primarily driven by lower results from Aveda due to increased operating expenses to support the salon and retail store recovery, partially offset by higher results from Bumble and bumble, primarily due to the increase in net sales, as discussed above.

Geographic Regions
The Americas

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$1,159	$518
$ Change from prior year	641	1,562
% Change from prior year	100+%	100+%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of goodwill, other intangible and long-lived asset impairments and the change in fair value of acquisition-related stock options	60%	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas in fiscal 2022, primarily reflecting higher operating results from North America of approximately $612 million, primarily due to the increase in net sales, higher intercompany royalty income primarily from growth in our travel retail business, favorable year-over-year impact of goodwill, other intangible and long-lived asset impairments of $129 million and the favorable year-over-year impact of changes in fair value of acquisition-related stock options relating to the increase in our investment in DECIEM during the fiscal 2021 fourth quarter of $95 million.

Partially offsetting these increases in operating income were higher advertising and promotional activities, primarily to support strategic investments in digital advertising and social media spending and in-store promotions given the increase in brick-and-mortar traffic, and increases in selling expense due to the brick-and-mortar and makeup recovery compared to the prior-year.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$1,360	$1,335
$ Change from prior year	25	338
% Change from prior year	2%	34%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for the impact of long-lived asset impairments and changes in fair value of contingent consideration	(2)%	27%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported operating income increased in Europe, the Middle East & Africa in fiscal 2022, primarily driven by higher results from several affiliates across the region, led by the United Kingdom, reflecting the brick-and-mortar recovery, compared to the prior-year periods and favorable year-over-year impact of long-lived asset impairments of $48 million. Partially offsetting the increase in reported operating income was lower results from our travel retail business. The decrease in operating income from our travel retail business was primarily driven by an increase in intercompany royalty expense to The Americas primarily due to the growth of our travel retail business. Also contributing to the decrease in operating income from our travel retail business was higher advertising and promotional activity primarily to support strategic investments in key areas of growth (primarily hero products and the skin care product category), as well as to capture the current-year increase in airport traffic. These higher expenses were partially offset by the increase in net sales.

Asia/Pacific

	Year Ended June 30
($ in millions)	2022	2021
As Reported:
Operating income	$795	$993
$ Change from prior year	(198)	257
% Change from prior year	(20)%	35%

Non-GAAP Financial Measure(1):
% Change in operating income from prior year adjusting for other intangible asset impairments	3%	33%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 49 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income decreased in Asia/Pacific in fiscal 2022, reflecting the current year other intangible asset impairment relating to Dr.Jart+ of $230 million.

INTEREST AND INVESTMENT INCOME

	Year Ended June 30
(In millions)	2022	2021
Interest expense	$167	$173
Interest income and investment income, net	$30	$51

Interest income and investment income, net decreased primarily due to equity method investment income recognized in the prior-year period relating to our previously held equity method investment in DECIEM.

OTHER INCOME, NET
On May 18, 2021, we acquired additional shares in DECIEM, a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen our leadership position in prestige skin care, expand our global consumer reach and complement our business in the online and specialty-multi channels. We originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased our fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, we excluded the DECIEM stock options, which resulted in an increase in our post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. We remeasured the previously held equity method investment to its fair value of $913 million, resulting in the recognition of a gain of $848 million. The gain on our previously held equity method investment is included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2021. As part of the increase in our investment, we were granted the right to purchase ("Call Option"), and granted the remaining investors a right to sell to us ("Put Option"), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the "net Put (Call) Option"). As a result of this redemption feature, we recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at June 30, 2021. The accounting for the DECIEM business combination was finalized during the fiscal 2022 third quarter.
See Item 8. Financial Statements and Supplementary Data – Note 5 – Acquisition of Businesses for additional information.
On December 18, 2019, we acquired the remaining equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr.Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, we estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in the first quarter of fiscal 2021. We originally acquired a minority interest in Have & Be in December 2015, which included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby we remeasured the previously held equity method investment to its fair value of $660 million, resulting in the recognition of a gain of $530 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated other comprehensive income. The total gain on our previously held equity method investment of $534 million is included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2020.
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
The Tax Cuts and Jobs Act (the “TCJA”) included broad and complex changes to the U.S. tax code that impacted our accounting and reporting for income taxes. See Item 8. Financial Statements and Supplementary Data – Note 9 – Income Taxes for further discussion relating to the TCJA.

	Year Ended June 30
($ in millions)	2022	2021
Earnings before income taxes:	$3,036	$3,331

As Reported:
Effective rate for income taxes	20.7%	13.7%
Basis-point change from prior year	700	(1,980)

Non-GAAP Financial Measure(1):
Effective rate for income taxes	21.3%	18.7%

(1)Excludes the net impact on the effective tax rates of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, other income, net, changes in the fair value of contingent consideration and changes in the fair value of acquisition-related stock options. There was no tax expense associated with the fiscal 2021 other income, net adjustment (previously held equity method investment in DECIEM).

The effective tax rate for fiscal 2022 increased approximately 700 basis points. The increase was primarily attributable to the prior year impact of the fiscal 2021 gain on our previously held equity method investment in DECIEM with no associated tax expense of approximately 530 basis points, as well as the prior-year impact of retroactively electing the global intangible low-taxed income (“GILTI”) high-tax exception under the TCJA of approximately 140 basis points.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2022	2021
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$2,390	$2,870
$ Change from prior year	(480)	2,186
% Change from prior year	(17)%	100+%
Diluted net earnings per common share	$6.55	$7.79
% Change from prior year	(16)%	100+%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill, other intangible and long-lived asset impairments, other income, net, changes in fair value of contingent consideration and changes in fair value of acquisition-related stock options	12%	57%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill, other intangible and long-lived asset impairments; other income, net; the changes in fair value of contingent consideration; the change in fair value of acquisition-related stock options; and the effects of foreign currency translation. The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Year Ended June 30			% Change	% Change in Constant Currency
($ in millions, except per share data)	2022	2021	Variance
Net sales, as reported	$17,737	$16,215	$1,522	9%	10%
Returns associated with restructuring and other activities	4	14	(10)
Net sales, as adjusted	$17,741	$16,229	$1,512	9%	10%

Operating income, as reported	$3,170	$2,618	$552	21%	19%
Charges associated with restructuring and other activities	144	228	(84)
Goodwill, other intangible and long-lived asset impairments	241	188	53
Changes in fair value of contingent consideration	—	(2)	2
Change in fair value of acquisition-related stock options	(55)	40	(95)
Operating income, as adjusted	$3,500	$3,072	$428	14%	13%

Diluted net earnings per common share, as reported	$6.55	$7.79	$(1.24)	(16)%	(17)%
Charges associated with restructuring and other activities	.31	.48	(.17)
Other income, net	—	(2.30)	2.30
Goodwill, other intangible and long-lived asset impairments	.50	.40	.10
Changes in fair value of contingent consideration	—	(.01)	.01
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.12)	.09	(.21)
Diluted net earnings per common share, as adjusted	$7.24	$6.45	$.79	12%	12%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30
($ in millions)	2022	2021	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$9,886	$9,484	$402	$(3)	$399	4%	4%
Makeup	4,667	4,203	464	50	514	11	12
Fragrance	2,508	1,926	582	33	615	30	32
Hair Care	631	571	60	8	68	11	12
Other	49	45	4	—	4	9	9
	17,741	16,229	1,512	88	1,600	9	10
Returns associated with restructuring and other activities	(4)	(14)	10	—	10
Total	$17,737	$16,215	$1,522	$88	$1,610	9%	10%

By Region:
The Americas	$4,623	$3,797	$826	$(22)	$804	22%	21%
Europe, the Middle East & Africa	7,681	6,946	735	117	852	11	12
Asia/Pacific	5,437	5,486	(49)	(7)	(56)	(1)	(1)
	17,741	16,229	1,512	88	1,600	9	10
Returns associated with restructuring and other activities	(4)	(14)	10	—	10
Total	$17,737	$16,215	$1,522	$88	$1,610	9%	10%

The following table reconciles the change in operating income by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill, other intangible and long-lived asset impairments, changes in fair value of contingent consideration and change in fair value of acquisition-related stock options:

	As Reported			Add: Changes in Goodwill, other intangible and long-lived asset impairments	Add: Changes in fair value of contingent consideration	Add: Change in fair value of Acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Year Ended June 30
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$2,753	$3,036	$(283)	$134	$—	$(93)	$(242)	(9)%	(8)%
Makeup	133	(384)	517	(63)	—	(2)	452	100+	100+
Fragrance	456	215	241	(14)	2	—	229	100+	100+
Hair Care	(28)	(19)	(9)	(4)	—	—	(13)	(47)	(87)
Other	—	(2)	2		—	—	2	100	100
	3,314	2,846	$468	$53	$2	$(95)	$428	16%	14%
Charges associated with restructuring and other activities	(144)	(228)
Total	$3,170	$2,618

By Region:
The Americas	$1,159	$518	$641	$(129)	$—	$(95)	$417	100+%	60%
Europe, the Middle East & Africa	1,360	1,335	25	(48)	2	—	(21)	2	(2)
Asia/Pacific	795	993	(198)	230	—	—	32	(20)	3
	3,314	2,846	$468	$53	$2	$(95)	$428	16%	14%
Charges associated with restructuring and other activities	(144)	(228)
Total	$3,170	$2,618

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2022, we had cash and cash equivalents of $3,957 million compared with $4,958 million at June 30, 2021. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.
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

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 17, 2022, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 49% at June 30, 2022 from 48% at June 30, 2021.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 11 – Debt.
Cash Flows

	Year Ended June 30
(In millions)	2022	2021
Net cash provided by operating activities	$3,040	$3,631
Net cash used for investing activities	$(945)	$(1,864)
Net cash used for financing activities	$(3,036)	$(1,892)

The change in net cash flows provided by operations reflected higher working capital needs to support growth and to mitigate the global supply chain challenges, as well as higher cash paid for taxes, partially offset by higher earnings before taxes, excluding non-cash items.

The change in net cash flows used for investing activities primarily reflected cash paid, net of cash acquired, in connection with the acquisition of additional shares in DECIEM in fiscal 2021 and the settlement of net investment hedges. These changes were partially offset by an increase in capital expenditures, primarily driven by increased investments for a new manufacturing facility in Japan, online capabilities, our freestanding stores and counters at retailers to support new and existing distribution and information technology enhancements, as well as investments to support the reopening of our offices located around the world, which were previously closed due to COVID-19.
The change in net cash flows used for financing activities primarily reflected an increase relating to higher treasury stock repurchases in fiscal 2022 and proceeds from the issuance of long-term debt, net in the prior-year period, partially offset by the repayment of short-term debt and repayments and redemptions of long-term debt made in the prior-year period.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for the fiscal 2021 to fiscal 2020 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2022 and through August 17, 2022, see Item 8. Financial Statements and Supplementary Data – Note 17 – Common Stock.
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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2022 and 2021, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan. As we continue to monitor the funded status, we may decide to make cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2023.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2023	2022	2021
Non-qualified domestic noncontributory pension plan benefit payments	$21	$18	$19
International defined benefit pension plan contributions	$35	$38	$40
Post-retirement plan benefit payments	$10	$11	$7

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
Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $259 million and $218 million as of June 30, 2022 and 2021, respectively. This potential change does not consider our underlying foreign currency exposures.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $41 million and $83 million as of June 30, 2022 and 2021, respectively.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2022 and our results of operations for the three fiscal years ended June 30, 2022 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies relate to goodwill, other intangible assets and long-lived assets - impairment assessment and income taxes.

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

When testing goodwill and other indefinite-lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If necessary, we can perform a single step quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and record an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. For fiscal 2022, we elected to perform the quantitative assessment for the goodwill in each of our reporting units and indefinite-lived intangible assets. We engaged a third-party valuation specialist and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. For fiscal 2021, we elected to perform the qualitative assessment for the goodwill in certain of our reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of our reporting units were below carrying value. For our other reporting units and other indefinite-lived intangible assets, a quantitative assessment was performed. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill, Other Intangible Assets and Long-Lived Assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies, Note 6 – Goodwill and Other Intangible Assets.

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
We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. We regularly review deferred tax assets for realizability and establish valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If our assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction to net earnings at that time, while the reduction to a valuation allowance will result in an increase to net earnings at that time.

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
(18)the timing and impact of acquisitions, investments and divestitures; and
(19)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2022.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). The 2022 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2022 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.
The information required by this Item will be included in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2022 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2022 and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2022 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.
Equity Compensation Plan Information as of June 30, 2022

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(4)
Equity compensation plans approved by security holders(1)	10,721,087	$169.28	11,530,239

(1)Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).
(2)Consists of 7,171,826 shares issuable upon exercise of outstanding options, 1,517,875 shares issuable upon conversion of outstanding Restricted Stock Units, 1,429,718 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs and PSUs vested as of June 30, 2022 pending approval by the Stock Plan Subcommittee of our Board of Directors), 121,940 shares issuable upon conversion of Share Units and 479,728 shares issuable upon conversion of Long-term PSUs, including Price-vested units (“PVUs”).
(3)Calculated based upon outstanding options in respect of 7,171,826 shares of our Class A Common Stock.
(4)The 2002 Plan authorizes the grant of shares and benefits other than stock options. As of June 30, 2022, there were 11,080,027 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2022). Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan. The Director Plan currently provides for an annual grant of options and stock units to non-employee directors. As of June 30, 2022, there were 450,212 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2022, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 6% to 379,306,876. All outstanding options to purchase shares of Class A Common Stock, have an exercise price less than $254.67, the closing price on June 30, 2022. Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 2% to 363,206,293.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2022 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2022 Proxy Statement. The 2022 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2022 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)1 and 2.  Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a	Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.16	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.17	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description

4.19	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.21	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.27	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

Exhibit Number	Description

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2022) (SEC File No. 1-14064).*†

10.3a
Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 3, 2022) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).*†

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).*†

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Deirdre Stanley filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.12a	Amendment to Employment Agreement with Deirdre Stanley filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.13	Employment Agreement with Jane Hertzmark Hudis (SEC File No. 1-14064).†

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.14a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.15a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.16	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.16b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.16c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.16e
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.17a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.17b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.18	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.18a	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.19	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.19a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.19b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.19c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.19d	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).*†

10.19e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.19f	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19g	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19h	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.19i
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19j	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).*†

10.19k	Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.19l	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.19m
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17t to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19n
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.19o	Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19p	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19q	Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19r	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.19s
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17y to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19t
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17z to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19u
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17aa to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19v	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19w	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19x	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.20	$2.5 Billion Credit Facility, dated as of October 22, 2021, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2021) (SEC File No. 1-14064).*

10.21	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a	Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (SEC File No. 1-14064).

10.22	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.24	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.25	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.25a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.25b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.25c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (filed as Exhibit 10.24c to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.26	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.26a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.26b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022 is formatted in iXBRL
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
Date: August 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 24, 2022
Fabrizio Freda

WILLIAM P. LAUDER*	Executive Chairman and a Director	August 24, 2022
William P. Lauder

LEONARD A. LAUDER*	Director	August 24, 2022
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 24, 2022
Charlene Barshefsky

ROSE MARIE BRAVO*	Director	August 24, 2022
Rose Marie Bravo

WEI SUN CHRISTIANSON*	Director	August 24, 2022
Wei Sun Christianson

ANGELA WEI DONG*	Director	August 24, 2022
Angela Wei Dong

PAUL J. FRIBOURG*	Director	August 24, 2022
Paul J. Fribourg

JENNIFER HYMAN*	Director	August 24, 2022
Jennifer Hyman

JANE LAUDER*	Director	August 24, 2022
Jane Lauder

RONALD S. LAUDER*	Director	August 24, 2022
Ronald S. Lauder

ARTURO NUÑEZ*	Director	August 24, 2022
Arturo Nuñez

RICHARD D. PARSONS*	Director	August 24, 2022
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 24, 2022
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 24, 2022
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 24, 2022
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 24, 2022
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 24, 2022
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of June 30, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 24, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Estée Lauder Companies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the two years in the period ended June 30, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended June 30, 2022 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Interim and Annual Goodwill and Indefinite-Lived Intangible Assets Impairment Assessments - DECIEM Reporting Unit

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated balance of goodwill and indefinite-lived intangible assets was $2,521 million and $1,992 million, respectively, as of June 30, 2022, of which a significant portion relates to the DECIEM reporting unit and indefinite-lived trademarks. Management assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Management concluded that the changes in circumstances in the reporting units triggered the need for interim impairment reviews of the Company’s trademarks and goodwill. Accordingly, management performed interim impairment tests as of February 28, 2022. To determine the estimated fair value of the reporting units, management uses an equal weighting of the income and market approach. To determine the estimated fair value of other indefinite-lived intangible assets, management uses an income approach, specifically the relief-from-royalty method. The significant assumptions used in these approaches include revenue growth rates and profit margins, and the weighted-average cost of capital used to discount future cash flows for goodwill, and revenue growth rates, the weighted-average cost of capital to discount future cash flows, and royalty rates for trademarks.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill and indefinite-lived intangible assets impairment assessments - DECIEM reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit and indefinite-lived trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and profit margins, and weighted-average cost of capital for goodwill, and revenue growth rates, weighted-average cost of capital, and royalty rates for trademarks; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite-lived intangible assets impairment assessments, including controls over the valuation of the DECIEM reporting unit and trademarks. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the income and relief-from-royalty approaches; (iii) testing the completeness and accuracy of the underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and profit margins, weighted-average cost of capital, and royalty rates. Evaluating management’s assumptions related to revenue growth rates and profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and relief-from-royalty approaches, and (ii) the reasonableness of the weighted-average cost of capital and royalty rates assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 24, 2022
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Estée Lauder Companies Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of earnings, comprehensive income, equity, and cash flow for the year ended June 30, 2020, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020, and the results of its operations and its cash flows for the year ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.
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

New York, New York
August 28, 2020

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2022	2021	2020

Net sales	$17,737	$16,215	$14,294
Cost of sales	4,305	3,834	3,552

Gross profit	13,432	12,381	10,742

Operating expenses
Selling, general and administrative	9,888	9,371	8,637
Restructuring and other charges	133	204	73
Goodwill impairment	—	54	812
Impairment of other intangible and long-lived assets	241	134	614
Total operating expenses	10,262	9,763	10,136

Operating income	3,170	2,618	606

Interest expense	167	173	161
Interest income and investment income, net	30	51	48
Other components of net periodic benefit cost	(2)	12	4
Other income, net	1	847	557
Earnings before income taxes	3,036	3,331	1,046

Provision for income taxes	628	456	350
Net earnings	2,408	2,875	696

Net earnings attributable to noncontrolling interests	(7)	(12)	(12)
Net loss (earnings) attributable to redeemable noncontrolling interest	(11)	7	—
Net earnings attributable to The Estée Lauder Companies Inc.	$2,390	$2,870	$684

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$6.64	$7.91	$1.90
Diluted	$6.55	$7.79	$1.86

Weighted-average common shares outstanding
Basic	360.0	362.9	360.6
Diluted	364.9	368.2	366.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30
(In millions)	2022	2021	2020

Net earnings	$2,408	$2,875	$696

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	91	(21)	(9)
Retirement plan and other retiree benefit adjustments	87	82	12
Translation adjustments	(438)	128	(108)
Benefit (provision) for income taxes on components of other comprehensive income	(61)	(10)	3
Total other comprehensive income (loss), net of tax	(321)	179	(102)
Comprehensive income	2,087	3,054	594

Comprehensive income attributable to noncontrolling interests:
Net earnings	(7)	(12)	(12)
Translation adjustments	4	(1)	—
Total comprehensive income attributable to noncontrolling interests	(3)	(13)	(12)

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net loss (earnings)	(11)	7	—
Translation adjustments	25	17	—
Total comprehensive loss attributable to redeemable noncontrolling interest	14	24	—
Comprehensive income attributable to The Estée Lauder Companies Inc.	$2,098	$3,065	$582
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share data)	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$3,957	$4,958
Accounts receivable, net	1,629	1,702
Inventory and promotional merchandise	2,920	2,505
Prepaid expenses and other current assets	792	603
Total current assets	9,298	9,768

Property, plant and equipment, net	2,650	2,280
Other assets
Operating lease right-of-use assets	1,949	2,190
Goodwill	2,521	2,616
Other intangible assets, net	3,428	4,095
Other assets	1,064	1,022
Total other assets	8,962	9,923
Total assets	$20,910	$21,971

LIABILITIES AND EQUITY
Current liabilities
Current debt	$268	$32
Accounts payable	1,822	1,692
Operating lease liabilities	365	379
Other accrued liabilities	3,360	3,195
Total current liabilities	5,815	5,298

Noncurrent liabilities
Long-term debt	5,144	5,537
Long-term operating lease liabilities	1,868	2,151
Other noncurrent liabilities	1,651	2,037
Total noncurrent liabilities	8,663	9,725

Commitments and contingencies

Redeemable Noncontrolling Interest	842	857

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2022 and June 30, 2021; shares issued: 467,949,351 at June 30, 2022 and 462,633,034 at June 30, 2021; Class B shares authorized: 304,000,000 at June 30, 2022 and June 30, 2021; shares issued and outstanding: 125,542,029 at June 30, 2022 and 128,242,029 at June 30, 2021	6	6
Paid-in capital	5,796	5,335
Retained earnings	13,912	12,244
Accumulated other comprehensive loss	(762)	(470)

	18,952	17,115
Less: Treasury stock, at cost; 236,435,830 Class A shares at June 30, 2022 and 229,115,665 Class A shares at June 30, 2021	(13,362)	(11,058)
Total stockholders’ equity – The Estée Lauder Companies Inc.	5,590	6,057
Noncontrolling interests	—	34
Total equity	5,590	6,091
Total liabilities, redeemable noncontrolling interest and equity	$20,910	$21,971
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Year Ended June 30
(In millions)	2022	2021	2020

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	5,335	4,790	4,403
Common stock dividends	3	3	3
Stock-based compensation	477	542	384
Purchase of shares from noncontrolling interests	(19)	—	—
Paid-in capital, end of year	5,796	5,335	4,790

Retained earnings, beginning of year	12,244	10,134	9,984
Common stock dividends	(843)	(757)	(505)
Net earnings attributable to The Estée Lauder Companies Inc.	2,390	2,870	684
Cumulative effect of adoption of new accounting standards	121	(3)	(29)
Retained earnings, end of year	13,912	12,244	10,134

Accumulated other comprehensive loss, beginning of year	(470)	(665)	(563)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	(292)	195	(102)
Accumulated other comprehensive loss, end of year	(762)	(470)	(665)

Treasury stock, beginning of year	(11,058)	(10,330)	(9,444)
Acquisition of treasury stock	(2,130)	(602)	(768)
Stock-based compensation	(174)	(126)	(118)
Treasury stock, end of year	(13,362)	(11,058)	(10,330)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,590	6,057	3,935

Noncontrolling interests, beginning of year	34	27	25
Net earnings attributable to noncontrolling interests	7	12	12
Distribution to noncontrolling interest holders	—	(6)	(10)
Purchase of shares from noncontrolling interests	(34)	—	—
Translation adjustments and other, net	(7)	1	—
Noncontrolling interests, end of year	—	34	27

Total equity	$5,590	$6,091	$3,962

Redeemable noncontrolling interest, beginning of year	$857	$—	$—
Acquired redeemable noncontrolling interest	—	881	—
Net earnings (loss) attributable to redeemable noncontrolling interest	11	(7)	—
Translation adjustments	(25)	(17)	—
Adjustment of redeemable noncontrolling interest to redemption value	(1)	—	—
Redeemable noncontrolling interest, end of year	$842	$857	$—

Cash dividends declared per common share	$2.33	$2.07	$1.39
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2022	2021	2020

Cash flows from operating activities
Net earnings	$2,408	$2,875	$696
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	727	651	611
Deferred income taxes	(149)	(230)	(143)
Non-cash stock-based compensation	331	327	213
Net loss on disposal of property, plant and equipment	8	23	20
Non-cash restructuring and other charges	14	76	20
Pension and post-retirement benefit expense	78	95	82
Pension and post-retirement benefit contributions	(56)	(59)	(73)
Goodwill, other intangible and long-lived asset impairments	241	188	1,426
Changes in fair value of contingent consideration	—	(2)	(17)
Gain on previously held equity method investment	(1)	(847)	(534)
Other non-cash items	(7)	(20)	(10)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(10)	(398)	625
Increase in inventory and promotional merchandise	(602)	(140)	(3)
Decrease (increase) in other assets, net	(101)	13	(212)
Increase (decrease) in accounts payable	210	440	(308)
Increase (decrease) in other accrued and noncurrent liabilities	1	695	(169)
Increase (decrease) in operating lease assets and liabilities, net	(52)	(56)	56
Net cash flows provided by operating activities	3,040	3,631	2,280
Cash flows from investing activities
Capital expenditures	(1,040)	(637)	(623)
Proceeds from purchase price refund	—	32	—
Payments for acquired businesses, net of cash acquired	(3)	(1,065)	(1,047)
Purchases of investments	(10)	(42)	(5)
Settlement of net investment hedges	108	(152)	(23)
Net cash flows used for investing activities	(945)	(1,864)	(1,698)
Cash flows from financing activities
Proceeds (repayments) of current debt, net	(4)	(744)	755
Proceeds from issuance of long-term debt, net	—	596	2,481
Debt issuance costs	(1)	(4)	(18)
Repayments and redemptions of long-term debt	(18)	(459)	(513)
Net proceeds from stock-based compensation transactions	151	215	180
Payment for acquisition of noncontrolling interest	(15)	—	—
Payments to acquire treasury stock	(2,309)	(733)	(893)
Dividends paid to stockholders	(840)	(753)	(503)
Payments to noncontrolling interest holders for dividends	—	(8)	(10)
Payments of contingent consideration	—	(2)	(18)
Net cash flows provided by (used for) financing activities	(3,036)	(1,892)	1,461

Effect of exchange rate changes on Cash and cash equivalents	(60)	61	(8)
Net increase (decrease) in Cash and cash equivalents	(1,001)	(64)	2,035
Cash and cash equivalents at beginning of year	4,958	5,022	2,987

Cash and cash equivalents at end of year	$3,957	$4,958	$5,022
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under owned brand names, including: Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr.Jart+, DECIEM and The Ordinary. Certain subsidiaries of The Estée Lauder Companies Inc. are also the global licensee of brand names for fragrances and/or cosmetics, including Tom Ford and AERIN.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.
Certain amounts in the notes to the consolidated financial statements of prior years have been reclassified to conform to current year presentation.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(427) million, $147 million and $(106) million, net of tax, in fiscal 2022, 2021 and 2020, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2022, 2021 and 2020.

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

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $(11) million, $(12) million and $51 million in fiscal 2022, 2021 and 2020, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents include $1,883 million and $1,490 million of short-term time deposits at June 30, 2022 and 2021, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments in the common stock of privately-held companies in which the Company has the ability to exercise significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. The Company accounts for its equity securities without readily determinable fair values at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. These investments and its equity method investments were not material to the Company’s consolidated financial statements as of June 30, 2022 and 2021 and are included in Long-term investments in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions. Payment terms are short-term in nature and are generally less than one year.

During fiscal 2021, the Company adopted Accounting Standards Codification (“ASC”) Topic 326 – Financial Instruments – Credit Losses (“ASC 326”) and is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. In accordance with ASC 326, the Company evaluates certain criteria, including aging and historical write-offs, current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables. See Note 14 – Revenue Recognition for additional information.

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

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Capital costs incurred while an asset is being built are classified as Construction in progress and are reclassified to its respective asset class when placed into service. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

For fiscal 2022, the Company elected to perform the quantitative assessment for the goodwill in each of its reporting units and indefinite-lived intangible assets. The Company engaged a third-party valuation specialist and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, the Company used an equal weighting of the income and market approaches. Under the income approach, the Company determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, the Company utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples. To determine the estimated fair value of other indefinite-lived intangible assets, the Company used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates, terminal value, the weighted-average cost of capital used to discount future cash flows and royalty rate.

For fiscal 2021, the Company elected to perform the qualitative assessment for the goodwill in certain of its reporting units and indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value. The Company considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, the Company considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal 2021, a quantitative assessment was performed for the Company’s other reporting units and other indefinite-lived intangible assets. The Company engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, the Company used an equal weighting of the income and market approaches. Under the income approach, the Company determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, the Company utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted-average cost of capital used to discount future cash flows and comparable market multiples. To determine the estimated fair value of other indefinite-lived intangible assets, the Company used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third-party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates, terminal value, the weighted-average cost of capital used to discount future cash flows and royalty rate.
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
For lease modifications that result in partial termination of the lease, the Company has elected the proportional method whereby the carrying amount of the ROU asset is decreased in proportion with the full or partial termination of the lease based on the adjustment to the carrying value of the lease liability. The difference between those adjustments is recognized in Selling, general and administrative expense in the accompanying consolidated statements of earnings at the effective date of the termination.

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
Certain of the Company’s contracts contain lease components as well as non-lease components, such as an agreement to purchase services. For purposes of allocating contract consideration, the Company does not separate the lease components from non-lease components for all asset classes.

Short-term leases (i.e. leases with a term of 12 months or less) are not recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments are recognized in net earnings on a straight-line basis over the lease term.

For certain leases relating to automobiles, information technology equipment and office equipment, the Company applies the guidance of ASC Topic 842 – Leases ("ASC 842") utilizing a portfolio approach. Under this approach, the Company combined and accounted for leases (as a portfolio) with similar characteristics (e.g., lease term, discount rates, etc.) as a single lease, provided its application is not materially different when compared to the application at the individual lease level.
See Note 7 – Leases for further information.
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
The Company’s largest customer for the year ended June 30, 2022 sells products primarily in China travel retail. This customer accounted for $2,232 million or 13%, $2,278 million or 14% and $1,031 million or 7% of the Company's consolidated net sales for the year ended June 30, 2022, 2021 and 2020, respectively. This customer accounted for $399 million, or 24%, and $179 million, or 10%, of the Company's accounts receivable at June 30, 2022 and 2021, respectively.
Revenue Recognition

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

Advertising and Promotion

Global net advertising, merchandising, sampling, promotion and product development expenses of $3,877 million, $3,710 million and $3,398 million in fiscal 2022, 2021 and 2020, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred. The cost of certain promotional products, including samples and testers, are classified within Cost of sales.
Research and Development
Research and development costs of $307 million, $243 million and $228 million in fiscal 2022, 2021 and 2020, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.
Shipping and Handling
Shipping and handling expenses of $860 million, $680 million and $583 million in fiscal 2022, 2021 and 2020, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.
License Arrangements
The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The current licenses had an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. As of June 30, 2022, the remaining terms considering available renewal periods range from 8 years to approximately 10 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
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
The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credits and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction to net earnings at that time, while the reduction to a valuation allowance will result in an increase to net earnings at that time.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at June 30, 2021. The noncontrolling interest is adjusted each reporting period for income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. These adjustments are recorded in Paid-in capital and are not reflected in Net earnings (loss) or Net earnings (loss) attributable to The Estée Lauder Companies Inc. In addition, based on the Company's policy election, if the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, a measurement period adjustment is recorded in Retained earnings and the Company will adjust Net earnings (loss) attributable to The Estée Lauder Companies Inc. as it uses the two-class method when calculating earnings per common share. The fair value of the noncontrolling interest per share is calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the following key assumptions into the Monte Carlo method: risk-free rate, term to mid of last twelve-month period, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility and net sales volatility. See Note 5 – Acquisition of Businesses for additional information regarding the redeemable noncontrolling interest.

Government Assistance
The Company recognizes amounts received from government assistance programs as a reduction to cost of sales or operating expenses in the consolidated statements of earnings when there is reasonable assurance the Company will receive the amount and has met the conditions, if any, required by the government assistance program. Beginning in the second half of fiscal 2020, many governments in locations where the Company operates announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During fiscal 2022, 2021 and 2020, the Company qualified for and recorded $12 million, $84 million and $99 million, respectively, in government assistance, which reduced Selling, general and administrative expenses by $9 million, $78 million and $87 million, respectively, and Cost of sales by $3 million, $6 million and $10 million, respectively. The remaining $2 million recorded in fiscal 2020 was deferred and recognized in fiscal 2021 as a reduction to Cost of sales.
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

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE
Inventory and promotional merchandise consists of the following:

	June 30
(In millions)	2022	2021
Raw materials	$791	$674
Work in process	366	330
Finished goods	1,449	1,213
Promotional merchandise	314	288
	$2,920	$2,505

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	June 30
(In millions)	2022	2021
Assets (Useful Life)

Land	$53	$55
Buildings and improvements (10 to 40 years)	491	256
Machinery and equipment (3 to 10 years)	994	920
Computer hardware and software (4 to 10 years)	1,468	1,303
Furniture and fixtures (5 to 10 years)	129	125
Leasehold improvements	2,246	2,312
Construction in progress	759	647
	6,140	5,618
Less accumulated depreciation and amortization	(3,490)	(3,338)
	$2,650	$2,280

Depreciation and amortization of property, plant and equipment was $543 million, $516 million and $514 million in fiscal 2022, 2021 and 2020, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. See Note 7 – Leases for discussion of property, plant and equipment impairments.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – ACQUISITION OF BUSINESSES
Fiscal 2021
On May 18, 2021, the Company acquired additional shares in DECIEM, a Toronto-based skin care company, for $1,092 million in cash, including proceeds from the issuance of debt. DECIEM is a multi-brand beauty company with a brand portfolio that includes The Ordinary and NIOD. This acquisition is expected to further strengthen the Company’s leadership position in prestige skin care, expand its global consumer reach and complement its business in the online and specialty-multi channels. The Company originally acquired a minority interest in DECIEM in June 2017. The minority interest was accounted for as an equity method investment, which had a carrying value of $65 million at the acquisition date. The acquisition of additional shares increased the Company's fully diluted equity interest from approximately 29% to approximately 76% and was considered a step acquisition. On a fully diluted basis, the DECIEM stock options, discussed below, approximated 4% of the total capital structure. Accordingly, for purposes of determining the consideration transferred, the Company excluded the DECIEM stock options, which resulted in an increase in the Company’s post-acquisition undiluted equity interest from approximately 30% to approximately 78% and the post-acquisition undiluted equity interest of the remaining noncontrolling interest holders of approximately 22%. The Company remeasured the previously held equity method investment to its fair value of $913 million, resulting in the recognition of a gain of $848 million. The gain on the Company’s previously held equity method investment is included in Other income, net in the accompanying consolidated statements of earnings for the year ended June 30, 2021. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”). As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets at June 30, 2021. The accounting for the DECIEM business combination was finalized during the fiscal 2022 third quarter.

A summary of the total consideration transferred, including immaterial measurement period adjustments was finalized during the fiscal 2022 third quarter and recorded as follows:

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded an allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for trademarks. The allocation of the total consideration transferred, including immaterial measurement period adjustments was finalized during the fiscal 2022 third quarter and recorded as follows:

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

The results of operations for DECIEM and acquisition-related costs were not material to the Company's consolidated statements of earnings for the year ended June 30, 2021. Pro forma results of operations reflecting the acquisition of DECIEM are not presented, as the impact on the Company’s consolidated financial results would not have been material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2020
On December 18, 2019, the Company acquired the remaining 66.66% equity interest in Have&Be Co. Ltd. (“Have & Be”), the global skin care company behind Dr.Jart+ and men’s grooming brand Do The Right Thing, for $1,268 million in cash. Based on the final purchase price and working capital adjustments, the Company estimated a refund receivable of $32 million that was outstanding as of June 30, 2020 and was received in fiscal 2021. The Company originally acquired a minority interest in Have & Be in December 2015, and that investment structure included a formula-based call option for the remaining equity interest. The original minority interest was accounted for as an equity method investment, which had a carrying value of $133 million at the acquisition date. The acquisition of the remaining equity interest in Have & Be was considered a step acquisition, whereby the Company remeasured the previously held equity method investment to its fair value of $660 million, resulting in the recognition of a gain of $530 million. The acquisition of the remaining equity interest also resulted in the recognition of a previously unrealized foreign currency gain of $4 million, which was reclassified from accumulated OCI. The total gain on the Company’s previously held equity method investment of $534 million is included in Other income, net in the accompanying consolidated statements of earnings for fiscal 2020. The fair value of the previously held equity method investment was determined based upon a valuation of the acquired business, as of the date of acquisition, using an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies. The accounting for the Have & Be business combination was finalized as of June 30, 2020.
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

The intangible assets acquired in connection with the acquisition of DECIEM is classified as level 3 in the fair value hierarchy. The estimate of the fair values of the acquired amortizable intangible assets were determined using a multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods. Fair value was determined under this approach by estimating future cash flows over multiple periods, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The estimate of the fair values of the acquired intangible assets not subject to amortization were determined using an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition. The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2020
Goodwill	$519	$1,210	$254	$389	$2,372
Accumulated impairments	(95)	(817)	(26)	(33)	(971)
	424	393	228	356	1,401

Goodwill acquired during the year	1,283	6	—	4	1,293
Impairment charges(1)	(54)	(13)	(4)	—	(71)
Translation adjustments, goodwill	(16)	(2)	8	(38)	(48)
Translation adjustments, accumulated impairments	8	—	—	33	41
	1,221	(9)	4	(1)	1,215

Balance as of June 30, 2021
Goodwill	1,786	1,214	262	355	3,617
Accumulated impairments	(141)	(830)	(30)	—	(1,001)
	1,645	384	232	355	2,616

Goodwill measurement period adjustment	13	—	—	—	13
Translation and other adjustments, goodwill	(97)	(98)	(13)	(2)	(210)
Translation and other adjustments, accumulated impairments	3	98	1	—	102
	(81)	—	(12)	(2)	(95)

Balance as of June 30, 2022
Goodwill	1,702	1,116	249	353	3,420
Accumulated impairments	(138)	(732)	(29)	—	(899)
	$1,564	$384	$220	$353	$2,521

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets include trademarks and patents, as well as license agreements and other intangible assets resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist. Other intangible assets (e.g., customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 7 years to 20 years. Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2022 and 2021 were not significant to the Company’s results of operations.
Other intangible assets consist of the following:

	June 30, 2022			June 30, 2021
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,061	$625	$1,436	$2,273	$544	$1,729
License agreements	3	3	—	43	43	—
	$2,064	$628	1,436	$2,316	$587	1,729
Non-amortizable intangible assets:
Trademarks and other			1,992			2,366
Total intangible assets			$3,428			$4,095

The aggregate amortization expense related to amortizable intangible assets for fiscal 2022, 2021 and 2020 was $160 million, $110 million and $73 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2023	2024	2025	2026	2027
Estimated aggregate amortization expense	$149	$148	$148	$148	$131

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2022 Impairment Testing
For further policy information on the Company's policy relating to its impairment assessment of goodwill and other indefinite-lived intangible assets, see Goodwill and Other Indefinite-lived Intangible Assets within Note 2 – Summary of Significant Accounting Policies.

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

During the fiscal 2022 third quarter, given the lower-than-expected growth within key geographic regions and channels for Dr.Jart+ that continue to be impacted by the spread of COVID-19 variants and resurgence in cases and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the lower than expected growth in key retail channels for DECIEM, and the lower than expected results from international expansion to areas that continue to be impacted by COVID-19 for Too Faced, the Company made revisions to the internal forecasts relating to its Dr.Jart+, DECIEM and Too Faced reporting units.

The Company concluded that the changes in circumstances in the reporting units triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s, DECIEM’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of February 28, 2022. The Company concluded that the carrying amounts of the long-lived assets were recoverable. For the Dr.Jart+ reporting unit, the Company also concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $205 million. For the Too Faced and DECIEM reporting units, as the carrying values of the trademarks did not exceed their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, the Company did not record impairment charges. The estimated fair values of Too Faced’s and DECIEM's trademarks exceeded their carrying values by 13% and 3%, respectively. For the Too Faced and DECIEM trademark intangible assets, if all other assumptions are held constant, an increase of 100 basis points and 50 basis points, respectively, in the weighted average cost of capital would result in an impairment charge. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+, DECIEM and Too Faced reporting units were in excess of their carrying values, the Company concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the Dr.Jart+ trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022, the Company determined that the carrying value of the Dr.Jart+ trademark exceeded its fair value. This determination was made based on updated internal forecasts. Given the lower-than-expected growth within key geographic regions and channels that continued to be impacted by the spread of COVID-19 variants, the resurgence in cases, regional lockdowns and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the Company made revisions to the internal forecasts relating to the Dr.Jart+ reporting unit. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets may not be recoverable. The Company concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $25 million. The Company concluded that the carrying amount of the long-lived assets were recoverable. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill. As the estimated fair value of the reporting unit was in excess of its carrying value, the Company concluded that the carrying amount of the goodwill was recoverable and did not record a goodwill impairment charge related to the reporting unit. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

A summary of the trademark impairment charges for the three and twelve months ended June 30, 2022 and the remaining carrying values as of June 30, 2022, for each reporting unit, are as follows:

(In millions)		Impairment Charge		Carrying Value
Reporting Unit:	Geographic Region	Three Months Ended June 30, 2022	Twelve Months Ended June 30, 2022	As of June 30, 2022
GLAMGLOW	The Americas	$—	$11	$—
Dr.Jart+	Asia/Pacific	25	230	428
Total		$25	$241	$428
The impairment charges for the three and twelve months ended June 30, 2022 were reflected in the skin care product category.
Fiscal 2021 Impairment Testing
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
A summary of total lease costs and other information for the periods relating to the Company’s finance and operating leases is as follows:

	June 30
(In millions)	2022	2021	2020
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$9	$11
Interest on lease liabilities	—	—	1
Operating lease cost	465	470	625
Short-term lease cost	24	19	24
Variable lease cost	332	301	158
Total	$833	$799	$819
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$506	$451	$426
Financing cash flows from finance leases	$18	$12	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$279	$267	$266
Right-of-use assets obtained in exchange for new finance lease liabilities	$10	$44	$1
Weighted-average remaining lease term – finance leases	3 years	3 years	2 years
Weighted-average remaining lease term – operating leases	9 years	10 years	11 years
Weighted-average discount rate – finance leases	1.0%	1.1%	2.7%
Weighted-average discount rate – operating leases	2.4%	2.3%	2.5%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2023	$414	$13
Fiscal 2024	377	7
Fiscal 2025	308	2
Fiscal 2026	260	1
Fiscal 2027	215	—
Thereafter	941	—
Total future minimum lease payments	2,515	23
Less imputed interest	(282)	—
Total	$2,233	$23
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30
	2022		2021
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Total current liabilities	$365	13	$379	$18
Total noncurrent liabilities	1,868	10	2,151	27
Total	$2,233	$23	$2,530	$45
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheets as of June 30, 2022 and 2021.
During fiscal 2021 and fiscal 2020, as a result of the continued challenging retail environment due to the COVID-19 pandemic, certain of the Company’s freestanding stores experienced lower net sales and lower expectations of future cash flows. These changes were an indicator that the carrying amounts may not be recoverable. Accordingly, the Company performed a recoverability test by comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. For those freestanding stores that failed step one of this test, the Company then compared the assets carrying values to their estimated fair values. Specifically, for the related ROU assets, the fair value was based on discounting market rent using a real estate discount rate. As a result, the Company recognized $71 million and $215 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings for the year ended June 30, 2021 and 2020, respectively. The fiscal 2021 impairments related to other assets (i.e. rights associated with commercial operating leases) of $27 million, operating lease right-of-use assets of $25 million and the related property, plant and equipment in certain freestanding stores of $19 million. The fiscal 2020 impairments related to operating lease ROU assets of $131 million, as well as the related property, plant and equipment and other long-lived assets in certain freestanding stores of $84 million, combined.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of impairment charges is as follows:

	Year Ended June 30
(In millions)	2021	2020
Product Category	Impairment Charge	Impairment Charge
Skin care	$1	$22
Makeup	52	160
Fragrance	14	18
Hair care	4	14
Other	—	1
Total	$71	$215

Region
The Americas	$23	$103
Europe, the Middle East & Africa	48	104
Asia/Pacific	—	8
Total	$71	$215

NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2022, the Company incurred charges associated with the Post-COVID Business Acceleration Program restructuring activities as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Post-COVID Business Acceleration Program	$4	$5	$109	$9	$127
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company previously estimated a net reduction over the duration of the PCBA Program in the range of approximately 2,000 to 2,500 positions globally, including temporary and part-time employees. The Company has revised these estimates based on the review of the PCBA Program. As of June 30, 2022, the Company estimated a net reduction over the duration of the PCBA Program in the range of 2,500 to 3,000 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimated the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.
The Company approved specific initiatives under the PCBA Program through fiscal 2022 and expects to substantially complete those initiatives through fiscal 2023. The Company previously estimated that the PCBA Program would result in related restructuring and other charges totaling between $400 million and $500 million, before taxes. After concluding the final approvals and reviewing the progress of previously approved initiatives under the PCBA Program that are being implemented, the Company has revised its estimates for cost approvals under the PCBA Program. Inclusive of approvals from inception through June 28, 2022, the Company now estimates that the PCBA Program may result in related restructuring and other charges totaling between $500 million and $515 million, before taxes.

PCBA Program Approvals
The PCBA Program cumulative charges (adjustments) approved by the Company through June 30, 2022 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Fiscal 2021	$42	$(6)	$257	$21	$314
Fiscal 2022	1	15	167	18	201
Cumulative through June 30, 2022	$43	$9	$424	$39	$515

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through June 30, 2022 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Fiscal 2021	$132	$108	$13	$4	$257
Fiscal 2022	83	53	30	1	167
Cumulative through June 30, 2022	$215	$161	$43	$5	$424

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

•Optimize Select Marketing, Brand and Global Functions – The Company has started to reduce its corporate and certain of its brand office footprints and is moving toward the future of work in a post-COVID environment, by restructuring where and how its employees work and collaborate. In addition, the Company has approved initiatives to reduce organizational complexity and leverage scale across various Global functions. These actions will result in asset write-offs, employee severance, lease termination fees, and consulting and other professional services for the design and implementation of the future structures and processes.

•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels in certain areas of its distribution network and, as part of a broader initiative to be completed in phases, the Company has approved initiatives to close a number of underperforming freestanding stores, counters and other retail locations, mainly in certain affiliates across all geographic regions, including the Company's travel retail network. These anticipated closures reflect changing consumer behaviors including higher demand for online and omnichannel capabilities. These activities will result in a net reduction in workforce, inventory and other asset write-offs, termination of contracts, and product returns.

•Exit of the Global Distribution of BECCA Products – In reviewing the Company's brand portfolio to improve efficiency and the sustainability of long-term investments, the decision was made to exit the global distribution of BECCA products due to its limited distribution, the ongoing decline in product demand and the challenging environment caused by the COVID-19 pandemic. These activities resulted in charges for the impairment of goodwill and other intangible assets, product returns, termination of contracts, and employee severance. The Company completed these initiatives during fiscal 2022.

•Exit of Certain Designer Fragrance Licenses – In reviewing the Company’s brand portfolio of fragrances and to focus on investing its resources on alternative opportunities for long-term growth and value creation globally, the Company announced that it would not be renewing its existing license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines when their respective terms expire in June 2023. The Company has since negotiated early termination agreements with each of the licensors effective June 30, 2022 and continued to sell products under these licenses until such time. These actions resulted in employee-related costs, asset write-offs, including charges for the impairment of goodwill, and consulting and legal fees.

•Brand Transformation – In reviewing the Company’s brand portfolio to accelerate growth within the makeup product category and to support long-term investments, the decision was made to strategically reposition Smashbox to capitalize on changing consumer preferences and to mitigate the impact caused by the COVID-19 pandemic on the brand. These actions will result primarily in product returns and inventory write-offs.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Fiscal 2021	$14	$2	$201	$4	$221
Fiscal 2022	4	5	109	9	127
Cumulative through June 30, 2022	$18	$7	$310	$13	$348

(In millions)	Employee- Related Costs	Asset- Related Costs(1)	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Fiscal 2021	$119	$75	$6	$1	$201
Fiscal 2022	84	11	13	1	109
Cumulative through June 30, 2022	$203	$86	$19	$2	$310

(1)Asset-related costs include fiscal 2021 goodwill and other intangible asset impairment charges of $13 million and $34 million, respectively, relating to the exit of the global distribution of BECCA products.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in accrued restructuring charges for the fiscal year ended June 30, 2022 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$119	$75	$6	$1	$201
Cash payments	(18)	—	(6)	(1)	(25)
Non-cash asset write-offs	—	(75)	—	—	(75)
Balance at June 30, 2021	101	—	—	—	101

Charges	84	11	13	1	109
Cash payments	(52)	—	(13)	1	(64)
Non-cash asset write-offs	—	(11)	—	—	(11)
Translation and other adjustments	(8)	—	—	$(2)	$(10)
Balance at June 30, 2022	$125	$—	$—	$—	$125
Accrued restructuring charges at June 30, 2022 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $87 million, $31 million, and $7 million for each of fiscal 2023, 2024 and 2025, respectively.

NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2022	2021	2020
Current:
Federal	$219	$197	$128
Foreign	533	479	368
State and local	25	10	(3)
	777	686	493
Deferred:
Federal	(12)	(129)	(93)
Foreign	(136)	(100)	(49)
State and local	(1)	(1)	(1)
	(149)	(230)	(143)
	$628	$456	$350

Earnings before income taxes include amounts contributed by the Company’s foreign operations of $2,248 million, $3,127 million and $2,277 million for fiscal 2022, 2021 and 2020, respectively. A portion of these earnings is taxed in the United States.

On July 20, 2020, the U.S. government released final and proposed regulations under the global intangible low-taxed income (“GILTI”) provisions of the TCJA that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, commencing with the Company's 2019 fiscal year. The Company has elected to apply the GILTI high-tax exception beginning with fiscal 2019 through 2021, and intends to make the election for fiscal 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2022	2021	2020
Provision for income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.7	0.5	(0.1)
Stock-based compensation arrangements – excess tax benefits, net	(2.7)	(3.0)	(7.5)
Previously held equity method investment gain - DECIEM(1)	—	(5.3)	—
GILTI - High-Tax Exception election (adjustment for prior years)	—	(1.4)	—
Taxation of foreign operations	1.4	1.8	11.0
Income tax reserve adjustments	0.3	(0.2)	0.4
Nondeductible goodwill impairment charges	—	0.1	8.0
Other, net	—	0.2	0.7
Effective tax rate(2)	20.7%	13.7%	33.5%

(1)Included in Other income, net in the accompanying consolidated statements of earnings for the fiscal year ended June 30, 2021.
(2)For fiscal 2021 and 2020, the reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the increase from fiscal 2020 to fiscal 2021 in earnings before income taxes.
Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.
All excess tax benefits and tax deficiencies related to share-based compensation awards are recorded as income tax expense or benefit in the consolidated statements of earnings. The Company recognized $82 million, $99 million and $78 million of excess tax benefits, net as a reduction to the provision for income taxes in the accompanying consolidated statements of earnings for the twelve months ended June 30, 2022, 2021 and 2020, respectively.
The Company has $8,089 million of undistributed earnings of foreign subsidiaries at June 30, 2022. Included in this amount is $5,736 million of earnings considered permanently reinvested. There may be foreign tax ramifications associated with the distribution of such permanently reinvested earnings, which the Company is currently evaluating. Since the application of the relevant foreign tax laws to such distribution is largely uncertain at this time, it is not practicable to determine the amount of associated tax. Any state income taxes associated with the distribution of such earnings is not expected to be material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2022	2021
Deferred tax assets:
Compensation-related expenses	$203	$210
Inventory obsolescence and other inventory related reserves	59	72
Retirement benefit obligations	42	54
Various accruals not currently deductible	269	239
Net operating loss, credit and other carryforwards	192	169
Unrecognized state tax benefits and accrued interest	13	12
Lease liabilities	504	591
Other differences between tax and financial statement values	26	74
	1,308	1,421
Valuation allowance for deferred tax assets	(185)	(168)
Total deferred tax assets	1,123	1,253

Deferred tax liabilities:
Fixed assets and intangibles	(204)	(329)
ROU assets	(452)	(517)
Partnership interest in DECIEM	(431)	(467)
Other differences between tax and financial statement values	(33)	(158)
Total deferred tax liabilities	(1,120)	(1,471)
Total net deferred tax assets (liabilities)	$3	$(218)

As of June 30, 2022, the Company had net deferred tax assets of $3 million, of which $695 million is included in Other assets and $692 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets. As of June 30, 2021, the Company had net deferred tax liabilities of $218 million, of which $631 million is included in Other assets and $849 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets.

As of June 30, 2022 and 2021, certain subsidiaries had $523 million and $490 million of foreign net operating loss carryforwards, respectively, the tax effect of which was $136 million and $129 million, respectively, as well as U.S. federal tax credit carryforwards of $56 million and $41 million, respectively. With the exception of $459 million of net operating losses with an indefinite carryforward period as of June 30, 2022, these net operating loss carryforwards expire at various dates through fiscal 2042. The tax credit carryforwards will begin to expire in fiscal 2030.

The Company has recorded a valuation allowance of $185 million and $168 million as of June 30, 2022 and 2021, respectively, principally against certain net operating loss carryforwards and tax credit carryforwards. A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2022, 2021 and 2020, the Company had gross unrecognized tax benefits of $61 million, $62 million, and $70 million, respectively. At June 30, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $51 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2022, 2021 and 2020 in the accompanying consolidated statements of earnings was $4 million, $2 million and $3 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2022 and 2021 was $14 million and $14 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2022	2021	2020
Beginning of the year balance of gross unrecognized tax benefits	$62	$70	$67
Gross amounts of increases as a result of tax positions taken during a prior period	12	9	11
Gross amounts of decreases as a result of tax positions taken during a prior period	(6)	(10)	(9)
Gross amounts of increases as a result of tax positions taken during the current period	7	8	7
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(12)	(13)	(4)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(2)	(2)
End of year balance of gross unrecognized tax benefits	$61	$62	$70

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

Subsequent to June 30, 2022, the IRS completed its examination procedures with respect to fiscal 2021 under the IRS CAP. There was no impact to the Company’s consolidated financial statements. The Company expects to receive formal notification of the conclusion of the IRS CAP process for fiscal 2021 during fiscal 2023. As of June 30, 2022, the compliance process was ongoing with respect to fiscal 2022.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.
During fiscal 2022, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending. On the basis of the information available in this regard as of June 30, 2022, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2022, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2019 – 2022
Canada	2017 – 2022
China	2019 – 2022
France	2019 – 2022
Germany	2017 – 2022
Hong Kong	2016 – 2022
Italy	2018 – 2022
Japan	2020 – 2022
Korea	2019 - 2022
Spain	2018 – 2022
Switzerland	2020 – 2022
United Kingdom	2021 – 2022
United States	2021 – 2022
State of California	2014 – 2022
State and City of New York	2018 – 2022

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – OTHER ACCRUED AND NONCURRENT LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2022	2021
Advertising, merchandising and sampling	$250	$294
Employee compensation	693	670
Deferred revenue	312	322
Payroll and other non-income taxes	345	359
Sales return accrual	252	369
Other	1,508	1,181
	$3,360	$3,195

At June 30, 2022 and 2021, total Other noncurrent liabilities of $1,651 million and $2,037 million included $692 million and $849 million of deferred tax liabilities, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2022
(In millions)	2022	2021	Committed	Uncommitted
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	$636	$636	$—	$—
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	494	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	454	455	—	—
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	294	294	—	—
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”)	197	197	—	—
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”)	561	600
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	613	697	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	642	641	—	—
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	498	498	—	—
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”)	498	496	—	—
2.35% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	250	255	—	—
Commercial paper	—	—	—	2,500
Other long-term borrowings	10	27	—	—
Other current borrowings	18	32	—	171
Revolving credit facility	—	—	2,500	—
	5,412	5,569	$2,500	$2,671
Less current debt including current maturities	(268)	(32)
	$5,144	$5,537

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022, the Company’s long-term debt consisted of the following:

Notes	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)
2049 Senior Notes(9)	November 2019	98.769%	3.189%	$650	$(8)	$—	$(6)	June 1/December 1
2047 Senior Notes(1),(9)	February 2017	99.739	4.165	500	(1)	—	(5)	March 15/September 15
2045 Senior Notes(2),(9)	June 2015	97.999	4.497	300	(5)	—	(3)	June 15/December 15
2045 Senior Notes(2),(9)	May 2016	110.847	3.753	150	14	—	(2)	June 15/December 15
2042 Senior Notes(9)	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(3),(9)	May 2007	98.722	6.093	300	(3)	—	(3)	May 15/November 15
2033 Senior Notes(4),(9)	September 2003	98.645	5.846	200	(2)	—	(1)	April 15/October 15
2031 Senior Notes(5),(7),(9)	March 2021	99.340	2.023	600	(3)	(32)	(4)	March 15/September 15
2030 Senior Notes(7),(9)	April 2020	99.816	2.621	700	(1)	(83)	(3)	April 15/October 15
2029 Senior Notes(8),(9)	November 2019	99.046	2.483	650	(5)	—	(3)	June 1/December 1
2027 Senior Notes(6),(9)	February 2017	99.963	3.154	500	—	—	(2)	March 15/September 15
2024 Senior Notes(9)	November 2019	99.421	2.122	500	(1)	—	(1)	June 1/December 1
2022 Senior Notes(7),(9)	August 2012	99.911	2.360	250	—	—	—	February 15/August 15

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
(7)The Company entered into interest rate swap agreements with a notional amount totaling $250 million, $700 million and $300 million to effectively convert the fixed rate interest on its outstanding 2022 Senior Notes, 2030 Senior Notes and 2031 Senior Notes to variable interest rates based on three months LIBOR plus a margin.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In October 2021, the Company replaced its $1,500 million senior unsecured revolving credit facility that was set to expire in October 2023 with a new $2,500 million senior unsecured revolving credit facility (the “New Facility”). The New Facility expires on October 22, 2026 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $750 million of the New Facility is available for multi-currency loans. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the New Facility were not material. The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings. The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. The New Facility may be increased, at the election of the Company, by up to $500 million in accordance with the terms set forth in the agreement. At June 30, 2022, no borrowings were outstanding under the New Facility.
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
The Company has a $2,500 million commercial paper program under which it may issue commercial paper in the United States. As of June 30, 2022, no amounts were outstanding.
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2022 and 2021, the average amount outstanding was approximately $8 million and $12 million, respectively, and the annualized weighted-average interest rate incurred was approximately 10.2% and 13.0%, respectively.
Refer to Note 16 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2022, over the next five fiscal years.

On August 15, 2022, the Company repaid the outstanding principal balance of its $250 million 2.35% Senior Notes with cash from operations.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At June 30, 2022, the notional amount of derivatives not designated as hedging instruments was $4,105 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2022	2021	Balance Sheet Location	2022	2021
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$57	$12	Other accrued liabilities	$1	$20
Net investment hedges	Prepaid expenses and other current assets	107	34	Other accrued liabilities	—	—
Interest rate-related derivatives	Prepaid expenses and other current assets	24	15	Other accrued liabilities	115	—
Total Derivatives Designated as Hedging Instruments		188	61		116	20
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	27	6	Other accrued liabilities	104	36
Total derivatives		$215	$67		$220	$56

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2022	2021	Earnings	2022	2021
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$69	$(59)	Net sales	$3	$(22)
Interest rate-related derivatives	24	14	Interest expense	(1)	(2)
	93	(45)		2	(24)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	175	(73)		—	—
Total derivatives	$268	$(118)		$2	$(24)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During fiscal 2022 and 2021 the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $11 million and $19 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2022	2021
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$(130)	$—

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging loss recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2022	June 30, 2022
Current debt	$250	$—
Long-term debt	878	(115)
Total debt	$1,128	$(115)

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30
	2022		2021
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$17,737	$167	$16,215	$173
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	130	Not applicable	—
Derivatives designated as hedging instruments	Not applicable	(130)	Not applicable	—

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	(1)	Not applicable	(2)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	3	Not applicable	(22)	Not applicable

The amount of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2022	2021
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(35)	$(17)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2024. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At June 30, 2022, the Company had cash flow hedges outstanding with a notional amount totaling $1,405 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.
For hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of June 30, 2022, the Company’s foreign currency cash flow hedges were highly effective.
The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2022 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $36 million. The accumulated net gain (loss) on derivative instruments in AOCI was $90 million and $(1) million as of June 30, 2022 and 2021, respectively.

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

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of July 2022. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2022, the Company had net investment hedges outstanding with a notional amount totaling $1,372 million.

Credit Risk
As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $215 million at June 30, 2022. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$961	$—	$—	$961
Foreign currency forward contracts	—	191	—	191
Interest rate-related derivatives	—	24	—	24
Total	$961	$215	$—	$1,176

Liabilities:
Foreign currency forward contracts	$—	$105	$—	$105
Interest rate-related derivatives	—	115	—	115
DECIEM stock options	—	—	74	74
Total	$—	$220	$74	$294

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,079	$—	$—	$2,079
Foreign currency forward contracts	—	52	—	52
Interest rate-related derivatives	—	15	—	15
Total	$2,079	$67	$—	$2,146

Liabilities:
Foreign currency forward contracts	$—	$56	$—	$56
DECIEM stock options	—	—	141	141
Total	$—	$56	$141	$197

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2022		2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,957	$3,957	$4,958	$4,958
Current and long-term debt	5,412	5,139	5,569	6,262
DECIEM stock options	74	74	141	141

Derivatives
Foreign currency forward contracts – asset (liability), net	86	86	(4)	(4)
Interest rate-related derivatives – asset (liability), net	(91)	(91)	15	15

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, during fiscal 2022, 2021 and 2020:
Fiscal 2022

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Other intangible assets, net (trademarks)
GLAMGLOW	$11	March 31, 2022	$—
Dr.Jart+	230	February 28, 2022 April 1, 2022	428
Total	$241		$428

(1)See Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

Fiscal 2021

(In millions)	Impairment Charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill
GLAMGLOW	$54	November 30, 2020	$—
BECCA(2)	13	February 28, 2021	—
Other	4	June 30, 2021	—
Total	71		—

Other intangible assets, net (trademark and customer lists)
GLAMGLOW	52	November 30, 2020 April 1, 2021	11
BECCA(2)	34	February 28, 2021	—
Smashbox	11	April 1, 2021	21
Total	97		32

Long-lived assets	71	March 31, 2021 June 30, 2021	66
Total	$239		$98

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2020

(In millions)	Impairment Charges	Date of Fair Value Measurement	Fair Value(1)
Goodwill
Too Faced	$592	March 31, 2020	$13
Smashbox	72	March 31, 2020	—
Editions de Parfums Frédéric Malle	3	April 1, 2020	3
BECCA	85	June 30, 2020	13
GLAMGLOW	60	June 30, 2020	54
Total	812		83

Other intangible assets, net (trademark)
Too Faced	253	March 31, 2020	272
Smashbox	23	March 31, 2020	32
Editions de Parfums Frédéric Malle	11	April 1, 2020	21
BECCA	71	June 30, 2020	27
GLAMGLOW	6	June 30, 2020	57
Total	364		409

Other intangible assets, net (customer lists)
BECCA	35	June 30, 2020	7

Long-lived assets	215	June 30, 2020	200
Total	$1,426		$699

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
Interest rate-related derivatives – The fair values of the Company’s interest rate contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as treasury yield curves, swap yield curves and LIBOR forward rates, were obtained from independent pricing services.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. The acquisition date fair value was calculated using the Monte Carlo Method, which requires certain assumptions. Significant changes in the projected future operating results would result in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have a lesser effect. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e. when they are settled), with an offsetting entry to compensation expense. See Note 5 – Acquisition of Businesses and Note 18 – Stock Programs for discussion.

Changes in the DECIEM stock option liability for the year ended June 30, 2022 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2021	$141
Changes in fair value, net of foreign currency remeasurements(1)	(55)
Translation adjustments and other, net	(12)
DECIEM stock option liability as of June 30, 2022	$74

(1)Amount includes expense attributable to graded vesting of stock options which is not material for the year ended June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – REVENUE RECOGNITION

For further information on the Company's policies relating to revenue recognition and accounts receivable see Note 2 – Summary of Significant Accounting Policies.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $27 million and $40 million as of June 30, 2022 and June 30, 2021, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

	June 30
(In millions)	2022	2021
Allowance for credit losses, beginning of period	$20	$36
ASC 326 cumulative effect adjustment (pre-tax)	—	4
Adjustment for expected credit losses	(3)	(8)
Write-offs, net & other	(7)	(12)
Allowance for credit losses, end of period	$10	20
As a result of the adoption of ASC 326, the Company recorded a cumulative adjustment of approximately $3 million, net of tax, as a reduction to its fiscal 2021 opening balance of retained earnings relating to its trade receivables.
The remaining balance of the allowance for doubtful accounts of $17 million, as of June 30, 2022, relates to non-credit losses, which are primarily due to customer deductions.
Deferred Revenue
Changes in deferred revenue are as follows:

	June 30
(In millions)	2022	2021
Deferred revenue, beginning of period	$371	$279
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(285)	(201)
Revenue deferred during the period	284	294
Other	(8)	(1)
Deferred revenue, end of period	$362	$371

Transaction Price Allocated to the Remaining Performance Obligations

At June 30, 2022, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $312 million. The remaining balance of deferred revenue at June 30, 2022 will be recognized beyond the next twelve months.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries

The components of the above-mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,075	$1,082	$700	$636	$209	$190
Service cost	46	45	31	36	2	2
Interest cost	31	31	10	10	6	6
Plan participant contributions	—	—	7	7	1	—
Actuarial loss (gain)	(164)	(10)	(82)	(9)	(29)	11
Foreign currency exchange rate impact	—	—	(64)	67	(2)	6
Benefits, expenses, taxes and premiums paid	(66)	(74)	(39)	(35)	(10)	(6)
Plan amendments	—	1	1	—	—	—
Settlements	—	—	(6)	(22)	—	—
Special termination benefits	—	—	4	10	—	—
Benefit obligation at end of year	$922	$1,075	$562	$700	$177	$209

Change in plan assets:
Fair value of plan assets at beginning of year	$981	$930	$681	$611	$24	$27
Actual return on plan assets	(95)	106	(37)	11	(1)	3
Foreign currency exchange rate impact	—	—	(64)	69	—	—
Employer contributions	18	19	38	40	—	—
Plan participant contributions	—	—	7	7	1	—
Settlements	—	—	(7)	(22)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(66)	(74)	(39)	(35)	(10)	(6)
Fair value of plan assets at end of year	$838	$981	$579	$681	$14	$24

Funded status	$(84)	$(94)	$17	$(19)	$(163)	$(185)

Amounts recognized in the Balance Sheet consist of:
Other assets	$26	$35	$125	$127	$—	$—
Other accrued liabilities	(20)	(23)	(3)	(4)	(1)	(1)
Other noncurrent liabilities	(90)	(106)	(105)	(142)	(162)	(184)
Funded status	(84)	(94)	17	(19)	(163)	(185)
Accumulated other comprehensive loss	172	200	(16)	15	(1)	27
Net amount recognized	$88	$106	$1	$(4)	$(164)	$(158)

For the twelve months ended June 30, 2022, the $164 million actuarial gain relating to the U.S. pension plans was primarily due to the increase in the weighted average discount rate relating to the Retirement Growth Account Plan and the Restoration Plan from 3.0% to 4.5% and 2.5% to 4.3%, respectively.

For the twelve months ended June 30, 2021, the actuarial gains and losses affecting the benefit obligations were not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$46	$45	$39	$31	$36	$36	$2	$2	$3
Interest cost	31	31	35	10	10	11	6	6	6
Expected return on assets	(55)	(53)	(53)	(13)	(14)	(14)	(1)	(1)	(2)
Amortization of:
Actuarial loss	15	20	15	2	4	6	1	—	—
Prior service cost	—	—	—	(1)	(1)	—	—	—	—
Settlements	—	—	—	—	—	—	—	—	—
Special termination benefits	—	—	—	4	10	—	—	—	—
Net periodic benefit cost	$37	$43	$36	$33	$45	$39	$8	$7	$7
Assumptions used to determine benefit obligations at June 30(1):
Discount rate	4.30 – 4.50%	2.50 – 3.00%	2.50 – 3.00%	0.75 – 9.00%	0.50 – 7.25%	0.50 – 7.00%	4.50 – 9.75%	2.70 – 9.00%	2.70 – 9.00%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.50 – 5.00%	1.00 – 5.00%	1.00– 5.50%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year ended June 30(2):
Discount rate	2.50 – 3.00%	2.50 – 3.00%	3.40 – 3.80%	.50 – 7.25%	.50– 7.00%	.25 – 8.50%	2.70 – 9.00%	2.70 – 9.00%	3.25 – 9.75%
Expected return on assets	6.25%	6.25%	6.75%	1.25 – 7.25%	1.25 – 7.00%	1.50 – 8.50%	6.25%	6.25%	6.75%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50– 8.00%	— – 5.00%	1.00 – 5.50%	1.00 – 5.50%	N/A	N/A	N/A

(1) The weighted-average assumptions used to determine benefit obligations at June 30, 2022 were as follows:
a.Discount rate - 4.48% (U.S.), 2.77% (International) and 4.68% (Other than Pension Plans, Post-retirement)
b.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.96% (International) and N/A (Other than Pension Plans, Post-retirement)
The weighted-average assumptions used to determine benefit obligations at June 30, 2021 were as follows:
a.Discount rate - 2.94% (U.S.), 1.59% (International) and 2.92% (Other than Pension Plans, Post-retirement)
b.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.81% (International) and N/A (Other than Pension Plans, Post-retirement)
(2) The weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30, 2022 were as follows:
a.Discount rate - 2.94% (U.S.), 1.59% (International) and 2.92% (Other than Pension Plans, Post-retirement)
b.Expected return on assets - 6.25% (U.S. and Other than Pension Plans, Post-retirement) and 2.19% (International)
c.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.81% (International) and N/A (Other than Pension Plans, Post-retirement)
The weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30, 2021 were as follows:
a.Discount rate - 2.93% (U.S.), 1.44% (International) and 2.90% (Other than Pension Plans, Post-retirement)
b.Expected return on assets - 6.25% (U.S. and Other than Pension Plans, Post-retirement) and 2.06% (International)
c.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.72% (International) and N/A (Other than Pension Plans, Post-retirement)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The weighted-average interest crediting rate used to determine the benefit obligation and net periodic benefit cost relating to the Company’s U.S. Retirement Growth Account Plan was 4.02% as of and for the years ended June 30, 2022 and 2021.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 5.84% while the weighted-average ultimate trend rate of 4.03% is expected to be reached in approximately 18 years to 24 years.

Amounts recognized in AOCI (before tax) as of June 30, 2022 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses, beginning of year	$198	$20	$27	$245
Actuarial gains recognized	(13)	(31)	(27)	(71)
Amortization and settlements included in net periodic benefit cost	(15)	(2)	(1)	(18)
Translation adjustments	—	—	—	—
Net actuarial losses, end of year	170	(13)	(1)	156

Net prior service cost, beginning of year	2	(5)	—	(3)
Amortization included in net periodic benefit cost	—	2	—	2
Net prior service cost, end of year	2	(3)	—	(1)
Total amounts recognized in AOCI	$172	$(16)	$(1)	$155

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans						Other than Pension Plans
	Retirement Growth Account		Restoration		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$811	$946	$111	$129	$562	$700	$177	$209
Accumulated benefit obligation	$777	$897	$100	$113	$507	$636	$—	$—
Fair value of plan assets	$838	$981	$—	$—	$579	$681	$14	$24

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $265 million and $369 million and aggregate fair value of plan assets of $156 million and $223 million at June 30, 2022 and 2021, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $95 million and $127 million and aggregate fair value of plan assets of $6 million and $5 million at June 30, 2022 and 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2023	$—	$26	$—
Expected benefit payments for year ending June 30,
2023	69	35	10
2024	52	34	10
2025	53	34	11
2026	53	33	11
2027	54	32	12
Years 2028 – 2032	302	159	67

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

The Company’s target asset allocation at June 30, 2022 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement
Equity	42%	14%	42%
Debt securities	50%	60%	50%
Other	8%	26%	8%
	100%	100%	100%

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
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$6	$—	$—	$—	$6
Short-term investment funds	—	59	—	6	65
Government and agency securities	—	103	—	—	103
Commingled funds	378	574	—	144	1,096
Insurance contracts	—	—	46	—	46
Limited partnerships and hedge fund investments	—	—	—	115	115
Total	$384	$736	$46	$265	$1,431

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2021:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	7	—	6	13
Government and agency securities	—	124	—	—	124
Commingled funds	455	660	—	274	1,389
Insurance contracts	—	—	54	—	54
Limited partnerships and hedge fund investments	—	—	—	104	104
Total	$457	$791	$54	$384	$1,686

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in Level 3 plan assets:

	June 30
(In millions)	2022	2021
Insurance Contracts
Balance at beginning of year	$54	$49
Actual return on plan assets:
Relating to assets still held at the reporting date	(3)	1
Purchases, sales, issuances and settlements, net	1	(1)
Foreign exchange impact	(6)	5
Balance at end of year	$46	$54

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $47 million, $49 million and $37 million for fiscal 2022, 2021 and 2020, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.
Deferred Compensation
The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units. The amounts included in the accompanying consolidated balance sheets under these plans were $74 million and $108 million as of June 30, 2022 and 2021, respectively. The expense (benefit) for fiscal 2022, 2021 and 2020 was $(33) million, $31 million and $5 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2022:

		Payments Due in Fiscal
(In millions)	Total	2023	2024	2025	2026	2027	Thereafter
Debt service (1)	$8,151	$429	$170	$665	$161	$661	$6,065
Unconditional purchase obligations (2)	4,742	2,852	705	637	132	133	283
Gross unrecognized tax benefits and interest – current (3)	2	2	—	—	—	—	—
Transition Tax payable(4)	215	27	42	65	81	—	—
Total contractual obligations(5)	$13,110	$3,310	$917	$1,367	$374	$794	$6,348

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases. Interest costs on long-term and current debt in fiscal 2023, 2024, 2025, 2026, 2027 and thereafter are projected to be $174 million, $170 million, $165 million, $161 million, $161 million and $1,765 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2022.
(2)Unconditional purchase obligations primarily include: royalty payments pursuant to license agreements, inventory commitments, information technology contract commitments, capital expenditure commitments, advertising commitments and third-party distribution commitments. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2022, without consideration for potential renewal periods.
(3)Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2022, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties, was $73 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2022.
(5)Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s operating leases.

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including product liability matters (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, tax and privacy. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings are not material to the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – COMMON STOCK

As of June 30, 2022, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2019	221,564.5	139,537.8
Acquisition of treasury stock	(4,665.0)	—
Conversion of Class B to Class A	4,302.4	(4,302.4)
Stock-based compensation	4,088.3	—
Balance at June 30, 2020	225,290.2	135,235.4
Acquisition of treasury stock	(2,580.5)	—
Conversion of Class B to Class A	6,993.4	(6,993.4)
Stock-based compensation	3,814.3	—
Balance at June 30, 2021	233,517.4	128,242.0
Acquisition of treasury stock	(7,393.6)	—
Conversion of Class B to Class A	2,700.0	(2,700.0)
Stock-based compensation	2,689.7	—
Balance at June 30, 2022	231,513.5	125,542.0

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2022, the remaining authorized share repurchase balance was 25.9 million shares. Subsequent to June 30, 2022 and as of August 17, 2022, the Company purchased approximately 0.2 million additional shares of the Company's Class A Common Stock for $63 million pursuant to its share repurchase program.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2022:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2021	August 31, 2021	September 15, 2021	$.53
November 1, 2021	November 30, 2021	December 15, 2021	$.60
February 2, 2022	February 28, 2022	March 15, 2022	$.60
May 2, 2022	May 31, 2022	June 15, 2022	$.60

On August 17, 2022, a dividend was declared in the amount of $.60 per share on the Company's Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2022 to stockholders of record at the close of business on August 31, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – STOCK PROGRAMS

As of June 30, 2022, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of approximately 88.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees, consultants and non-employee directors of the Company. As of June 30, 2022, approximately 11.5 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units (“PVUs”), and share units.
Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2022	2021	2020
Compensation expense(1)	$331	$327	$213
Income tax benefit	$51	$50	$41

(1)Excludes compensation expense relating to liability-classified awards, including DECIEM stock options discussed below.

As of June 30, 2022, the total unrecognized compensation cost related to unvested stock-based awards was $237 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

Stock Options
The following is a summary of the Company’s stock option programs as of June 30, 2022 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2021	7,615.2	$136.24
Granted at fair value	1,061.4	344.09
Exercised	(1,353.5)	111.90
Expired	(5.8)	146.77
Forfeited	(145.5)	253.41
Outstanding at June 30, 2022	7,171.8	169.20	$704	6.0

Vested and expected to vest at June 30, 2022	7,117.3	168.25	$703	6.0

Exercisable at June 30, 2022	5,056.6	125.93	$656	5.0

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2022	2021	2020
Per-share weighted-average grant date fair value of stock options granted	$85.56	$54.83	$51.46

Intrinsic value of stock options exercised	$276	$407	$309

The fair value of each of the Company's option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2022	2021	2020
Weighted-average expected stock-price volatility	27.3%	26.1%	25.1%
Weighted-average expected option life	6 years	8 years	7 years
Average risk-free interest rate	0.9%	0.5%	1.5%
Average dividend yield	0.7%	1.0%	1.0%

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
Restricted Stock Units
The Company granted RSUs in respect of approximately 0.7 million shares of Class A Common Stock during fiscal 2022 with a weighted-average grant date fair value per share of $337.91 that, at the time of grant, are scheduled to vest as follows: 0.2 million in fiscal 2023, 0.2 million in fiscal 2024 and 0.3 million in fiscal 2025. Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s RSUs as of June 30, 2022 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2021	1,857.2	$195.77
Granted	745.9	337.91
Dividend equivalents	11.7	249.11
Vested	(970.6)	178.66
Forfeited	(126.3)	252.38
Nonvested at June 30, 2022	1,517.9	272.26

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Units

During fiscal 2022, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $344.06, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2023, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2021, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs which vested as of June 30, 2021.
The following is a summary of the status of the Company’s PSUs as of June 30, 2022 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2021	800.1	$158.33
Granted	149.4	281.11
Vested and issued	(213.5)	138.15
Forfeited	(7.1)	251.48
Nonvested at June 30, 2022(1)	728.9	188.49

(1) Included approximately 0.1 million PSUs with a performance period ended June 30, 2022 expected to be issued in September 2022 are included in Nonvested at June 30, 2022.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to the Company's Chief Executive Officer (“CEO”) with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which end June 30, 2018, 2019, and 2020. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche will be based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period. Payment with respect to a tranche will be made on the third anniversary of the last day of the respective performance period. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as the payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant. Through June 30, 2022, 258,565 shares of the Company’s Class A Common Stock were issued, and the related dividends paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2018 and 2019.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2018, the Company granted to the Company's CEO PSUs with an aggregate payout of 195,940 shares (in two tranches of 97,970 shares each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of the respective performance periods ending June 30, 2021 and 2022. No portion of the award will generally vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. Settlement, if any, with respect to both tranches will be made on September 3, 2024. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $27 million was estimated using the closing stock price of the Company’s Class A Common Stock as of the date of grant. Since the Company achieved positive Cumulative Operating Income, as defined in the PSU award agreement, and since the executive completed the requisite service, 195,940 shares of the Company’s Class A Common Stock are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant on September 3, 2024.
In March 2021, the Company granted to the Company’s CEO PSUs with an aggregate payout of 68,578 shares of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award will vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period, and delivery of shares of the Company’s Class A Common Stock, if any, will be made on September 2, 2025. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock. The aggregate grant date fair value of the PSUs of approximately $20 million was estimated using the closing stock price of the Company's Class A Common Stock on the date of grant.
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
The Stock Price Goals (per Share) were all achieved during Fiscal 2022 but delivery of the shares are still subject to achievement of the Cumulative Operating Income goal and other terms and conditions in accordance with the terms of the award agreement.

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
The following is a summary of the status of the Company’s share units as of June 30, 2022 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2021	141.6	$68.73
Granted	2.2	332.07
Dividend equivalents	1.0	293.15
Converted	(22.9)	55.65
Outstanding at June 30, 2022	121.9	78.01

Cash Units
Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $(5) million, $29 million and $2 million as compensation expense (income) to reflect additional deferrals and the change in the market value for fiscal 2022, 2021 and 2020, respectively.

DECIEM Stock Options

As a result of the fiscal 2021 acquisition of additional shares of DECIEM, the Company has a stock option plan relating to its majority-owned subsidiary DECIEM (“DECIEM Stock Option Plan”). The DECIEM stock options were issued in replacement of and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM. The DECIEM stock options are subject to the terms and conditions of the DECIEM 2021 Stock Option Plan. As of June 30, 2022, post-combination vested options totaled 92,028 options and post-combination unvested options totaled 2,073 options.

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. Due to a reduction in the fair value of the DECIEM stock options, the total stock option expense for the year ended June 30, 2022 resulted in income of $55 million, net of foreign currency remeasurements. There were no DECIEM stock options exercised during the year ended June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2022, the total unrecognized compensation cost related to unvested stock awards of the DECIEM Stock Option Plan was not material and the related weighted-average period over which it is expected to be recognized is approximately one year.
The following is a summary of the DECIEM stock option program as of June 30, 2022 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2021	94.1	$62.51
Granted at fair value	—	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2022	94.1	60.11	$74	1.9

Vested and expected to vest at June 30, 2022	92.0	54.80	$73	1.9

Exercisable at June 30, 2022	—	—	$—	—

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
	2022	2021	2020
Per-share weighted-average grant date fair value of stock options granted	$—	$1,557	$—

Intrinsic value of stock options exercised	$—	$—	$—

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. As discussed in Note 5 – Acquisition of Businesses, DECIEM stock options, with total fair value of $295 million, were reported as part of the total consideration transferred. The DECIEM stock options are reported as a stock option liability of $74 million and $141 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at June 30, 2022 and June 30, 2021, respectively. The fair value of the stock options were calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and EBITDA and the following key assumptions into the Monte Carlo Method:

	June 30, 2022	June 30, 2021	May 18, 2021
Risk-free rate	3.20%	0.50%	0.50%
Term to mid of last twelve-month period	1.42 years	2.42 years	2.54 years
Operating leverage adjustment	0.45	0.45	0.45
Net sales discount rate	6.00%	3.40%	3.30%
EBITDA discount rate	9.40%	6.90%	6.80%
EBITDA volatility	33.90%	37.70%	38.30%
Net sales volatility	15.30%	17.00%	17.20%

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
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2022	2021	2020
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$2,390	$2,870	$684

Denominator:
Weighted-average common shares outstanding – Basic	360.0	362.9	360.6
Effect of dilutive stock options	3.7	4.0	4.4
Effect of PSUs	0.2	0.2	0.3
Effect of RSUs	1.0	1.1	1.6
Weighted-average common shares outstanding – Diluted	364.9	368.2	366.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$6.64	$7.91	$1.90
Diluted	$6.55	$7.79	$1.86

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Year Ended June 30
(In millions)	2022	2021	2020
Stock options	0.9	0.7	1.3
RSUs and PSUs	0.1	0.1	—
As of June 30, 2022, 2021 and 2020, 0.7 million shares, 0.9 million shares and 1.2 million shares at target, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 18 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2022	2021	2020
Net derivative instruments, beginning of year	$(2)	$14	$21
Gain (loss) on derivative instruments	93	(45)	26
Benefit (provision) for deferred income taxes	(21)	10	(7)
Reclassification to earnings during the year:
Foreign currency forward contracts (1)	(3)	22	(35)
Interest rate-related derivatives (2)	1	2	—
Benefit (provision) for deferred income taxes on reclassification (3)	—	(5)	9
Net derivative instruments, end of year	68	(2)	14

Net pension and post-retirement adjustments, beginning of year	(179)	(244)	(253)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	71	60	(9)
Prior service credit recognized	(1)	(1)	—
Translation adjustments	—	—	(2)
Benefit (provision) for deferred income taxes	(18)	(12)	4
Amortization and settlements included in net periodic benefit cost (4):
Net actuarial losses	18	24	21
Net prior service cost	(1)	(1)	—
Provision for deferred income taxes on reclassification (3)	(4)	(5)	(5)
Net pension and post-retirement adjustments, end of year	(114)	(179)	(244)

Cumulative translation adjustments, beginning of year	(289)	(435)	(331)
Reclassification to earnings during the year	—	(1)	2
Translation adjustments	(409)	145	(108)
Benefit (provision) for deferred income taxes	(18)	2	2
Cumulative translation adjustments, end of year	(716)	(289)	(435)

Accumulated other comprehensive loss	$(762)	$(470)	$(665)

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
(4)See Note 15 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2022	2021	2020
Cash:
Cash paid during the year for interest	$163	$166	$153
Cash paid during the year for income taxes	$760	$664	$537

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$106	$97	$39
Purchase price payable - shares purchased from noncontrolling interests	$38	$—	$—
Purchase price payable - DECIEM stock option	$—	$103	$—
Purchase price refund receivable	$—	$—	$32

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2022	2021	2020
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$9,886	$9,484	$7,382
Makeup	4,667	4,203	4,794
Fragrance	2,508	1,926	1,563
Hair Care	631	571	515
Other	49	45	40
	17,741	16,229	14,294
Returns associated with restructuring and other activities	(4)	(14)	—
Net sales	$17,737	$16,215	$14,294

Depreciation and amortization:
Skin Care	$404	$330	$268
Makeup	213	210	242
Fragrance	89	78	71
Hair Care	20	31	28
Other	1	2	2
	$727	$651	$611

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$2,753	$3,036	$2,125
Makeup	133	(384)	(1,438)
Fragrance	456	215	17
Hair Care	(28)	(19)	(19)
Other	—	(2)	4
	3,314	2,846	689
Reconciliation:
Charges associated with restructuring and other activities	(144)	(228)	(83)
Interest expense	(167)	(173)	(161)
Interest income and investment income, net	30	51	48
Other components of net periodic benefit cost	2	(12)	(4)
Other income, net	1	847	557
Earnings before income taxes	$3,036	$3,331	$1,046

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2022	2021	2020
GEOGRAPHIC DATA(1)
Net sales:
The Americas	$4,623	$3,797	$3,794
Europe, the Middle East & Africa	7,681	6,946	6,262
Asia/Pacific	5,437	5,486	4,238
	17,741	16,229	14,294
Returns associated with restructuring and other activities	(4)	(14)	—
Net sales	$17,737	$16,215	$14,294
Operating income (loss):
The Americas	$1,159	$518	$(1,044)
Europe, the Middle East & Africa	1,360	1,335	997
Asia/Pacific	795	993	736
	3,314	2,846	689
Charges associated with restructuring and other activities	(144)	(228)	(83)
Operating income	$3,170	$2,618	$606

Total assets:
The Americas	$10,989	$11,387	$9,189
Europe, the Middle East & Africa	5,781	5,907	4,319
Asia/Pacific	4,140	4,677	4,273
	$20,910	$21,971	$17,781

Long-lived assets(2):
The Americas	$2,609	$2,521	$2,512
Europe, the Middle East & Africa	1,133	1,314	1,306
Asia/Pacific	857	635	519
	$4,599	$4,470	$4,337

(1)The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.
(2)Includes property, plant and equipment, net and operating lease ROU assets.

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer. The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations, in fiscal 2022, 2021 and 2020 were $4,009 million, $3,356 million and $3,449 million, respectively. Net sales in mainland China, as well as net sales from travel retail locations, in fiscal 2022, 2021 and 2020 were approximately 34%, 36% and 24% of consolidated net sales, respectively. In fiscal 2022, net sales in Korea, including net sales from travel retail locations, were approximately 11% and no other country represented greater than 10% of the Company’s consolidated net sales.
The Company’s long-lived assets in the United States at June 30, 2022, 2021 and 2020 were $2,153 million, $2,075 million and $2,192 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2022
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (a)	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2022	$40	$5	$—	$18	(b)	$27
Year ended June 30, 2021	$63	$(5)	$4	$22	(b)	$40
Year ended June 30, 2020	$32	$45	$—	$14	(b)	$63
Deferred tax valuation allowance:
Year ended June 30, 2022	$168	$41	$—	$24		$185
Year ended June 30, 2021	$107	$61	$1	$1		$168
Year ended June 30, 2020	$49	$32	$28	$2		$107

(a) For the year ended June 30, 2021, “Charged to Other Accounts” includes the impact of the fiscal 2021 adoption of ASC 326 of $4 million, pre-tax.
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

4.14	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15
Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.16	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.17
Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description
4.19
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.21
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25
Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.27
Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a
First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

Exhibit Number	Description
10.3
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2022) (SEC File No. 1-14064).*†

10.3a
Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 3, 2022) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with John Demsey (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2010) (SEC File No. 1-14064).*†

10.10a	Amendment to Employment Agreement with John Demsey (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Cedric Prouvé (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2011) (SEC File No. 1-14064).*†

10.11a	Amendment to Employment Agreement with Cedric Prouvé (filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Deirdre Stanley filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.12a	Amendment to Employment Agreement with Deirdre Stanley filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.13	Employment Agreement with Jane Hertzmark Hudis (SEC File No. 1-14064).†

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

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

10.15a
Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.16
The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16a
The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.16b
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.16c
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16d
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.16e
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.17a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.17b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.18
Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.18a
Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.19	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.19a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.19b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.19c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.19d
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 4, 2011) (SEC File No. 1-14064).*†

10.19e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.19f
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19g
Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.19i
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19j
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).*†

10.19k
Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.19l
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17u to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.19m
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17t to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19n
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.19o
Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19p
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19q
Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021 (SEC File No. 1-14064).*†

10.19r
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19s
Form of Restricted Stock Unit Award Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17y to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.19t
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17z to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19u
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17aa to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19v
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19w
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19x
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064). *†

10.20
$2.5 Billion Credit Facility, dated as of October 22, 2021, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2021) (SEC File No. 1-14064).*

10.21
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a	Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (SEC File No. 1-14064).

10.22
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

10.23a
First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23b
Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23c
Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23d
Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.24	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.25
Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.25a
First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.25b
Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.25c
Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021(filed as Exhibit 10.24c to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.26
License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.26a
First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.26b
Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022 is formatted in iXBRL
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.