Form 10-Q
period 2022-09-30
ESTEE LAUDER COMPANIES INC
filed 2022-11-02
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 26, 2022, 231,270,298 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2022	2021

Net sales	$3,930	$4,392
Cost of sales	1,023	1,057

Gross profit	2,907	3,335

Operating expenses
Selling, general and administrative	2,244	2,394
Restructuring and other charges	2	6
Total operating expenses	2,246	2,400

Operating income	661	935

Interest expense	46	42
Interest income and investment income, net	15	4
Other components of net periodic benefit cost	(3)	1
Other income	—	1
Earnings before income taxes	633	897

Provision for income taxes	143	202
Net earnings	490	695

Net earnings attributable to noncontrolling interests	—	(1)
Net earnings attributable to redeemable noncontrolling interest	(1)	(2)
Net earnings attributable to The Estée Lauder Companies Inc.	$489	$692

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.37	$1.91
Diluted	$1.35	$1.88

Weighted-average common shares outstanding
Basic	357.9	362.2
Diluted	361.4	367.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30
(In millions)	2022	2021

Net earnings	$490	$695

Other comprehensive income (loss):
Net cash flow hedge gain	49	21
Retirement plan and other retiree benefit adjustments	—	4
Translation adjustments	(381)	(186)
Benefit (provision) for income taxes on components of other comprehensive income	(19)	(12)
Total other comprehensive income (loss), net of tax	(351)	(173)
Comprehensive income	139	522

Comprehensive income attributable to noncontrolling interests:
Net earnings	—	(1)
Translation adjustments	—	1
Total comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income attributable to redeemable noncontrolling interest:
Net earnings	(1)	(2)
Translation adjustments	35	17
Total comprehensive income attributable to redeemable noncontrolling interest	34	15
Comprehensive income attributable to The Estée Lauder Companies Inc.	$173	$537
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30 2022	June 30 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,938	$3,957
Accounts receivable, net	2,156	1,629
Inventory and promotional merchandise	3,018	2,920
Prepaid expenses and other current assets	754	792
Total current assets	8,866	9,298

Property, plant and equipment, net	2,654	2,650

Other assets
Operating lease right-of-use assets	1,858	1,949
Goodwill	2,415	2,521
Other intangible assets, net	3,190	3,428
Other assets	1,006	1,064
Total other assets	8,469	8,962
Total assets	$19,989	$20,910

LIABILITIES AND EQUITY
Current liabilities
Current debt	$266	$268
Accounts payable	1,392	1,822
Operating lease liabilities	340	365
Other accrued liabilities	3,273	3,360
Total current liabilities	5,271	5,815

Noncurrent liabilities
Long-term debt	5,107	5,144
Long-term operating lease liabilities	1,781	1,868
Other noncurrent liabilities	1,505	1,651
Total noncurrent liabilities	8,393	8,663

Contingencies

Redeemable Noncontrolling Interest	808	842

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2022 and June 30, 2022; shares issued: 468,356,871 at September 30, 2022 and 467,949,351 at June 30, 2022; Class B shares authorized: 304,000,000 at September 30, 2022 and June 30, 2022; shares issued and outstanding: 125,542,029 at September 30, 2022 and 125,542,029 at June 30, 2022	6	6
Paid-in capital	5,875	5,796
Retained earnings	14,185	13,912
Accumulated other comprehensive loss	(1,078)	(762)
	18,988	18,952
Less: Treasury stock, at cost; 236,867,993 Class A shares at September 30, 2022 and 236,435,830 Class A shares at June 30, 2022	(13,471)	(13,362)
Total equity	5,517	5,590
Total liabilities, redeemable noncontrolling interest and equity	$19,989	$20,910
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30
(In millions)	2022	2021

Cash flows from operating activities
Net earnings	$490	$695
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	178	183
Deferred income taxes	(53)	(57)
Non-cash stock-based compensation	53	79
Net loss on disposal of property, plant and equipment	2	1
Non-cash restructuring and other charges	9	2
Pension and post-retirement benefit expense	13	21
Pension and post-retirement benefit contributions	(5)	(11)
Gain on previously held equity method investment	—	(1)
Other non-cash items	(3)	3
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(579)	(583)
Increase in inventory and promotional merchandise	(229)	(178)
Decrease (increase) in other assets, net	3	(19)
Decrease in accounts payable	(375)	(191)
Decrease in other accrued and noncurrent liabilities	(135)	(15)
Decrease in operating lease assets and liabilities, net	(19)	(10)
Net cash flows used for operating activities	(650)	(81)

Cash flows from investing activities
Capital expenditures	(152)	(205)
Purchases of investments	—	(6)
Settlement of net investment hedges	138	58
Net cash flows used for investing activities	(14)	(153)

Cash flows from financing activities
Proceeds from current debt, net	249	3
Repayments and redemptions of long-term debt	(254)	(4)
Net proceeds from stock-based compensation transactions	26	36
Payments to acquire treasury stock	(110)	(557)
Dividends paid to stockholders	(215)	(192)
Net cash flows used for financing activities	(304)	(714)

Effect of exchange rate changes on Cash and cash equivalents	(51)	(15)
Net decrease in Cash and cash equivalents	(1,019)	(963)
Cash and cash equivalents at beginning of period	3,957	4,958
Cash and cash equivalents at end of period	$2,938	$3,995
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation losses, net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $352 million and $175 million, net of tax, during the three months ended September 30, 2022 and 2021, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $14 million and $(12) million during the three months ended September 30, 2022 and 2021, respectively.

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

The Company’s largest customer during the quarter sells products primarily in China travel retail and accounted for $413 million or 11%, and $456 million, or 10%, of the Company's consolidated net sales for the three months ended September 30, 2022 and 2021, respectively. This customer accounted for $355 million, or 16%, and $399 million, or 24%, of the Company's accounts receivable at September 30, 2022 and June 30, 2022, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	September 30, 2022	June 30, 2022
Raw materials	$853	$791
Work in process	343	366
Finished goods	1,499	1,449
Promotional merchandise	323	314
	$3,018	$2,920

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	September 30, 2022	June 30, 2022
Assets (Useful Life)
Land	$51	$53
Buildings and improvements (10 to 40 years)	478	491
Machinery and equipment (3 to 10 years)	975	994
Computer hardware and software (4 to 10 years)	1,545	1,468
Furniture and fixtures (5 to 10 years)	127	129
Leasehold improvements	2,174	2,246
Construction in progress	806	759
	6,156	6,140
Less accumulated depreciation and amortization	(3,502)	(3,490)
	$2,654	$2,650

Depreciation and amortization of property, plant and equipment was $136 million and $130 million during the three months ended September 30, 2022 and 2021, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes was 22.6% and 22.5% for the three months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate of 10 basis points was primarily attributable to a higher effective tax rate on the Company's foreign operations and a decrease in excess tax benefits associated with stock-based compensation arrangements, partially offset by a reduction in income tax reserve adjustments.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 1% excise tax on share repurchases and a 15% corporate alternative minimum tax based on global adjusted financial statement income. The excise tax is effective beginning with the Company’s third quarter of fiscal 2023, while the corporate alternative minimum tax will be effective beginning with the Company’s first quarter of fiscal 2024. The Company is currently evaluating the effect of the new law on its consolidated financial statements.

As of September 30, 2022 and June 30, 2022, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $59 million and $61 million, respectively. The total amount of unrecognized tax benefits at September 30, 2022 that, if recognized, would affect the effective tax rate was $49 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2022 in the accompanying consolidated statements of earnings was $1 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at each of September 30, 2022 and June 30, 2022, was $14 million. On the basis of the information available as of September 30, 2022, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2023 first quarter, the Company formally concluded the compliance process with respect to its fiscal 2021 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three months ended September 30, 2022.

Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	September 30, 2022	June 30, 2022
Employee compensation	$430	$693
Deferred revenue	313	312
Payroll and other non-income taxes	325	345
Accrued income taxes	332	267
Sales return accrual	307	252
Other	1,566	1,491
	$3,273	$3,360

At September 30, 2022 and June 30, 2022, total Other noncurrent liabilities of $1,505 million and $1,651 million included $633 million and $692 million of deferred tax liabilities, respectively.

Recently Issued Accounting Standards

FASB ASU No. 2022-04 – Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued authoritative guidance which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations.

Effective for the Company – The guidance becomes effective for the Company’s first quarter fiscal 2024 and is applied on a retrospective basis, except for the requirement to disclose rollforward information which is effective prospectively for the Company’s first quarter fiscal 2025. Early adoption is permitted. Annual disclosures need to be provided in interim periods within the initial year of adoption.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact on consolidated financial statements – The Company has a supplier financing arrangement and is currently evaluating the impact that this guidance will have on its financial statement disclosures.

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

Impact on consolidated financial statements – The Company currently has an implementation team in place that is performing a comprehensive evaluation and assessing the impact of applying this guidance, which includes assessing the impact to business processes and internal controls over financial reporting and the related disclosure requirements. For treasury related arrangements, the Company references LIBOR in its interest rate swap agreements and LIBOR is also used for purposes of discounting certain foreign currency and interest rate forward contracts. The Company is currently evaluating the potential impact of modifying treasury related arrangements and applying the relevant ASC 848 optional practical expedients, as needed. For existing lease, debt arrangements and other contracts, the Company will not adopt any ASC 848 optional practical expedients as it relates to these arrangements. The Company will continue to monitor new contracts that could potentially be eligible for contract modification relief through December 31, 2022.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2022
Goodwill	$1,702	$1,116	$249	$353	$3,420
Accumulated impairments	(138)	(732)	(29)	—	(899)
	1,564	384	220	353	2,521

Translation and other adjustments, goodwill	(101)	—	(5)	(1)	(107)
Translation and other adjustments, accumulated impairments	1	—	—	—	1
	(100)	—	(5)	(1)	(106)

Balance as of September 30, 2022
Goodwill	1,601	1,116	244	352	3,313
Accumulated impairments	(137)	(732)	(29)	—	(898)
	$1,464	$384	$215	$352	$2,415

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2022			June 30, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,945	$640	$1,305	$2,061	$625	$1,436
License agreements	3	3	—	3	3	—
	$1,948	$643	1,305	$2,064	$628	1,436
Non-amortizable intangible assets:
Trademarks and other			1,885			1,992
Total intangible assets			$3,190			$3,428

The aggregate amortization expense related to amortizable intangible assets was $36 million and $45 million for the three months ended September 30, 2022 and 2021, respectively. The estimated aggregate amortization expense for the remainder of fiscal 2023 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2023	2024	2025	2026	2027
Estimated aggregate amortization expense	$105	$140	$140	$140	$123

NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with the Post-COVID Business Acceleration Program for the three months ended September 30, 2022 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total	$5	$(1)	$2	$—	$6

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

As of September 30, 2022, the Company estimated a net reduction over the duration of the PCBA Program in the range of 2,500 to 3,000 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimated the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

As of June 30, 2022, the Company approved specific initiatives under the PCBA Program and expects to substantially complete those initiatives through fiscal 2023. Inclusive of approvals from inception through June 30, 2022, the Company estimates that the PCBA Program may result in related restructuring and other charges totaling between $500 million and $515 million, before taxes.

PCBA Program Approvals

Total PCBA Program cumulative charges (adjustments) approved by the Company through September 30, 2022 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative through June 30, 2022	$43	$9	$424	$39	$515
Three months ended September 30, 2022	—	—	—	—	—
Cumulative through September 30, 2022	$43	$9	$424	$39	$515

Included in the above table, cumulative PCBA Program restructuring initiatives approved by the Company through September 30, 2022 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative through June 30, 2022	$215	$161	$43	$5	$424
Three months ended September 30, 2022	—	—	—	—	—
Cumulative through September 30, 2022	$215	$161	$43	$5	$424

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels in certain areas of its distribution network and, as part of a broader initiative to be completed in phases, the Company has approved initiatives to close a number of underperforming freestanding stores, counters and other retail locations, mainly in certain affiliates across all geographic regions, including the Company's travel retail network. These anticipated closures reflect changing consumer behaviors including higher demand for online and omnichannel capabilities. These activities will result in termination of contracts, a net reduction in workforce, product returns, and inventory and other asset write-offs.

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

•Exit of Certain Designer Fragrance Licenses – In reviewing the Company’s brand portfolio of fragrances and to focus on investing its resources on alternative opportunities for long-term growth and value creation globally, the Company announced that it would not be renewing its existing license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines when their respective terms expire in June 2023. The Company has since negotiated early termination agreements with each of the licensors effective June 30, 2022 and continued to sell products under these licenses until such time. These actions resulted in asset write-offs, including charges for the impairment of goodwill, employee-related costs, and consulting and legal fees.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2022	$18	$7	$310	$13	$348
Three months ended September 30, 2022	5	(1)	2	—	6
Cumulative through September 30, 2022	$23	$6	$312	$13	$354

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2022	$203	$86	$19	$2	$310
Three months ended September 30, 2022	(1)	9	(6)	—	2
Cumulative through September 30, 2022	$202	$95	$13	$2	$312

Changes in accrued restructuring charges for the three months ended September 30, 2022 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2022	$125	$—	$—	$—	$125
Charges	(1)	9	(6)	—	2
Cash payments	(10)	—	—	—	(10)
Non-cash asset write-offs	—	(9)	—	—	(9)
Translation and other adjustments	(8)	—	7	—	(1)
Balance at September 30, 2022	$106	$—	$1	$—	$107

Accrued restructuring charges at September 30, 2022 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $64 million, $34 million and $9 million for the remainder of fiscal 2023 and for fiscal 2024 and 2025, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At September 30, 2022, the notional amount of derivatives not designated as hedging instruments was $3,389 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30, 2022	June 30, 2022	Balance Sheet Location	September 30, 2022	June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$97	$57	Other accrued liabilities	$—	$1
Net investment hedges	Prepaid expenses and other current assets	39	107	Other accrued liabilities	—	—
Interest rate-related derivatives	Prepaid expenses and other current assets	—	24	Other accrued liabilities	154	115
Total Derivatives Designated as Hedging Instruments		136	188		154	116
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	31	27	Other accrued liabilities	54	104
Total derivatives		$167	$215		$208	$220

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$57	$15	Net sales	$15	$(6)
Interest rate-related derivatives	7	—	Interest expense	—	—
	64	15		15	(6)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	71	36		—	—
Total derivatives	$135	$51		$15	$(6)

(1)There was no amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period.
(2)During the three months ended September 30, 2022 and 2021, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $6 million and $2 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2022	2021
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$(39)	$(10)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2022	September 30, 2022
Current debt	$—	$—
Long-term debt	838	(154)
Total debt	$838	$(154)
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30
	2022		2021
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,930	$46	$4,392	$42
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	39	Not applicable	10
Derivatives designated as hedging instruments	Not applicable	(39)	Not applicable	(10)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	—	Not applicable	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	15	Not applicable	(6)	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30
(In millions)		2022	2021
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$11	$(11)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of June 2024. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At September 30, 2022, the Company had cash flow hedges outstanding with a notional amount totaling $1,588 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period sales. As of September 30, 2022, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2022 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $68 million. The accumulated net gain on derivative instruments in AOCI was $139 million and $90 million as of September 30, 2022 and June 30, 2022, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. The Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of May 2023. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2022, the Company had net investment hedges outstanding with a notional amount totaling $1,037 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $167 million at September 30, 2022. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$329	$—	$—	$329
Foreign currency forward contracts	—	167	—	167
Total	$329	$167	$—	$496

Liabilities:
Foreign currency forward contracts	$—	$54	$—	$54
Interest rate-related derivatives	—	154	—	154
DECIEM stock options	—	—	69	69
Total	$—	$208	$69	$277

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$961	$—	$—	$961
Foreign currency forward contracts	—	191	—	191
Interest rate-related derivatives	—	24	—	24
Total	$961	$215	$—	$1,176

Liabilities:
Foreign currency forward contracts	$—	$105	$—	$105
Interest rate-related derivatives	—	115	—	115
DECIEM stock options	—	—	74	74
Total	$—	$220	$74	$294

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2022		June 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,938	$2,938	$3,957	$3,957
Current and long-term debt	5,373	4,809	5,412	5,139
DECIEM stock options	69	69	74	74

Derivatives
Foreign currency forward contracts – asset (liability), net	113	113	86	86
Interest rate-related derivatives – asset (liability), net	(154)	(154)	(91)	(91)

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

Interest rate - related derivatives – The fair values of the Company’s interest rate contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as treasury yield curves, swap yield curves and LIBOR forward rates, were obtained from independent pricing services.

Current and long-term debt – The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. To a lesser extent, debt also includes finance lease obligations for which the carrying amount approximates the fair value. The Company’s debt is classified within Level 2 of the valuation hierarchy.

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The DECIEM stock option liability is measured using the Monte Carlo Method, which requires certain assumptions. Significant changes in the projected future operating results would result in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have a lesser effect. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e., when they are settled), with an offsetting entry to compensation expense. See Note 9 – Stock Programs for discussion.

Changes in the DECIEM stock option liability for the three months ended September 30, 2022 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2022	$74
Changes in fair value, net of foreign currency remeasurements(1)	1
Translation adjustments and other, net	(6)
DECIEM stock option liability as of September 30, 2022	$69

(1)Amount includes expense attributable to graded vesting of stock options which is not material for the three months ended September 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $28 million and $27 million as of September 30, 2022 and June 30, 2022, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	September 30, 2022
Balance at June 30, 2022	$10
Provision for expected credit losses	3
Write-offs, net & other	(1)
Balance at September 30, 2022	$12

The remaining balance of the allowance for doubtful accounts of $16 million and $17 million as of September 30, 2022 and June 30, 2022, respectively, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended September 30
(In millions)	2022	2021
Deferred revenue, beginning of period	$362	$371
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(149)	(170)
Revenue deferred during the period	157	223
Other	(8)	2
Deferred revenue, end of period	$362	$426

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2022, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $313 million. The remaining balance of deferred revenue at September 30, 2022 will be recognized beyond the next twelve months.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the three months ended September 30, 2022 and 2021 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$9	$12	$7	$8	$—	$1
Interest cost	10	8	3	3	2	1
Expected return on plan assets	(14)	(14)	(4)	(4)	—	—
Amortization of:
Actuarial loss	1	4	(1)	—	—	—
Special termination benefits	—	—	—	2	—	—
Net periodic benefit cost	$6	$10	$5	$9	$2	$2

During the three months ended September 30, 2022, the Company made contributions to its international pension plans totaling $3 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30, 2022	June 30, 2022
Other assets	$132	$151
Other accrued liabilities	(24)	(24)
Other noncurrent liabilities	(349)	(357)
Funded status	(241)	(230)
Accumulated other comprehensive loss	158	155
Net amount recognized	$(83)	$(75)

NOTE 8 – CONTINGENCIES

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including product liability matters (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, tax, and privacy. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings are not material to the Company’s consolidated financial statements.

NOTE 9 – STOCK PROGRAMS

Additional information relating to the Company's stock programs and the DECIEM stock options are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $53 million and $79 million for the three months ended September 30, 2022 and 2021, respectively.

Stock Options

During the three months ended September 30, 2022, the Company granted stock options in respect of approximately 1.2 million shares of Class A Common Stock with an exercise price per share of $246.15 and a weighted-average grant date fair value per share of $79.07. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2022 was $44 million.

Restricted Stock Units

During the three months ended September 30, 2022, the Company granted RSUs in respect of approximately 1.1 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $246.16 that, at the time of grant, are scheduled to vest at 0.4 million, 0.4 million, and 0.3 million shares per year, in fiscal 2024, fiscal 2025 and fiscal 2026, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the three months ended September 30, 2022, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $246.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2025, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2022, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.1 million PSUs with a performance period ended June 30, 2022.
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense for the three months ended September 30, 2022 and 2021 was not material. There were no DECIEM stock options exercised during the three months ended September 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The DECIEM stock options are reported as a stock option liability of $69 million and $74 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at September 30, 2022 and June 30, 2022, respectively. The fair value of the stock options were calculated using the following key assumptions into the Monte Carlo Method:

	September 30, 2022	June 30, 2022
Risk-free rate	3.90%	3.20%
Term to mid of last twelve-month period	1.17 years	1.42 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	6.70%	6.00%
EBITDA discount rate	10.10%	9.40%
EBITDA volatility	35.70%	33.90%
Net sales volatility	16.10%	15.30%

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2022	2021
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$489	$692

Denominator:
Weighted-average common shares outstanding – Basic	357.9	362.2
Effect of dilutive stock options	2.7	4.2
Effect of PSUs	0.1	0.2
Effect of RSUs	0.7	1.3
Weighted-average common shares outstanding – Diluted	361.4	367.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.37	$1.91
Diluted	$1.35	$1.88

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30
(In millions)	2022	2021
Stock options	1.3	0.3
RSUs and PSUs	—	0.2

As of September 30, 2022 and 2021, 0.4 million and 0.7 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended September 30
(In millions)	2022	2021
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	5,796	5,335
Common stock dividends	1	1
Stock-based compensation	78	114
Paid-in capital, end of the period	5,875	5,450

Retained earnings, beginning of the period	13,912	12,244
Common stock dividends	(216)	(193)
Net earnings attributable to The Estée Lauder Companies Inc.	489	692
Cumulative effect of adoption of new accounting standards	—	121
Retained earnings, end of the period	14,185	12,864

Accumulated other comprehensive loss, beginning of the period	(762)	(470)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	(316)	(155)
Accumulated other comprehensive loss, end of the period	(1,078)	(625)

Treasury stock, beginning of the period	(13,362)	(11,058)
Acquisition of treasury stock	(92)	(519)
Stock-based compensation	(17)	(37)
Treasury stock, end of the period	(13,471)	(11,614)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,517	6,081

Noncontrolling interests, beginning of the period	—	34
Net earnings attributable to noncontrolling interests	—	1
Translation adjustments and other, net	—	(1)
Noncontrolling interests, end of the period	—	34
Total equity	$5,517	$6,115

Redeemable noncontrolling interest, beginning of the period	$842	$857
Net earnings attributable to redeemable noncontrolling interest	1	2
Translation adjustments	(35)	(17)
Redeemable noncontrolling interest, end of the period	$808	$842

Cash dividends declared per common share	$.60	$.53

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2022:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2022	August 31, 2022	September 15, 2022	$.60

On November 1, 2022, a dividend was declared in the amount of $.66 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 15, 2022 to stockholders of record at the close of business on November 30, 2022.

Common Stock
During the three months ended September 30, 2022, the Company purchased approximately 0.4 million shares of its Class A Common Stock for $110 million.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2022:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2022	$68	$(114)		$(716)		$(762)
OCI before reclassifications	49	(2)	(1)	(352)	(2)	(305)
Amounts reclassified to Net earnings	(11)	—		—		(11)
Net current-period OCI	38	(2)		(352)		(316)
Balance at September 30, 2022	$106	$(116)		$(1,068)		$(1,078)

(1)Consists of foreign currency translation losses.
(2)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2022 and 2021:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended September 30
(In millions)	2022	2021
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$15	$(6)	Net sales
Interest rate-related derivatives	—	—	Interest expense
	15	(6)
Benefit (provision) for deferred taxes	(4)	2	Provision for income taxes
	11	(4)	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of actuarial loss	—	(4)	Other components of net periodic benefit cost (1)
Benefit for deferred taxes	—	1	Provision for income taxes
	—	(3)	Net earnings

Total reclassification adjustments, net	$11	$(7)	Net earnings

(1)See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2022 and 2021 is as follows:

(In millions)	2022	2021
Cash:
Cash paid during the period for interest	$33	$30
Cash paid during the period for income taxes	$113	$125

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$171	$126
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$70	$44

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
The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2022	2021
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,104	$2,449
Makeup	1,052	1,174
Fragrance	607	609
Hair Care	158	148
Other	14	13
	3,935	4,393
Returns associated with restructuring and other activities	(5)	(1)
Net sales	$3,930	$4,392

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$530	$717
Makeup	16	91
Fragrance	133	131
Hair Care	(12)	2
Other	—	—
	667	941
Reconciliation:
Charges associated with restructuring and other activities	(6)	(6)
Interest expense	(46)	(42)
Interest income and investment income, net	15	4
Other components of net periodic benefit cost	3	(1)
Other income	—	1
Earnings before income taxes	$633	$897

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,123	$1,194
Europe, the Middle East & Africa	1,682	1,873
Asia/Pacific	1,130	1,326
	3,935	4,393
Returns associated with restructuring and other activities	(5)	(1)
Net sales	$3,930	$4,392

Operating income:
The Americas	$125	$254
Europe, the Middle East & Africa	334	465
Asia/Pacific	208	222
	667	941
Charges associated with restructuring and other activities	(6)	(6)
Operating income	$661	$935

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three months ended September 30, 2022 and 2021, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2022	2021
NET SALES
By Product Category:
Skin Care	$2,104	$2,449
Makeup	1,052	1,174
Fragrance	607	609
Hair Care	158	148
Other	14	13
	3,935	4,393
Returns associated with restructuring and other activities	(5)	(1)
Net sales	$3,930	$4,392

By Region(1):
The Americas	$1,123	$1,194
Europe, the Middle East & Africa	1,682	1,873
Asia/Pacific	1,130	1,326
	3,935	4,393
Returns associated with restructuring and other activities	(5)	(1)
Net sales	$3,930	$4,392

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$530	$717
Makeup	16	91
Fragrance	133	131
Hair Care	(12)	2
Other	—	—
	667	941
Charges associated with restructuring and other activities	(6)	(6)
Operating income	$661	$935

By Region(1):
The Americas	$125	$254
Europe, the Middle East & Africa	334	465
Asia/Pacific	208	222
	667	941
Charges associated with restructuring and other activities	(6)	(6)
Operating income	$661	$935

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	26.0	24.1
Gross profit	74.0	75.9

Operating expenses:
Selling, general and administrative	57.1	54.5
Restructuring and other charges	0.1	0.1
Total operating expenses	57.2	54.6

Operating income	16.8	21.3
Interest expense	1.2	1.0
Interest income and investment income, net	0.4	0.1
Other components of net periodic benefit cost	(0.1)	—
Other income	—	—

Earnings before income taxes	16.1	20.4
Provision for income taxes	(3.6)	(4.6)

Net earnings	12.5	15.8
Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to redeemable noncontrolling interest	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	12.4%	15.8%

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

Overview

Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are well diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. This diversification allows us to leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 30-32 of our Annual Report on Form 10-K for the year ended June 30, 2022, as well as below.

The COVID-19 pandemic continued to disrupt our operating environment through the fiscal 2023 first quarter, including COVID-related restrictions in China, affecting travel retail in Hainan as well as mainland China. In Hainan, the ongoing restrictions led to prolonged store closures and the curtailment of travel and caused the tightening of inventory by certain of our retailers who had previously placed orders in anticipation of the return of travel that was since delayed. The COVID-related restrictions in mainland China continued to negatively impact retail traffic. During the fiscal 2023 first quarter, our business was also negatively impacted by inflationary pressures, and recession concerns, which caused certain of our retailers in the United States to tighten inventory.

During the first quarter of fiscal 2023, net sales decreased 11%, reflecting the impacts of the challenges noted above.

•Our skin care net sales declined 14%, including the unfavorable impact of foreign currency translation of 3%. The category continues to be pressured by COVID-19 restrictions in Hainan, including the tightening of inventory by certain of our retailers, and in mainland China. The tightening of inventory by certain of our retailers in the United States also negatively impacted the category's growth. Despite these pressures, net sales continued to grow from La Mer and Bobbi Brown.
•Our makeup net sales declined 10%, including the unfavorable impact of foreign currency translation of 4%. While we see progression towards recovery in parts of Asia/Pacific and Europe, Middle East & Africa, driven by strong activation from M·A·C, the limited social and professional activities stemming from the continued COVID-19 restrictions in China, including those impacting travel retail in Hainan and mainland China, and a difficult comparison to the prior-year period due to the timing of shipments, drove the decrease in net sales.
•Our fragrance net sales decreased due to the impact of the license terminations related to certain of our designer fragrances of 12% and the unfavorable impact of foreign currency translation of 5%. Overall the category continues to benefit from the shift in consumer demand toward our luxury and artisanal offerings, including Tom Ford Beauty, Le Labo, Kilian Paris and Jo Malone London.
•Our hair care net sales increased 7%, benefiting from the fiscal 2022 third quarter launch of The Ordinary’s hair care products and Aveda’s distribution expansion into mainland China.

THE ESTÉE LAUDER COMPANIES INC.
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

•Net sales in The Americas decreased 6%, primarily reflecting unfavorable impacts in the United States due to the timing of shipments compared to the prior-year period, the license terminations related to certain of our designer fragrances and the impact of tighter inventory management by certain of our retailers. Latin America grew double digits, reflecting growth in makeup.
•Net sales in Europe, the Middle East & Africa decreased 10%, including the unfavorable impact of foreign currency translation of 4%, primarily due to continued COVID-19 restrictions in China impacting those impacting travel retail in Hainan. Partially offsetting this decrease was an increase in net sales from emerging markets in the region, led by India and the Middle East, driven by growth in the makeup category.
•The continued COVID-19 restrictions impacting our business in Greater China and the Dr.Jart+ travel retail business in Korea drove the net sales decline in Asia/Pacific of 15%, including the unfavorable impact of foreign currency translation of 8%. Most of the other affiliates in the region reflected recovery from the prior-year challenges, led by growth in our fragrance and makeup product categories.

Outlook

The COVID-19 pandemic continues to disrupt business for us, retailers and other companies with which we do business. There have been, and are likely to continue to be, intermittent store closures and supply chain challenges. We are mindful that these trends may continue to impact the pace of recovery. We are seeing a continued and prolonged curtailment in international travel, which is also affecting our travel retail business, particularly in Asia, which historically has been one of our fastest growth areas. In addition to impacting net sales and profitability, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets (i.e. potentially resulting in impairments).

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

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; increasing inflationary pressures; supply chain challenges; social and political issues; regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. For example, the strengthening of the U.S. dollar could negatively impact results within Europe, the Middle East & Africa due to pricing pressures on our retail customers and consumers in key international travel retail locations. Additionally, we continue to monitor the geopolitical tensions between the United States and China, which could have a material adverse effect on our business. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences.

THE ESTÉE LAUDER COMPANIES INC.
As the invasion of Ukraine continues and international sanctions evolve, our business and ability to operate in Russia and Ukraine continue to be negatively impacted. During the fiscal 2023 first quarter, we partially mitigated the negative impact by liquidating the majority of our remaining in-market inventory and not renewing leases that expired or may have been up for renewal for our freestanding stores. We are continuously monitoring the evolving situation, including risks and opportunities that may further affect our business, and will continue to adjust our business plans accordingly. There are uncertainties related to the future impacts on our business, including possible new sanctions that are difficult to predict due to the high level of geopolitical volatility. On a broader perspective, there could be additional negative impacts to our net sales, earnings, assets and cash flows from such uncertainties. We also note that worsening conditions could exacerbate economic challenges in other countries such as inflationary pressures, energy shortages, recessions or other consequences. In fiscal 2022, our operations in Ukraine and Russia accounted for approximately 1% of consolidated net sales. Please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for a more complete discussion of the risks we encounter in our business and industry.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic, including the impacts on our business of the ongoing restrictions in China, and the other macro challenges we are facing, will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, including continuing to execute upon and benefit from efficiencies attributable to previously approved initiatives under the Post-COVID Business Acceleration Program. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

Post-COVID Business Acceleration Program

Information about our restructuring initiative, the Post-COVID Business Acceleration Program, is described in Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein, as well as, in Notes to Consolidated Financial Statements, Note 8 – Charges Associated with Restructuring and Other Activities and in the Overview on page 33 of our Annual Report on Form 10-K for the year ended June 30, 2022.

NET SALES

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$3,930	$4,392
$ Change from prior-year period	(462)
% Change from prior-year period	(11)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased, primarily driven by lower net sales from the skin care and makeup product categories and from all geographic regions primarily due to continued impacts of COVID-19 restrictions in China, affecting travel retail in Hainan and mainland China, as well as the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022. Partially offsetting the decrease in net sales was higher results from the hair care product category.

Skin care net sales declined, primarily driven by Estée Lauder, Dr.Jart+ and Origins, partially offset by higher net sales from La Mer and Bobbi Brown. Makeup net sales decreased due to lower net sales from Estée Lauder and Tom Ford Beauty, partially offset by higher net sales from M·A·C. Partially offsetting these decreases in net sales were hair care net sales increases from The Ordinary and our two hair care brands, led by Aveda.

THE ESTÉE LAUDER COMPANIES INC.
Net sales decreased in Asia/Pacific, primarily due to the continued impacts of COVID-19 restrictions in China, affecting retail traffic and travel. Net sales in Europe, the Middle East & Africa declined, primarily due to the continued impacts of COVID-19 restrictions impacting travel retail in Hainan, as well as lower net sales in the United Kingdom. Net sales in The Americas decreased, driven by the United States, reflecting a difficult comparison to the prior-year period due to timing of shipments, the impact of tighter inventory management by certain of our retailers, as well as the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022.

The total net sales decrease was impacted by approximately $176 million of unfavorable foreign currency translation.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three months ended September 30, 2022 and 2021 of $5 million and $1 million, respectively.

Reported net sales decreased 10%, driven by the decrease from volume of 8%, the unfavorable impact from foreign currency translation of 4%, and the impact from the license terminations of certain of our designer fragrances of 1%. Partially offsetting these decreases was the increase from pricing of 3%, due to the favorable impact from strategic pricing actions and changes in mix.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$2,104	$2,449
$ Change from prior-year period	(345)
% Change from prior-year period	(14)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(11)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales decreased, reflecting lower net sales from Estée Lauder, Dr.Jart+ and Origins, of approximately     $332 million, combined, primarily driven by continued impacts of COVID-19 restrictions in Hainan, including the tightening of inventory by certain of our retailers, and in mainland China. Also contributing to the decrease in net sales was the tightening of inventory by certain of our retailers in the United States.
Partially offsetting these decreases in skin care net sales were higher net sales from La Mer and Bobbi Brown of approximately $25 million, combined. The increase in net sales from La Mer reflected the continued success of hero products, as well as recent launches and targeted expanded consumer reach. Bobbi Brown net sales increased, primarily driven by continued success of hero products and targeted expanded consumer reach.
The skin care net sales decrease was impacted by approximately $85 million of unfavorable foreign currency translation.

Reported skin care net sales decreased 14%, driven by the decrease from volume of 14% and the unfavorable impact from foreign currency translation of 3%. Partially offsetting these decreases was the increase from pricing of 3%, due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$1,052	$1,174
$ Change from prior-year period	(122)
% Change from prior-year period	(10)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased, reflecting lower net sales from Estée Lauder and Tom Ford Beauty of approximately $114 million, combined, primarily driven by continued impacts of COVID-19 restrictions in China, impacting travel retail in Hainan and mainland China.

Partially offsetting these decreases in net sales were higher net sales from M·A·C, primarily driven by the continued success of hero products and recent launches, as well as the brick-and-mortar recovery, including increased retail traffic compared to the prior-year period.

The makeup net sales decrease was impacted by approximately $50 million of unfavorable foreign currency translation.

Reported makeup net sales decreased 10%, driven by the decrease from volume of 5%, the unfavorable impact from foreign currency translation of 4%, and a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by the favorable impact from strategic pricing actions.

Fragrance

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$607	$609
$ Change from prior-year period	(2)
% Change from prior-year period	—%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	5%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales remained virtually flat. This reflected the impact of the license terminations related to the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines ("certain of our designer fragrance licenses") effective June 30, 2022 of approximately $64 million, which were largely offset by higher net sales from our luxury and artisanal offerings, led by Tom Ford Beauty and Le Labo, and by higher net sales from Clinique of approximately $56 million, combined. The increase in net sales from Tom Ford Beauty reflected the continued success of Private Blend and Signature fragrances and new product launches. Net sales from Le Labo increased, reflecting the continued success of hero product franchises, new product launches and targeted expanded consumer reach. Net sales from Clinique increased, primarily reflecting growth in the Happy franchise line of products.

The fragrance net sales decrease was impacted by approximately $35 million of unfavorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales remained virtually flat, driven by the impact from the license terminations of certain of our designer fragrances of 12% and the unfavorable impact from foreign currency translation of 5%. Partially offsetting these decreases was the increase from volume of 13% and the increase from pricing of 4%, due to the favorable impact from strategic pricing actions and changes in mix.
Hair Care

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$158	$148
$ Change from prior-year period	10
% Change from prior-year period	7%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	11%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased, reflecting higher net sales from The Ordinary and our two hair care brands. The increase was led by The Ordinary and Aveda, of approximately $7 million, combined. Net sales from The Ordinary increased, benefiting from the fiscal 2022 third quarter launch of hair care products. The increase in net sales from Aveda was primarily due to the continued success of existing product franchises, the fiscal 2023 first quarter launch of the Color Control franchise and the fiscal 2023 first quarter distribution expansion into mainland China.
The hair care net sales increase was impacted by approximately $6 million of unfavorable foreign currency translation.

Reported hair care net sales increased 7%, driven by the increase from pricing of 14%, due to the favorable impact from strategic pricing actions and changes in mix. Partially offsetting this increase was the decrease from volume of 3%, partially offset by new product innovation, and the unfavorable impact from foreign currency translation of 4%.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.
The Americas

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$1,123	$1,194
$ Change from prior-year period	(71)
% Change from prior-year period	(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales in The Americas decreased, primarily driven by lower net sales in the United States of approximately $72 million. The decrease in net sales in the United States reflected a difficult comparison to the prior-year period due to timing of holiday shipments in the prior-year period, the impact of license terminations related to certain of our designer fragrance licenses effective June 30, 2022 and the impact of tighter inventory management by certain of our retailers.

Partially offsetting the decrease was an increase in net sales in Latin America of approximately $13 million, led by recovery in makeup.

Net sales in The Americas were impacted by approximately $7 million of favorable foreign currency translation.

Reported net sales in The Americas decreased 6%, driven by the decrease from volume of 9% and the impact from the license terminations related to certain of our designer fragrances of 3%. Partially offsetting this decrease was the increase from pricing of 5%, due to the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 1%.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$1,682	$1,873
$ Change from prior-year period	(191)
% Change from prior-year period	(10)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa, primarily driven by lower results from our travel retail business and the United Kingdom, combined, of approximately $166 million. The decrease in net sales from our travel retail business reflects the continued impacts of COVID-19 restrictions impacting travel retail in Hainan. The decrease in net sales from the United Kingdom was driven by lower net sales from Estée Lauder, M·A·C and Jo Malone London.

Partially offsetting these decreases were increases in net sales in our emerging markets, led by an increase in net sales from India and the Middle East, of approximately $11 million, combined, reflecting growth in makeup.

Net sales in Europe, the Middle East & Africa were impacted by approximately $83 million of unfavorable foreign currency translation.

Reported net sales in Europe, the Middle East & Africa decreased 10%, driven by the decrease from volume of 7%, the unfavorable impact from foreign currency translation of 4%, and the impact from the license terminations related to certain of our designer fragrances of 1%. Partially offsetting these decreases was the increase from pricing of 2%, due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Asia/Pacific

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Net sales	$1,130	$1,326
$ Change from prior-year period	(196)
% Change from prior-year period	(15)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific, primarily driven by lower results in Greater China and the Dr.Jart+ travel retail business in Korea, of approximately $217 million, combined, due to the continued impacts of COVID-19 restrictions in China.

Partially offsetting the net sales decrease were increases in most of the other affiliates in the region, as COVID-19 restrictions eased compared to the prior-year period, led by growth in our fragrance and makeup product categories.

Net sales in Asia/Pacific were impacted by approximately $100 million of unfavorable foreign currency translation.

Reported net sales in Asia/Pacific decreased 15%, driven by the decrease from volume of 9% and the unfavorable impact from foreign currency translation of 8%. Partially offsetting these decreases was the increase from pricing of 2%, due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN
Gross margin decreased to 74.0% for the three months ended September 30, 2022 as compared with 75.9% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2022
Three Months Ended
Mix of business	(145)
Obsolescence charges	15
Manufacturing costs and other	(65)
Foreign exchange transactions	5
Subtotal	(190)
Charges associated with restructuring and other activities	—
Total	(190)

The decrease in gross margin reflected unfavorable impacts from our mix of business primarily due to the increase in promotional items and the unfavorable timing of promotional activity compared to the prior-year period, as well as higher manufacturing costs due to continued inflationary pressures.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 57.2% for the three months ended September 30, 2022 as compared with 54.6% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2022
Three Months Ended
General and administrative expenses	30
Advertising, merchandising, sampling and product development	(150)
Selling	(20)
Stock-based compensation	40
Store operating costs	(70)
Shipping	(90)
Foreign exchange transactions	10
Subtotal	(250)
Changes in fair value of acquisition-related stock options	(10)
Total	(260)

The unfavorable change in operating expense margin was primarily due to an unfavorable impact from advertising, merchandising, sampling and product development expenses driven by a decrease in net sales, higher shipping rates due to continued inflationary pressures and shifts in mode of transportation, and higher store operating costs due to the brick-and-mortar recovery, including more stores being open compared to the prior-year period. This change was partially offset by a decrease in general and administrative expenses and stock-based compensation, primarily due to lower employee incentive compensation, as compared to the prior-year period.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income	$661	$935
$ Change from prior-year period	(274)
% Change from prior-year period	(29)%

Operating margin	16.8%	21.3%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	(29)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin was primarily driven by a decrease in net sales, decrease in gross margin and the increase in operating expenses, discussed above.

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
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income	$530	$717
$ Change from prior-year period	(187)
% Change from prior-year period	(26)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of acquisition-related stock options	(26)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased, reflecting lower results from Estée Lauder, Clinique and Origins of approximately $234 million, combined, primarily driven by decreases in net sales. Also contributing to the decrease in operating income from Estée Lauder was an increase in cost of sales primarily due to higher costs for promotional items. Operating income from Clinique also decreased due to higher cost of sales and shipping expenses driven by continued supply chain challenges and inflationary pressures. Partially offsetting the decreases in operating income for Estée Lauder and Clinique was disciplined advertising and promotional expense management.

Partially offsetting the decrease in skin care operating income was lower employee incentive compensation compared to the prior-year period.

Makeup

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income (loss)	$16	$91
$ Change from prior-year period	(75)
% Change from prior-year period	(82)%

Reported makeup operating income decreased, reflecting lower results from Estée Lauder and Tom Ford Beauty of approximately $128 million, combined, primarily driven by a decrease in net sales. The decrease in operating income from Estée Lauder also reflected higher cost of sales, as well as increased costs for advertising and promotional activities.

Partially offsetting the decrease in makeup operating income was lower corporate general and administrative expenses and employee incentive compensation compared to the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income	$133	$131
$ Change from prior-year period	2
% Change from prior-year period	2%

Reported fragrance operating income remained virtually flat. This included higher results from Tom Ford Beauty and Clinique of approximately $22 million, combined. The higher operating income from Tom Ford Beauty was primarily driven by an increase in net sales, partially offset by higher strategic investments in advertising and promotional activities to drive hero products and support new product launches. Clinique operating income increased, primarily due to an increase in net sales. Operating income also increased due to lower employee incentive compensation compared to the prior-year period.

Largely offsetting the increase was the impact of license terminations related to certain of our designer fragrances effective June 30, 2022 and lower results from Jo Malone London of approximately $32 million, combined. Operating income from Jo Malone London decreased, primarily driven by higher cost of sales and shipping costs due to increased inflationary pressures, partially offset by an increase in net sales.

Hair Care

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income (loss)	$(12)	$2
$ Change from prior-year period	(14)
% Change from prior-year period	(100+)%

Reported hair care operating results decreased, primarily driven by lower results from Aveda and Bumble and bumble. The lower results from Aveda were primarily driven by higher advertising and promotional activities to support the brand's expansion into mainland China during the fiscal 2023 first quarter, partially offset by an increase in net sales. Operating results from Bumble and bumble decreased, primarily driven by higher strategic investments in advertising and promotional activities, partially offset by an increase in net sales.

Partially offsetting the decrease in hair care operating income was lower corporate general and administrative expenses and employee incentive compensation compared to the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income	$125	$254
$ Change from prior-year period	(129)
% Change from prior-year period	(51)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of acquisition-related stock options	(50)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results decreased in The Americas, primarily reflecting lower operating results from North America of approximately $134 million. The decrease in operating results in the United States is primarily due to a decrease in net sales and increases in cost of sales and selling expenses due to the brick-and-mortar recovery, including more stores being open and increased retail traffic compared to the prior-year period.
Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income	$334	$465
$ Change from prior-year period	(131)
% Change from prior-year period	(28)%

Reported operating income decreased in Europe, the Middle East & Africa, primarily driven by lower results from our travel retail business of approximately $148 million. Operating income decreased in our travel retail business reflecting the (i) decrease in net sales (ii) increase in cost of sales due to higher costs due to inflationary pressures and (iii) higher advertising and promotional activity primarily to support investments in key markets and digital media campaigns to expand consumer reach.
Asia/Pacific

	Three Months Ended September 30
($ in millions)	2022	2021
As Reported:
Operating income	$208	$222
$ Change from prior-year period	(14)
% Change from prior-year period	(6)%

Reported operating income decreased in Asia/Pacific, primarily driven by a decrease in net sales in Greater China that reflected the continued impacts of COVID-19 restrictions in China, partially offset by disciplined advertising and promotional expense management.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2022	2021
Interest expense	$46	$42
Interest income and investment income, net	$15	$4
Interest income and investment income, net increased, primarily reflecting higher interest rates compared to the prior-year period.

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

	Three Months Ended September 30
	2022	2021
Effective rate for income taxes	22.6%	22.5%
Basis-point change from the prior-year period	10

The increase in the effective tax rate of 10 basis points was primarily attributable to a higher effective tax rate on the Company's foreign operations and a decrease in excess tax benefits associated with stock-based compensation arrangements, partially offset by a reduction in income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2022	2021
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$489	$692
$ Change from prior-year period	(203)
% Change from prior-year period	(29)%
Diluted net earnings per common share	$1.35	$1.88
% Change from prior-year period	(28)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	(28)%

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
The following table provides reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30		Variance	% Change	% Change in constant currency
	2022	2021
Net sales, as reported	$3,930	$4,392	$(462)	(11)%	(7)%
Returns associated with restructuring and other activities	5	1	4
Net sales, as adjusted	$3,935	$4,393	$(458)	(10)%	(6)%

Operating income, as reported	$661	$935	$(274)	(29)%	(26)%
Charges associated with restructuring and other activities	6	6	—
Change in fair value of acquisition-related stock options	1	—	1
Operating income, as adjusted	$668	$941	$(273)	(29)%	(26)%

Diluted net earnings per common share, as reported	$1.35	$1.88	$(.53)	(28)%	(25)%
Charges associated with restructuring and other activities	.02	.01	.01
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	—	—
Diluted net earnings per common share, as adjusted	$1.37	$1.89	$(.52)	(28)%	(24)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended September 30
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$2,104	$2,449	$(345)	$85	$(260)	(14)%	(11)%
Makeup	1,052	1,174	(122)	50	(72)	(10)	(6)
Fragrance	607	609	(2)	35	33	0	5
Hair Care	158	148	10	6	16	7	11
Other	14	13	1	—	1	8	8
	3,935	4,393	(458)	176	(282)	(10)	(6)
Returns associated with restructuring and other activities	(5)	(1)	(4)	—	(4)
Total	$3,930	$4,392	$(462)	$176	$(286)	(11)%	(7)%

By Region:
The Americas	$1,123	$1,194	$(71)	$(7)	$(78)	(6)%	(7)%
Europe, the Middle East & Africa	1,682	1,873	(191)	83	(108)	(10)	(6)
Asia/Pacific	1,130	1,326	(196)	100	(96)	(15)	(7)
	3,935	4,393	(458)	176	(282)	(10)	(6)
Returns associated with restructuring and other activities	(5)	(1)	(4)	—	(4)
Total	$3,930	$4,392	$(462)	$176	$(286)	(11)%	(7)%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of change in fair value of acquisition-related stock options:

	As Reported			Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended September 30
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$530	$717	$(187)	$1	$(186)	(26)%	(26)%
Makeup	16	91	(75)	—	(75)	(82)	(82)
Fragrance	133	131	2	—	2	2	2
Hair Care	(12)	2	(14)	—	(14)	(100+)	(100+)
Other	—	—	—	—	—	—	—
	667	941	(274)	$1	$(273)	(29)%	(29)%
Charges associated with restructuring and other activities	(6)	(6)	0
Total	$661	$935	$(274)

By Region:
The Americas	$125	$254	$(129)	$1	$(128)	(51)%	(50)%
Europe, the Middle East & Africa	334	465	(131)	—	(131)	(28)	(28)
Asia/Pacific	208	222	(14)	—	(14)	(6)	(6)
	667	941	(274)	$1	$(273)	(29)%	(29)%
Charges associated with restructuring and other activities	(6)	(6)	—
Total	$661	$935	$(274)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2022, we had cash and cash equivalents of $2,938 million compared with $3,957 million at June 30, 2022. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 26, 2022, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

Debt
At September 30, 2022, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (12)	$636	$—	$636
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (12)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (12)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (12)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (12)	295	—	295
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (7), (12)	548	—	548
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (8), (12)	586	—	586
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (12)	642	—	642
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (12)	499	—	499
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (12)	498	—	498
Commercial paper	—	249	249
Other long-term borrowings	10	—	10
Other current borrowings	—	17	17
	$5,107	$266	$5,373

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
(7)Consists of $600 million, principal, unamortized debt discount of $3 million, debt issuance costs of $4 million and a $45 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $4 million and a $109 million loss to reflect the fair value of interest rate swaps.
(9)Consists of $650 million principal, unamortized debt discount of $5 million and debt issuance costs of $3 million.
(10)Consists of $500 million principal and debt issuance costs of $1 million.
(11)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(12)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 49% at September 30, 2022 and June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Three Months Ended September 30
(In millions)	2022	2021
Net cash flows used for operating activities	$(650)	$(81)
Net cash flows used for investing activities	$(14)	$(153)
Net cash flows used for financing activities	$(304)	$(714)

The change in net cash flows used for operating activities primarily reflected lower earnings before tax, excluding non-cash items, and the unfavorable change in working capital, reflecting lower accounts payable due to timing of payments, higher inventory levels and lower other accrued liabilities, which includes the settlement of net investment hedges.

The change in net cash flows used for investing activities primarily reflected a favorable impact from the settlement of net investment hedges, which is offset by the unfavorable change in other accrued liabilities as discussed above, and a decrease in capital expenditures compared to the prior-year period.

The change in net cash flows used for financing activities primarily reflected a decrease relating to lower treasury stock repurchases and proceeds from the issuance of short-term commercial paper, partially offset by the repayment of the outstanding principal balance of our $250 million 2.35% senior note that matured during the fiscal 2023 first quarter.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2022, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $282 million and $259 million as of September 30, 2022 and June 30, 2022, respectively. This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $58 million and $41 million as of September 30, 2022 and June 30, 2022, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets - impairment assessment and income taxes. Since June 30, 2022, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2022	215,000	$252.79	215,000	25,665,782
August 2022	51,540	267.25	51,540	25,614,242
September 2022	173,300	243.41	100,250	25,513,992
	439,840	250.79	366,790

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Subsequent to September 30, 2022 and as of October 26, 2022, we purchased approximately 0.3 million additional shares of our Class A Common Stock for $57 million pursuant to our share repurchase program.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: November 2, 2022		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)