Form 10-Q
period 2022-12-31
ESTEE LAUDER COMPANIES INC
filed 2023-02-02
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At January 26, 2023, 231,678,169 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2022	2021	2022	2021

Net sales	$4,620	$5,539	$8,550	$9,931
Cost of sales	1,219	1,223	2,242	2,280

Gross profit	3,401	4,316	6,308	7,651

Operating expenses
Selling, general and administrative	2,630	2,885	4,874	5,279
Restructuring and other charges	8	13	10	19
Impairment of other intangible assets	207	—	207	—
Total operating expenses	2,845	2,898	5,091	5,298

Operating income	556	1,418	1,217	2,353

Interest expense	52	42	98	84
Interest income and investment income, net	26	10	41	14
Other components of net periodic benefit cost	(2)	(2)	(5)	(1)
Other income	—	—	—	1
Earnings before income taxes	532	1,388	1,165	2,285

Provision for income taxes	135	298	278	500
Net earnings	397	1,090	887	1,785

Net earnings attributable to noncontrolling interests	—	(4)	—	(5)
Net loss (earnings) attributable to redeemable noncontrolling interest	(3)	2	(4)	—
Net earnings attributable to The Estée Lauder Companies Inc.	$394	$1,088	$883	$1,780

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.10	$3.02	$2.47	$4.93
Diluted	$1.09	$2.97	$2.45	$4.85

Weighted-average common shares outstanding
Basic	357.7	360.6	357.8	361.4
Diluted	360.4	366.0	360.9	367.0
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021

Net earnings	$397	$1,090	$887	$1,785

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(56)	(5)	(7)	16
Retirement plan and other retiree benefit adjustments	—	4	—	8
Translation adjustments	287	(15)	(94)	(201)
Benefit (provision) for income taxes on components of other comprehensive income	26	(6)	7	(18)
Total other comprehensive income (loss), net of tax	257	(22)	(94)	(195)
Comprehensive income	654	1,068	793	1,590

Comprehensive income attributable to noncontrolling interests:
Net earnings	—	(4)	—	(5)
Translation adjustments	—	1	—	2
Total comprehensive income attributable to noncontrolling interests	—	(3)	—	(3)

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net loss (earnings)	(3)	2	(4)	—
Translation adjustments	(8)	—	27	17
Total comprehensive loss (income) attributable to redeemable noncontrolling interest	(11)	2	23	17
Comprehensive income attributable to The Estée Lauder Companies Inc.	$643	$1,067	$816	$1,604
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31 2022	June 30 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,725	$3,957
Accounts receivable, net	1,932	1,629
Inventory and promotional merchandise	3,069	2,920
Prepaid expenses and other current assets	641	792
Total current assets	9,367	9,298

Property, plant and equipment, net	2,908	2,650

Other assets
Operating lease right-of-use assets	1,847	1,949
Goodwill	2,473	2,521
Other intangible assets, net	3,097	3,428
Other assets	1,039	1,064
Total other assets	8,456	8,962
Total assets	$20,731	$20,910

LIABILITIES AND EQUITY
Current liabilities
Current debt	$260	$268
Accounts payable	1,507	1,822
Operating lease liabilities	349	365
Other accrued liabilities	3,539	3,360
Total current liabilities	5,655	5,815

Noncurrent liabilities
Long-term debt	5,111	5,144
Long-term operating lease liabilities	1,757	1,868
Other noncurrent liabilities	1,487	1,651
Total noncurrent liabilities	8,355	8,663

Commitments and Contingencies

Redeemable Noncontrolling Interest	819	842

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2022 and June 30, 2022; shares issued: 469,124,426 at December 31, 2022 and 467,949,351 at June 30, 2022; Class B shares authorized: 304,000,000 at December 31, 2022 and June 30, 2022; shares issued and outstanding: 125,542,029 at December 31, 2022 and 125,542,029 at June 30, 2022	6	6
Paid-in capital	6,000	5,796
Retained earnings	14,342	13,912
Accumulated other comprehensive loss	(829)	(762)
	19,519	18,952
Less: Treasury stock, at cost; 237,534,951 Class A shares at December 31, 2022 and 236,435,830 Class A shares at June 30, 2022	(13,617)	(13,362)
Total equity	5,902	5,590
Total liabilities, redeemable noncontrolling interest and equity	$20,731	$20,910
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31
(In millions)	2022	2021

Cash flows from operating activities
Net earnings	$887	$1,785
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	359	364
Deferred income taxes	(31)	(43)
Non-cash stock-based compensation	165	192
Net loss on disposal of property, plant and equipment	4	3
Non-cash restructuring and other charges	14	1
Pension and post-retirement benefit expense	26	39
Pension and post-retirement benefit contributions	(12)	(18)
Impairment of other intangible assets	207	—
Gain on previously held equity method investment	—	(1)
Other non-cash items	(5)	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(295)	(407)
Increase in inventory and promotional merchandise	(156)	(164)
Decrease (increase) in other assets, net	33	(57)
Decrease in accounts payable	(310)	(40)
Increase (decrease) in other accrued and noncurrent liabilities	(106)	213
Decrease in operating lease assets and liabilities, net	(29)	(17)
Net cash flows provided by operating activities	751	1,846

Cash flows from investing activities
Capital expenditures	(419)	(459)
Payment for acquired business	—	(3)
Purchases of investments	(4)	(10)
Settlement of net investment hedges	138	58
Net cash flows used for investing activities	(285)	(414)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	244	(4)
Debt issuance costs	—	(1)
Repayments and redemptions of long-term debt	(258)	(10)
Net proceeds from stock-based compensation transactions	37	77
Payments to acquire treasury stock	(257)	(1,428)
Dividends paid to stockholders	(451)	(409)
Net cash flows used for financing activities	(685)	(1,775)

Effect of exchange rate changes on Cash and cash equivalents	(13)	(12)
Net decrease in Cash and cash equivalents	(232)	(355)
Cash and cash equivalents at beginning of period	3,957	4,958
Cash and cash equivalents at end of period	$3,725	$4,603
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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $291 million and $(20) million, net of tax, during the three months ended December 31, 2022 and 2021, respectively, and $(61) million and $(195) million, net of tax, during the six months ended December 31, 2022 and 2021, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $20 million and $(6) million during the three months ended December 31, 2022 and 2021, respectively, and $34 million and $(18) million during the six months ended December 31, 2022 and 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and seller of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to retailers in its travel retail business, department stores, specialty multi-brand retailers and perfumeries. The Company grants credit to qualified customers. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor its customers' abilities, individually and collectively, to make timely payments.

The Company’s largest customer during the three and six months ended December 31, 2022 sells products primarily in China travel retail. This customer accounted for $242 million, or 12%, and $399 million, or 24%, of the Company's accounts receivable at December 31, 2022 and June 30, 2022, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	December 31, 2022	June 30, 2022
Raw materials	$918	$791
Work in process	318	366
Finished goods	1,519	1,449
Promotional merchandise	314	314
	$3,069	$2,920

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	December 31, 2022	June 30, 2022
Assets (Useful Life)
Land	$54	$53
Buildings and improvements (10 to 40 years)	504	491
Machinery and equipment (3 to 10 years)	1,027	994
Computer hardware and software (4 to 10 years)	1,587	1,468
Furniture and fixtures (5 to 10 years)	134	129
Leasehold improvements	2,266	2,246
Construction in progress	1,008	759
	6,580	6,140
Less accumulated depreciation and amortization	(3,672)	(3,490)
	$2,908	$2,650

Depreciation and amortization of property, plant and equipment was $138 million and $136 million during the three months ended December 31, 2022 and 2021, respectively, and $274 million and $266 million during the six months ended December 31, 2022 and 2021, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Effective rate for income taxes	25.4%	21.5%	23.9%	21.9%
Basis-point change from the prior-year period	390		200

For the three and six months ended December 31, 2022, the increase in the effective tax rate was primarily attributable to a decrease in excess tax benefits associated with stock-based compensation arrangements and a higher effective tax rate on the Company's foreign operations, partially offset by a reduction in income tax reserve adjustments.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 1% excise tax on share repurchases and a 15% corporate alternative minimum tax based on global adjusted financial statement income. The excise tax is effective beginning with the Company’s third quarter of fiscal 2023 and is not expected to have a material impact on the Company’s results of operations or financial position. The corporate alternative minimum tax will be effective beginning with the Company's first quarter of fiscal 2024. The Company continues to monitor developments and evaluate projected impacts, if any, of this provision to its consolidated financial statements.

As of December 31, 2022 and June 30, 2022, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $58 million and $61 million, respectively. The total amount of unrecognized tax benefits at December 31, 2022 that, if recognized, would affect the effective tax rate was $49 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2022 in the accompanying consolidated statements of earnings was $1 million and $2 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at each of December 31, 2022 and June 30, 2022, was $15 million and $14 million, respectively. On the basis of the information available as of December 31, 2022, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2023 first quarter, the Company formally concluded the compliance process with respect to its fiscal 2021 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and six months ended December 31, 2022.

Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	December 31, 2022	June 30, 2022
Advertising, merchandising and sampling	$284	$250
Employee compensation	473	693
Deferred revenue	344	312
Payroll and other non-income taxes	308	345
Accrued income taxes	343	267
Sales return accrual	293	252
Other	1,494	1,241
	$3,539	$3,360

At December 31, 2022 and June 30, 2022, total Other noncurrent liabilities of $1,487 million and $1,651 million included $636 million and $692 million of deferred tax liabilities, respectively.

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

Impact on consolidated financial statements – The Company has a supplier financing arrangement and will apply the disclosure requirements as required by the amendments.

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

In December 2022, the FASB issued authoritative guidance to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024.

Effective for the Company – This guidance can only be applied for a limited time through December 31, 2024.

Impact on consolidated financial statements – The Company currently has an implementation team in place that has performed a comprehensive evaluation and is assessing the impact of applying this guidance, which includes assessing the impact to business processes and internal controls over financial reporting and the related disclosure requirements. For treasury related arrangements, the Company references LIBOR in its interest rate swap agreements and LIBOR is also used for purposes of discounting certain foreign currency and interest rate forward contracts. The Company is currently evaluating the potential impact of modifying treasury related arrangements and applying the relevant ASC 848 optional practical expedients, as needed. For existing lease, debt arrangements and other contracts, the Company will not adopt any ASC 848 optional practical expedients as it relates to these arrangements. The Company will continue to monitor new contracts that could potentially be eligible for contract modification relief through December 31, 2024.

No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2022
Goodwill	$1,702	$1,116	$249	$353	$3,420
Accumulated impairments	(138)	(732)	(29)	—	(899)
	1,564	384	220	353	2,521

Translation and other adjustments, goodwill	(50)	—	3	—	(47)
Translation and other adjustments, accumulated impairments	—	—	(1)	—	(1)
	(50)	—	2	—	(48)

Balance as of December 31, 2022
Goodwill	1,652	1,116	252	353	3,373
Accumulated impairments	(138)	(732)	(30)	—	(900)
	$1,514	$384	$222	$353	$2,473

Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2022			June 30, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists, license agreements and other	$2,057	$702	$1,355	$2,064	$628	$1,436
Non-amortizable intangible assets:
Trademarks and other			1,742			1,992
Total intangible assets			$3,097			$3,428

The aggregate amortization expense related to amortizable intangible assets was $37 million and $39 million for the three months ended December 31, 2022 and 2021, respectively, and $73 million and $84 million for the six months ended December 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2023 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2023	2024	2025	2026	2027
Estimated aggregate amortization expense	$75	$147	$147	$147	$130

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Testing During the Six Months Ended December 31, 2022

During the fiscal 2023 second quarter, given the lower-than-expected results in the overall business, the Company made revisions to the internal forecasts relating to its Smashbox reporting unit. The Company concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. The remaining carrying value of the trademark intangible asset was not recoverable and the Company recorded an impairment charge of $21 million reducing the carrying value to zero.

During the fiscal 2023 second quarter, the Dr.Jart+ reporting unit experienced lower-than-expected growth within key geographic regions and channels that continue to be impacted by the spread of COVID-19 variants, resurgence in cases, and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the reporting unit. In addition, due to macro-economic factors, Dr.Jart+ has experienced lower-than-expected growth within key geographic regions. The Too Faced reporting unit experienced lower-than-expected results in key geographic regions and channels coupled with delays in future international expansion to areas that continue to be impacted by COVID-19. As a result, the Company made revisions to the internal forecasts relating to its Dr.Jart+ and Too Faced reporting units. Additionally, there were increases in the weighted average cost of capital for both reporting units as compared to the prior year annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022.

The Company concluded that the changes in circumstances in the reporting units, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of November 30, 2022. The Company concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $100 million for Dr.Jart+ and $86 million for Too Faced. The Company concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+ and Too Faced reporting units were in excess of their carrying values, the Company concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair values of the Dr.Jart+ and Too Faced trademark intangible assets was the weighted-average cost of capital, which was 11% and 13%, respectively.

A summary of the impairment charges for the three and six months ended December 31, 2022 and the remaining trademark and goodwill carrying values as of December 31, 2022, for each reporting unit, are as follows:

		Impairment Charge		Carrying Value
(In millions)		Three and Six Months Ended December 31, 2022		As of December 31, 2022
Reporting Unit:	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$21	$—	$—	$—
Dr. Jart+	Asia/Pacific	100	—	339	318
Too Faced	The Americas	86	—	186	13
Total		$207	$—	$525	$331

The impairment charges for the three and six months ended December 31, 2022 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with the Post-COVID Business Acceleration Program for the three and six months ended December 31, 2022 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Three months ended December 31, 2022	$1	$—	$4	$3	$8
Six months ended December 31, 2022	$6	$(1)	$6	$3	$14

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

As of December 31, 2022, the Company estimated a net reduction over the duration of the PCBA Program in the range of 2,500 to 3,000 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimated the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

As of June 30, 2022, the Company approved specific initiatives under the PCBA Program and expects to substantially complete those initiatives through fiscal 2023. Inclusive of approvals from inception through June 30, 2022, the Company estimates that the PCBA Program may result in related restructuring and other charges totaling between $500 million and $515 million, before taxes. Additional information about the PCBA Program approvals is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2022	$18	$7	$310	$13	$348
Six months ended December 31, 2022	6	(1)	6	3	14
Cumulative through December 31, 2022	$24	$6	$316	$16	$362

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2022	$203	$86	$19	$2	$310
Six months ended December 31, 2022	(3)	14	(6)	1	6
Cumulative through December 31, 2022	$200	$100	$13	$3	$316

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in accrued restructuring charges for the six months ended December 31, 2022 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2022	$125	$—	$—	$—	$125
Charges	(3)	14	(6)	1	6
Cash payments	(17)	—	(1)	(1)	(19)
Non-cash asset write-offs	—	(14)	—	—	(14)
Translation and other adjustments	(6)	—	7	—	1
Balance at December 31, 2022	$99	$—	$—	$—	$99

Accrued restructuring charges at December 31, 2022 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $51 million, $36 million and $12 million for the remainder of fiscal 2023 and for fiscal 2024 and 2025, respectively.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At December 31, 2022, the notional amount of derivatives not designated as hedging instruments was $4,005 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31, 2022	June 30, 2022	Balance Sheet Location	December 31, 2022	June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$35	$57	Other accrued liabilities	$13	$1
Net investment hedges	Prepaid expenses and other current assets	—	107	Other accrued liabilities	40	—
Interest rate-related derivatives	Prepaid expenses and other current assets	5	24	Other accrued liabilities	150	115
Total Derivatives Designated as Hedging Instruments		40	188		203	116
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	44	27	Other accrued liabilities	10	104
Total derivatives		$84	$215		$213	$220

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended December 31			Three Months Ended December 31
(In millions)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(39)	$(8)	Net sales	$22	$(2)
Interest rate-related derivatives	5	—	Interest expense	—	(1)
	(34)	(8)		22	(3)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(86)	34		—	—
Total derivatives	$(120)	$26		$22	$(3)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended December 31, 2022 and 2021, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $7 million and $3 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Six Months Ended December 31			Six Months Ended December 31
(In millions)	2022	2021		2022	2021
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$18	$7	Net sales	$37	$(8)
Interest rate-related derivatives	12	—	Interest expense	—	(1)
	30	7		37	(9)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(15)	70		—	—
Total derivatives	$15	$77		$37	$(9)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the six months ended December 31, 2022 and 2021, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $13 million and $5 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives (1)
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended December 31		Six Months Ended December 31
(In millions)		2022	2021	2022	2021
Derivatives in Fair Value Hedging Relationships:
Interest rate swap contracts	Interest expense	$4	$(6)	$(35)	$(16)

(1)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	December 31, 2022	December 31, 2022
Long-term debt	$842	$(150)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31
	2022		2021
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,620	$52	$5,539	$42
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	(4)	Not applicable	6
Derivatives designated as hedging instruments	Not applicable	4	Not applicable	(6)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	—	Not applicable	(1)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	22	Not applicable	(2)	Not applicable

	Six Months Ended December 31
	2022		2021
(In millions)	Net Sales	Interest Expense	Net Sales	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$8,550	$98	$9,931	$84
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	Not applicable	35	Not applicable	16
Derivatives designated as hedging instruments	Not applicable	(35)	Not applicable	(16)

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	Not applicable	—	Not applicable	(1)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	37	Not applicable	(8)	Not applicable

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended December 31		Six Months Ended December 31
(In millions)		2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$6	$(38)	$17	$(49)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of September 2024. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At December 31, 2022, the Company had cash flow hedges outstanding with a notional amount totaling $1,774 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of December 31, 2022, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2022 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $28 million. The accumulated net gain on derivative instruments in AOCI was $83 million and $90 million as of December 31, 2022 and June 30, 2022, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of May 2023. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2022, the Company had net investment hedges outstanding with a notional amount totaling $1,037 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $84 million at December 31, 2022. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$989	$—	$—	$989
Foreign currency forward contracts	—	79	—	79
Interest rate-related derivatives	—	5	—	5
Total	$989	$84	$—	$1,073

Liabilities:
Foreign currency forward contracts	$—	$63	$—	$63
Interest rate-related derivatives	—	150	—	150
DECIEM stock options	—	—	71	71
Total	$—	$213	$71	$284

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$961	$—	$—	$961
Foreign currency forward contracts	—	191	—	191
Interest rate-related derivatives	—	24	—	24
Total	$961	$215	$—	$1,176

Liabilities:
Foreign currency forward contracts	$—	$105	$—	$105
Interest rate-related derivatives	—	115	—	115
DECIEM stock options	—	—	74	74
Total	$—	$220	$74	$294

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2022		June 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,725	$3,725	$3,957	$3,957
Current and long-term debt	5,371	4,884	5,412	5,139
DECIEM stock options	71	71	74	74

Derivatives
Foreign currency forward contracts – asset, net	16	16	86	86
Interest rate-related derivatives – liability, net	(145)	(145)	(91)	(91)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for the three and six months ended December 31, 2022 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Other intangible assets, net (trademarks)
Dr.Jart+	$100	November 30, 2022	$339
Too Faced	86	November 30, 2022	186
Smashbox	21	December 31, 2022	—
Total	$207		$525

(1)See Note 2 - Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the DECIEM stock option liability for the six months ended December 31, 2022 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2022	$74
Changes in fair value, net of foreign currency remeasurements(1)	(3)
Translation adjustments and other, net	—
DECIEM stock option liability as of December 31, 2022	$71

(1)Amount includes expense attributable to graded vesting of stock options which is not material for the six months ended December 31, 2022.

NOTE 6 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $26 million and $27 million as of December 31, 2022 and June 30, 2022, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	December 31, 2022
Balance at June 30, 2022	$10
Provision for expected credit losses	2
Balance at December 31, 2022	$12

The remaining balance of the allowance for doubtful accounts of $14 million and $17 million as of December 31, 2022 and June 30, 2022, respectively, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
Deferred revenue, beginning of period	$362	$426	$362	$371
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(131)	(78)	(280)	(248)
Revenue deferred during the period	119	75	276	298
Other	3	(2)	(5)	—
Deferred revenue, end of period	$353	$421	$353	$421

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2022, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $344 million. The remaining balance of deferred revenue at December 31, 2022 will be recognized beyond the next twelve months.

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

The components of net periodic benefit cost for the three months ended December 31, 2022 and 2021 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$9	$11	$6	$8	$—	$—
Interest cost	10	7	4	2	2	2
Expected return on plan assets	(14)	(13)	(4)	(3)	—	(1)
Amortization of:
Actuarial loss	1	3	(1)	1	—	1
Prior service cost	—	—	—	(1)	—	—
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$6	$8	$5	$8	$2	$2

The components of net periodic benefit cost for the six months ended December 31, 2022 and 2021 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2022	2021	2022	2021	2022	2021
Service cost	$18	$23	$13	$16	$—	$1
Interest cost	20	15	7	5	4	3
Expected return on plan assets	(28)	(27)	(8)	(7)	—	(1)
Amortization of:
Actuarial loss	2	7	(2)	1	—	1
Prior service cost	—	—	—	(1)	—	—
Special termination benefits	—	—	—	3	—	—
Net periodic benefit cost	$12	$18	$10	$17	$4	$4

During the six months ended December 31, 2022, the Company made contributions to its international pension plans totaling $7 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	December 31, 2022	June 30, 2022
Other assets	$137	$151
Other accrued liabilities	(24)	(24)
Other noncurrent liabilities	(359)	(357)
Funded status	(246)	(230)
Accumulated other comprehensive loss	157	155
Net amount recognized	$(89)	$(75)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

In November 2022, the Company signed an agreement to acquire the TOM FORD brand. The amount to be paid by the Company for the acquisition is approximately $2,300 million, net of a $250 million payment to the Company at closing from Marcolin S.p.A. and expects to close in the second half of fiscal 2023. The Company expects to fund this transaction through a combination of cash, debt and $300 million in deferred payments to the sellers that become due beginning in July 2025. In addition, the acquisition will result in the elimination of the existing license royalty payments on the Company's beauty business upon closing.

In January 2023, the Company entered into a $2,000 million senior unsecured revolving credit facility that expires on January 2, 2024 (the “New Facility”) for liquidity support for the Company's commercial paper program and general corporate purposes, of which the entire amount is currently undrawn and available. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.
In January 2023, the Company increased its commercial paper program under which it may issue commercial paper in the United States from $2,500 million to $4,500 million.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $112 million and $113 million for the three months ended December 31, 2022 and 2021, respectively, and was $165 million and $192 million for the six months ended December 31, 2022 and 2021, respectively.

Stock Options

During the six months ended December 31, 2022, the Company granted stock options in respect of approximately 1.2 million shares of Class A Common Stock with an exercise price per share of $246.01 and a weighted-average grant date fair value per share of $79.09. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2022 was $52 million.

Restricted Stock Units

During the six months ended December 31, 2022, the Company granted RSUs in respect of approximately 1.1 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $246.16 that, at the time of grant, are scheduled to vest at 0.4 million, 0.4 million, and 0.3 million shares per year, in fiscal 2024, fiscal 2025 and fiscal 2026, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the six months ended December 31, 2022, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $246.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2025, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2022, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.1 million PSUs with a performance period ended June 30, 2022.
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense for the three and six months ended December 31, 2022 and 2021 was not material. There were no DECIEM stock options exercised during the six months ended December 31, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The DECIEM stock options are reported as a stock option liability of $71 million and $74 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at December 31, 2022 and June 30, 2022, respectively. The fair value of the stock options were calculated using the following key assumptions in the Monte Carlo Method:

	December 31, 2022	June 30, 2022
Risk-free rate	4.40%	3.20%
Term to mid of last twelve-month period	0.92 years	1.42 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	7.10%	6.00%
EBITDA discount rate	10.50%	9.40%
EBITDA volatility	34.90%	33.90%
Net sales volatility	15.70%	15.30%

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2022	2021	2022	2021
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$394	$1,088	$883	$1,780

Denominator:
Weighted-average common shares outstanding – Basic	357.7	360.6	357.8	361.4
Effect of dilutive stock options	2.1	4.1	2.4	4.2
Effect of PSUs	0.1	0.2	0.1	0.2
Effect of RSUs	0.5	1.1	0.6	1.2
Weighted-average common shares outstanding – Diluted	360.4	366.0	360.9	367.0

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.10	$3.02	$2.47	$4.93
Diluted	$1.09	$2.97	$2.45	$4.85

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
Stock options	2.9	1.1	2.1	0.7
RSUs and PSUs	0.1	—	0.1	0.1

As of December 31, 2022 and 2021, 0.4 million and 0.7 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	5,875	5,450	5,796	5,335
Common stock dividends	1	—	2	1
Stock-based compensation	124	155	202	269
Paid-in capital, end of the period	6,000	5,605	6,000	5,605

Retained earnings, beginning of the period	14,185	12,864	13,912	12,244
Common stock dividends	(237)	(217)	(453)	(410)
Net earnings attributable to The Estée Lauder Companies Inc.	394	1,088	883	1,780
Cumulative effect of adoption of new accounting standards	—	—	—	121
Retained earnings, end of the period	14,342	13,735	14,342	13,735

Accumulated other comprehensive loss, beginning of the period	(1,078)	(625)	(762)	(470)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	249	(21)	(67)	(176)
Accumulated other comprehensive loss, end of the period	(829)	(646)	(829)	(646)

Treasury stock, beginning of the period	(13,471)	(11,614)	(13,362)	(11,058)
Acquisition of treasury stock	(92)	(763)	(184)	(1,282)
Stock-based compensation	(54)	(105)	(71)	(142)
Treasury stock, end of the period	(13,617)	(12,482)	(13,617)	(12,482)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,902	6,218	5,902	6,218

Noncontrolling interests, beginning of the period	—	34	—	34
Net earnings attributable to noncontrolling interests	—	4	—	5
Translation adjustments and other, net	—	(4)	—	(5)
Noncontrolling interests, end of the period	—	34	—	34
Total equity	$5,902	$6,252	$5,902	$6,252

Redeemable noncontrolling interest, beginning of the period	$808	$842	$842	$857
Net earnings (loss) attributable to redeemable noncontrolling interest	3	(2)	4	—
Translation adjustments	8	—	(27)	(17)
Redeemable noncontrolling interest, end of the period	$819	$840	$819	$840

Cash dividends declared per common share	$.66	$.60	$1.26	$1.13

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2022:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2022	August 31, 2022	September 15, 2022	$.60
November 1, 2022	November 30, 2022	December 15, 2022	$.66

On February 1, 2023, a dividend was declared in the amount of $.66 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 15, 2023 to stockholders of record at the close of business on February 28, 2023.

Common Stock
During the six months ended December 31, 2022, the Company purchased approximately 1.1 million shares of its Class A Common Stock for $257 million.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2022:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Amounts Included in Net Periodic Benefit Cost		Translation Adjustments		Total
Balance at June 30, 2022	$68	$(114)		$(716)		$(762)
OCI before reclassifications	23	(1)	(1)	(61)	(2)	(39)
Amounts reclassified to Net earnings	(28)	—		—		(28)
Net current-period OCI	(5)	(1)		(61)		(67)
Balance at December 31, 2022	$63	$(115)		$(777)		$(829)

(1)Consists of foreign currency translation losses.
(2)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2022 and 2021:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$22	$(2)	$37	$(8)	Net sales
Interest rate-related derivatives	—	(1)	—	(1)	Interest expense
	22	(3)	37	(9)
Benefit (provision) for deferred taxes	(5)	—	(9)	2	Provision for income taxes
	17	(3)	28	(7)	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	—	1	—	1	Other components of net periodic benefit cost (1)
Amortization of actuarial loss	—	(5)	—	(9)	Other components of net periodic benefit cost (1)
	—	(4)	—	(8)
Benefit for deferred taxes	—	1	—	2	Provision for income taxes
	—	(3)	—	(6)	Net earnings

Total reclassification adjustments, net	$17	$(6)	$28	$(13)	Net earnings

(1)See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the six months ended December 31, 2022 and 2021 is as follows:

(In millions)	2022	2021
Cash:
Cash paid during the period for interest	$94	$80
Cash paid during the period for income taxes	$249	$317

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$216	$108
Financing lease modifications	$—	$(14)
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$107	$139

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,382	$3,159	$4,486	$5,608
Makeup	1,268	1,386	2,320	2,560
Fragrance	775	799	1,382	1,408
Hair Care	182	180	340	328
Other	14	16	28	29
	4,621	5,540	8,556	9,933
Returns associated with restructuring and other activities	(1)	(1)	(6)	(2)
Net sales	$4,620	$5,539	$8,550	$9,931

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$421	$1,082	$951	$1,799
Makeup	(37)	130	(21)	221
Fragrance	177	210	310	341
Hair Care	5	8	(7)	10
Other	(1)	3	(1)	3
	565	1,433	1,232	2,374
Reconciliation:
Charges associated with restructuring and other activities	(9)	(15)	(15)	(21)
Interest expense	(52)	(42)	(98)	(84)
Interest income and investment income, net	26	10	41	14
Other components of net periodic benefit cost	2	2	5	1
Other income	—	—	—	1
Earnings before income taxes	$532	$1,388	$1,165	$2,285

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,235	$1,300	$2,358	$2,494
Europe, the Middle East & Africa	1,816	2,338	3,498	4,211
Asia/Pacific	1,570	1,902	2,700	3,228
	4,621	5,540	8,556	9,933
Returns associated with restructuring and other activities	(1)	(1)	(6)	(2)
Net sales	$4,620	$5,539	$8,550	$9,931

Operating income (loss):
The Americas	$(85)	$382	$40	$636
Europe, the Middle East & Africa	409	620	743	1,085
Asia/Pacific	241	431	449	653
	565	1,433	1,232	2,374
Charges associated with restructuring and other activities	(9)	(15)	(15)	(21)
Operating income	$556	$1,418	$1,217	$2,353

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and six months ended December 31, 2022 and 2021, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
NET SALES
By Product Category:
Skin Care	$2,382	$3,159	$4,486	$5,608
Makeup	1,268	1,386	2,320	2,560
Fragrance	775	799	1,382	1,408
Hair Care	182	180	340	328
Other	14	16	28	29
	4,621	5,540	8,556	9,933
Returns associated with restructuring and other activities	(1)	(1)	(6)	(2)
Net sales	$4,620	$5,539	$8,550	$9,931

By Region(1):
The Americas	$1,235	$1,300	$2,358	$2,494
Europe, the Middle East & Africa	1,816	2,338	3,498	4,211
Asia/Pacific	1,570	1,902	2,700	3,228
	4,621	5,540	8,556	9,933
Returns associated with restructuring and other activities	(1)	(1)	(6)	(2)
Net sales	$4,620	$5,539	$8,550	$9,931

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$421	$1,082	$951	$1,799
Makeup	(37)	130	(21)	221
Fragrance	177	210	310	341
Hair Care	5	8	(7)	10
Other	(1)	3	(1)	3
	565	1,433	1,232	2,374
Charges associated with restructuring and other activities	(9)	(15)	(15)	(21)
Operating income	$556	$1,418	$1,217	$2,353

By Region(1):
The Americas	$(85)	$382	$40	$636
Europe, the Middle East & Africa	409	620	743	1,085
Asia/Pacific	241	431	449	653
	565	1,433	1,232	2,374
Charges associated with restructuring and other activities	(9)	(15)	(15)	(21)
Operating income	$556	$1,418	$1,217	$2,353

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

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	26.4	22.1	26.2	23.0
Gross profit	73.6	77.9	73.8	77.0

Operating expenses:
Selling, general and administrative	56.9	52.0	57.0	53.1
Restructuring and other charges	0.2	0.3	0.1	0.2
Impairment of other intangible assets	4.5	—	2.4	—
Total operating expenses	61.6	52.3	59.5	53.3

Operating income	12.0	25.6	14.2	23.7
Interest expense	1.1	0.8	1.1	0.8
Interest income and investment income, net	0.6	0.2	0.5	0.1
Other components of net periodic benefit cost	—	—	(0.1)	—
Other income	—	—	—	—

Earnings before income taxes	11.5	25.1	13.6	23.0
Provision for income taxes	(2.9)	(5.4)	(3.3)	(5.0)

Net earnings	8.6	19.7	10.4	18.0
Net earnings attributable to noncontrolling interests	—	(0.1)	—	(0.1)
Net loss (earnings) attributable to redeemable noncontrolling interest	(0.1)	—	—	—

Net earnings attributable to The Estée Lauder Companies Inc.	8.5%	19.6%	10.3%	17.9%

Not adjusted for differences caused by rounding
Period-over-period changes in our net sales are generally attributable to the impacts from (i) pricing on our base portfolio, including changes in mix and those due to strategic pricing actions, (ii) volume, including changes driven by the impact of new product innovation, (iii) acquisitions and/or divestitures, and/or (iv) foreign currency translation.

The net sales impact from pricing consists of changes in list prices, due to strategic pricing actions, and mix shifts within and among product categories, geographic regions and distribution channels. The prices at which we sell our products vary by brand, distribution channel (e.g., wholesale or direct-to-consumer) and may also vary by country. Our brands and products cover a broad array of pricing tiers. Prices of skin care and fragrance products are typically higher than makeup and hair care products.

New product innovation includes the introduction of new products, as well as changes related to existing products or where they are sold, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is launched at different price points than existing products and value derived from innovation may vary from year to year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results.

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

The COVID-19 pandemic continued to disrupt our operating environment through the first half of fiscal 2023, including the evolution of the COVID-19 environment, including restrictions in mainland China and the rising number of COVID cases (collectively "COVID-related impacts") affecting Asia travel retail, particularly Hainan, and retail traffic in mainland China. In Asia travel retail, these challenges led to prolonged store closures as well as the curtailment of travel and caused the tightening of inventory by certain of our retailers who had previously placed orders in anticipation of the return of travel that was since delayed. During the first half of fiscal 2023, our business was also negatively impacted by the strong U.S. dollar, along with inflationary pressures and recession concerns that caused certain of our retailers in the United States to tighten inventory. While our monthly retail trends improved sequentially during the fiscal 2023 second quarter in the United States, the pace was slower than anticipated resulting in lower replenishment orders compared to the prior-year period.

During the second quarter of fiscal 2023, net sales decreased 17%, reflecting the impacts of the challenges noted above.

•Our skin care net sales declined 25%, including the unfavorable impact of foreign currency translation of 5%. The category continues to be pressured by the COVID-related impacts affecting Asia travel retail, including the tightening of inventory by certain of our retailers, retail traffic in mainland China and the Dr.Jart+ travel retail business in Korea. Lower replenishment orders in the United States also negatively impacted the category's growth. Despite these pressures, net sales benefited from higher net sales from The Ordinary and Bobbi Brown.
•Our makeup net sales declined 9%, including the unfavorable impact of foreign currency translation of 6%. The decline in makeup net sales reflects the COVID-related impacts affecting Asia travel retail and retail traffic in mainland China, partially offset by the continued progression towards recovery in parts of Asia/Pacific and Europe, Middle East & Africa.
•Our fragrance net sales decreased 3%, primarily due to the impact of the license terminations related to certain of our designer fragrances of 9% and the unfavorable impact of foreign currency translation of 6%. Overall the category benefited from increases in Estée Lauder and Clinique due to strong holiday performance, as well as the shift in consumer demand toward our luxury and artisanal offerings, including Le Labo and Tom Ford Beauty.
•Our hair care net sales remained virtually flat, benefiting from the fiscal 2022 third quarter launch of The Ordinary’s hair care products, offset by lower net sales from Aveda, driven by the unfavorable impact of foreign currency translation.

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

•Net sales in The Americas decreased 5%, primarily reflecting the license terminations related to certain of our designer fragrances, and the unfavorable impacts of lower replenishment orders in the United States. Offsetting the net sales decrease in The Americas was continued growth in Latin America, primarily led by our makeup category and successful performance during holiday and key shopping moments.
•Net sales in Europe, the Middle East & Africa decreased 22%, including the unfavorable impact of foreign currency translation of 4%, primarily due to continued COVID-related impacts affecting Asia travel retail. Partially offsetting this decrease was an increase in net sales in Turkey, driven by growth in our makeup category, and India, driven by growth in our skin care category. Net sales in Russia declined period-over-period, and, during the fiscal 2023 second quarter, we sold a limited selection of products to a reduced number of authorized retailers and completed the closure of all of our freestanding stores. Net sales in the United Kingdom declined period-over-period, driven by the unfavorable impact of foreign currency translation, partially offset by the continued recovery in the makeup product category.
•The continued COVID-related impacts affected our business in Greater China and the Dr.Jart+ travel retail business in Korea drove the net sales decline in Asia/Pacific of 17%, including the unfavorable impact of foreign currency translation of 9%. Net sales in Asia/Pacific benefited from growth in southeast Asia, led by the Philippines, Malaysia, and Vietnam, driven by our makeup and fragrance product categories.

Outlook

The COVID-19 pandemic continues to disrupt business for us, retailers and other companies with which we do business. There have been, and are likely to continue to be, intermittent store closures and supply chain challenges. We are mindful that these trends may continue to impact the pace of recovery. We are seeing a continued and prolonged curtailment in international travel which is also affecting our travel retail business, particularly in Asia, which historically has been one of our fastest growth areas. The rising number of COVID cases that started in December continues to negatively impact the pace of recovery. In addition to impacting net sales and profitability, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets (i.e. potentially resulting in impairments).

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

THE ESTÉE LAUDER COMPANIES INC.
As the invasion of Ukraine continues and international sanctions evolve, our business and ability to operate in Russia and Ukraine continue to be negatively impacted. As we responsibly scale-down our operations, we expect to sell a limited selection of products to authorized retailers in Russia. We will continue to monitor the risks and evolving situation that may further affect our business and will adjust our plans accordingly. In fiscal 2022, our operations in Ukraine and Russia accounted for approximately 1% of consolidated net sales. There are uncertainties related to the future impacts on our business, including possible new sanctions that are difficult to predict due to the high level of geopolitical volatility. On a broader perspective, there could be additional negative impacts to our net sales, earnings, assets and cash flows from such uncertainties. We also note that worsening conditions could exacerbate economic challenges in other countries such as inflationary pressures, energy shortages, recessions or other consequences. Please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for a more complete discussion of the risks we encounter in our business and industry.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic, including the impacts on our business in China and the other macro challenges we are facing, will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, including continuing to execute upon and benefit from efficiencies attributable to previously approved initiatives under the Post-COVID Business Acceleration Program. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

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

Other Intangible Asset Impairments

During the fiscal 2023 second quarter, given the lower-than-expected results in the overall business, we made revisions to the internal forecasts relating to our Smashbox reporting unit. We concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. The remaining carrying value of the trademark intangible asset was not recoverable and we recorded an impairment charge of $21 million reducing the carrying value to zero.

During the fiscal 2023 second quarter, the Dr.Jart+ reporting unit experienced lower-than-expected growth within key geographic regions and channels that continue to be impacted by the spread of COVID-19 variants, resurgence in cases, and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the reporting unit. In addition, due to macro-economic factors, Dr.Jart+ has experienced lower-than-expected growth within key geographic regions. The Too Faced reporting unit experienced lower-than-expected results in key geographic regions and channels coupled with delays in future international expansion to areas that continue to be impacted by COVID-19. As a result, we made revisions to the internal forecasts relating to our Dr.Jart+ and Too Faced reporting units. Additionally, there were increases in the weighted average cost of capital for both reporting units as compared to the prior year annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022.

THE ESTÉE LAUDER COMPANIES INC.
We concluded that the changes in circumstances in the reporting units, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of November 30, 2022. We concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $100 million for Dr.Jart+ and $86 million for Too Faced. We concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying values of the trademarks, we completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+ and Too Faced reporting units were in excess of their carrying values, we concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair values of the Dr.Jart+ and Too Faced trademark intangible assets was the weighted-average cost of capital, which was 11% and 13%, respectively.

A summary of the impairment charges for the three and six months ended December 31, 2022 and the remaining trademark and goodwill carrying values as of December 31, 2022, for each reporting unit, are as follows:

		Impairment Charge		Carrying Value
(In millions)		Three and Six Months Ended December 31, 2022		As of December 31, 2022
Reporting Unit:	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$21	$—	$—	$—
Dr. Jart+	Asia/Pacific	100	—	339	318
Too Faced	The Americas	86	—	186	13
Total		$207	$—	$525	$331

The impairment charges for the three and six months ended December 31, 2022 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.

The fair value of the Dr.Jart+ and Too Faced trademarks were equal to their carrying values subsequent to the impairment charges taken as of December 31, 2022. Additionally, the estimated fair value of the Dr.Jart+ and Too Faced reporting units exceeded their carrying value by 7% and 10%, respectively. For the Dr.Jart+ and Too faced reporting units, if all other assumptions are held constant, a decrease of 10% in the estimated future cash flows, inclusive of the terminal value, or an increase of 100 basis points in the weighted average cost of capital, would have caused the carrying value of these reporting units to approximate their fair value. The key assumptions used to determine the estimated fair value of the reporting units and their respective trademarks are primarily predicated on the estimated future impacts of COVID-19, the success of future new product launches, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which the reporting unit operates, resulting changes in the key assumptions could have negative impacts on the estimated fair value of the reporting units, and their respective trademarks, and it is possible we could recognize additional impairment charges in the future.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$4,620	$5,539	$8,550	$9,931
$ Change from prior-year period	(919)		(1,381)
% Change from prior-year period	(17)%		(14)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency adjusting for returns associated with restructuring and other activities	(11)%		(9)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased for the three and six months ended December 31, 2022, driven by lower net sales from the skin care, makeup and fragrance product categories and from all geographic regions. In both periods, the net sales decrease is primarily due to the COVID-related impacts, affecting Asia travel retail, mainland China, and the Dr.Jart+ travel retail business in Korea, as well as the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022.

Skin care net sales declined for the three and six months ended December 31, 2022, primarily driven by Estée Lauder, La Mer, Dr.Jart+ and Clinique, partially offset by higher net sales from The Ordinary and Bobbi Brown. Makeup net sales decreased in both periods due to lower net sales from Estée Lauder and Tom Ford Beauty, partially offset by an increase in net sales from M·A·C driven by the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter. Fragrance net sales declined in both periods primarily due to the impact of the license terminations related to the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines ("certain of our designer fragrances") effective June 30, 2022 and lower net sales from Jo Malone London, partially offset by higher net sales from Estée Lauder, Le Labo, Tom Ford Beauty and Clinique.

Net sales in Europe, the Middle East & Africa declined for the three and six months ended December 31, 2022, primarily driven by the COVID-related impacts affecting Asia travel retail, as well as lower net sales from Russia, and the United Kingdom, driven by the unfavorable impact of foreign currency translation. Net sales decreased in Asia/Pacific in both periods, primarily due to the COVID-related impacts affecting Greater China and the Dr.Jart+ travel retail business in Korea, partially offset by higher net sales from southeast Asia, led by the Philippines, Malaysia, and Vietnam. Net sales in The Americas decreased in both periods, driven by the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022, and the impact in the United States from the tightening of inventory from certain of our retailers and lower replenishment orders in the fiscal 2023 second quarter. Partially offsetting the decrease in net sales in The Americas for the three and six months ended December 31, 2022 was an increase in net sales in Latin America.

The total net sales decrease was impacted by approximately $282 million and $458 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three and six months ended December 31, 2022 of $1 million and $6 million, respectively, and for the three and six months ended December 31, 2021 of $1 million and $2 million, respectively.

Reported net sales decreased 17% for the three months ended December 31, 2022, driven by the decrease from volume of 11%, the unfavorable impact from foreign currency translation of 5%, and the impact from the license terminations of certain of our designer fragrances of 1%. The impact from pricing was virtually flat period-over-period, due to the favorable impact from strategic pricing actions offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales decreased 14% for the six months ended December 31, 2022, driven by the decrease from volume of 10%, the unfavorable impact from foreign currency translation of 5%, and the impact from the license terminations of certain of our designer fragrances of 1%. Partially offsetting these decreases was the increase from pricing of 2%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$2,382	$3,159	$4,486	$5,608
$ Change from prior-year period	(777)		(1,122)
% Change from prior-year period	(25)%		(20)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(20)%		(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales decreased for the three and six months ended December 31, 2022, reflecting lower net sales from Estée Lauder, La Mer, Clinique and Dr.Jart+, combined, of approximately $762 million and $1,068 million, respectively, primarily driven by the COVID-related impacts affecting Asia travel retail, including the tightening of inventory by certain of our retailers, retail traffic in mainland China and the Dr.Jart+ travel retail business in Korea. Also contributing to the decrease in net sales from Estée Lauder for the three and six months ended December 31, 2022 in the United States was the tightening of inventory from certain of our retailers and lower replenishment orders in the fiscal 2023 second quarter.
Partially offsetting these decreases in skin care net sales for the three and six months ended December 31, 2022 were higher net sales from The Ordinary and Bobbi Brown, combined, of approximately $34 million and $38 million, respectively. The increase in net sales from The Ordinary in both periods was driven by success of hero products, new product launches and expanded distribution. In both periods, the increase in net sales from Bobbi Brown reflected the continued success of hero products.
The skin care net sales decrease was impacted by approximately $152 million and $237 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Reported skin care net sales decreased 25% for the three months ended December 31, 2022, driven by the decrease from volume of 18%, the unfavorable impact from foreign currency translation of 5%, and a decrease from pricing of 2%, due to the unfavorable impact from changes in mix, partially offset from strategic pricing actions.

Reported skin care net sales decreased 20% for the six months ended December 31, 2022, driven by the decrease from volume of 16% and the unfavorable impact from foreign currency translation of 4%. The impact from pricing was virtually flat period-over-period, due to the favorable impact from strategic pricing actions offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,268	$1,386	$2,320	$2,560
$ Change from prior-year period	(118)		(240)
% Change from prior-year period	(9)%		(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(3)%		(5)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased for the three and six months ended December 31, 2022, reflecting lower net sales from Estée Lauder and Tom Ford Beauty, combined, of approximately $119 million and $233 million, respectively, primarily driven by COVID-related impacts, affecting Asia travel retail and retail traffic in mainland China.

Partially offsetting these decreases in net sales for the three and six months ended December 31, 2022 was an increase in net sales from M·A·C in both periods, driven by the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter.

The makeup net sales decrease was impacted by approximately $73 million and $123 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Reported makeup net sales decreased 9% for the three months ended December 31, 2022, driven by the decrease from volume of 9% and the unfavorable impact from foreign currency translation of 5%. Partially offsetting these decreases was the increase from pricing of 5% due to the favorable impact from strategic pricing actions.

Reported makeup net sales decreased 9% for the six months ended December 31, 2022, driven by the decrease from volume of 6% and the unfavorable impact from foreign currency translation of 5%. Partially offsetting these decrease was an increase from pricing of 2% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$775	$799	$1,382	$1,408
$ Change from prior-year period	(24)		(26)
% Change from prior-year period	(3)%		(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	3%		4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales decreased for the three and six months ended December 31, 2022, primarily reflecting the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022 and lower net sales from Jo Malone London, combined, of approximately $102 million and $163 million, respectively. The decrease in net sales from Jo Malone London for the three and six months ended December 31, 2022 primarily reflected COVID-related impacts affecting Asia travel retail and retail traffic in mainland China. Also contributing to the net sales decline for the three months ended December 31, 2022 for Jo Malone London was an unfavorable impact relating to the timing of holiday shipments compared to the prior-year period.

Partially offsetting the decrease in fragrance net sales for the three and six months ended December 31, 2022 were higher net sales from Estée Lauder, Le Labo, Tom Ford Beauty, and Clinique, combined, of approximately $74 million and $135 million, respectively. Net sales from Estée Lauder increased in both periods, primarily reflecting successful performance during holiday and key shopping moments driven by continued success from the Beautiful franchise line of products. Also contributing to the increase in net sales from Estée Lauder for the three months ended December 31, 2022 was a favorable impact due to timing of holiday shipments compared to the prior-year period. Net sales from Le Labo increased in both periods, reflecting the continued success of hero product franchises, successful performance during holiday and targeted expanded consumer reach. The increase in net sales from Tom Ford Beauty in both periods reflected the continued success of Private Blend and Signature fragrances, new product launches and successful performance during holiday and key shopping moments. Net sales from Clinique increased in both periods, primarily reflecting growth in the Clinique Happy franchise line of products.

The fragrance net sales decrease was impacted by approximately $49 million and $84 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Reported fragrance net sales decreased 3% for the three months ended December 31, 2022, driven by the impact from the license terminations of certain of our designer fragrances of 9% and the unfavorable impact from foreign currency translation of 6%. Partially offsetting these decreases was the increase from volume of 9% and the increase from pricing of 3%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported fragrance net sales decreased 2% for the six months ended December 31, 2022, driven by the impact from the license terminations of certain of our designer fragrances of 10% and the unfavorable impact from foreign currency translation of 6%. Partially offsetting these decreases was the increase from volume of 10% and the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.
Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$182	$180	$340	$328
$ Change from prior-year period	2		12
% Change from prior-year period	1%		4%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%		7%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and six months ended December 31, 2022, led by The Ordinary, benefiting from the fiscal 2022 third quarter launch of hair care products, partially offset by a decrease in net sales from Aveda. The decrease in net sales from Aveda in both periods reflects an unfavorable impact of foreign currency translation, partially offset by the fiscal 2023 first quarter distribution expansion into mainland China and successful performance during holiday and key shopping moments.

The hair care net sales increase was impacted by approximately $6 million and $12 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Reported hair care net sales increased 1% for the three months ended December 31, 2022, driven by the increase from pricing of 7%, due to the favorable impact from strategic pricing actions. Partially offsetting this increase was the decrease from volume of 3%, partially offset by new product innovation, and the unfavorable impact from foreign currency translation of 3%.

Reported hair care net sales increased 4% for the six months ended December 31, 2022, driven by the increase from pricing of 10%, due to the favorable impact from strategic pricing actions and changes in mix. Partially offsetting this increase was the decrease from volume of 2%, partially offset by new product innovation, and the unfavorable impact from foreign currency translation of 4%.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,235	$1,300	$2,358	$2,494
$ Change from prior-year period	(65)		(136)
% Change from prior-year period	(5)%		(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%		(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased for the three and six months ended December 31, 2022, reflecting the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022 of 2% and 3%, respectively. In the United States, net sales decreased $66 million and $138 million for the three and six months ended December 31, 2022, respectively, driven by the tightening of inventory from certain of our retailers, lower shipments of replenishment orders in the fiscal 2023 second quarter and the aforementioned impact of the license terminations related to certain of our designer fragrances.

Partially offsetting the decrease in The Americas for the three and six months ended December 31, 2022 was an increase in net sales in Latin America of approximately $7 million and $20 million, respectively, reflecting continued recovery in makeup.

Net sales in The Americas were impacted by approximately $7 million and $14 million of favorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Reported net sales in The Americas decreased 5% for the three months ended December 31, 2022, driven by the decrease from volume of 8% and the impact from the license terminations related to certain of our designer fragrances of 2%. Partially offsetting this decrease was the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%.

Reported net sales in The Americas decreased 5% for the six months ended December 31, 2022, driven by the decrease from volume of 8% and the impact from the license terminations related to certain of our designer fragrances of 3%. Partially offsetting this decrease was the increase from pricing of 5%, due to the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 1%.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,816	$2,338	$3,498	$4,211
$ Change from prior-year period	(522)		(713)
% Change from prior-year period	(22)%		(17)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(18)%		(13)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa for the three and six months ended December 31, 2022, primarily driven by lower net sales from our travel retail business, Russia and the United Kingdom, combined, of approximately $529 million and $703 million, respectively. The decrease in net sales from our travel retail business for the three and six months ended December 31, 2022 reflects the COVID-related impacts affecting Asia travel retail, including the tightening of inventory from certain of our retailers. Net sales from Russia decreased for the three and six months ended December 31, 2022, as we sold a limited selection of products to a reduced number of authorized retailers and completed the closure of all of our freestanding stores. The decrease in net sales from the United Kingdom for the three and six months ended December 31, 2022 is driven by the unfavorable impact of foreign currency translation, partially offset by the continued recovery in the makeup product category.

Partially offsetting the decreases in net sales in Europe, the Middle East & Africa for the three and six months ended December 31, 2022 were increases in net sales from Turkey and India, combined, of approximately $17 million and $31 million. The net sales increase in Turkey in both periods was driven by growth in makeup. Net sales in India increased for the three and six months ended December 31, 2022 led by growth in skin care and makeup, respectively.

Net sales in Europe, the Middle East & Africa were impacted by approximately $102 million and $185 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Reported net sales in Europe, the Middle East & Africa decreased 22% for the three months ended December 31, 2022, driven by the decrease from volume of 16%, the unfavorable impact from foreign currency translation of 4%, and the impact from the license terminations related to certain of our designer fragrances of 1%, and a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions.

Reported net sales in Europe, the Middle East & Africa decreased 17% for the six months ended December 31, 2022, driven by the decrease from volume of 12%, the unfavorable impact from foreign currency translation of 4%, and the impact from the license terminations related to certain of our designer fragrances of 1%. The impact from pricing was virtually flat period-over-period, due to the favorable impact from strategic pricing actions offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Net sales	$1,570	$1,902	$2,700	$3,228
$ Change from prior-year period	(332)		(528)
% Change from prior-year period	(17)%		(16)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(8)%		(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific for the three and six months ended December 31, 2022, primarily driven by a decrease in net sales in Greater China and Korea, led by the Dr.Jart+ travel retail business in Korea, combined, of approximately $321 million and $538 million, respectively, due to the COVID-related impacts.

Partially offsetting the net sales decrease for the three and six months ended December 31, 2022 were increases across southeast Asia, led by increases in net sales from the Philippines, Malaysia and Vietnam, combined, of approximately $5 million and $30 million, respectively, driven by growth in our makeup and fragrance product categories.

Net sales in Asia/Pacific were impacted by approximately $187 million and $287 million of unfavorable foreign currency translation for the three and six months ended December 31, 2022, respectively.

Reported net sales in Asia/Pacific decreased 17% for the three months ended December 31, 2022, driven by the decrease from the unfavorable impact from foreign currency translation of 10% and the decrease from volume of 8%. Partially offsetting these decreases was the increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported net sales in Asia/Pacific decreased 16% for the six months ended December 31, 2022, driven by the unfavorable impact from foreign currency translation of 9% and the decrease from volume of 8%. Partially offsetting these decreases was the increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

GROSS MARGIN
Gross margin decreased to 73.6% and 73.8% for the three and six months ended December 31, 2022, respectively, as compared with 77.9% and 77.0% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2022
	Three Months Ended	Six Months Ended
Mix of business	(300)	(220)
Obsolescence charges	(55)	(25)
Manufacturing costs and other	(85)	(80)
Foreign exchange transactions	10	5
Total	(430)	(320)

THE ESTÉE LAUDER COMPANIES INC.
The decrease in gross margin for the three and six months ended December 31, 2022 reflected unfavorable impacts from our mix of business and higher manufacturing costs due to continued inflationary pressures. The unfavorable impact from our mix of business in both periods is primarily due to the change in geographic region and category mix, driven by the decrease in skin care net sales and higher costs associated with promotional items.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 61.6% and 59.5% for the three and six months ended December 31, 2022, respectively, as compared with 52.3% and 53.3% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2022
	Three Months Ended	Six Months Ended
General and administrative expenses	(50)	(20)
Advertising, merchandising, sampling and product development	(150)	(150)
Selling	(110)	(70)
Stock-based compensation	(40)	—
Store operating costs	(90)	(80)
Shipping	(60)	(70)
Subtotal	(500)	(390)
Charges associated with restructuring and other activities	10	10
Other intangible asset impairments	(450)	(240)
Changes in fair value of acquisition-related stock options	10	—
Total	(930)	(620)

The unfavorable change in operating expense margin for the three and six months ended December 31, 2022, was primarily due to the decrease in net sales and the fiscal 2023 second quarter impact of other intangible asset impairments of $207 million. The unfavorable impact of store operating costs in both periods was due to the brick-and-mortar recovery, including more stores being open compared to the prior-year period. Partially mitigating the unfavorable impact in both periods was disciplined expense management.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$556	$1,418	$1,217	$2,353
$ Change from prior-year period	(862)		(1,136)
% Change from prior-year period	(61)%		(48)%

Operating margin	12.0%	25.6%	14.2%	23.7%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(46)%		(40)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin for the three and six months ended December 31, 2022 was primarily driven by a decrease in net sales, decrease in gross margin and the decrease in operating expense margin, discussed above.
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
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$421	$1,082	$951	$1,799
$ Change from prior-year period	(661)		(848)
% Change from prior-year period	(61)%		(47)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(52)%		(42)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported skin care operating income decreased for the three and six months ended December 31, 2022, reflecting lower operating results from Estée Lauder and La Mer, combined, of approximately $476 million and $641 million, respectively, primarily driven by decreases in net sales, as well as the fiscal 2023 second quarter other intangible asset impairment related to Dr.Jart+ of $100 million.

Partially offsetting the decrease in skin care operating income for the three and six months ended December 31, 2022 was higher operating results from The Ordinary, primarily driven by an increase in net sales. Also benefiting skin care operating income in both periods was disciplined expense management.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income (loss)	$(37)	$130	$(21)	$221
$ Change from prior-year period	(167)		(242)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	(46)%		(61)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income decreased for the three and six months ended December 31, 2022, reflecting the fiscal 2023 second quarter other intangible asset impairments related to Too Faced and Smashbox of $107 million, combined, and lower results from Estée Lauder and Tom Ford Beauty, combined, of approximately $103 million and $231 million, respectively. In both periods, the decrease in operating income from Estée Lauder and Tom Ford Beauty is driven by decreases in net sales. Also contributing to the decrease in operating results from Estée Lauder in both periods were higher cost of sales due to impacts associated with inflationary pressures, partially offset by a decrease in advertising and promotional activities.

Partially offsetting the decrease in makeup operating income for the three and six months ended December 31, 2022 were higher results from M·A·C, primarily driven by the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter and disciplined advertising and promotional expense management. Also benefiting makeup operating income in both periods was lower general and administrative expenses.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$177	$210	$310	$341
$ Change from prior-year period	(33)		(31)
% Change from prior-year period	(16)%		(9)%

Reported fragrance operating income decreased for the three and six months ended December 31, 2022, reflecting lower results from Jo Malone London and the impact of license terminations related to certain of our designer fragrances effective June 30, 2022, combined, of approximately $61 million and $93 million, respectively. Operating income from Jo Malone London decreased in both periods, primarily driven by a decrease in net sales, higher advertising and promotional activities to support holiday and key shopping moments, and higher selling expenses due to increased staffing costs compared to the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting the decrease in fragrance operating income for the three and six months ended December 31, 2022, were higher results from Estée Lauder, driven by an increase in net sales. Also benefiting fragrance operating income for the six months ended December 31, 2022, were higher results from Tom Ford Beauty, reflecting an increase in net sales, partially offset by higher selling expenses due to increased staffing costs compared to the prior-year period, and higher advertising and promotional activities to support hero franchises and holiday and key shopping moments. Also benefiting fragrance operating income in both periods was lower general and administrative expenses.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income (loss)	$5	$8	$(7)	$10
$ Change from prior-year period	(3)		(17)
% Change from prior-year period	(38)%		(100+)%

Reported hair care operating results decreased for the three and six months ended December 31, 2022, primarily driven by lower results from Aveda and Bumble and bumble, combined, of approximately $9 million and $34 million, respectively. In both periods, the lower results from Aveda were primarily driven by a decrease in net sales, higher advertising and promotional activities to support the brand's expansion into mainland China during fiscal 2023 and holiday and key shopping moments and higher cost of sales. Operating results from Bumble and bumble decreased for the three and six months ended December 31, 2022, primarily driven by higher cost of sales.

Partially offsetting the decrease in hair care operating income for the three and six months ended December 31, 2022 was lower general and administrative expenses.
Geographic Regions
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income (loss)	$(85)	$382	$40	$636
$ Change from prior-year period	(467)		(596)
% Change from prior-year period	(100+)%		(94)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and change in fair value of acquisition-related stock options	(95)%		(77)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results decreased in The Americas for the three and six months ended December 31, 2022, primarily reflecting lower operating results from North America of approximately $468 million and $602 million, respectively. The decrease in operating results in North America is driven by the United States, primarily due to lower intercompany royalty income driven by a decrease in net sales in our travel retail business, fiscal 2023 second quarter other intangible asset impairments relating to Too Faced and Smashbox of $107 million and a decrease in net sales. Also contributing to the decrease in operating results in the United States for the six months ended December 31, 2022 was an increase in selling expenses due to higher staffing costs compared to the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$409	$620	$743	$1,085
$ Change from prior-year period	(211)		(342)
% Change from prior-year period	(34)%		(32)%

Reported operating income decreased in Europe, the Middle East & Africa for the three and six months ended December 31, 2022, primarily driven by lower results from our travel retail business of approximately $236 million and $384 million, respectively. In both periods, operating income decreased in our travel retail business reflecting the decrease in net sales and higher advertising and promotional activity primarily to support investments in key markets and increased digital media campaigns. Also contributing to the decrease in operating income in our travel retail business was an increase in cost of sales reflecting higher costs due to inflationary pressures. Partially offsetting the decrease in operating income in our travel retail business in both periods was a decrease in intercompany royalty expense to The Americas due to the net sales decrease.
Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2022	2021	2022	2021
As Reported:
Operating income	$241	$431	$449	$653
$ Change from prior-year period	(190)		(204)
% Change from prior-year period	(44)%		(31)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	(21)%		(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 54 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income decreased in Asia/Pacific for the three and six months ended December 31, 2022, primarily reflecting the fiscal 2023 second quarter other intangible asset impairment relating to Dr. Jart+ of $100 million and a decrease in operating results in Greater China of approximately $76 million and $106 million, respectively. The decrease in operating results in Greater China in both periods was driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management.

Partially offsetting the decrease in operating income in Asia/Pacific for the three and six months ended December 31, 2022 were higher results from southeast Asia, led by Singapore, Malaysia, and the Philippines, combined, of approximately $2 million and $23 million, respectively, primarily driven by an increase in net sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2022	2021	2022	2021
Interest expense	$52	$42	$98	$84
Interest income and investment income, net	$26	$10	$41	$14
Interest expense and interest income and investment income, net, increased primarily reflecting higher interest rates compared to the prior-year period.

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

	Three Months Ended December 31		Six Months Ended December 31
	2022	2021	2022	2021
Effective rate for income taxes	25.4%	21.5%	23.9%	21.9%
Basis-point change from the prior-year period	390		200

For the three and six months ended December 31, 2022, the increase in the effective tax rate was primarily attributable to a decrease in excess tax benefits associated with stock-based compensation arrangements and a higher effective tax rate on the our foreign operations, partially offset by a reduction in income tax reserve adjustments.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31		Six Months Ended December 31
($ in millions, except per share data)	2022	2021	2022	2021
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$394	$1,088	$883	$1,780
$ Change from prior-year period	(694)		(897)
% Change from prior-year period	(64)%		(50)%
Diluted net earnings per common share	$1.09	$2.97	$2.45	$4.85
% Change from prior-year period	(63)%		(50)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(49)%		(41)%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; the change in fair value of acquisition-related stock options; other intangible asset impairments; and the effects of foreign currency translation.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended December 31		Variance	% Change	% Change in constant currency
	2022	2021
Net sales, as reported	$4,620	$5,539	$(919)	(17)%	(12)%
Returns associated with restructuring and other activities	1	1	—
Net sales, as adjusted	$4,621	$5,540	$(919)	(17)%	(11)%

Operating income, as reported	$556	$1,418	$(862)	(61)%	(57)%
Charges associated with restructuring and other activities	9	15	(6)
Other intangible asset impairments	207	—	207
Change in fair value of acquisition-related stock options	(4)	2	(6)
Operating income, as adjusted	$768	$1,435	$(667)	(46)%	(42)%

Diluted net earnings per common share, as reported	$1.09	$2.97	$(1.88)	(63)%	(59)%
Charges associated with restructuring and other activities	.02	.03	(.01)
Other intangible asset impairments	.44	—	.44
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.01)	.01	(.02)
Diluted net earnings per common share, as adjusted	$1.54	$3.01	$(1.47)	(49)%	(44)%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Six Months Ended December 31		Variance	% Change	% Change in constant currency
	2022	2021
Net sales, as reported	$8,550	$9,931	$(1,381)	(14)%	(9)%
Returns associated with restructuring and other activities	6	2	4
Net sales, as adjusted	$8,556	$9,933	$(1,377)	(14)%	(9)%

Operating income, as reported	$1,217	$2,353	$(1,136)	(48)%	(44)%
Charges associated with restructuring and other activities	15	21	(6)
Other intangible asset impairments	207	—	207
Change in fair value of acquisition-related stock options	(3)	2	(5)
Operating income, as adjusted	$1,436	$2,376	$(940)	(40)%	(35)%

Diluted net earnings per common share, as reported	$2.45	$4.85	$(2.40)	(50)%	(46)%
Charges associated with restructuring and other activities	.03	.05	(.02)
Other intangible asset impairments	.44	—	.44
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.01)	—	(.01)
Diluted net earnings per common share, as adjusted	$2.91	$4.90	$(1.99)	(41)%	(36)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended December 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$2,382	$3,159	$(777)	$152	$(625)	(25)%	(20)%
Makeup	1,268	1,386	(118)	73	(45)	(9)	(3)
Fragrance	775	799	(24)	49	25	(3)	3
Hair Care	182	180	2	6	8	1	4
Other	14	16	(2)	2	—	(13)	—
	4,621	5,540	(919)	282	(637)	(17)	(11)
Returns associated with restructuring and other activities	(1)	(1)	—	—	—
Total	$4,620	$5,539	$(919)	$282	$(637)	(17)%	(12)%

By Region:
The Americas	$1,235	$1,300	$(65)	$(7)	$(72)	(5)%	(6)%
Europe, the Middle East & Africa	1,816	2,338	(522)	102	(420)	(22)	(18)
Asia/Pacific	1,570	1,902	(332)	187	(145)	(17)	(8)
	4,621	5,540	(919)	282	(637)	(17)	(11)
Returns associated with restructuring and other activities	(1)	(1)	—	—	—
Total	$4,620	$5,539	$(919)	$282	$(637)	(17)%	(12)%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Six Months Ended December 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$4,486	$5,608	$(1,122)	$237	$(885)	(20)%	(16)%
Makeup	2,320	2,560	(240)	123	(117)	(9)	(5)
Fragrance	1,382	1,408	(26)	84	58	(2)	4
Hair Care	340	328	12	12	24	4	7
Other	28	29	(1)	2	1	(3)	3
	8,556	9,933	(1,377)	458	(919)	(14)	(9)
Returns associated with restructuring and other activities	(6)	(2)	(4)	—	(4)
Total	$8,550	$9,931	$(1,381)	$458	$(923)	(14)%	(9)%

By Region:
The Americas	$2,358	$2,494	$(136)	$(14)	$(150)	(5)%	(6)%
Europe, the Middle East & Africa	3,498	4,211	(713)	185	(528)	(17)	(13)
Asia/Pacific	2,700	3,228	(528)	287	(241)	(16)	(7)
	8,556	9,933	(1,377)	458	(919)	(14)	(9)
Returns associated with restructuring and other activities	(6)	(2)	(4)	—	(4)
Total	$8,550	$9,931	$(1,381)	$458	$(923)	(14)%	(9)%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options:

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended December 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$421	$1,082	$(661)	$100	$(6)	$(567)	(61)%	(52)%
Makeup	(37)	130	(167)	107	—	(60)	(100+)	(46)
Fragrance	177	210	(33)	—	—	(33)	(16)	(16)
Hair Care	5	8	(3)	—	—	(3)	(38)	(38)
Other	(1)	3	(4)	—	—	(4)	(100+)	(100+)
	565	1,433	(868)	$207	$(6)	$(667)	(61)%	(46)%
Charges associated with restructuring and other activities	(9)	(15)	6
Total	$556	$1,418	$(862)

By Region:
The Americas	$(85)	$382	$(467)	$107	$(6)	$(366)	(100+)%	(95)%
Europe, the Middle East & Africa	409	620	(211)	—	—	(211)	(34)	(34)
Asia/Pacific	241	431	(190)	100	—	(90)	(44)	(21)
	565	1,433	(868)	$207	$(6)	$(667)	(61)%	(46)%
Charges associated with restructuring and other activities	(9)	(15)	6
Total	$556	$1,418	$(862)

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Six Months Ended December 31
($ in millions)	2022	2021	Variance
By Product Category:
Skin Care	$951	$1,799	$(848)	$100	$(5)	$(753)	(47)%	(42)%
Makeup	(21)	221	(242)	107	—	(135)	(100+)	(61)
Fragrance	310	341	(31)	—	—	(31)	(9)	(9)
Hair Care	(7)	10	(17)	—	—	(17)	(100+)	(100+)
Other	(1)	3	(4)	—	—	(4)	(100+)	(100+)
	1,232	2,374	(1,142)	$207	$(5)	$(940)	(48)%	(40)%
Charges associated with restructuring and other activities	(15)	(21)	6
Total	$1,217	$2,353	$(1,136)

By Region:
The Americas	$40	$636	$(596)	$107	$(5)	$(494)	(94)%	(77)%
Europe, the Middle East & Africa	743	1,085	(342)	—	—	(342)	(32)	(32)
Asia/Pacific	449	653	(204)	100	—	(104)	(31)	(16)
	1,232	2,374	(1,142)	$207	$(5)	$(940)	(48)%	(40)%
Charges associated with restructuring and other activities	(15)	(21)	6
Total	$1,217	$2,353	$(1,136)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2022, we had cash and cash equivalents of $3,725 million compared with $3,957 million at June 30, 2022. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.
In November 2022, we signed an agreement to acquire the TOM FORD brand. The amount to be paid for the acquisition is approximately $2,300 million, net of a $250 million payment to be received at closing from Marcolin S.p.A. and expects to close in the second half of fiscal 2023. We expect to fund this transaction through a combination of cash, debt and $300 million in deferred payments to the sellers that become due beginning in July 2025. In addition, the acquisition will result in the elimination of the existing license royalty payments on our beauty business upon closing.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 26, 2023, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

Debt
At December 31, 2022, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (12)	$636	$—	$636
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (12)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (12)	455	—	455
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (12)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (12)	295	—	295
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (7), (12)	549	—	549
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (8), (12)	589	—	589
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (12)	643	—	643
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (12)	499	—	499
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (12)	498	—	498
Commercial paper	—	249	249
Other long-term borrowings	9	—	9
Other current borrowings	—	11	11
	$5,111	$260	$5,371

(1)Consists of $650 million principal, unamortized debt discount of $8 million and debt issuance costs of $6 million.
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
(7)Consists of $600 million, principal, unamortized debt discount of $3 million, debt issuance costs of $4 million and a $44 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $4 million and a $106 million loss to reflect the fair value of interest rate swaps.
(9)Consists of $650 million principal, unamortized debt discount of $4 million and debt issuance costs of $3 million.
(10)Consists of $500 million principal and debt issuance costs of $1 million.
(11)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(12)The Senior Notes contain certain customary incurrence–based covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 48% and 49% at December 31, 2022 and June 30, 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
In January 2023, we entered into a $2,000 million senior unsecured revolving credit facility that expires on January 2, 2024 (the “New Facility”) for liquidity support for our commercial paper program and general corporate purposes, of which the entire amount is currently undrawn and available. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement.
In January 2023, we increased our commercial paper program under which we may issue commercial paper in the United States from $2,500 million to $4,500 million.
Cash Flows

	Six Months Ended December 31
(In millions)	2022	2021
Net cash flows provided by operating activities	$751	$1,846
Net cash flows used for investing activities	$(285)	$(414)
Net cash flows used for financing activities	$(685)	$(1,775)

The change in net cash flows provided by operating activities primarily reflected lower earnings before tax, excluding non-cash items, and the unfavorable change in working capital, reflecting lower other accrued liabilities, which includes the settlement of net investment hedges, lower accounts payable due to timing of payments, partially offset by a favorable change in accounts receivable.

The change in net cash flows used for investing activities primarily reflected a favorable impact from the settlement of net investment hedges, which is offset by the unfavorable change in other accrued liabilities as discussed above, and a decrease in capital expenditures compared to the prior-year period.

The change in net cash flows used for financing activities primarily reflected a decrease relating to lower treasury stock repurchases compared to the prior-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2022, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

Pension and Post-retirement Plan Funding
There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Commitments, Contractual Obligations and Contingencies
There have been no other significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, except as disclosed in Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $267 million and $259 million as of December 31, 2022 and June 30, 2022, respectively. This potential change does not consider our underlying foreign currency exposures.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $33 million and $41 million as of December 31, 2022 and June 30, 2022, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill, other intangible assets and long-lived assets - impairment assessment and income taxes. Since June 30, 2022, there have been no significant changes to the assumptions and estimates related to our critical accounting policies, except as disclosed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 39-40.

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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2022	287,111	$211.33	286,250	25,227,742
November 2022	420,683	205.04	154,500	25,073,242
December 2022	—	—	—	25,073,242
	707,794	207.59	440,750

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Beginning in December 2022, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.

Item 6. Exhibits.

Exhibit Number	Description

10.1	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (SEC File No. 1-14064).†
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 is formatted in iXBRL

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: February 2, 2023		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)