Form 10-Q
period 2023-03-31
ESTEE LAUDER COMPANIES INC
filed 2023-05-03
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 26, 2023, 231,870,990 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2023	2022	2023	2022

Net sales	$3,751	$4,245	$12,301	$14,176
Cost of sales	1,159	994	3,401	3,274

Gross profit	2,592	3,251	8,900	10,902

Operating expenses
Selling, general and administrative	2,281	2,275	7,155	7,554
Restructuring and other charges	14	22	24	41
Impairment of other intangible assets	—	216	207	216
Total operating expenses	2,295	2,513	7,386	7,811

Operating income	297	738	1,514	3,091

Interest expense	58	41	156	125
Interest income and investment income, net	37	5	78	19
Other components of net periodic benefit cost	(4)	(1)	(9)	(2)
Other income	—	—	—	1
Earnings before income taxes	280	703	1,445	2,988

Provision for income taxes	125	130	403	630
Net earnings	155	573	1,042	2,358

Net earnings attributable to noncontrolling interests	—	(3)	—	(8)
Net loss (earnings) attributable to redeemable noncontrolling interest	1	(12)	(3)	(12)
Net earnings attributable to The Estée Lauder Companies Inc.	$156	$558	$1,039	$2,338

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.44	$1.55	$2.90	$6.48
Diluted	$.43	$1.53	$2.88	$6.39

Weighted-average common shares outstanding
Basic	357.9	359.2	357.8	360.7
Diluted	361.2	363.6	360.9	365.8
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022

Net earnings	$155	$573	$1,042	$2,358

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(43)	5	(50)	21
Cross-currency swap contract loss	(11)	—	(11)	—
Retirement plan and other retiree benefit adjustments	—	4	—	12
Translation adjustments	(7)	28	(101)	(173)
Benefit (provision) for income taxes on components of other comprehensive income	16	(4)	23	(22)
Total other comprehensive income (loss), net of tax	(45)	33	(139)	(162)
Comprehensive income	110	606	903	2,196

Comprehensive income attributable to noncontrolling interests:
Net earnings	—	(3)	—	(8)
Translation adjustments	—	1	—	3
Total comprehensive income attributable to noncontrolling interests	—	(2)	—	(5)

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net loss (earnings)	1	(12)	(3)	(12)
Translation adjustments	(1)	(14)	26	3
Total comprehensive loss (income) attributable to redeemable noncontrolling interest	—	(26)	23	(9)
Comprehensive income attributable to The Estée Lauder Companies Inc.	$110	$578	$926	$2,182
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	March 31 2023	June 30 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,531	$3,957
Accounts receivable, net	1,904	1,629
Inventory and promotional merchandise	3,097	2,920
Prepaid expenses and other current assets	715	792
Total current assets	11,247	9,298

Property, plant and equipment, net	3,026	2,650

Other assets
Operating lease right-of-use assets	1,843	1,949
Goodwill	2,468	2,521
Other intangible assets, net	3,045	3,428
Other assets	1,086	1,064
Total other assets	8,442	8,962
Total assets	$22,715	$20,910

LIABILITIES AND EQUITY
Current liabilities
Current debt	$2,243	$268
Accounts payable	1,520	1,822
Operating lease liabilities	357	365
Other accrued liabilities	3,580	3,360
Total current liabilities	7,700	5,815

Noncurrent liabilities
Long-term debt	5,128	5,144
Long-term operating lease liabilities	1,734	1,868
Other noncurrent liabilities	1,457	1,651
Total noncurrent liabilities	8,319	8,663

Commitments and Contingencies

Redeemable Noncontrolling Interest	819	842

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2023 and June 30, 2022; shares issued: 469,358,006 at March 31, 2023 and 467,949,351 at June 30, 2022; Class B shares authorized: 304,000,000 at March 31, 2023 and June 30, 2022; shares issued and outstanding: 125,542,029 at March 31, 2023 and 125,542,029 at June 30, 2022	6	6
Paid-in capital	6,103	5,796
Retained earnings	14,261	13,912
Accumulated other comprehensive loss	(875)	(762)
	19,495	18,952
Less: Treasury stock, at cost; 237,532,271 Class A shares at March 31, 2023 and 236,435,830 Class A shares at June 30, 2022	(13,618)	(13,362)
Total equity	5,877	5,590
Total liabilities, redeemable noncontrolling interest and equity	$22,715	$20,910
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In millions)	2023	2022

Cash flows from operating activities
Net earnings	$1,042	$2,358
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	548	546
Deferred income taxes	(70)	(90)
Non-cash stock-based compensation	234	283
Net loss on disposal of property, plant and equipment	8	6
Non-cash restructuring and other charges	20	2
Pension and post-retirement benefit expense	40	59
Pension and post-retirement benefit contributions	(20)	(30)
Impairment of other intangible assets	207	216
Gain on previously held equity method investment	—	(1)
Other non-cash items	(9)	(4)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(254)	(548)
Increase in inventory and promotional merchandise	(154)	(398)
Increase in other assets, net	(69)	(61)
Decrease in accounts payable	(313)	(199)
Decrease in other accrued and noncurrent liabilities	(151)	(132)
Decrease in operating lease assets and liabilities, net	(42)	(38)
Net cash flows provided by operating activities	1,017	1,969

Cash flows from investing activities
Capital expenditures	(652)	(658)
Payment for acquired business	—	(3)
Purchases of other intangible assets	(8)	—
Purchases of investments	(5)	(10)
Settlement of net investment hedges	138	108
Net cash flows used for investing activities	(527)	(563)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	2,228	(4)
Debt issuance costs	—	(1)
Repayments and redemptions of long-term debt	(261)	(16)
Net proceeds from stock-based compensation transactions	68	127
Payments to acquire treasury stock	(258)	(1,998)
Dividends paid to stockholders	(687)	(624)
Net cash flows provided by (used for) financing activities	1,090	(2,516)

Effect of exchange rate changes on Cash and cash equivalents	(6)	(12)
Net increase (decrease) in Cash and cash equivalents	1,574	(1,122)
Cash and cash equivalents at beginning of period	3,957	4,958
Cash and cash equivalents at end of period	$5,531	$3,836
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(5) million and $13 million, net of tax, during the three months ended March 31, 2023 and 2022, respectively, and $(66) million and $(182) million, net of tax, during the nine months ended March 31, 2023 and 2022, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. Additionally, the Company enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 4 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $25 million and $3 million during the three months ended March 31, 2023 and 2022, respectively, and $59 million and $(15) million during the nine months ended March 31, 2023 and 2022, respectively.

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

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	March 31, 2023	June 30, 2022
Raw materials	$916	$791
Work in process	353	366
Finished goods	1,527	1,449
Promotional merchandise	301	314
	$3,097	$2,920

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	March 31, 2023	June 30, 2022
Assets (Useful Life)
Land	$55	$53
Buildings and improvements (10 to 40 years)	503	491
Machinery and equipment (3 to 10 years)	1,032	994
Computer hardware and software (4 to 10 years)	1,565	1,468
Furniture and fixtures (5 to 10 years)	133	129
Leasehold improvements	2,284	2,246
Construction in progress	1,140	759
	6,712	6,140
Less accumulated depreciation and amortization	(3,686)	(3,490)
	$3,026	$2,650

Depreciation and amortization of property, plant and equipment was $147 million and $140 million during the three months ended March 31, 2023 and 2022, respectively, and $421 million and $406 million during the nine months ended March 31, 2023 and 2022, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Effective rate for income taxes	44.6%	18.5%	27.9%	21.1%
Basis-point change from the prior-year period	2,610		680

For the three months ended March 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2023.

For the nine months ended March 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2023, and a decrease in excess tax benefits associated with stock-based compensation arrangements.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, with tax provisions primarily focused on implementing a 1% excise tax on share repurchases and a 15% corporate alternative minimum tax based on global adjusted financial statement income. The excise tax was effective beginning with the Company’s third quarter of fiscal 2023 and did not have an impact on the Company’s results of operations or financial position. The corporate alternative minimum tax will be effective beginning with the Company's first quarter of fiscal 2024. The Company continues to monitor developments and evaluate projected impacts, if any, of this provision to its consolidated financial statements.

As of March 31, 2023 and June 30, 2022, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $59 million and $61 million, respectively. The total amount of unrecognized tax benefits at March 31, 2023 that, if recognized, would affect the effective tax rate was $50 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2023 in the accompanying consolidated statements of earnings was $1 million and $2 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at each of March 31, 2023 and June 30, 2022, was $16 million and $14 million, respectively. On the basis of the information available as of March 31, 2023, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2023 first quarter, the Company formally concluded the compliance process with respect to its fiscal 2021 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and nine months ended March 31, 2023.

Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	March 31, 2023	June 30, 2022
Advertising, merchandising and sampling	$240	$250
Employee compensation	525	693
Deferred revenue	306	312
Payroll and other non-income taxes	305	345
Accrued income taxes	396	267
Sales return accrual	342	252
Other	1,466	1,241
	$3,580	$3,360

At March 31, 2023 and June 30, 2022, total Other noncurrent liabilities of $1,457 million and $1,651 million included $625 million and $692 million of deferred tax liabilities, respectively.

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

Effective for the Company – The guidance becomes effective for the Company’s first quarter fiscal 2024 and is applied on a retrospective basis, except for the requirement to disclose rollforward information annually which is effective prospectively for the Company beginning in fiscal 2025. Early adoption is permitted. Annual disclosures, excluding the rollforward information, need to be provided in interim periods within the initial year of adoption.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2022
Goodwill	$1,702	$1,116	$249	$353	$3,420
Accumulated impairments	(138)	(732)	(29)	—	(899)
	1,564	384	220	353	2,521

Translation and other adjustments, goodwill	(56)	—	5	—	(51)
Translation and other adjustments, accumulated impairments	(1)	—	(1)	—	(2)
	(57)	—	4	—	(53)

Balance as of March 31, 2023
Goodwill	1,646	1,116	254	353	3,369
Accumulated impairments	(139)	(732)	(30)	—	(901)
	$1,507	$384	$224	$353	$2,468

Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2023			June 30, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists, license agreements and other	$2,036	$734	$1,302	$2,064	$628	$1,436
Non-amortizable intangible assets:
Trademarks			1,743			1,992
Total intangible assets			$3,045			$3,428

The aggregate amortization expense related to amortizable intangible assets was $36 million and $38 million for the three months ended March 31, 2023 and 2022, respectively, and $109 million and $122 million for the nine months ended March 31, 2023 and 2022, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2023 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2023	2024	2025	2026	2027
Estimated aggregate amortization expense	$38	$146	$146	$146	$129

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Analysis During the Nine Months Ended March 31, 2023

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

A summary of the impairment charges for the three and nine months ended March 31, 2023 and the remaining trademark and goodwill carrying values as of March 31, 2023, for each reporting unit, are as follows:

		Impairment Charges				Carrying Value
(In millions)		Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023		As of March 31, 2023
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$—	$—	$21	$—	$—	$—
Dr.Jart+	Asia/Pacific	—	—	100	—	330	310
Too Faced	The Americas	—	—	86	—	186	13
Total		$—	$—	$207	$—	$516	$323

The impairment charges for the nine months ended March 31, 2023 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Analysis During the Nine Months Ended March 31, 2022

During the fiscal 2022 third quarter, given the lower-than-expected results from international expansion to areas impacted by COVID-19, the Company made revisions to the internal forecasts relating to its GLAMGLOW reporting unit. The Company concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. As of March 31, 2022, the remaining carrying value of the trademark intangible asset was not recoverable and the Company recorded an impairment charge of $11 million reducing the carrying value to zero.

During the fiscal 2022 third quarter, given the lower-than-expected growth within key geographic regions and channels for Dr.Jart+ impacted by the spread of COVID-19 variants and resurgence in cases and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the lower than expected growth in key retail channels for DECIEM, and the lower than expected results from international expansion to areas impacted by COVID-19 for Too Faced, the Company made revisions to the internal forecasts relating to its Dr.Jart+, DECIEM and Too Faced reporting units.

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

A summary of the impairment charges for the three and nine months ended March 31, 2022 and the remaining trademark and goodwill carrying values as of March 31, 2022, for each reporting unit, are as follows:

(In millions)		Impairment Charges		Carrying Value
		Three and Nine Months Ended March 31, 2022		As of March 31, 2022
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
GLAMGLOW	The Americas	$11	$—	$—	$—
Dr.Jart+	Asia/Pacific	205	—	486	332
Total		$216	$—	$486	$332

The impairment charges for the three and nine months ended March 31, 2022 were reflected in the skin care product category.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Charges associated with the Post-COVID Business Acceleration Program for the three and nine months ended March 31, 2023 were as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Three months ended March 31, 2023	$4	$—	$6	$4	$14
Nine months ended March 31, 2023	$10	$(1)	$12	$7	$28

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

As of March 31, 2023, the Company estimated a net reduction over the duration of the PCBA Program in the range of 2,500 to 3,000 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimated the closure over the duration of the PCBA Program of approximately 10% to 15% of its freestanding stores globally, primarily in Europe, the Middle East & Africa and in North America.

As of June 30, 2022, the Company approved specific initiatives under the PCBA Program and expects to substantially complete those initiatives through fiscal 2023. Inclusive of approvals from inception through June 30, 2022, the Company estimates, as of March 31, 2023, that the PCBA Program may result in related restructuring and other charges totaling between $450 million and $480 million, before taxes. Additional information about the PCBA Program approvals is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Optimize Select Marketing, Brand and Global Functions – The Company has started to reduce its corporate and certain of its brand office footprints and is moving toward the future of work in a post-COVID-19 environment, by restructuring where and how its employees work and collaborate. In addition, the Company has approved initiatives to reduce organizational complexity and leverage scale across various Global functions. These actions will result in asset write-offs, employee severance, lease termination fees, and consulting and other professional services for the design and implementation of the future structures and processes.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Cumulative through June 30, 2022	$18	$7	$310	$13	$348
Nine months ended March 31, 2023	10	(1)	12	7	28
Cumulative through March 31, 2023	$28	$6	$322	$20	$376

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative through June 30, 2022	$203	$86	$19	$2	$310
Nine months ended March 31, 2023	(8)	20	(3)	3	12
Cumulative through March 31, 2023	$195	$106	$16	$5	$322

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in accrued restructuring charges for the nine months ended March 31, 2023 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2022	$125	$—	$—	$—	$125
Charges	(8)	20	(3)	3	12
Cash payments	(27)	—	(1)	(3)	(31)
Non-cash asset write-offs	—	(20)	—	—	(20)
Translation and other adjustments	(5)	—	4	—	(1)
Balance at March 31, 2023	$85	$—	$—	$—	$85

Accrued restructuring charges at March 31, 2023 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $31 million, $41 million and $13 million for the remainder of fiscal 2023 and for fiscal 2024 and 2025, respectively.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At March 31, 2023, the notional amount of derivatives not designated as hedging instruments was $3,521 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31, 2023	June 30, 2022	Balance Sheet Location	March 31, 2023	June 30, 2022
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$22	$57	Other accrued liabilities	$22	$1
Cross-currency swap contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	11	—
Net investment hedges	Prepaid expenses and other current assets	—	107	Other accrued liabilities	56	—
Interest rate-related derivatives	Prepaid expenses and other current assets	1	24	Other accrued liabilities	138	115
Total Derivatives Designated as Hedging Instruments		23	188		227	116
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	58	27	Other accrued liabilities	13	104
Total derivatives		$81	$215		$240	$220

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(11)	$(2)	Net sales	$22	$3
Interest rate-related derivatives	(11)	10	Interest expense	(1)	—
	(22)	8		21	3
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(23)	17		—	—
Total derivatives	$(45)	$25		$21	$3

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended March 31, 2023 and 2022, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $6 million and $3 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$7	$5	Net sales	$59	$(5)
Interest rate-related derivatives	1	10	Interest expense	(1)	(1)
	8	15		58	(6)
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(38)	87		—	—
Total derivatives	$(30)	$102		$58	$(6)

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the nine months ended March 31, 2023 and 2022, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $19 million and $8 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2023	2022	2023	2022
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$1	$—	$1	$—
Interest rate swap contracts (2)	Interest expense	$18	$(69)	$(17)	$(85)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing was $4 million.
(2)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2023	March 31, 2023
Long-term debt	$862	$(132)
Intercompany debt	—	1

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31
	2023			2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,751	$2,281	$58	$4,245	$2,275	$41
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(18)	N/A	N/A	69
Derivatives designated as hedging instruments	N/A	N/A	18	N/A	N/A	(69)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(1)	N/A	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	1	N/A	N/A	—	N/A

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)	N/A	N/A	—

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	22	N/A	N/A	3	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31
	2023			2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$12,301	$7,155	$156	$14,176	$7,554	$125
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	17	N/A	N/A	85
Derivatives designated as hedging instruments	N/A	N/A	(17)	N/A	N/A	(85)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(1)	N/A	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	1	N/A	N/A	—	N/A

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)	N/A	N/A	(1)

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI into earnings	59	N/A	N/A	(5)	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$4	$17	$21	$(32)

The Company's derivative instruments are subject to enforceable master netting agreements. These agreements permit the net settlement of these contracts on a per-institution basis; however, the Company records the fair value on a gross basis on its consolidated balance sheets based on maturity dates, including those subject to master netting arrangements. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties:

	As of March 31, 2023			As of June 30, 2022
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$81	$(73)	$8	$215	$(104)	$111
Derivative liabilities	(240)	73	(167)	(220)	104	(116)
Total	$(159)	$—	$(159)	$(5)	$—	$(5)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of December 2024. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At March 31, 2023, the Company had cash flow hedges outstanding with a notional amount totaling $2,382 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of March 31, 2023, the Company’s foreign currency cash flow hedges were highly effective.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $5 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $40 million and $90 million as of March 31, 2023 and June 30, 2022, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At March 31, 2023, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on it’s intercompany foreign currency denominated debt. At March 31, 2023, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of March 31, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $13 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was $11 million as of March 31, 2023.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of May 2023. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2023, the Company had net investment hedges outstanding with a notional amount totaling $1,037 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $81 million at March 31, 2023. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,485	$—	$—	$3,485
Foreign currency forward contracts	—	80	—	80
Interest rate-related derivatives	—	1	—	1
Total	$3,485	$81	$—	$3,566

Liabilities:
Cross-currency swap contracts	$—	11	$—	$11
Foreign currency forward contracts	—	91	—	91
Interest rate-related derivatives	—	138	—	138
DECIEM stock options	—	—	73	73
Total	$—	$240	$73	$313

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$961	$—	$—	$961
Foreign currency forward contracts	—	191	—	191
Interest rate-related derivatives	—	24	—	24
Total	$961	$215	$—	$1,176

Liabilities:
Foreign currency forward contracts	$—	$105	$—	$105
Interest rate-related derivatives	—	115	—	115
DECIEM stock options	—	—	74	74
Total	$—	$220	$74	$294

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2023		June 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$5,531	$5,531	$3,957	$3,957
Current and long-term debt	7,371	7,034	5,412	5,139
DECIEM stock options	73	73	74	74

Derivatives
Cross-currency swap contracts - liability, net	(11)	(11)	—	—
Foreign currency forward contracts – liability, net	(11)	(11)	86	86
Interest rate-related derivatives – liability, net	(137)	(137)	(91)	(91)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s impairment charges for the nine months ended March 31, 2023 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test during the three months ended December 31, 2022:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Other intangible assets, net (trademarks)
Dr.Jart+	$100	November 30, 2022	$330
Too Faced	86	November 30, 2022	186
Smashbox	21	December 31, 2022	—
Total	$207		$516

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

The following table presents the Company’s impairment charges for the nine months ended March 31, 2022 for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, due to a change in circumstances that triggered an interim impairment test:

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Other intangible assets, net (trademarks)
GLAMGLOW	$11	March 31, 2022	$—
Dr.Jart+	205	February 28, 2022	486
Total	216		486

Total	$216		$486

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

Cross-currency swap contracts - The fair value of the Company’s cross-currency swap contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as yield curves and currency spot and forward rates, were obtained from independent pricing services.

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

Changes in the DECIEM stock option liability for the nine months ended March 31, 2023 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2022	$74
Changes in fair value, net of foreign currency remeasurements(1)	(2)
Translation adjustments and other, net	1
DECIEM stock option liability as of March 31, 2023	$73

(1)Amount includes expense attributable to graded vesting of stock options which is not material for the nine months ended March 31, 2023.

NOTE 6 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $26 million and $27 million as of March 31, 2023 and June 30, 2022, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	March 31, 2023
Balance at June 30, 2022	$10
Provision for expected credit losses	1
Write-offs, net & other	1
Balance at March 31, 2023	$12

The remaining balance of the allowance for doubtful accounts of $14 million and $17 million as of March 31, 2023 and June 30, 2022, respectively, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
Deferred revenue, beginning of period	$353	$421	$362	$371
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(50)	(40)	(330)	(288)
Revenue deferred (released) during the period	(15)	(13)	261	285
Other	26	(4)	21	(4)
Deferred revenue, end of period	$314	$364	$314	$364

Transaction Price Allocated to the Remaining Performance Obligations

At March 31, 2023, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions and gift card liabilities that are unsatisfied (or partially unsatisfied) is $306 million. The remaining balance of deferred revenue at March 31, 2023 will be recognized beyond the next twelve months.

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

The components of net periodic benefit cost for the three months ended March 31, 2023 and 2022 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$10	$12	$7	$8	$—	$1
Interest cost	10	8	3	3	2	1
Expected return on plan assets	(14)	(14)	(5)	(4)	—	—
Amortization of:
Actuarial loss	—	4	—	—	—	—
Prior service cost	—	—	—	—	—	—
Special termination benefits	—	—	1	1	—	—
Net periodic benefit cost	$6	$10	$6	$8	$2	$2

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the nine months ended March 31, 2023 and 2022 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$28	$35	$20	$24	$—	$2
Interest cost	30	23	10	8	6	4
Expected return on plan assets	(42)	(41)	(13)	(11)	—	(1)
Amortization of:
Actuarial loss	2	11	(2)	1	—	1
Prior service cost	—	—	—	(1)	—	—
Special termination benefits	—	—	1	4	—	—
Net periodic benefit cost	$18	$28	$16	$25	$6	$6

During the nine months ended March 31, 2023, the Company made contributions to its international pension plans totaling $12 million.

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31, 2023	June 30, 2022
Other assets	$134	$151
Other accrued liabilities	(24)	(24)
Other noncurrent liabilities	(361)	(357)
Funded status	(251)	(230)
Accumulated other comprehensive loss	156	155
Net amount recognized	$(95)	$(75)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Commitments

On April 28, 2023, the Company completed the acquisition of the TOM FORD brand. The amount paid by the Company at closing was approximately $2,250 million. This amount was funded by cash on hand and proceeds from the issuance of commercial paper, and approximately $250 million received at closing from Marcolin S.p.A. (a continuing TOM FORD licensee). An aggregate amount of $300 million, at 5% interest per annum, to the sellers becomes due from the Company beginning in July 2025. The completion of the acquisition of the brand resulted in the elimination of future license royalty payments on the Company's TOM FORD Beauty business.

In January 2023, the Company entered into a $2,000 million senior unsecured revolving credit facility that expires on January 2, 2024 (the “364-Day Facility”) for liquidity support for the Company's commercial paper program and general corporate purposes, of which the entire amount is currently undrawn and available. Interest rates on borrowings under the 364-Day Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the 364-Day Facility were not material. The 364-Day Facility has an annual fee of approximately $0.6 million, payable quarterly, based on the Company’s current credit ratings. The 364-Day Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility.
In January 2023, in connection with the 364-Day Facility, the Company increased its commercial paper program under which it may issue commercial paper in the United States from $2,500 million to $4,500 million. As of March 31, 2023 and April 26, 2023, the Company had $2,250 million and $3,410 million, respectively, outstanding under its commercial paper program.

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

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $69 million and $91 million for the three months ended March 31, 2023 and 2022, respectively, and was $234 million and $283 million for the nine months ended March 31, 2023 and 2022, respectively.

Stock Options

During the nine months ended March 31, 2023, the Company granted stock options in respect of approximately 1.2 million shares of Class A Common Stock with an weighted-average exercise price per share of $246.01 and a weighted-average grant date fair value per share of $79.09. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2023 was $74 million.

Restricted Stock Units

During the nine months ended March 31, 2023, the Company granted RSUs in respect of approximately 1.1 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $246.34 that, at the time of grant, are scheduled to vest at 0.4 million, 0.3 million, and 0.4 million shares per year, in fiscal 2024, fiscal 2025 and fiscal 2026, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the nine months ended March 31, 2023, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a grant date fair value per share of $246.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2025, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In September 2022, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.1 million PSUs with a performance period ended June 30, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense for the three and nine months ended March 31, 2023 was not material. The total stock option expense for the three and nine months ended March 31, 2022 resulted in income of $60 million and $58 million, respectively, net of foreign currency remeasurements and reflects a reduction in the fair value of the DECIEM stock options. There were no DECIEM stock options exercised during the nine months ended March 31, 2023.

The DECIEM stock options are reported as a stock option liability of $73 million and $74 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at March 31, 2023 and June 30, 2022, respectively. The fair value of the stock options were calculated using the following key assumptions in the Monte Carlo Method:

	March 31, 2023	June 30, 2022
Risk-free rate	4.20%	3.20%
Term to mid of last twelve-month period	0.67 years	1.42 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	7.00%	6.00%
EBITDA discount rate	10.30%	9.40%
EBITDA volatility	35.80%	33.90%
Net sales volatility	16.10%	15.30%

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2023	2022	2023	2022
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$156	$558	$1,039	$2,338

Denominator:
Weighted-average common shares outstanding – Basic	357.9	359.2	357.8	360.7
Effect of dilutive stock options	2.5	3.5	2.4	3.9
Effect of PSUs	0.1	0.2	0.1	0.2
Effect of RSUs	0.7	0.7	0.6	1.0
Weighted-average common shares outstanding – Diluted	361.2	363.6	360.9	365.8

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.44	$1.55	$2.90	$6.48
Diluted	$0.43	$1.53	$2.88	$6.39

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
Stock options	2.2	1.0	2.1	0.8
RSUs and PSUs	—	—	—	0.1

As of March 31, 2023 and 2022, 0.4 million and 0.7 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	6,000	5,605	5,796	5,335
Common stock dividends	1	2	3	3
Stock-based compensation	102	139	304	408
Paid-in capital, end of the period	6,103	5,746	6,103	5,746

Retained earnings, beginning of the period	14,342	13,735	13,912	12,244
Common stock dividends	(237)	(217)	(690)	(627)
Net earnings attributable to The Estée Lauder Companies Inc.	156	558	1,039	2,338
Cumulative effect of adoption of new accounting standards	—	—	—	121
Retained earnings, end of the period	14,261	14,076	14,261	14,076

Accumulated other comprehensive loss, beginning of the period	(829)	(646)	(762)	(470)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	(46)	20	(113)	(156)
Accumulated other comprehensive loss, end of the period	(875)	(626)	(875)	(626)

Treasury stock, beginning of the period	(13,617)	(12,482)	(13,362)	(11,058)
Acquisition of treasury stock	—	(568)	(184)	(1,850)
Stock-based compensation	(1)	(2)	(72)	(144)
Treasury stock, end of the period	(13,618)	(13,052)	(13,618)	(13,052)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,877	6,150	5,877	6,150

Noncontrolling interests, beginning of the period	—	34	—	34
Net earnings attributable to noncontrolling interests	—	3	—	8
Translation adjustments and other, net	—	(1)	—	(6)
Noncontrolling interests, end of the period	—	36	—	36
Total equity	$5,877	$6,186	$5,877	$6,186

Redeemable noncontrolling interest, beginning of the period	$819	$840	$842	$857
Net earnings (loss) attributable to redeemable noncontrolling interest	(1)	12	3	12
Translation adjustments	1	14	(26)	(3)
Adjustment of redeemable noncontrolling interest to redemption value	—	(1)	—	(1)
Redeemable noncontrolling interest, end of the period	$819	$865	$819	$865

Cash dividends declared per common share	$.66	$.60	$1.92	$1.73

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2023:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2022	August 31, 2022	September 15, 2022	$.60
November 1, 2022	November 30, 2022	December 15, 2022	$.66
February 1, 2023	February 28, 2023	March 15, 2023	$.66

On May 2, 2023, a dividend was declared in the amount of $.66 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on June 15, 2023 to stockholders of record at the close of business on May 31, 2023.

Common Stock
During the nine months ended March 31, 2023, the Company purchased approximately 1.2 million shares of its Class A Common Stock for $258 million.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the nine months ended March 31, 2023:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts (2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2022	$68	$—	$(114)	$(716)		$(762)
OCI before reclassifications	6	(6)	—	(66)	(1)	(66)
Amounts reclassified to Net earnings	(44)	(3)	—	—		(47)
Net current-period OCI	(38)	(9)	—	(66)		(113)
Balance at March 31, 2023	$30	$(9)	$(114)	$(782)		$(875)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2023 and 2022:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$22	$3	$59	$(5)	Net sales
Interest rate-related derivatives	(1)	—	(1)	(1)	Interest expense
	21	3	58	(6)
Benefit (provision) for deferred taxes	(5)	—	(14)	2	Provision for income taxes
	16	3	44	(4)	Net earnings

Cross-Currency Swap Contracts
Gain on cross-currency swap contracts	4	—	4	—	Selling, general and administrative
Provision for deferred taxes	(1)	—	(1)	—	Provision for income taxes
	3	—	3	—

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	—	—	—	1	Other components of net periodic benefit cost (1)
Amortization of actuarial loss	—	(4)	—	(13)	Other components of net periodic benefit cost (1)
	—	(4)	—	(12)
Benefit for deferred taxes	—	1	—	3	Provision for income taxes
	—	(3)	—	(9)	Net earnings

Total reclassification adjustments, net	$19	$—	$47	$(13)	Net earnings

(1)See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2023 and 2022 is as follows:

(In millions)	2023	2022
Cash:
Cash paid during the period for interest	$142	$110
Cash paid during the period for income taxes	$387	$626

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$239	$110
Financing lease modifications	$—	$(13)
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$197	$179

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,922	$2,395	$6,408	$8,003
Makeup	1,088	1,114	3,408	3,674
Fragrance	585	579	1,967	1,987
Hair Care	149	147	489	475
Other	11	11	39	40
	3,755	4,246	12,311	14,179
Returns associated with restructuring and other activities	(4)	(1)	(10)	(3)
Net sales	$3,751	$4,245	$12,301	$14,176

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$256	$667	$1,207	$2,466
Makeup	(15)	7	(36)	228
Fragrance	89	105	399	446
Hair Care	(24)	(18)	(31)	(8)
Other	9	—	8	3
	315	761	1,547	3,135
Reconciliation:
Charges associated with restructuring and other activities	(18)	(23)	(33)	(44)
Interest expense	(58)	(41)	(156)	(125)
Interest income and investment income, net	37	5	78	19
Other components of net periodic benefit cost	4	1	9	2
Other income	—	—	—	1
Earnings before income taxes	$280	$703	$1,445	$2,988

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,089	$1,053	$3,447	$3,547
Europe, the Middle East & Africa	1,474	1,990	4,972	6,201
Asia/Pacific	1,192	1,203	3,892	4,431
	3,755	4,246	12,311	14,179
Returns associated with restructuring and other activities	(4)	(1)	(10)	(3)
Net sales	$3,751	$4,245	$12,301	$14,176

Operating income (loss):
The Americas	$(93)	$408	$(53)	$1,044
Europe, the Middle East & Africa	176	281	919	1,366
Asia/Pacific	232	72	681	725
	315	761	1,547	3,135
Charges associated with restructuring and other activities	(18)	(23)	(33)	(44)
Operating income	$297	$738	$1,514	$3,091

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and nine months ended March 31, 2023 and 2022, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
NET SALES
By Product Category:
Skin Care	$1,922	$2,395	$6,408	$8,003
Makeup	1,088	1,114	3,408	3,674
Fragrance	585	579	1,967	1,987
Hair Care	149	147	489	475
Other	11	11	39	40
	3,755	4,246	12,311	14,179
Returns associated with restructuring and other activities	(4)	(1)	(10)	(3)
Net sales	$3,751	$4,245	$12,301	$14,176

By Region(1):
The Americas	$1,089	$1,053	$3,447	$3,547
Europe, the Middle East & Africa	1,474	1,990	4,972	6,201
Asia/Pacific	1,192	1,203	3,892	4,431
	3,755	4,246	12,311	14,179
Returns associated with restructuring and other activities	(4)	(1)	(10)	(3)
Net sales	$3,751	$4,245	$12,301	$14,176

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$256	$667	$1,207	$2,466
Makeup	(15)	7	(36)	228
Fragrance	89	105	399	446
Hair Care	(24)	(18)	(31)	(8)
Other	9	—	8	3
	315	761	1,547	3,135
Charges associated with restructuring and other activities	(18)	(23)	(33)	(44)
Operating income	$297	$738	$1,514	$3,091

By Region(1):
The Americas	$(93)	$408	$(53)	$1,044
Europe, the Middle East & Africa	176	281	919	1,366
Asia/Pacific	232	72	681	725
	315	761	1,547	3,135
Charges associated with restructuring and other activities	(18)	(23)	(33)	(44)
Operating income	$297	$738	$1,514	$3,091

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

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	30.9	23.4	27.6	23.1
Gross profit	69.1	76.6	72.4	76.9

Operating expenses:
Selling, general and administrative	60.8	53.6	58.2	53.3
Restructuring and other charges	0.4	0.5	0.2	0.3
Impairment of other intangible assets	—	5.1	1.7	1.5
Total operating expenses	61.2	59.2	60.0	55.1

Operating income	7.9	17.4	12.3	21.8
Interest expense	1.5	1.0	1.3	0.9
Interest income and investment income, net	1.0	0.1	0.6	0.1
Other components of net periodic benefit cost	(0.1)	—	(0.1)	—

Earnings before income taxes	7.5	16.6	11.7	21.1
Provision for income taxes	(3.3)	(3.1)	(3.3)	(4.4)

Net earnings	4.1	13.5	8.5	16.6
Net earnings attributable to noncontrolling interests	—	(0.1)	—	(0.1)
Net loss (earnings) attributable to redeemable noncontrolling interest	—	(0.3)	—	(0.1)

Net earnings attributable to The Estée Lauder Companies Inc.	4.2%	13.1%	8.4%	16.5%

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

THE ESTÉE LAUDER COMPANIES INC.
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are well diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. We also leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 30-32 of our Annual Report on Form 10-K for the year ended June 30, 2022, as well as below.

During the fiscal 2023 third quarter, the phase and pace of recovery from the COVID-19 pandemic continued to vary across markets globally. In the West, in both developed and emerging markets, the momentum of post-COVID-19 recovery growth continued with net sales growth in The Americas and markets in Europe, the Middle East & Africa, excluding travel retail. In Asia/Pacific, markets emerged from COVID-19 restrictions more gradually and over a longer period of time, compared to the pace of recovery experienced in the West. These markets continued to evolve in recovery during the fiscal 2023 third quarter, evidenced by strong net sales growth in many Asia/Pacific markets.

While we saw recovery in many markets globally, our Asia travel retail business continued to be pressured by the slower than anticipated recovery from the COVID-19 pandemic. Specifically, in Hainan, while traffic into the island exceeded prior year levels, conversion of travelers to consumers in prestige beauty lagged. This led to the slower than anticipated depletion of elevated levels of retailer inventory and, therefore, lower replenishment orders. In Korea, the shipments to duty free retailers were pressured owing to the transition to post-COVID-19 regulations as traveling consumers gradually return. In Korea, as well as in Asia more broadly, the travel retail recovery was challenged by slower than anticipated resumption of international flights, granting of visas, and organized group tours. Our business also continued to be pressured by the strong U.S. dollar, historically high inflation and recession concerns.

During the third quarter of fiscal 2023, net sales decreased 12%, reflecting the impacts noted above.

•Our skin care net sales declined 20%, including the unfavorable impact of foreign currency translation of 3%, driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory.
•Our makeup net sales decreased 2%, including the unfavorable impact of foreign currency translation of 2%, driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory. Partially offsetting these challenges were higher net sales from M·A·C, primarily driven by the recognition of the previously deferred revenue due to changes to the BACK-To-M·A·C take back program, and Clinique.
•Our fragrance net sales increased slightly, primarily driven by growth from Le Labo, TOM FORD Beauty, Estée Lauder, Kilian Paris and Editions de Parfums Frédéric Malle, partially offset by the impact of the license terminations related to certain of our designer fragrances of 10% and the unfavorable impact of foreign currency translation of 3%.

THE ESTÉE LAUDER COMPANIES INC.
•Our hair care net sales increased slightly, driven by higher net sales from The Ordinary reflecting growth due to the recent launch of hair care products, offset by lower net sales from Aveda driven by a decline in the salon business and lower online net sales in North America.

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

•Net sales in The Americas increased 3%, primarily driven by an increase in the United States, led by higher net sales from The Ordinary, partially offset by the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022. Also contributing to the net sales increase in The Americas was an increase in net sales in Latin America, led by Mexico and Brazil, reflecting the continued recovery in makeup.
•Net sales in Europe, the Middle East & Africa decreased 26% driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory.
•Net sales in Asia/Pacific remained virtually flat, driven by the unfavorable impact of foreign currency translation of 7%, partially offset by growth in Hong Kong, Australia and Southeast Asia as the region recovers from the COVID-19 pandemic.

Outlook

We are experiencing a more gradual and prolonged recovery from the COVID-19 pandemic, particularly in our Asia travel retail business. In Asia travel retail, there have been, and are likely to continue to be, impacts on our business in the near-term, from the slower than anticipated depletion of elevated levels of retailer inventory and, therefore, lower replenishment orders, as well as the slower than anticipated resumption of international flights, granting of visas, and organized group tours. Additionally, in Korea, the shipments to duty free retailers were pressured owing to the transition to post-COVID-19 regulations as traveling consumers gradually return. In addition to impacting net sales and profitability, including any unfavorable impacts to our effective tax rate from changes to our geographical mix of earnings, these and other challenges may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets (i.e. potentially resulting in impairments).

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

THE ESTÉE LAUDER COMPANIES INC.
As the invasion of Ukraine continues and international sanctions evolve, we have substantially scaled down our operations in Russia based on our current plans. We expect to continue selling a limited selection of products to retailers in Russia. We will continue to monitor the risks and evolving situation that may further affect our business and will adjust our plans accordingly. In fiscal 2022, our net sales in Ukraine and Russia accounted for approximately 1% of consolidated net sales. There are uncertainties related to the future impacts on our business, including possible new sanctions that are difficult to predict due to the high level of geopolitical volatility. On a broader perspective, there could be additional negative impacts to our net sales, earnings, assets and cash flows from such uncertainties. We also note that worsening conditions could exacerbate economic challenges in other countries such as inflationary pressures, energy shortages, recessions or other consequences. Please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2022, for a more complete discussion of the risks we encounter in our business and industry.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic, including the impacts on our business in Asia travel retail and China and the other macro challenges we are facing, will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of some of these challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, including continuing to execute upon and benefit from efficiencies attributable to previously approved initiatives under the Post-COVID Business Acceleration Program. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

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

A summary of the impairment charges for the three and nine months ended March 31, 2023 and the remaining trademark and goodwill carrying values as of March 31, 2023, for each reporting unit, are as follows:

		Impairment Charges				Carrying Value
(In millions)		Three Months Ended March 31, 2023		Nine Months Ended March 31, 2023		As of March 31, 2023
Reporting Unit:	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$—	$—	$21	$—	$—	$—
Dr.Jart+	Asia/Pacific	—	—	100	—	330	310
Too Faced	The Americas	—	—	86	—	186	13
Total		$—	$—	$207	$—	$516	$323

The impairment charges for the nine months ended March 31, 2023 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.

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

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$3,751	$4,245	$12,301	$14,176
$ Change from prior-year period	(494)		(1,875)
% Change from prior-year period	(12)%		(13)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency adjusting for returns associated with restructuring and other activities	(9)%		(9)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased for the three months ended March 31, 2023, driven by lower net sales from the skin care and makeup product categories, partially offset by slightly higher net sales in the fragrance and hair care product categories. For the nine months ended March 31, 2023, reported net sales decreased due to lower net sales from the skin care, makeup and fragrance product categories, partially offset by higher net sales in the hair care product category.
For the three months ended March 31, 2023, reported net sales decreased due to lower net sales in Europe, the Middle East & Africa, from our travel retail business, and in Asia/Pacific, partially offset by higher net sales in The Americas. For the nine months ended March 31, 2023, reported net sales decreased due to lower net sales from all geographic regions.
The total net sales decrease was impacted by approximately $106 million and $564 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three and nine months ended March 31, 2023 of $4 million and $10 million, respectively, and for the three and nine months ended March 31, 2022 of $1 million and $3 million, respectively.

Reported net sales decreased 12% for the three months ended March 31, 2023, driven by the decrease from volume of 7%, the unfavorable impact from foreign currency translation of 3%, the impact from the license terminations of certain of our designer fragrances of 1% and a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions.

Reported net sales decreased 13% for the nine months ended March 31, 2023, driven by the decrease from volume of 9%, the unfavorable impact from foreign currency translation of 4% and the impact from the license terminations of certain of our designer fragrances of 1%. Partially offsetting these decreases was an increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,922	$2,395	$6,408	$8,003
$ Change from prior-year period	(473)		(1,595)
% Change from prior-year period	(20)%		(20)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(17)%		(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales decreased for the three months ended March 31, 2023, reflecting lower net sales from La Mer, Estée Lauder, Dr.Jart+, Origins and Clinique, combined, of approximately $538 million, primarily driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory.
Reported skin care net sales decreased for the nine months ended March 31, 2023, reflecting lower net sales from Estée Lauder, La Mer, Dr.Jart+, Clinique and Origins, combined, of approximately $1,701 million, primarily driven by the evolution of the COVID-19 environment, including restrictions in mainland China and the rising number of COVID-19 cases (collectively the "COVID-19-Related Impacts") affecting Asia travel, including the tightening of inventory by certain of our retailers, retail traffic in mainland China and the Dr.Jart+ travel retail business in Korea during the first half of fiscal 2023. In addition, contributing to the decrease for the nine months ended March 31, 2023 was the lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory for the three months ended March 31, 2023.
Partially offsetting these decreases in skin care net sales for the three and nine months ended March 31, 2023 were higher net sales from The Ordinary and M·A·C, combined, of approximately $78 million and $104 million, respectively. The increase in net sales from The Ordinary in both periods was driven by success of hero products, new product launches and expanded distribution. The increase in net sales from M·A·C for the three and nine months ended March 31, 2023 was primarily driven by the fiscal 2023 third quarter launch of the Hyper Real franchise line of products.
The skin care net sales decrease was impacted by approximately $61 million and $298 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported skin care net sales decreased 20% for the three months ended March 31, 2023, driven by the decrease from volume of 14%, the unfavorable impact from foreign currency translation of 3% and a decrease from pricing of 3%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions.

Reported skin care net sales decreased 20% for the nine months ended March 31, 2023, driven by the decrease from volume of 15%, the unfavorable impact from foreign currency translation of 4% and a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,088	$1,114	$3,408	$3,674
$ Change from prior-year period	(26)		(266)
% Change from prior-year period	(2)%		(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	—%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased for the three months ended March 31, 2023, reflecting lower net sales from Estée Lauder and La Mer, combined, of approximately $89 million, primarily driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory.

Reported makeup net sales decreased for the nine months ended March 31, 2023, reflecting lower net sales from Estée Lauder, TOM FORD Beauty and La Mer, combined, of approximately $339 million, primarily driven by COVID-19-Related Impacts affecting Asia travel retail, and retail traffic in mainland China, during the first half of fiscal 2023. In addition, contributing to the decrease for the nine months ended March 31, 2023 was lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory during the three months ended March 31, 2023.

Partially offsetting these decreases in makeup net sales for the three and nine months ended March 31, 2023 was an increase in net sales from M·A·C and Clinique, combined, of approximately $37 million and $79 million, respectively. The increase in net sales from M·A·C in both periods was driven by the recognition of previously deferred revenue due to changes to the BACK-To-M·A·C take back program. Net sales from Clinique increased in both periods, benefiting from solid performance in the lip, concealer and eye subcategories. Also partially offsetting the decreases in makeup net sales for the three months ended March 31, 2023, were increases in net sales from TOM FORD Beauty due to strength from products in the lip subcategory and increases in net sales from Too Faced driven by hero products, combined, of approximately $16 million.

The makeup net sales decrease was impacted by approximately $28 million and $151 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported makeup net sales decreased 2% for the three months ended March 31, 2023, driven by the decrease from volume of 3% and the unfavorable impact from foreign currency translation of 2%. Partially offsetting these decreases was an increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported makeup net sales decreased 7% for the nine months ended March 31, 2023, driven by the decrease from volume of 5% and the unfavorable impact from foreign currency translation of 4%. Partially offsetting these decreases was an increase from pricing of 2% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$585	$579	$1,967	$1,987
$ Change from prior-year period	6		(20)
% Change from prior-year period	1%		(1)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%		4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased for the three months ended March 31, 2023, primarily reflecting higher net sales from Le Labo, TOM FORD Beauty, Estée Lauder, Kilian Paris and Editions de Parfums Frédéric Malle combined, of approximately $74 million. The increase in net sales from Le Labo reflected the continued success of hero product franchises and targeted expanded consumer reach. Net sales from Estée Lauder increased, reflecting a favorable year-over-year impact due to incremental sales of fragrance sets during the three months ended March 31, 2023, and success of the Beautiful and Estée Lauder Pleasures franchise line of products. The increase in net sales from TOM FORD Beauty reflected the continued success of Signature and Private Blend fragrances, expanded distribution and new product launches. Net sales from Kilian Paris increased, primarily driven by continued success of hero product franchises and new product launches. The increase in net sales from Editions de Parfums Frederic Malle reflected success of hero products and expanded distribution.

Partially offsetting the increase in fragrance net sales for the three months ended March 31, 2023 was the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022 and lower net sales from Jo Malone London, combined, of approximately $70 million. Net sales from Jo Malone London decreased driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory.

Reported fragrance net sales decreased for the nine months ended March 31, 2023, primarily reflecting the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022 and lower net sales from Jo Malone London, combined, of approximately $233 million. The decrease in net sales from Jo Malone London primarily reflected COVID-19-Related Impacts affecting Asia travel retail, and retail traffic in mainland China, during the first half of fiscal 2023. In addition, contributing to the decrease for the nine months ended March 31, 2023 was lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory during the three months ended March 31, 2023.

Partially offsetting the decrease in fragrance net sales for the nine months ended March 31, 2023 were higher net sales from Estée Lauder, TOM FORD Beauty, Le Labo and Clinique, combined, of approximately $201 million. Net sales from Estée Lauder increased, reflecting the continued success from the Beautiful franchise line of products and successful performance during holiday and key shopping moments. Net sales from Le Labo increased, reflecting the continued success of hero product franchises, targeted expanded consumer reach and successful performance during holiday and key shopping moments. The increase in net sales from TOM FORD Beauty reflected the continued success of Signature and Private Blend fragrances, expanded distribution, new product launches and successful performance during holiday and key shopping moments. Net sales from Clinique increased, primarily reflecting growth in the Clinique Happy franchise line of products.

Fragrance net sales were impacted by approximately $16 million and $100 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported fragrance net sales increased 1% for the three months ended March 31, 2023, driven by the increase from volume of 9% and the increase from pricing of 5%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. Partially offsetting these increases was the impact from the license terminations of certain of our designer fragrances of 10% and the unfavorable impact from foreign currency translation of 3%.

Reported fragrance net sales decreased 1% for the nine months ended March 31, 2023, driven by the impact from the license terminations of certain of our designer fragrances of 10% and the unfavorable impact from foreign currency translation of 5%.

THE ESTÉE LAUDER COMPANIES INC.
Partially offsetting these decreases was the increase from volume of 10% and the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$149	$147	$489	$475
$ Change from prior-year period	2		14
% Change from prior-year period	1%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	3%		6%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased for the three and nine months ended March 31, 2023, driven by higher net sales from The Ordinary reflecting growth due to the recent launch of hair care products, partially offset by a decrease in net sales from Aveda. For the three months ended March 31, 2023, Aveda net sales decreased, due to a decline in the salon business and lower online net sales in North America. Net sales from Aveda decreased for the nine months ended March 31, 2023, primarily driven by an unfavorable impact of foreign currency translation, partially offset by the fiscal 2023 first quarter distribution expansion into mainland China, new product launches and successful performance during holiday and key shopping moments.

The hair care net sales increase was impacted by approximately $2 million and $14 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported hair care net sales increased 1% for the three months ended March 31, 2023, driven by the increase from volume of 4%, partially offset by the unfavorable impact from foreign currency translation of 2% and the decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions.

Reported hair care net sales increased 3% for the nine months ended March 31, 2023, driven by an increase from pricing of 7%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. Partially offsetting this increase was the decrease from volume of 1% and the unfavorable impact from foreign currency translation of 3%.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

THE ESTÉE LAUDER COMPANIES INC.
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,089	$1,053	$3,447	$3,547
$ Change from prior-year period	36		(100)
% Change from prior-year period	3%		(3)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas increased for the three months ended March 31, 2023, primarily driven by an increase in the United States and Latin America, combined of approximately $38 million. The increase in net sales in the United States for the three months ended March 31, 2023 was led by higher net sales from The Ordinary, partially offset by the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022. Net sales in Latin America increased, led by Mexico and Brazil, reflecting continued recovery in makeup.

Reported net sales in The Americas decreased for the nine months ended March 31, 2023, primarily driven by a decrease in net sales in the United States of approximately $108 million, reflecting the tightening of inventory from certain of our retailers, lower shipments of replenishment orders in the fiscal 2023 second quarter and the impact of the license terminations related to certain of our designer fragrances. Partially offsetting the decrease in The Americas for the nine months ended March 31, 2023 was an increase in net sales in Latin America of approximately $28 million, led by Brazil and Mexico, reflecting continued recovery in makeup.

Net sales in The Americas were impacted by approximately $1 million of unfavorable and $13 million of favorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported net sales in The Americas increased 3% for the three months ended March 31, 2023, driven by the increase from volume of 6%, partially offset by the impact from the license terminations related to certain of our designer fragrances of 2% and the unfavorable impact from foreign currency translation of 1%. The impact from pricing was flat period-over-period, due to the favorable impact from strategic pricing actions offset by changes in mix.

Reported net sales in The Americas decreased 3% for the nine months ended March 31, 2023, driven by the decrease from volume of 4% and the impact from the license terminations related to certain of our designer fragrances of 3%. Partially offsetting this decrease was an increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,474	$1,990	$4,972	$6,201
$ Change from prior-year period	(516)		(1,229)
% Change from prior-year period	(26)%		(20)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(25)%		(17)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa for the three months ended March 31, 2023, primarily driven by lower net sales from our travel retail business of approximately $589 million, driven by lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory.

Partially offsetting the decrease in net sales in Europe, the Middle East & Africa for the three months ended March 31, 2023 was higher net sales from the United Kingdom and Germany combined, of approximately $31 million. The increase in net sales in the United Kingdom for the three months ended March 31, 2023 reflected higher net sales primarily in skin care, led by The Ordinary. Net sales in Germany increased for the three months ended March 31, 2023, primarily driven by brick-and-mortar recovery.

Reported net sales decreased in Europe, the Middle East & Africa for the nine months ended March 31, 2023, primarily driven by lower net sales from our travel retail business, Russia and the United Kingdom, combined, of approximately $1,273 million. The decrease in net sales from our travel retail business for the nine months ended March 31, 2023 reflects the COVID-19-Related Impacts affecting Asia travel retail, including the tightening of inventory by certain of our retailers during the first half of fiscal 2023. In addition, contributing to the decrease in our travel retail business for the nine months ended March 31, 2023 was lower demand in our Asia travel retail business that resulted in lower product shipments as retailers reduced inventory during the three months ended March 31, 2023. Net sales from Russia decreased for the nine months ended March 31, 2023, as we sold a limited selection of products to certain retailers, and completed the closure of all of our freestanding stores during the first half of fiscal 2023. The decrease in net sales from the United Kingdom for the nine months ended March 31, 2023 is driven by the unfavorable impact of foreign currency translation, partially offset by brick-and-mortar recovery, reflecting an increase in traffic, compared to the prior-year period.

Partially offsetting the decreases in net sales in Europe, the Middle East & Africa for the nine months ended March 31, 2023 were increases in net sales from Turkey and India, combined, of approximately $37 million. The net sales increase in Turkey was driven by growth in makeup and skin care. Net sales in India increased for the nine months ended March 31, 2023 led by growth in makeup.

Net sales in Europe, the Middle East & Africa were impacted by approximately $20 million and $205 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported net sales in Europe, the Middle East & Africa decreased 26% for the three months ended March 31, 2023, driven by the decrease from volume of 21%, a decrease from pricing of 3%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions, the unfavorable impact from foreign currency translation of 1% and the impact from the license terminations related to certain of our designer fragrances of 1%.

Reported net sales in Europe, the Middle East & Africa decreased 20% for the nine months ended March 31, 2023, driven by the decrease from volume of 15%, the unfavorable impact from foreign currency translation of 3%, a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions, and the impact from the license terminations related to certain of our designer fragrances of 1%.

THE ESTÉE LAUDER COMPANIES INC.
Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,192	$1,203	$3,892	$4,431
$ Change from prior-year period	(11)		(539)
% Change from prior-year period	(1)%		(12)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	6%		(4)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific for the three months ended March 31, 2023, primarily driven by the unfavorable impact of foreign currency translation of 7%, resulting in a decrease in net sales in mainland China, and lower net sales in Korea, led by the Dr.Jart+ travel retail business in Korea, combined, of approximately $68 million. The decrease in Asia/Pacific net sales for the three months ended March 31, 2023 reflected lower demand in our Dr.Jart+ travel retail business that resulted in lower product shipments as retailers reduced inventory.

Reported net sales decreased in Asia/Pacific for the nine months ended March 31, 2023 was primarily driven by a decrease in net sales in mainland China and Korea, led by the Dr.Jart+ travel retail business in Korea, combined, of approximately $559 million, reflecting COVID-19-Related Impacts during the first half of fiscal 2023, combined with lower demand in our Dr.Jart+ travel retail business that resulted in lower product shipments as retailers reduced inventory.

Partially offsetting the net sales decrease in Asia/Pacific for the three and nine months ended March 31, 2023 were increases in Hong Kong, Australia and Southeast Asia, combined, of approximately $67 million, and increases in Southeast Asia, combined of $46 million, respectively, driven by the continued progression towards COVID-19 recovery.

Net sales in Asia/Pacific were impacted by approximately $86 million and $373 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2023, respectively.

Reported net sales in Asia/Pacific decreased 1% for the three months ended March 31, 2023, driven by the unfavorable impact from foreign currency translation of 7% and the negative impact from the license terminations related to certain of our designer fragrances of 1%. Partially offsetting these decreases was the increase from volume of 6% and the increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported net sales in Asia/Pacific decreased 12% for the nine months ended March 31, 2023, driven by the unfavorable impact from foreign currency translation of 8%, the decrease from volume of 4% and the impact from the license terminations related to certain of our designer fragrances of 1%. Partially offsetting these decreases was an increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
GROSS MARGIN
Gross margin decreased to 69.1% and 72.4% for the three and nine months ended March 31, 2023, respectively, as compared with 76.6% and 76.9% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2023
	Three Months Ended	Nine Months Ended
Mix of business	(400)	(295)
Obsolescence charges	(225)	(85)
Manufacturing costs and other	(145)	(85)
Foreign exchange transactions	20	15
Total	(750)	(450)

The decrease in gross margin for the three and nine months ended March 31, 2023 reflected unfavorable impacts from our mix of business, higher obsolescence charges and higher manufacturing costs and other. The unfavorable impact from our mix of business in both periods is primarily driven by brand mix, reflecting the lower gross margin of The Ordinary products, and category mix, driven by the decrease in skin care net sales, as well as higher costs associated with promotional items. The unfavorable impact from obsolescence charges is primarily due to excess inventory on hand and increased levels of inventory destruction driven by lower demand that resulted in lower product shipments. In both periods, manufacturing costs and other increased, driven by higher costs within our inventory deferrals recognized during the current-year periods for freight and material commodities.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 61.2% and 60.0% for the three and nine months ended March 31, 2023, respectively, as compared with 59.2% and 55.1% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2023
	Three Months Ended	Nine Months Ended
General and administrative expenses	(160)	(50)
Advertising, merchandising, sampling and product development	(230)	(190)
Selling	(150)	(90)
Stock-based compensation	40	10
Store operating costs	(40)	(60)
Shipping	(40)	(70)
Foreign exchange transactions	10	10
Subtotal	(570)	(440)
Charges associated with restructuring and other activities	10	10
Other intangible asset impairments	510	(20)
Changes in fair value of acquisition-related stock options	(150)	(40)
Total	(200)	(490)

THE ESTÉE LAUDER COMPANIES INC.
The unfavorable change in operating expense margin for the three months ended March 31, 2023, reflected unfavorable impacts relating to advertising, merchandising, sampling and product development, general and administrative expenses and selling expenses primarily driven by the decrease in net sales, as well as the unfavorable year-over-year impact for the change in fair value of acquisition-related stock options of $61 million relating to the fiscal 2021 increase in our investment in DECIEM, partially offset by the fiscal 2022 third quarter impact of other intangible asset impairments of $216 million.

The unfavorable change in operating expense margin for the nine months ended March 31,2023 reflected unfavorable impacts relating to advertising, merchandising, sampling and product development, selling expenses, shipping expenses, and general and administrative expenses, driven by the decrease in net sales, as well as an unfavorable impact relating to store operating costs due to the brick-and-mortar recovery.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$297	$738	$1,514	$3,091
$ Change from prior-year period	(441)		(1,577)
% Change from prior-year period	(60)%		(51)%

Operating margin	7.9%	17.4%	12.3%	21.8%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(66)%		(47)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin for the three and nine months ended March 31, 2023 was primarily driven by a decrease in net sales, decrease in gross margin and the decrease in operating expense margin, discussed above.
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

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$256	$667	$1,207	$2,466
$ Change from prior-year period	(411)		(1,259)
% Change from prior-year period	(62)%		(51)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(69)%		(50)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased for the three months ended March 31, 2023 reflecting lower operating results from Estée Lauder, La Mer and Clinique, combined, of approximately $529 million and decreased for the nine months ended March 31, 2023, reflecting lower operating results from Estée Lauder, La Mer, Clinique and Origins, combined, of approximately $1,321 million, primarily driven by decreases in net sales. Skin care operating income also decreased for the three and nine months ended March 31, 2023, reflecting the unfavorable year-over-year impact for the change in fair value of acquisition-related stock options of $59 million and $54 million, respectively, relating to the fiscal 2021 increase in our investment in DECIEM. Also contributing to the decrease in operating income from Clinique for the three months ended March 31, 2023 was higher cost of sales due to higher costs for promotional items. The decrease in operating results from Estée Lauder for the nine months ended March 31, 2023 also reflected a higher cost of sales, due, in part to an increase related to promotional items. Partially offsetting the decrease in operating results from La Mer for the nine months ended March 31, 2023 was disciplined advertising and promotional expense management. Partially offsetting the decrease in operating results from Origins for the nine months ended March 31, 2023 was disciplined advertising and promotional expense management, lower cost of sales due to the net sales decrease and lower selling expenses due to the closure of freestanding stores during fiscal 2023.

Partially offsetting the decrease in skin care operating income for the three and nine months ended March 31, 2023 was the favorable year-over-year impact of other intangible asset impairments related to Dr.Jart+ of $205 million and $105 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income (loss)	$(15)	$7	$(36)	$228
$ Change from prior-year period	(22)		(264)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(100+)%		(69)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income decreased for the three and nine months ended March 31, 2023, reflecting lower results from Estée Lauder and La Mer, combined, of approximately $54 million and $213 million, respectively, primarily driven by a decrease in net sales. For the three and nine months ended March 31, 2023, the decrease in operating income from Estée Lauder was partially offset by disciplined advertising and promotional expense management. For the three and nine months ended March 31, 2023, the decrease in operating income from La Mer was partially offset by a decrease in cost of sales due to lower net sales compared to the prior-year period.

Also contributing to the decrease in makeup operating income for the nine months ended March 31, 2023 was the fiscal 2023 second quarter other intangible asset impairments related to Too Faced and Smashbox of $107 million, combined, and lower results from TOM FORD Beauty, driven by a decrease in net sales.

Partially offsetting the decreases in makeup operating income for the three months ended March 31, 2023 were higher results from Clinique and TOM FORD Beauty, combined, of approximately $16 million, driven by increases in net sales, partially offset by higher cost of sales, due, in part to an increase in promotional items.

Partially offsetting the decrease in makeup operating income for the nine months ended March 31, 2023 were higher results from M·A·C, primarily driven by the recognition of previously deferred revenue due to changes to the BACK-To-M·A·C take back program and disciplined advertising and promotional expense management, partially offset by an increase in cost of sales.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$89	$105	$399	$446
$ Change from prior-year period	(16)		(47)
% Change from prior-year period	(15)%		(11)%

THE ESTÉE LAUDER COMPANIES INC.

Reported fragrance operating income decreased for the three and nine months ended March 31, 2023, reflecting lower results from Jo Malone London, driven by a decrease in net sales and higher cost of sales, due, in part to an increase in promotional items, as well and the impact of license terminations related to certain of our designer fragrances effective June 30, 2022, combined, of approximately $34 million and $127 million, respectively. Partially offsetting these decreases in both periods were higher results from Estée Lauder and Le Labo, combined, of approximately $34 million and $62 million, respectively, driven by increases in net sales. Contributing to the increase in operating income from Estée Lauder for the three months ended March 31, 2023 was disciplined advertising and promotional expense management. Contributing to the decrease in operating income from Jo Malone London for the nine months ended March 31, 2023 was higher selling expenses due to increased staffing costs compared to the prior-year period.

Also contributing to the decrease in fragrance operating income for the three months ended March 31, 2023 was lower results from TOM FORD Beauty, driven by higher advertising and promotional activities to support hero products and new product launches, and higher cost of sales due to the increase in net sales and selling expenses to support recovery, partially offset by an increase in net sales.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income (loss)	$(24)	$(18)	$(31)	$(8)
$ Change from prior-year period	(6)		(23)
% Change from prior-year period	(33)%		(100+)%

Reported hair care operating results decreased for the three and nine months ended March 31, 2023, primarily driven by lower results from Aveda and Bumble and bumble, combined, of approximately $20 million and $54 million, respectively. In both periods, the lower results from Aveda were primarily driven by a decrease in net sales, higher cost of sales and higher advertising and promotional activities to support the brand's expansion into mainland China during fiscal 2023. Also contributing to the higher advertising and promotional activities for Aveda for the nine months ended March 31, 2023 were higher advertising and promotional activities to support holiday and key shopping moments. Operating results from Bumble and bumble decreased for the three and nine months ended March 31, 2023, primarily driven by higher cost of sales.
Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income (loss)	$(93)	$408	$(53)	$1,044
$ Change from prior-year period	(501)		(1,097)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and change in fair value of acquisition-related stock options	(100+)%		(95)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating results decreased in The Americas for the three months ended March 31, 2023, primarily reflecting lower operating results from North America of approximately $501 million. The decrease in operating results in North America is driven by the United States, primarily due to lower intercompany royalty income of $338 million compared to the prior-year-period, driven by a decrease in net sales in our travel retail business and higher cost of sales, partially offset by an increase in net sales. Also contributing to the decrease in operating income in North America was the unfavorable year-over-year impact for the change in fair value of acquisition-related stock options of $61 million relating to the fiscal 2021 increase in our investment in DECIEM.

Reported operating results decreased in The Americas for the nine months ended March 31, 2023, primarily reflecting lower operating results from North America of approximately $1,103 million. The decrease in operating results in North America is driven by the United States, primarily due to lower intercompany royalty income of $547 million compared to the prior-year period, driven by a decrease in net sales in our travel retail business, a decrease in net sales, and the unfavorable year-over-year impact of other intangible asset impairments of $96 million. Also contributing to the decrease in operating income in North America was the unfavorable year-over-year impact for the change in fair value of acquisition-related stock options of $56 million relating to the fiscal 2021 increase in our investment in DECIEM.
Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$176	$281	$919	$1,366
$ Change from prior-year period	(105)		(447)
% Change from prior-year period	(37)%		(33)%

Reported operating income decreased in Europe, the Middle East & Africa for the three and nine months ended March 31, 2023, primarily driven by lower results from our travel retail business of approximately $130 million and $514 million, respectively. For the three and nine months ended March 31, 2023, operating income decreased in our travel retail business reflecting the decrease in net sales, partially offset by the decrease in intercompany royalty expense to The Americas of $338 million and $547 million, respectively, due to the net sales decrease. Partially offsetting the operating income decrease in Europe, the Middle East & Africa for the nine months ended March 31, 2023 was an increase in operating income in the United Kingdom, led by The Ordinary, driven by an increase in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$232	$72	$681	$725
$ Change from prior-year period	160		(44)
% Change from prior-year period	100+%		(6)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	(16)%		(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income increased in Asia/Pacific for the three months ended March 31, 2023, primarily reflecting the favorable year-over-year impact of other intangible asset impairments of $205 million, partially offset by lower operating results in Korea. Operating results in Korea decreased for the three months ended March 31, 2023, led by Dr.Jart+, driven by a decrease in net sales.

Reported operating income decreased in Asia/Pacific for the nine months ended March 31, 2023, primarily reflecting decreases in operating results in mainland China, Korea and Japan, combined, of approximately $174 million, partially offset by the favorable year-over-year impact of other intangible asset impairments of $105 million and higher results from Southeast Asia due to increases in net sales, combined, of approximately $19 million. The lower operating results in mainland China for the nine months ended March 31, 2023 was driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management and lower selling costs compared to the prior-year period. Operating results in Korea decreased for the nine months ended March 31, 2023, led by Dr.Jart+, due to decreases in net sales, partially offset by lower selling expenses and cost of sales. For the nine months ended March 31, 2023, operating results in Japan decreased, driven by the decrease in net sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2023	2022	2023	2022
Interest expense	$58	$41	$156	$125
Interest income and investment income, net	$37	$5	$78	$19
Interest expense increased in both periods, reflecting a higher debt balance due to the issuance of commercial paper during the fiscal 2023 third quarter and higher interest rates compared to the prior-year period. Interest income and investment income, net increased, primarily reflecting higher interest rates compared to the prior-year period.

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

THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
	2023	2022	2023	2022
Effective rate for income taxes	44.6%	18.5%	27.9%	21.1%
Basis-point change from the prior-year period	2,610		680

For the three months ended March 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2023.

For the nine months ended March 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2023, and a decrease in excess tax benefits associated with stock-based compensation arrangements.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2023	2022	2023	2022
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$156	$558	$1,039	$2,338
$ Change from prior-year period	(402)		(1,299)
% Change from prior-year period	(72)%		(56)%
Diluted net earnings per common share	$.43	$1.53	$2.88	$6.39
% Change from prior-year period	(72)%		(55)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(75)%		(50)%
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
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Three Months Ended March 31		Variance	% Change	% Change in constant currency
	2023	2022
Net sales, as reported	$3,751	$4,245	$(494)	(12)%	(9)%
Returns associated with restructuring and other activities	4	1	3
Net sales, as adjusted	$3,755	$4,246	$(491)	(12)%	(9)%

Operating income, as reported	$297	$738	$(441)	(60)%	(59)%
Charges associated with restructuring and other activities	18	23	(5)
Other intangible asset impairments	—	216	(216)
Change in fair value of acquisition-related stock options	1	(60)	61
Operating income, as adjusted	$316	$917	$(601)	(66)%	(65)%

Diluted net earnings per common share, as reported	$.43	$1.53	$(1.10)	(72)%	(71)%
Charges associated with restructuring and other activities	.04	.05	(.01)
Other intangible asset impairments	—	.45	(.45)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	(.13)	.13
Diluted net earnings per common share, as adjusted	$.47	$1.90	$(1.43)	(75)%	(74)%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31		Variance	% Change	% Change in constant currency
	2023	2022
Net sales, as reported	$12,301	$14,176	$(1,875)	(13)%	(9)%
Returns associated with restructuring and other activities	10	3	7
Net sales, as adjusted	$12,311	$14,179	$(1,868)	(13)%	(9)%

Operating income, as reported	$1,514	$3,091	$(1,577)	(51)%	(48)%
Charges associated with restructuring and other activities	33	44	(11)
Other intangible asset impairments	207	216	(9)
Change in fair value of acquisition-related stock options	(2)	(58)	56
Operating income, as adjusted	$1,752	$3,293	$(1,541)	(47)%	(44)%

Diluted net earnings per common share, as reported	$2.88	$6.39	$(3.51)	(55)%	(52)%
Charges associated with restructuring and other activities	.07	.09	(.02)
Other intangible asset impairments	.44	.45	(.01)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.01)	(.13)	.12
Diluted net earnings per common share, as adjusted	$3.38	$6.80	$(3.42)	(50)%	(47)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended March 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$1,922	$2,395	$(473)	$61	$(412)	(20)%	(17)%
Makeup	1,088	1,114	(26)	28	2	(2)	—
Fragrance	585	579	6	16	22	1	4
Hair Care	149	147	2	2	4	1	3
Other	11	11	—	—	—	—	—
	3,755	4,246	(491)	107	(384)	(12)	(9)
Returns associated with restructuring and other activities	(4)	(1)	(3)	(1)	(4)
Total	$3,751	$4,245	$(494)	$106	$(388)	(12)%	(9)%

By Region:
The Americas	$1,089	$1,053	$36	$1	$37	3%	4%
Europe, the Middle East & Africa	1,474	1,990	(516)	20	(496)	(26)	(25)
Asia/Pacific	1,192	1,203	(11)	86	75	(1)	6
	3,755	4,246	(491)	107	(384)	(12)	(9)
Returns associated with restructuring and other activities	(4)	(1)	(3)	(1)	(4)
Total	$3,751	$4,245	$(494)	$106	$(388)	(12)%	(9)%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Nine Months Ended March 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$6,408	$8,003	$(1,595)	$298	$(1,297)	(20)%	(16)%
Makeup	3,408	3,674	(266)	151	(115)	(7)	(3)
Fragrance	1,967	1,987	(20)	100	80	(1)	4
Hair Care	489	475	14	14	28	3	6
Other	39	40	(1)	2	1	(3)	3
	12,311	14,179	(1,868)	565	(1,303)	(13)	(9)
Returns associated with restructuring and other activities	(10)	(3)	(7)	(1)	(8)
Total	$12,301	$14,176	$(1,875)	$564	$(1,311)	(13)%	(9)%

By Region:
The Americas	$3,447	$3,547	$(100)	$(13)	$(113)	(3)%	(3)%
Europe, the Middle East & Africa	4,972	6,201	(1,229)	205	(1,024)	(20)	(17)
Asia/Pacific	3,892	4,431	(539)	373	(166)	(12)	(4)
	12,311	14,179	(1,868)	565	(1,303)	(13)	(9)
Returns associated with restructuring and other activities	(10)	(3)	(7)	(1)	(8)
Total	$12,301	$14,176	$(1,875)	$564	$(1,311)	(13)%	(9)%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options:

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended March 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$256	$667	$(411)	$(216)	$59	$(568)	(62)%	(69)%
Makeup	(15)	7	(22)	—	2	(20)	(100+)	(100+)
Fragrance	89	105	(16)	—	—	(16)	(15)	(15)
Hair Care	(24)	(18)	(6)	—	—	(6)	(33)	(33)
Other	9	—	9	—	—	9	100+	100+
	315	761	(446)	$(216)	$61	$(601)	(59)%	(66)%
Charges associated with restructuring and other activities	(18)	(23)	5
Total	$297	$738	$(441)

By Region:
The Americas	$(93)	$408	$(501)	$(11)	$61	$(451)	(100+)%	(100+)%
Europe, the Middle East & Africa	176	281	(105)	—	—	(105)	(37)	(37)
Asia/Pacific	232	72	160	(205)	—	(45)	100+	(16)
	315	761	(446)	$(216)	$61	$(601)	(59)%	(66)%
Charges associated with restructuring and other activities	(18)	(23)	5
Total	$297	$738	$(441)

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Nine Months Ended March 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$1,207	$2,466	$(1,259)	$(116)	$54	$(1,321)	(51)%	(50)%
Makeup	(36)	228	(264)	107	2	(155)	(100+)	(69)
Fragrance	399	446	(47)	—	—	(47)	(11)	(11)
Hair Care	(31)	(8)	(23)	—	—	(23)	(100+)	(100+)
Other	8	3	5	—	—	5	100+	100+
	1,547	3,135	(1,588)	$(9)	$56	$(1,541)	(51)%	(47)%
Charges associated with restructuring and other activities	(33)	(44)	11
Total	$1,514	$3,091	$(1,577)

By Region:
The Americas	$(53)	$1,044	$(1,097)	$96	$56	$(945)	(100+)%	(95)%
Europe, the Middle East & Africa	919	1,366	(447)	—	—	(447)	(33)	(33)
Asia/Pacific	681	725	(44)	(105)	—	(149)	(6)	(16)
	1,547	3,135	(1,588)	$(9)	$56	$(1,541)	(51)%	(47)%
Charges associated with restructuring and other activities	(33)	(44)	11
Total	$1,514	$3,091	$(1,577)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2023, we had cash and cash equivalents of $5,531 million compared with $3,957 million at June 30, 2022. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The effects of inflation have not been significant to our overall operating results in recent years; however, we have experienced inflationary pressures during the current year. Generally, we have been able to introduce new products at higher prices, increase prices and implement other operating efficiencies to offset some of these cost increases.

THE ESTÉE LAUDER COMPANIES INC.
On April 28, 2023, we completed the acquisition of the TOM FORD brand that we announced in November 2022. The amount paid by us at closing was approximately $2,250 million. This amount was funded by cash on hand and proceeds from the issuance of commercial paper, and approximately $250 million received at closing from Marcolin S.p.A. (a continuing TOM FORD licensee). An aggregate amount of $300 million in deferred payments, at 5% interest per annum, to the sellers becomes due from us beginning in July 2025. The completion of the acquisition of the brand resulted in the elimination of the existing license royalty payments on our TOM FORD Beauty business.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 26, 2023, our long-term debt is rated A+ with a stable outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.

Debt
At March 31, 2023, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (1), (12)	$636	$—	$636
4.15% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (2), (12)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (3), (12)	454	—	454
3.70% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (4), (12)	247	—	247
6.00% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (5), (12)	295	—	295
5.75% Senior Notes, due October 15, 2033 (“2033 Senior Notes”) (6)	197	—	197
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (7), (12)	556	—	556
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (8), (12)	602	—	602
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (9), (12)	643	—	643
3.15% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (10), (12)	499	—	499
2.00% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (11), (12)	498	—	498
Commercial paper (13)	—	2,233	2,233
Other long-term borrowings	7	—	7
Other current borrowings	—	10	10
	$5,128	$2,243	$7,371

(1)Consists of $650 million principal, unamortized debt discount of $8 million and debt issuance costs of $6 million.
(2)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(3)Consists of $450 million principal, net unamortized debt premium of $9 million and debt issuance costs of $5 million.
(4)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(5)Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $2 million.
(6)Consists of $200 million principal, unamortized debt discount of $2 million and debt issuance costs of $1 million.
(7)Consists of $600 million, principal, unamortized debt discount of $3 million, debt issuance costs of $4 million and a $37 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $94 million loss to reflect the fair value of interest rate swaps.
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
(13)Consists of $2,250 million principal and unamortized debt discount of $17 million.
Total debt as a percent of total capitalization was 56% and 49% at March 31, 2023 and June 30, 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
In January 2023, we entered into a $2,000 million senior unsecured revolving credit facility that expires on January 2, 2024 (the “364-Day Facility”) for liquidity support for our commercial paper program and general corporate purposes, of which the entire amount is currently undrawn and available. Interest rates on borrowings under the 364-Day Facility will be based on prevailing market interest rates in accordance with the agreement.
In January 2023, in connection with the 364-Day Facility, we increased our commercial paper program under which we may issue commercial paper in the United States from $2,500 million to $4,500 million. As of April 26, 2023, we had $3,410 million outstanding under our commercial paper program.
Cash Flows

	Nine Months Ended March 31
(In millions)	2023	2022
Net cash flows provided by operating activities	$1,017	$1,969
Net cash flows used for investing activities	$(527)	$(563)
Net cash flows provided by (used for) financing activities	$1,090	$(2,516)

The change in net cash flows provided by operating activities primarily reflected lower earnings before tax, excluding non-cash items, partially offset by the favorable change in working capital, reflecting a favorable change in accounts receivable and inventory and promotional merchandise, partially offset by lower other accrued and noncurrent liabilities, which includes the settlement of net investment hedges and lower accounts payable due to timing of payments.

The change in net cash flows used for investing activities primarily reflected a favorable impact from the settlement of net investment hedges, which is offset by the unfavorable change in other accrued liabilities as discussed above.

The change in net cash flows provided by (used for) financing activities primarily reflected an increase in current debt due to the increase in proceeds from commercial paper and lower treasury stock repurchases compared to the prior-year period, partially offset by an increase in repayments of long-term debt.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2023, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $301 million and $259 million as of March 31, 2023 and June 30, 2022, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million as of March 31, 2023.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $11 million and $41 million as of March 31, 2023 and June 30, 2022, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2023	5,100	$270.02	—	25,073,242
February 2023	104	242.00	—	25,073,242
March 2023	93	247.34	—	25,073,242
	5,297	269.07	—

(1)Includes shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 80.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Beginning in December 2022, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Employment Agreement with Jane Lauder (SEC File No. 1-14064).†

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 is formatted in iXBRL

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: May 3, 2023		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)