Form 10-K
period 2023-06-30
ESTEE LAUDER COMPANIES INC
filed 2023-08-18
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $57 billion at December 30, 2022 (the last business day of the registrant’s most recently completed second quarter).*
At August 11, 2023, 232,148,786 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 17, 2023	Part III
* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may address our expectations regarding sales, earnings or other future financial performance and liquidity, other performance measures, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and and resulting cost savings, and future operations or operating results. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Information.” In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”
Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.
PART I

Item 1.  Business.
The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers, marketers and sellers of quality skin care, makeup, fragrance and hair care products, and is a steward of luxury and prestige brands globally. Our products are sold in approximately 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M·A·C, Bobbi Brown Cosmetics, La Mer, Aveda, Jo Malone London, TOM FORD, Too Faced, Dr.Jart+, and The Ordinary. We are also the global licensee of the AERIN and BALMAIN brand names for fragrances and cosmetics. Each brand is distinctly positioned within the market for cosmetics and other beauty products.

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

We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 11, 2023, shares of our Company's Class A Common Stock and Class B Common Stock having approximately 84% of the outstanding voting power of the Common Stock.

Products
Skin Care - Our broad range of skin care products address various skin care needs. These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks and sun care products.
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

Other - We also sell ancillary products and services that do not fit the definition of skin care, makeup, fragrance, and hair care. The other category also includes royalty revenue from our licensing of the TOM FORD trademark to third parties since our fiscal 2023 acquisition of the TOM FORD brand.

Our Brands
Given the personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands in the market. Beauty brands are differentiated by numerous factors, including quality, performance, a particular lifestyle, where they are distributed (e.g., prestige or mass) and price point. Below is a chart showing the brands that we sell and how we view them based on lifestyle and price point:

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

Introduced in 1990, Origins is known for high-performance natural skin care that is “powered by nature and proven by science.” The brand also sells makeup and fragrance products and is distributed primarily through online, specialty-multi and freestanding Origins stores. Origins has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

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

On April 28, 2023, we acquired the TOM FORD brand and related intellectual property. The TOM FORD brand is a luxury brand created in 2005, encompassing fashion, fragrance, eyewear and other accessories. From 2005 until the closing of the acquisition, we developed, manufactured and distributed luxury fragrances and beauty products as a licensee. As the current owner and steward of the brand, we are continuing with the beauty products and have licensed the fashion brand and operations and eyewear to third parties. Consistent with the fashion brand, our products exude seductive modern-day glamour and include luxury fragrance, color cosmetics, men’s grooming products and skin care products for discerning consumers globally.

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

In fiscal 2021, we made the decision to exit the global distribution of BECCA products, a makeup brand we acquired in 2016 and substantially completed this exit during fiscal 2022. In fiscal 2022, we negotiated early termination agreements for our previous license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines effective June 30, 2022 and continued to sell products under these licenses through such time.

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

Our “luxury brands” are La Mer, Jo Malone London, TOM FORD, AERIN Beauty, Le Labo, Editions de Parfums Frédéric Malle and Kilian Paris. Our “large brands” are Estée Lauder, La Mer, M·A·C and Clinique. Our “scaling brands” are Jo Malone London, TOM FORD, Aveda, Bobbi Brown Cosmetics and The Ordinary. Our “developing brands” are Le Labo, Too Faced, Dr.Jart+, Origins, Kilian Paris, Bumble and bumble, Smashbox, Darphin Paris, Lab Series, Editions de Parfums Frédéric Malle and GLAMGLOW.

Social Impact and Sustainability

We continue to integrate social impact and sustainability into our strategy and business operations. Our social impact and sustainability initiatives help drive innovation, growth and efficiency across the business and within our brand portfolio. These initiatives also aim to foster employee engagement and build consumer trust and loyalty.

Areas of focus include climate and energy; packaging; sourcing; green chemistry and ingredient transparency; inclusion, diversity and equity; employee health and safety; and social investments. We have set goals or made commitments within these focus areas. For example, our goals related to climate and energy support efficiency and conservation within our facilities, internal supply chain and value chain. Certain goals are also intended to help us reduce cost and waste.

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
As of June 30, 2023, we operated approximately 1,600 freestanding stores. The total reflects the net impact during fiscal 2023 of store closures related to the Post-COVID Business Acceleration Program and closures due to natural lease expirations, offset by new door openings. Most freestanding stores are operated by us under a single brand name, such as M·A·C, Jo Malone London and Aveda. We also operate over 250 multi-branded company stores in outlet malls.
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
Our “emerging markets” in Europe, the Middle East & Africa are India, the Middle East, Turkey, South Africa, Central Europe, Israel, Russia and Kazakhstan; in Asia/Pacific are Thailand, Malaysia, Vietnam, Indonesia, the Philippines and Singapore; and in The Americas are Brazil, Mexico, Chile, Colombia, Panama, Peru and Argentina.
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
Marketing
Our strategy to market and promote our products begins with our well-diversified portfolio of distinctive brands across four product categories. Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies where our global reputation and awareness of our brands benefit us. Our geographic and distribution channel diversity allows us to engage local consumers across an array of developed and emerging markets by emphasizing products and services with local relevance, inclusiveness and appeal. This strategy is built around “Bringing the Best to Everyone We Touch.” Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high-quality products as the foundation for a solid and loyal consumer base. Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience that can include personal consultations with beauty advisors, in person or online, who demonstrate and educate the consumer on product usage and application. As our business has grown and channel mix has evolved, we have further expanded our marketing philosophy and “High-Touch” execution to build both online and offline personalized consumer experiences through digital and physical demonstration, targeted digital media and tailored trial-to-loyalty pathways. We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” consumer engagement and a diversified portfolio of brands, channels and geographies.

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

As consumer behaviors, digital-first consumer journeys and e-commerce evolve, we adjust our direct-to-consumer business models and consumer engagement programs. These models and programs are designed to provide distinct one-to-one and one-to-many “High-Touch” omnichannel services and personalized experiences by leveraging technology and our talented beauty advisors, consultants, and makeup artists.

Information Technology
Information technology, including operational technology and our websites, is a key enabler of all aspects of our business, from research and development, product development, production and distribution, to marketing, sales and order processing, consumer experiences as well as finance and human resources. We continue to make strategic investments to align with our long-term strategy and to maintain and enhance our information technology and cybersecurity infrastructure. We are focused on optimizing adoption of such investments to maximize return on investment and realized value. The modernization and simplification of our technology ecosystem remains a key focus, as we increasingly leverage the benefits of the cloud.
We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies across various aspects of our business. In fiscal 2023, we made investments in research and pilots of technologies that serve and attract new consumers. As the working environment for our team members evolve, including hybrid ways of working for our employees, we continue to invest in hardware, software, education and support structures that drive productive, collaborative facilities and meeting spaces, both virtually and in person.

Research and Development

We believe that we are an industry leader in the development of new products. Our research and development group, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products. In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver environmentally responsible products that meet or exceed consumer expectations. The research and development group has both long-standing and continually growing research-based working relationships with several U.S. and international dermatology and medical institutions, research universities and educational facilities, which supplement internal capabilities. Members of the research and development group are also responsible for product safety, registration and regulatory compliance matters. As our business continues to grow globally, and to satisfy the demand for locally relevant consumer products, we have increased our focus on innovation in Asia/Pacific, especially in China, as well as in Japan and Korea. In fiscal 2023, we completed construction of a newly leased site for our new Research and Development facility in China, to better meet the needs of the Chinese consumer through local relevancy with superior capabilities in product and package design and consumer and clinical testing.
Our research and development costs totaled $344 million, $307 million and $243 million in fiscal 2023, 2022 and 2021, respectively, and are expensed as incurred. As of June 30, 2023, we had approximately 1,290 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.
Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in our own facilities in the United States, Belgium, Switzerland, the United Kingdom and Canada and also leverage global third-party manufacturing networks. We continue to evaluate our manufacturing facilities and processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency and reduce costs. Our plants are modern, and our manufacturing processes are substantially automated. In fiscal 2023, we began limited production in our new owned manufacturing facility near Tokyo as we continued construction, which is expected to enable us to better meet demand, further drive our sustainability efforts, optimize costs and increase speed to market in the Asia/Pacific region, including our travel retail business within the region. We expect the remainder of the site to be completed and operational in early fiscal 2024, with production levels scaling over the next few years. While we believe that our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time to time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe that these changes will not impact our ability to meet our long-term strategic objectives.
We have established a flexible global distribution network that is managed by us or third parties. The network is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network, particularly as we work to anticipate and respond to channel shifts. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers and consumers. In fiscal 2022, we opened a new, state-of-the-art distribution center in Switzerland to support the growth of our travel retail business and further drive our sustainability efforts. During fiscal 2023, we continued to support the growth of our business in China with the opening of an additional distribution center in Guangzhou.

As discussed above, we continue to focus on social impact and sustainability across our operations. Focus areas include employee health and safety and minimizing our impact on the environment. This is achieved, in part, through investment in equipment while enhancing the work environment through safe practices and capabilities. We also engage in initiatives to improve our equipment and buildings to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, zero industrial waste to landfill, investments in renewable energy sources and packaging that incorporates recyclable and recycled content.

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals. We also purchase packaging components that are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations function. We also partner with an extensive and reliable network of third-party manufacturers that help us access innovation and capacity. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency and reducing costs. In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies, lead-time reduction and reduced emissions.

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
Competition
There is significant competition within each market where our skin care, makeup, fragrance and hair care products are sold. Brand recognition, product quality and effectiveness, distribution channels, accessibility, and price point are some of the factors that impact consumers’ choices among competing products and brands. There continues to be increased interest and awareness from our customers and consumers in responsibly-sourced ingredients and environmentally sustainable products, and we believe we are well-positioned to benefit from the resulting change in consumer preferences due to our social impact and sustainability efforts. Marketing, merchandising, in-store and online experiences and demonstrations, and new product innovations also have an impact on consumers’ purchasing decisions. With our portfolio of diverse brands sold in a variety of channels, we are one of the world’s leading manufacturers, marketers and sellers of skin care, makeup, fragrance and hair care products, and are a steward of luxury and prestige brands globally.

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; Shiseido Company, Ltd.; LVMH Moët Hennessey Louis Vuitton; Beiersdorf; Chanel S.A.; Natura & Co.; Coty Inc.; and Bath & Body Works, Inc. We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr.Jart+, and The Ordinary. We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for AERIN, BALMAIN, and Dr. Andrew Weil. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – License Arrangements. We protect our trademarks in the United States and significant markets worldwide. We consider the protection of our trademarks to be important to our business.

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

Our Board of Directors and its committees provide oversight to management on a range of human capital matters, including inclusion and diversity, health and safety, pay equity and compensation and benefits. We had approximately 62,000 and 63,000 employees worldwide, including demonstrators at points of sale who are employed by us, as of June 30, 2023 and 2022, respectively. At June 30, 2023, approximately 71% of our global employees were full-time, approximately 16% were temporary and approximately 13% were part-time employees, with approximately 28% of our global employees located in the United States and approximately 72% located outside of the United States. We recognize the importance of female representation, and, as of June 30, 2023, approximately 80% of our employees were female and approximately 59% of our employees at the level of Vice President and above were female. We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by works council agreements or other syndicate arrangements.
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

We are proud of our history of driving awareness and acceptance around the world and for standing up for the rights of individuals in the workplace and beyond. We remained resolute in our commitment to prioritize racial equity, diligently advancing our previously announced series of commitments across the business, with a focus on U.S. operations. Areas where we have made commitments include programs related to listening and learning, talent and opportunity, representation, suppliers and investing in change.

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

Talent Recruitment, Retention, Learning and Development
Hiring, retaining and developing the best talent globally is key to our success in sustaining long-term growth. Our talent strategy is focused on employee engagement and investments in career development, as well as measuring, recognizing and rewarding business and leadership performance. Our investments include providing programs to ensure our employees are equipped with the right skillsets and knowledge, as well as opportunities to transfer to other functions or regions through short-term and long-term assignments. We believe these programs and opportunities create a pipeline of talent and leadership, necessary to drive and deliver on our long-term strategy.

To enhance our culture and measure our human capital objectives, we regularly engage with our employees. We provide several mechanisms for our employees to provide their feedback, including direct discussions with managers, employee surveys and interactive townhall meetings. Key topics covered during employee engagement include inclusion, diversity and equity, learning and development, work-life structure, leadership effectiveness, and employee benefits. Based on our review of employee survey results, action plans are implemented to enhance employee satisfaction and to ensure alignment with our overall human capital strategy. In fiscal 2022, we responded to employee need for more access to career opportunities by launching our first Talent Marketplace, ELC Grow, which enables employees to explore personalized roles, projects, and networking opportunities that can empower employees to grow their skills and career. We are expanding access to this marketplace to all employees globally in fiscal 2024.
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
As our ways of working continue to evolve, we have adjusted and reprioritized our training and development programs and delivery methods to meet the needs of our employees who are working from home. These changes included delivering learning experiences around subject matters such as managing remotely, mental health awareness and building resilience during uncertain times, as well as pivoting traditional in-person sessions to virtual instructor-led learning. In addition, we continue to curate digital content to support “business as usual” focus areas, such as performance development, as well as socially relevant information around racial justice and inclusion and diversity.

Health and Safety

We are committed to providing a healthy and safe workplace for our employees. We establish and update safety policies and procedures, train employees on our safety guidelines and local requirements, and create a culture focused on safety through ongoing communication, awareness and engagement. As we plan for the future, our focus is on flexibility, work-life harmonization, and ensuring that our employees have what they need to succeed personally and professionally.

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

Seasonality
Our results of operations in total, by geographic region and by product category, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year. The higher net sales in the first half of the fiscal year are attributable to the increased levels of purchasing by consumers for special events and by retailers for holiday selling seasons. Fluctuations in net sales and operating income in total and by geographic region and product category in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by holiday and key shopping moments, as well as variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Information about our Executive Officers*

Name	Age	Position(s) Held
Roberto Canevari	57	Executive Vice President – Global Supply Chain
Stéphane de La Faverie	49	Executive Group President
Fabrizio Freda	65	President, Chief Executive Officer and a Director
Carl Haney	60	Executive Vice President, Global Research Product and Innovation Officer
Jane Hertzmark Hudis	63	Executive Group President
Peter Jueptner	60	President, International
Jane Lauder	50	Executive Vice President, Enterprise Marketing and Chief Data Officer and a Director
Leonard A. Lauder	90	Chairman Emeritus and a Director
Ronald S. Lauder	79	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	63	Executive Chairman and a Director
Michael O’Hare	55	Executive Vice President – Global Human Resources
Deirdre Stanley	58	Executive Vice President and General Counsel
Tracey T. Travis	61	Executive Vice President and Chief Financial Officer
Meridith Webster	47	Executive Vice President – Global Communications and Public Affairs
*as of August 11, 2023

All of the executive officers named above have been employees of the Company for more than five years, with the exception of Roberto Canevari, Deirdre Stanley and Meridith Webster. Mr. Canevari joined the Company in 2021; previously, from July 2019 to April 2021, he served as Executive Vice President, Supply Chain, Europe, at Unilever PLC, a consumer goods company, and from September 2012 to June 2019, he was Chief Supply Chain Officer at Burberry Group PLC, a global luxury brand. Ms. Stanley joined the Company in 2019; previously, she served as General Counsel for Thomson Reuters Corporation, a provider of business information services, and its predecessor company, for 17 years. Ms. Webster joined the Company in 2021; previously from January 2021 to May 2021, she served as Chief of Staff, Domestic Policy Council, The White House; from 2018 to 2021, she was Chief Communications Officer, Vox Media, Inc., an independent media company; from 2017 to 2018, Ms. Webster was Managing Director for Public Affairs at Emerson Collective, an organization focused on a wide range of initiatives including education, immigration, climate, and cancer research and treatment, and from 2011 to 2017, she served at Bloomberg L.P., a provider of business and financial information and news, in a variety of roles, including the Global Head of Public Affairs.

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Chair, Parkside Global Advisors, an international consulting company, and former Senior International Partner, WilmerHale, a law firm
Wei Sun Christianson	Senior Advisor at Morgan Stanley, a global financial services firm, and former Managing Director and Co-Chief Executive Officer of Asia Pacific and Chief Executive Officer of China at Morgan Stanley
Lynn Forester de Rothschild	CEO of E.L. Rothschild LLC, a private investment company
Angela Wei Dong	Global Vice President and General Manager of Greater China, NIKE, Inc., a company that designs and develops, and markets and sells worldwide, athletic footwear, equipment, accessories and services
Fabrizio Freda	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Jennifer Hyman	Co-Founder and Chief Executive Officer, Rent the Runway, Inc., a company that enables women to subscribe, rent items, and shop retail from an unlimited closet of designer brands
Jane Lauder	Executive Vice President, Enterprise Marketing and Chief Data Officer, The Estée Lauder Companies Inc.
Leonard A. Lauder	Chairman Emeritus, The Estée Lauder Companies Inc.
Ronald S. Lauder	Chairman, Clinique Laboratories, LLC
William P. Lauder	Executive Chairman, The Estée Lauder Companies Inc.
Arturo Nuñez	Manager of private investments on his own behalf and former Chief Marketing Officer, Nu Holdings Ltd., a digital banking platform
Richard D. Parsons	Chairman of the Equity Alliance, a firm that invests in diverse, emerging venture capital fund managers, and co-founder and partner of Imagination Capital LLC, a venture capital firm
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm
Jennifer Tejada	Chief Executive Officer and Chair, PagerDuty, Inc., a digital operations management platform
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm

*as of August 11, 2023

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
Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products. We recognize that consumer preferences cannot be predicted with certainty and can change rapidly, driven by the use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries (e.g., China). If such a situation persists or one or more brands, channels or countries fails to perform as expected, there could be a material adverse effect on our business.
In certain key markets, such as the United States, we have seen a longer-term decline in retail traffic in our department store customers. Consolidation or liquidation in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities), enter bankruptcy (or similar proceedings) or if our relationship with any large customer is changed or terminated for any reason, there could be a material adverse effect on our business.

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
There is an increased focus from certain investors, customers, consumers, regulators, employees, and other stakeholders concerning social impact and sustainability and other ESG matters. From time to time, we announce certain initiatives, including goals and commitments, regarding our focus areas, which include environmental and climate matters; packaging; sourcing; product formulation; social investments; and inclusion, diversity and equity. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which ESG efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related ESG matters, could have a material adverse effect on our business.

A general economic downturn, or disruption in business conditions may affect our business including consumer purchases of discretionary items and/or the financial strength of our customers that are retailers, which could adversely affect our financial results.
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
In addition, disruptions in local or global business conditions, for example, from events such as a pandemic or other health issues, geo-political or local conflicts, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending.
Events that impact consumers’ willingness or ability to travel or purchase our products while traveling may impact our business, including travel retail, a significant contributor to our overall results, and our strategy to market and sell products to international travelers at their destinations.
A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a disruption of business conditions in those countries could adversely affect consumer confidence, the financial strength of our retailers and our sales and profitability. We are also cautious of foreign currency movements, including their impact on tourism. Additionally, we continue to monitor the effects of the global macroeconomic environment; social, political and human rights issues; regulatory matters, including the imposition of tariffs or sanctions; geopolitical tensions; and global security issues.
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

We operate on a global basis, with a substantial majority of our fiscal 2023 net sales and operating income generated outside the United States. We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including: (i) fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets; (ii) foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; and taxes; (iii) lack of well-established or reliable legal and administrative systems in certain countries in which we operate; (iv) adverse weather conditions and natural disasters; (v) concentration of sales growth or profitability in one or more countries (e.g., China); and (vi) social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action. These risks could have a material adverse effect on our business.

A disruption in our operations, including supply chain, could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities. Such risks include industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in ingredient, material or packaging supply, as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing or distribution sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters, outages due to fire, floods, power loss, telecommunications failures, break-ins and other events or external factors over which we have no control. If such an event were to occur, it could have a material adverse effect on our business.

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
Risks related to Technology and Cybersecurity Matters
The compromise or interruption of, or damage to, our information technology (including our operational technology and websites) by cybersecurity incidents, data security breaches, other security problems, design defects or system failures could have a material negative impact on our business.
We rely on information technology that supports our business processes, including research and development, product development, production, distribution, marketing, sales, order processing, consumer experiences, human resource management, finance and internal and external communications throughout the world. We have e-commerce, m-commerce and other Internet websites in the United States and many other countries.

We experience cybersecurity incidents of varying degrees on our information technology and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our systems and data (including unauthorized acquisition of such data). As we disclosed on July 18, 2023, and as noted in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, an unauthorized third party gained access to some of our systems and data (including unauthorized acquisition of such data), which caused disruption to parts of our business operations and resulted in various expenses for investigation, remediation and other related matters.

Cybersecurity incidents at our Company have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past and may in the future reduce the functionality or performance of our information technology, which could negatively impact our business. Cybersecurity incidents can be caused by ransomware, distributed denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to our information technology, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. In addition, some of our suppliers, vendors, service providers, cloud solution providers and customers have in the past experienced, and may in the future experience, such incidents, which could in turn disrupt our business. Insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses.

As part of our normal business activities, we collect and store certain information that is confidential, proprietary or otherwise sensitive, including personal information of consumers, customers, suppliers, service providers and employees. We share some of this information with certain third parties who assist us with business matters. Moreover, the success of our operations depends upon the secure transmission of confidential, proprietary or otherwise sensitive data, including personal information, over networks. Any unauthorized access or data acquisition, despite security measures in place to protect such data, or other failure on the part of us or third parties to maintain the security of such data could result in business disruption, damage to our reputation, financial obligations to third parties, legal obligations, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also could result in deterioration in confidence in our Company and other competitive disadvantages, and thus could have a material adverse effect on our business.

In addition, a cybersecurity incident could require that we expend significant additional resources on remediation, restoration and enhancement of our information technology.

Risks related to our Securities and our Ownership Structure
The trading prices of our securities periodically may rise or fall based on the accuracy of predictions of our financial performance.
Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe that this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize that it may be helpful to provide investors with guidance as to our expectations regarding certain aspects of our business. This could include forecasts of net sales, earnings per share and other financial metrics or projections. We assume no responsibility to provide or update guidance, and any longer-term guidance we may provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock; however, at times we have suspended the declaration of dividends and/or the repurchase of our Class A Common Stock. Going forward, at any time, we could stop, suspend or change the amounts of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.
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
As of August 11, 2023, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 84% of the outstanding voting power of the Common Stock. In addition, there are four members of the Lauder family who are Company employees and members of our Board of Directors.
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
While we have voluntarily caused our Board to have a majority of independent directors and the written charters of our Nominating and ESG Committee and Compensation Committee to have the required provisions, we are not requiring our Nominating and ESG Committee and Compensation Committee to be comprised solely of independent directors. As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B.  Unresolved Staff Comments.
None.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 11, 2023. The leases expire at various times through 2079 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	2	—	—	—
R&D	1	2	—	—	—	1
Distribution	—	6	1	7	—	3
Manufacturing and R&D	1	1	1	—	—	—
Manufacturing and Assembly	—	3	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—
Principal Executive Offices	—	1	—	—	—	—
Total	4	15	5	7	—	4

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: three for makeup; two for skin care; two for skin care and fragrance; and one for skin care and hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category. In fiscal 2023, four of our primarily makeup facilities also produced a significant volume of skin care products. In fiscal 2023, we began limited production in our new owned manufacturing facility near Tokyo as we continued construction. We expect the remainder of the site to be completed and operational in early fiscal 2024, with production levels scaling over the next few years.

In fiscal 2023, we completed construction of a newly leased site for our new Research and Development facility in China.

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
On August 17, 2023, a dividend was declared in the amount of $.66 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2023 to stockholders of record at the close of business on August 31, 2023. We expect to continue the payment of cash dividends in the future, but there can be no assurance as to the amounts of any dividends declared or that the Board of Directors will continue to declare them.
As of August 11, 2023, there were 2,133 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2023	882	$254.82	—	25,073,242
May 2023	1,089	195.53	—	25,073,242
June 2023	65,830	194.76	—	25,073,242
	67,801	195.56	—

(1)Represents shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 256.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Beginning in December 2022, we suspended the repurchase of shares of our Class A Common Stock under our publicly announced program. We may resume such repurchases in the future.

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2018.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for fiscal 2023, 2022 and 2021 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 22 – Segment Data and Related Information for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30
(In millions)	2023	2022	2021
NET SALES
By Product Category:
Skin Care	$8,202	$9,886	$9,484
Makeup	4,516	4,667	4,203
Fragrance	2,512	2,508	1,926
Hair Care	653	631	571
Other	54	49	45
	15,937	17,741	16,229
Returns associated with restructuring and other activities	(27)	(4)	(14)
Net sales	$15,910	$17,737	$16,215

By Region(1):
The Americas	$4,518	$4,623	$3,797
Europe, the Middle East & Africa	6,225	7,681	6,946
Asia/Pacific	5,194	5,437	5,486
	15,937	17,741	16,229
Returns associated with restructuring and other activities	(27)	(4)	(14)
Net sales	$15,910	$17,737	$16,215

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$1,204	$2,753	$3,036
Makeup	(22)	133	(384)
Fragrance	440	456	215
Hair Care	(34)	(28)	(19)
Other	6	—	(2)
	1,594	3,314	2,846
Charges associated with restructuring and other activities	(85)	(144)	(228)
Operating income	$1,509	$3,170	$2,618

By Region(1):
The Americas	$(73)	$1,159	$518
Europe, the Middle East & Africa	843	1,360	1,335
Asia/Pacific	824	795	993
	1,594	3,314	2,846
Charges associated with restructuring and other activities	(85)	(144)	(228)
Operating income	$1,509	$3,170	$2,618

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

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	28.7	24.3	23.6
Gross profit	71.3	75.7	76.4

Operating expenses:
Selling, general and administrative	60.2	55.7	57.8
Restructuring and other charges	0.3	0.8	1.3
Goodwill impairment	—	—	0.3
Impairment of other intangible and long-lived assets	1.3	1.4	0.8
Total operating expenses	61.8	57.9	60.2

Operating income	9.5	17.9	16.1
Interest expense	1.6	0.9	1.1
Interest income and investment income, net	0.8	0.2	0.3
Other components of net periodic benefit cost	(0.1)	—	0.1
Other income, net	—	—	5.2

Earnings before income taxes	8.8	17.1	20.5
Provision for income taxes	2.4	3.5	2.8

Net earnings	6.3	13.6	17.7
Net earnings attributable to noncontrolling interests	—	—	(0.1)
Net loss (earnings) attributable to redeemable noncontrolling interest	—	(0.1)	—
Net earnings attributable to The Estée Lauder Companies Inc.	6.3%	13.5%	17.7%

Not adjusted for differences caused by rounding

Period-over-period changes in our net sales are generally attributable to the impacts from (i) pricing on our base portfolio, including changes in mix and those due to strategic pricing actions, (ii) volume, including changes driven by the impact of new product innovation, (iii) acquisitions and/or divestitures, and/or (iv) foreign currency translation. The percentages disclosed for these impacts are calculated on an individual basis.

The net sales impact from pricing consists of changes in list prices, due to strategic pricing actions, and mix shifts within and among product categories, geographic regions, brands and distribution channels. The prices at which we sell our products vary by brand, distribution channel (e.g., wholesale or direct-to-consumer) and may also vary by country. Our brands and products cover a broad array of pricing tiers. Prices of skin care and fragrance products are typically higher than makeup and hair care products.

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

Overview

Business Update

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. We also leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine.

During the fiscal year ended June 30, 2023, the operating environment continued to be disrupted by the impact of the COVID-19 pandemic. Most notably, the pace of recovery in Asia travel retail and mainland China was slower than anticipated. In Hainan, prolonged store closures initially presented a headwind and, thereafter, low levels of conversion occurred when travel resumed. This was compounded by inventory tightening by certain retailers. In Korea, the travel retail business slowed during the transition to post-COVID-19 regulations. In addition, the slower than anticipated resumption of international flights, granting of visas, and organized group tours further challenged the Asia travel retail recovery. As a result, our Asia travel retail business was challenged throughout the fiscal year by the slower than anticipated recovery. In mainland China, our performance in the first half of fiscal 2023 was hindered by low retail traffic as a result of COVID-19-related restrictions and the rise in COVID-19 cases.

Elsewhere, the recovery from the COVID-19 pandemic progressed across markets globally over the course of the fiscal year as restrictions lifted. In the West, our recovery from the pandemic continued with net sales growth in many markets in Europe, the Middle East & Africa and in Latin America. In Asia/Pacific, certain of our markets emerged strongly into recovery across the fiscal year, to deliver net sales growth throughout the region.

In the United States, net sales was unfavorably impacted by the slower than anticipated pace of our improvement at retail and the tightening of inventory in certain retailers in the first half of fiscal 2023 due to inflationary pressures and recession concerns.

Finally, our business was also pressured by the strong U.S dollar, inflation and recession concerns globally.

During fiscal 2023, net sales decreased 10%, reflecting the impacts noted above.

•Our skin care net sales declined 17%, including the unfavorable impact of foreign currency translation of 3%, driven by declines from Estée Lauder, La Mer and Dr.Jart+, primarily reflecting the challenges in our Asia travel retail business throughout the year, as previously discussed. Partially offsetting these declines was growth in every geographic region from The Ordinary, reflecting the success of hero products and new product launches, and from M·A·C, driven by the launch of the Hyper Real line of products.

•Our makeup net sales decreased 3%, primarily due to the unfavorable impact of foreign currency translation of 4%. Net sales declines from Estée Lauder, TOM FORD and La Mer, primarily reflect the challenges in Asia travel retail throughout the year and in mainland China in the first half of the fiscal year, as previously discussed, were partially offset by higher net sales from M·A·C, primarily driven by the recognition of the previously deferred revenue due to changes to the BACK-To-M·A·C take back program, and Clinique.
•Our fragrance net sales remained virtually flat as growth driven by Estée Lauder, Le Labo, TOM FORD, Clinique, and Kilian Paris was offset by the impact of the license terminations effective June 30, 2022 related to certain of our designer fragrances of 9% and the unfavorable impact of foreign currency translation of 4%.
•Our hair care net sales increased 3%, driven by higher net sales from The Ordinary reflecting the recent launch of hair care products by the brand, partially offset by the unfavorable impact of foreign currency translation of 3%.
Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor implementation of our strategy by market to drive consumer engagement and embrace inclusion and cultural diversity. We continuously strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.
•Net sales in The Americas decreased 2%, primarily driven by a decrease in the United States, reflecting the slower than anticipated pace of our improvement at retail, the tightening of inventory from certain of our retailers during the first half of fiscal 2023 and the impact of the license terminations related to certain of our designer fragrances. Partially offsetting this decrease in The Americas was an increase in net sales in Latin America, led by Brazil and Mexico, driven by growth in makeup, which reflected new product launches and successful performance during key shopping moments.
•Net sales in Europe, the Middle East & Africa decreased 19%, including the unfavorable impact of foreign currency translation of 3%, driven primarily by lower net sales from our travel retail business reflecting the challenges in our Asia travel retail business as previously discussed.
•Net sales in Asia/Pacific decreased 4%, driven by the unfavorable impact of foreign currency translation of 8% and the challenges stemming from the COVID-19 pandemic, led by our Dr.Jart+ travel retail business in Korea, partially offset by the increase in net sales in Hong Kong SAR and Macau SAR and Southeast Asia, reflecting the continued COVID-19 recovery and successful brand activations and new product launches in Hong Kong SAR and Macau SAR.

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

•As part of this strategy, we have built a leadership position in the global travel retail channel, that historically allowed us to leverage the robust and growing international passenger traffic. While the Asia travel retail business continued to be pressured by the slower than anticipated recovery from the COVID-19 pandemic, we realized recovery in The Americas and Europe, the Middle East & Africa and we continue to believe that global travel retail is a long-term growth opportunity. Travel retail continues to be an important channel for brand building, particularly for those consumers who experience our brands for the first time while traveling. We continue to expand our strategic presence in travel retail across duty-free locations primarily in airports and downtown stores and increasingly through online retail. We engage consumers at the airport through compelling pop-up activations in non-traditional commercial areas, and we ensure we have appropriate communication and curated assortments for targeted consumer groups. At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates and consumers’ willingness and ability to travel and spend.

•We continue to support e- and m-commerce sites of our own, collaborate with our retailers on their e-commerce sites, and sell through select third-party online malls. We believe our success in the channel is a result of adapting our strategy to meet local market and cultural needs. We also continue to develop and implement omnichannel concepts, virtual try-on tools and compelling content to deliver an integrated consumer experience and better serve consumers as they shop across channels.

In fiscal 2023, we continued to further integrate social impact and sustainability into our strategy and business operations. Areas of focus include climate and energy; packaging; sourcing; green chemistry and ingredient transparency; inclusion, diversity and equity; employee health and safety; and social investments.

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

As the invasion of Ukraine continues and international sanctions evolve, we have scaled down our operations in Russia. We expect to continue selling a limited selection of products to retailers in Russia. We will continue to monitor the risks and evolving situation that may further affect our business and will adjust our plans accordingly. In fiscal 2023, our net sales in Ukraine and Russia accounted for approximately 1% of consolidated net sales. There are uncertainties related to the future impacts on our business, including possible new sanctions that are difficult to predict due to the high level of geopolitical volatility. On a broader perspective, there could be additional negative impacts to our net sales, earnings, assets and cash flows from such uncertainties. We also note that worsening conditions could exacerbate economic challenges in other countries such as inflationary pressures, energy shortages, recessions or other consequences. Please refer to Risk Factors in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023, for a more complete discussion of the risks we encounter in our business and industry.

The uncertainty around the timing, speed and duration of the recovery from the adverse impacts of the COVID-19 pandemic, including the impacts on our business in Asia travel retail and mainland China and the other macro challenges we are facing, will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of some of these challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline and agility, including continuing to execute upon and benefit from efficiencies attributable to previously approved initiatives under the Post-COVID Business Acceleration Program. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

Cybersecurity Incident Disclosed in July 2023
As previously disclosed on July 18, 2023, we identified a cybersecurity incident in which an unauthorized third party gained access to some of our systems. After becoming aware of the incident, we proactively took down some of our systems to help secure our business operations and subsequently brought back online core systems within days. While the response to the incident resulted in some disruptions to our business operations, most notably general corporate activities and order processing, our production and sales operations were minimally impacted.

Our investigation into the systems and the unauthorized access is substantially complete. We determined that the unauthorized third party obtained some data from our systems. We are continuing to work to understand the nature and scope of the data obtained, and can confirm, based on the investigation to date, that the data obtained includes some consumer data (such as names, contact information, and dates of birth). We took steps, and continue to take steps, to enhance the security of our systems. We are also continuing to coordinate with law enforcement authorities. We have provided and will continue to provide notification to governmental authorities in certain jurisdictions and we also will notify affected individuals where required by law.

Based on the information available to date, we believe the incident is contained. Based on this information, the incident is not expected to have a material impact on net sales and is expected to be dilutive approximately $.07 to earnings per share for the fiscal 2024 first quarter and full year.

Post-COVID Business Acceleration Program
On August 20, 2020, we announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “PCBA Program”), designed to realign our business to address the dramatic shifts to our distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic. The PCBA Program was designed to help improve efficiency and effectiveness by rebalancing resources to growth areas of prestige beauty. The PCBA Program’s main areas of focus include accelerating the shift to online with the realignment of our distribution network reflecting freestanding store and certain department store closures, with a focus on North America and Europe, the Middle East & Africa; the reduction in brick-and-mortar point of sale employees and related support staff; and the redesign of our regional branded marketing organizations, plus select opportunities in global brands and functions. This program is expected to position us to better execute our long-term strategy and strengthen our financial flexibility. We approved specific initiatives under the PCBA Program through fiscal 2022 and substantially completed those initiatives through fiscal 2023. For additional information about restructuring and other charges, see Item 8. Financial Statements and Supplementary Data – Note 8 – Charges Associated with Restructuring and Other Activities.

Impairment Analysis
We assess goodwill and other indefinite-lived intangible assets at least annually for impairment or more frequently if certain events or circumstances exist.

During the fiscal 2023 second quarter, given the lower-than-expected results in the overall business, we revised the internal forecasts relating to our Smashbox reporting unit. We concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. The remaining carrying value of the trademark intangible asset was not recoverable and we recorded an impairment charge of $21 million reducing the carrying value to zero.

During the fiscal 2023 second quarter, the Dr.Jart+ reporting unit experienced lower-than-expected growth within key geographic regions and channels that continue to be impacted by the spread of COVID-19 variants, resurgence in cases, and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the reporting unit. In addition, due to macro-economic factors, Dr.Jart+ has experienced lower-than-expected growth within key geographic regions. The Too Faced reporting unit experienced lower-than-expected results in key geographic regions and channels coupled with delays in future international expansion to areas that continue to be impacted by COVID-19. As a result, we revised the internal forecasts relating to our Dr.Jart+ and Too Faced reporting units. Additionally, there were increases in the weighted average cost of capital for both reporting units as compared to the prior year annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022.

We concluded that the changes in circumstances in the reporting units, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of November 30, 2022. We concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $100 million for Dr.Jart+ and $86 million for Too Faced. We concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying values of the trademarks, we completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+ and Too Faced reporting units were in excess of their carrying values, we concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair values of the Dr.Jart+ and Too Faced trademark intangible assets was the weighted average cost of capital, which was 11% and 13%, respectively.
A summary of the trademark impairment charges for fiscal 2023 and the remaining carrying values as of June 30, 2023, for each reporting unit, are as follows:

		Impairment Charges		Carrying Value
(In millions)		Year Ended June 30, 2023		As of June 30, 2023
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$21	$—	$—	$—
Dr.Jart+	Asia/Pacific	100	—	325	304
Too Faced	The Americas	86	—	186	13
Total		$207	$—	$511	$317

The impairment charges for fiscal 2023 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.

Based on our annual goodwill impairment testing as of April 1, 2023, the fair values of all reporting units, which were determined based on qualitative or quantitative assessments, with material goodwill were substantially in excess of their respective carrying values.
Based on our annual other indefinite-lived intangible asset impairment testing as of April 1, 2023, the estimated fair value of the Dr.Jart+ and Too Faced trademarks exceeded their carrying values by 12% and 14%, respectively. For the Dr.Jart+ and Too Faced trademarks, if all other assumptions are held constant, a decrease of 10% in the estimated future cash flows, inclusive of the terminal value, or an increase of 75 basis points for Dr.Jart+ and 100 basis points for Too Faced in the weighted average cost of capital, would have caused the carrying value of these trademarks to approximate their fair value. The key assumptions used to determine the estimated fair value of the reporting units and their respective trademarks are primarily predicated on the anticipated recovery from the impacts of COVID-19, the success of future new product launches, ability to secure strategic price increases, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which the reporting unit operates, resulting changes in the key assumptions could have negative impacts on the estimated fair value of the reporting units, and their respective trademarks, and it is possible we could recognize additional impairment charges in the future.

For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

Fiscal 2022 as Compared with Fiscal 2021

Except as disclosed herein, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for the fiscal 2022 to fiscal 2021 comparative discussion.

Fiscal 2023 as Compared with Fiscal 2022
NET SALES

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$15,910	$17,737
$ Change from prior year	(1,827)	1,522
% Change from prior year	(10)%	9%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(7)%	10%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased in fiscal 2023, driven by lower net sales from the skin care and makeup product categories, slightly offset by higher net sales in the hair care product category. Fragrance net sales were virtually flat.
Reported net sales decreased in fiscal 2023, reflecting lower net sales from all geographic regions.

During fiscal 2023, our business was challenged by the slower than anticipated recovery from the COVID-19 pandemic, including restrictions in mainland China and the rising number of COVID-19 cases earlier in the fiscal year. This impacted our business in Asia travel retail, including the tightening of inventory by certain of our retailers, as well as the low levels of conversion when travel resumed. This resulted in lower product shipments, compounded by the impact of retailers continuing to reduce inventory. In mainland China, the aforementioned restrictions earlier in the fiscal year negatively impacted our business, however, lower COVID-19 related restrictions in the second half of fiscal 2023, as compared to the second half of fiscal 2022, resulted in increased net sales in the second half of fiscal 2023.
The fiscal 2023 reported net sales decrease was impacted by approximately $629 million of unfavorable foreign currency translation.
Reported net sales decreased 10% in fiscal 2023, driven by the decrease from volume of 7%, the unfavorable impact from foreign currency translation of 4% and the net impact from acquisitions, divestitures and brand closures of 1%. Partially offsetting these decreases was an increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2023 and fiscal 2022 impacts of returns associated with restructuring and other activities of approximately $27 million and $4 million, respectively.

Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$8,202	$9,886
$ Change from prior year	(1,684)	402
% Change from prior year	(17)%	4%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(14)%	4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales decreased in fiscal 2023, primarily driven by lower net sales from Estée Lauder, La Mer, Dr.Jart+, Clinique and Origins, combined, of approximately $1,830 million, that were mostly attributable to the aforementioned challenges in Asia travel retail.

Partially offsetting these decreases in skin care net sales in fiscal 2023 were higher net sales from The Ordinary and M·A·C, combined, of approximately $133 million. The increase in net sales from The Ordinary was driven by growth in every geographic region, reflecting success of hero products and new product launches. The increase in net sales from M·A·C was primarily driven by the fiscal 2023 launch of the Hyper Real line of products.
The skin care net sales decrease was impacted by approximately $337 million of unfavorable foreign currency translation.
Reported skin care net sales decreased 17% in fiscal 2023, driven by the decrease from volume of 13% and the unfavorable impact from foreign currency translation of 3%. The impact from pricing was flat period-over-period, due to the favorable impact from strategic pricing actions offset by changes in mix.

Makeup

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$4,516	$4,667
$ Change from prior year	(151)	464
% Change from prior year	(3)%	11%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	—%	12%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased in fiscal 2023, primarily driven by lower net sales from Estée Lauder, TOM FORD and La Mer, combined, of approximately $271 million, primarily reflecting the aforementioned challenges in Asia travel retail and mainland China, as well as the unfavorable impacts of foreign currency translation.

Partially offsetting these decreases in makeup net sales in fiscal 2023 was an increase in net sales from M·A·C and Clinique, combined, of approximately $114 million. The increase in net sales from M·A·C was driven by the recognition of previously deferred revenue due to changes to the BACK-To-M·A·C take back program, as well as growth in the face, lip, and eye subcategories. Net sales from Clinique increased, benefiting from solid performance in the lip, face and eye subcategories.
The makeup net sales decrease was impacted by approximately $166 million of unfavorable foreign currency translation.

Reported makeup net sales decreased 3% in fiscal 2023, driven by the unfavorable impact from foreign currency translation of 4% and the decrease from volume of 3%. Partially offsetting these decreases was an increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.
Fragrance

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$2,512	$2,508
$ Change from prior year	4	582
% Change from prior year	—%	30%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	4%	32%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales remained virtually flat in fiscal 2023, driven by higher net sales from Estée Lauder, Le Labo, TOM FORD, Clinique, and Kilian Paris, combined, of approximately $261 million. Net sales from Estée Lauder increased, reflecting a successful campaign for Beautiful Magnolia and successful performance during holiday and key shopping moments. Net sales from Le Labo increased, reflecting the continued success of hero product franchises, targeted expanded consumer reach, successful performance during holiday and key shopping moments and new product launches. The increase in net sales from TOM FORD reflected the continued success of Signature and Private Blend fragrances, expanded distribution, new product launches and successful performance during holiday and key shopping moments. Net sales from Clinique increased, primarily reflecting growth in the Clinique Happy franchise line of products. Net sales from Kilian Paris increased, reflecting new product launches and expanded distribution.

Offsetting these increases in fragrance net sales was the impact of the license terminations related to certain of our designer fragrances effective June 30, 2022 and lower net sales from Jo Malone London, combined, of approximately $261 million. The decrease in net sales from Jo Malone London primarily reflected the unfavorable impact of foreign currency translation.

Fragrance net sales was impacted by approximately $108 million of unfavorable foreign currency translation.

Reported fragrance net sales remained virtually flat in fiscal 2023, driven by the increase in volume of 10% and the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. Offsetting these increases were the impact from the license terminations of certain of our designer fragrances of 9% and the unfavorable impact from foreign currency translation of 4%.

Hair Care

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$653	$631
$ Change from prior year	22	60
% Change from prior year	3%	11%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	6%	12%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales increased in fiscal 2023, driven by higher net sales from The Ordinary due to the recent launch of hair care products.
The hair care net sales increase was impacted by approximately $16 million of unfavorable foreign currency translation.

Reported hair care net sales increased 3% in fiscal 2023, driven by an increase from pricing of 5%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the increase in volume of 1%. Partially offsetting these increases was the unfavorable impact from foreign currency translation of 3%.

Geographic Regions
We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$4,518	$4,623
$ Change from prior year	(105)	826
% Change from prior year	(2)%	22%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(3)%	21%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased in fiscal 2023, primarily driven by a decrease in net sales in the United States of approximately $133 million, reflecting the slower than anticipated pace of our improvement at retail, the tightening of inventory from certain of our retailers in the first half of the fiscal year and the impact of the license terminations related to certain of our designer fragrances. Partially offsetting this decrease in The Americas in fiscal 2023 was an increase in net sales in Latin America of approximately $51 million, led by Brazil and Mexico, driven by growth in makeup, which reflected new product launches and successful performance during key shopping moments.

The net sales decrease in The Americas included approximately $11 million of favorable foreign currency translation.

Reported net sales in The Americas decreased 2% in fiscal 2023, driven by the decrease from volume of 4% and the net impact from acquisitions, divestitures and brand closures of 2%. Partially offsetting these decreases was an increase from pricing of 3%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$6,225	$7,681
$ Change from prior year	(1,456)	735
% Change from prior year	(19)%	11%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(16)%	12%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa in fiscal 2023, primarily driven by lower net sales from our travel retail business, and to a significantly lesser extent, Russia and the United Kingdom, combined, of approximately $1,551 million. The decrease in net sales from our travel retail business reflects the aforementioned challenges in Asia travel retail. Net sales from Russia decreased in fiscal 2023, as we sold a limited selection of products to certain retailers, and completed the closure of all of our freestanding stores during the first half of fiscal 2023. The decrease in net sales from the United Kingdom in fiscal 2023 is driven by the unfavorable impact of foreign currency translation, partially offset by brick-and-mortar recovery, reflecting an increase in traffic, compared to the prior year.
Partially offsetting the decreases in net sales in Europe, the Middle East & Africa in fiscal 2023 were increases in net sales from Turkey and India, combined, of approximately $55 million. The net sales increase in Turkey and India was driven by growth across all product categories.
The net sales decrease in Europe, the Middle East & Africa included approximately $205 million of unfavorable foreign currency translation.

Reported net sales in Europe, the Middle East & Africa decreased 19% in fiscal 2023, driven by the decrease from volume of 15%, the unfavorable impact from foreign currency translation of 3%, a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions, and the impact from the license terminations of certain of our designer fragrances of 1%.

Asia/Pacific

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Net sales	$5,194	$5,437
$ Change from prior year	(243)	(49)
% Change from prior year	(4)%	(1)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	4%	(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific in fiscal 2023, primarily driven by the unfavorable impact of foreign currency of 8%. The decrease in net sales, including the unfavorable impact of foreign currency, was primarily driven by mainland China and Korea, led by the Dr.Jart+ travel retail business in Korea, combined, of approximately $371 million. The decrease in net sales in mainland China reflects the unfavorable impact of foreign currency translation as well as the aforementioned challenges in mainland China in the first half of the fiscal year. The decrease in net sales in our Dr.Jart+ travel retail business in Korea reflects the aforementioned challenges in Asia travel retail.
Partially offsetting the net sales decrease in Asia/Pacific in fiscal 2023 were increases in Hong Kong SAR and Macau SAR and Southeast Asia, combined, of approximately $136 million, reflecting the continued COVID-19 recovery. Also contributing to the net sales increase in Hong Kong SAR and Macau SAR were successful brand activations and new product launches.
The net sales decrease in Asia/Pacific included approximately $435 million of unfavorable foreign currency translation.

Reported net sales in Asia/Pacific decreased 4% in fiscal 2023, driven by the unfavorable impact from foreign currency translation of 8%. Partially offsetting this decrease was an increase from pricing of 2%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the increase in volume of 1%.

GROSS MARGIN
Gross margin in fiscal 2023 decreased to 71.3% as compared with 75.7% in fiscal 2022.

Fiscal 2023 vs. Fiscal 2022 Favorable (Unfavorable) Basis Points
Mix of business	(225)
Obsolescence charges	(100)
Manufacturing costs and other	(145)
Foreign exchange transactions	30
Total	(440)

The decrease in gross margin in fiscal 2023 reflected unfavorable impacts from changes in our mix of business, higher manufacturing costs and other, and higher obsolescence charges. The unfavorable impact from our mix of business is primarily driven by category mix, driven by the decrease in skin care net sales which typically have higher margins than other product categories, as well as higher costs associated with promotional items. Manufacturing costs and other increased, driven by higher expenses within our inventory deferrals recognized during the current year reflecting lower production volume due to lower demand and higher costs for freight and material commodities. The unfavorable impact from obsolescence charges is primarily due to excess inventory on hand and increased levels of inventory destruction and reserves driven by lower demand that resulted in lower product shipments.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2023 increased to 61.8% as compared with 57.9% in fiscal 2022.

Fiscal 2023 vs. Fiscal 2022 Favorable (Unfavorable) Basis Points
General and administrative expenses	(80)
Advertising, merchandising, sampling and product development	(190)
Selling	(90)
Shipping	(40)
Store operating costs	(50)
Stock-based compensation	30
Foreign exchange transactions	10
Subtotal	(410)
Charges associated with restructuring and other activities	50
Other intangible asset impairments	10
Changes in fair value of acquisition-related stock options	(40)
Total	(390)

The unfavorable change in operating expense margin in fiscal 2023 reflected unfavorable impacts relating to advertising, merchandising, sampling and product development, selling expenses, general and administrative expenses, and shipping expenses, driven by the decrease in net sales.

Operating expenses in total decreased $425 million in fiscal 2023, at a slower pace as compared to the decrease in net sales, as we continued to invest in our business, particularly in advertising, merchandising sampling and product development, as well as in selling, while also decreasing certain expenses through disciplined expense management. Additionally, general and administrative expenses decreased in fiscal 2023, driven by lower employee incentive compensation.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income	$1,509	$3,170
$ Change from prior year	(1,661)	552
% Change from prior year	(52)%	21%

Operating Margin	9.5%	17.9%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(48)%	14%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2023 decreased from the prior year, primarily driven by the decreases in net sales, gross margin and operating expense margin, discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the fiscal 2023 and 2022 impact of charges associated with restructuring and other activities of $85 million, or approximately 1% of net sales and $144 million, or approximately 1% of net sales, respectively.
Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income	$1,204	$2,753
$ Change from prior year	(1,549)	(283)
% Change from prior year	(56)%	(9)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(55)%	(8)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased in fiscal 2023 reflecting lower operating results from Estée Lauder, La Mer, Clinique and Origins, combined, of approximately $1,556 million, primarily driven by decreases in net sales, partially offset by disciplined advertising and promotional expense management, as well as an unfavorable year-over-year impact for the change in fair value of acquisition-related stock options of $75 million relating to the fiscal 2021 increase in our investment in DECIEM. Also contributing to the decrease in skin care operating income from Estée Lauder, La Mer and Clinique was a higher cost of sales. The increase in cost of sales from Estée Lauder was due in part to higher manufacturing costs and obsolescence charges. The increase in cost of sales from La Mer was due in part to higher manufacturing costs and the increase in cost of sales from Clinique was due in part to higher costs for promotional items. The decrease in operating income from Origins was also partially offset by a lower cost of sales due to the net sales decrease and lower selling expenses due to the closure of freestanding stores during fiscal 2023.

Partially offsetting the decrease in skin care operating income in fiscal 2023 was the favorable year-over-year impact of other intangible asset impairments related to Dr.Jart+ and GLAMGLOW of $141 million, combined, and lower employee incentive compensation compared to the prior year.
Makeup

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income (loss)	$(22)	$133
$ Change from prior year	(155)	517
	(100+)%	100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(35)%	100+%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income decreased in fiscal 2023, reflecting lower results from Estée Lauder, TOM FORD and La Mer, combined, of approximately $191 million, primarily driven by a decrease in net sales, as well as the fiscal 2023 second quarter other intangible asset impairments related to Too Faced and Smashbox of $107 million, combined. The decrease in operating income from TOM FORD also reflected a higher cost of sales, due in part to higher manufacturing costs and higher obsolescence charges. Also contributing to the decrease in operating income from La Mer was higher advertising and promotional activities, partially offset by a lower cost of sales due to lower net sales compared to the prior year. Partially offsetting the decrease in operating income from Estée Lauder was disciplined advertising and promotional expense management.

Partially offsetting the decrease in makeup operating income in fiscal 2023 were higher results from M·A·C, primarily driven by the recognition of previously deferred revenue due to changes to the BACK-To-M·A·C take back program and lower store operating costs, partially offset by an increase in cost of sales, as well as lower employee incentive compensation compared to the prior year.
Fragrance

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income	$440	$456
$ Change from prior year	(16)	241
% Change from prior year	(4)%	100+%

Reported fragrance operating income decreased in fiscal 2023, reflecting lower results from Jo Malone London and the impact of license terminations related to certain of our designer fragrances effective June 30, 2022, combined, of approximately $98 million. The lower results from Jo Malone London were driven by a decrease in net sales, higher cost of sales, due, in part, to an increase in promotional items, and higher selling expenses due to increased staffing costs compared to the prior year.

Partially offsetting the decrease in fragrance operating income were higher results from Estée Lauder and Le Labo, combined, of approximately $83 million, driven by increases in net sales. Also contributing to the increase in operating income from Estée Lauder was disciplined advertising and promotional expense management, partially offset by a higher cost of sales. Partially offsetting the increase in operating income from Le Labo was higher advertising and promotional activities, higher selling expenses due to increased staffing costs compared to the prior year and higher store operating costs. Also partially offsetting the decrease in fragrance operating income was lower employee incentive compensation compared to the prior year.

Hair Care

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating loss	$(34)	$(28)
$ Change from prior year	(6)	(9)
% Change from prior year	(21)%	(47)%
Reported hair care operating results decreased in fiscal 2023, primarily driven by lower results from Aveda and Bumble and bumble, combined, of approximately $53 million. The lower results from Aveda reflected a higher cost of sales, higher advertising and promotional activities to support the brand's expansion into mainland China during fiscal 2023 and key shopping moments and a decrease in net sales. Operating results from Bumble and bumble decreased, primarily driven by higher cost of sales.

Partially offsetting the decrease in hair care operating income was lower employee incentive compensation compared to the prior year.

Geographic Regions
The Americas

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income	$(73)	$1,159
$ Change from prior year	(1,232)	641
% Change from prior year	(100+)%	100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(95)%	60%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results decreased in The Americas in fiscal 2023, primarily reflecting lower operating results from North America of approximately $1,226 million. The decrease in operating results in North America was primarily driven by the United States, reflecting lower intercompany royalty income of $670 million compared to the prior year, driven by a decrease in net sales in our travel retail business, higher cost of sales driven by higher manufacturing costs and obsolescence charges, a decrease in net sales, and the unfavorable year-over-year impact of other intangible asset impairments of $96 million. Also contributing to the decrease in operating income in North America was the unfavorable year-over-year impact of the change in fair value of acquisition-related stock options of $77 million relating to the fiscal 2021 increase in our investment in DECIEM.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income	$843	$1,360
$ Change from prior year	(517)	25
% Change from prior year	(38)%	2%
Reported operating income decreased in Europe, the Middle East & Africa in fiscal 2023, primarily driven by lower results from our travel retail business, primarily driven by the decrease in net sales, partially offset by the associated decrease in intercompany royalty expense to The Americas of $670 million.

Asia/Pacific

	Year Ended June 30
($ in millions)	2023	2022
As Reported:
Operating income	$824	$795
$ Change from prior year	29	(198)
% Change from prior year	4%	(20)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of other intangible asset impairments	(10)%	3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income increased in Asia/Pacific in fiscal 2023, primarily reflecting a favorable year-over-year impact of other intangible asset impairments of $130 million and higher results from Hong Kong SAR and Macau SAR and Southeast Asia, combined of approximately $67 million, primarily driven by an increase in net sales, partially offset by a higher cost of sales.
Partially offsetting the increase in operating income in Asia/Pacific in fiscal 2023 were lower operating results in mainland China, Korea and Japan, combined, of approximately $149 million. The lower operating results in mainland China were driven by a decrease in net sales and an increase in cost of sales reflecting higher obsolescence charges and an increase in promotional items, partially offset by disciplined advertising and promotional expense management and lower selling costs compared to the prior year. Operating income in Korea decreased, led by Dr.Jart+, due to decreases in net sales, partially offset by lower selling expenses and cost of sales. Operating income in Japan decreased, driven by the decrease in net sales, partially offset by lower selling expenses.
INTEREST AND INVESTMENT INCOME

	Year Ended June 30
(In millions)	2023	2022
Interest expense	$255	$167
Interest income and investment income, net	$131	$30
Interest expense increased in fiscal 2023, primarily reflecting a higher debt balance, due in part to the financing of our acquisition of the TOM FORD brand, including the issuance of commercial paper primarily in the second half of fiscal 2023, and the issuance of Senior Notes in May 2023 and higher interest rates compared to the prior year. Interest income and investment income, net increased, primarily reflecting higher interest rates compared to the prior year.

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
See Item 8. Financial Statements and Supplementary Data – Note 5 – Business and Asset Acquisitions for additional information.
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

	Year Ended June 30
($ in millions)	2023	2022
Earnings before income taxes:	$1,397	$3,036

As Reported:
Effective rate for income taxes	27.7%	20.7%
Basis-point change from prior year	700	700

Non-GAAP Financial Measure(1):
Effective rate for income taxes	26.5%	21.3%

(1)Excludes the net impact on the effective tax rates of charges associated with restructuring and other activities, other intangible asset impairments and changes in the fair value of acquisition-related stock options.

The effective tax rate for fiscal 2023 increased approximately 700 basis points. The increase was primarily attributable to a higher effective tax rate on the Company's foreign operations of approximately 720 basis points, due to the Company's geographical mix of earnings for fiscal 2023.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2023	2022
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,006	$2,390
$ Change from prior year	(1,384)	(480)
% Change from prior year	(58)%	(17)%
Diluted net earnings per common share	$2.79	$6.55
% Change from prior year	(57)%	(16)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior year adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(52)%	12%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; other intangible asset impairments; the change in fair value of acquisition-related stock options; and the effects of foreign currency translation. The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Year Ended June 30			% Change	% Change in Constant Currency
($ in millions, except per share data)	2023	2022	Variance
Net sales, as reported	$15,910	$17,737	$(1,827)	(10)%	(7)%
Returns associated with restructuring and other activities	27	4	23
Net sales, as adjusted	$15,937	$17,741	$(1,804)	(10)%	(7)%

Operating income, as reported	$1,509	$3,170	$(1,661)	(52)%	(49)%
Charges associated with restructuring and other activities	85	144	(59)
Other intangible asset impairments	207	241	(34)
Change in fair value of acquisition-related stock options	22	(55)	77
Operating income, as adjusted	$1,823	$3,500	$(1,677)	(48)%	(44)%

Diluted net earnings per common share, as reported	$2.79	$6.55	$(3.76)	(57)%	(54)%
Charges associated with restructuring and other activities	.18	.31	(.13)
Other intangible asset impairments	.44	.50	(.06)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	.05	(.12)	.17
Diluted net earnings per common share, as adjusted	$3.46	$7.24	$(3.78)	(52)%	(49)%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30
($ in millions)	2023	2022	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$8,202	$9,886	$(1,684)	$337	$(1,347)	(17)%	(14)%
Makeup	4,516	4,667	(151)	166	15	(3)	—
Fragrance	2,512	2,508	4	108	112	—	4
Hair Care	653	631	22	16	38	3	6
Other	54	49	5	2	7	10	14
	15,937	17,741	(1,804)	629	(1,175)	(10)	(7)
Returns associated with restructuring and other activities	(27)	(4)	(23)	—	(23)
Total	$15,910	$17,737	$(1,827)	$629	$(1,198)	(10)%	(7)%

By Region:
The Americas	$4,518	$4,623	$(105)	$(11)	$(116)	(2)%	(3)%
Europe, the Middle East & Africa	6,225	7,681	(1,456)	205	(1,251)	(19)	(16)
Asia/Pacific	5,194	5,437	(243)	435	192	(4)	4
	15,937	17,741	(1,804)	629	(1,175)	(10)	(7)
Returns associated with restructuring and other activities	(27)	(4)	(23)	—	(23)
Total	$15,910	$17,737	$(1,827)	$629	$(1,198)	(10)%	(7)%

The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options:

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Year Ended June 30
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$1,204	$2,753	$(1,549)	$(141)	$75	$(1,615)	(56)%	(55)%
Makeup	(22)	133	(155)	107	2	(46)	(100+)	(35)
Fragrance	440	456	(16)	—	—	(16)	(4)	(4)
Hair Care	(34)	(28)	(6)	—	—	(6)	(21)	(21)
Other	6	—	6	—	—	6	100	100
	1,594	3,314	$(1,720)	$(34)	$77	$(1,677)	(52)%	(48)%
Charges associated with restructuring and other activities	(85)	(144)
Total	$1,509	$3,170

By Region:
The Americas	$(73)	$1,159	$(1,232)	$96	$77	$(1,059)	(100+)%	(95)%
Europe, the Middle East & Africa	843	1,360	(517)	—	—	(517)	(38)	(38)
Asia/Pacific	824	795	29	(130)	—	(101)	4	(10)
	1,594	3,314	$(1,720)	$(34)	$77	$(1,677)	(52)%	(48)%
Charges associated with restructuring and other activities	(85)	(144)
Total	$1,509	$3,170

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2023, we had cash and cash equivalents of $4,029 million compared with $3,957 million at June 30, 2022. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure. During the fourth quarter of fiscal 2023, we temporarily reduced our holdings of bank deposits and increased our allocation of government money market funds, due to stresses in the global banking system.

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

The TCJA resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. As a result, we changed our indefinite reinvestment assertion related to certain foreign earnings. As explained in further detail in Item 8. Financial Statements and Supplementary Data – Note 9 – Income Taxes, during the fiscal 2023 fourth quarter, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings from certain foreign subsidiaries. We continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. We do not believe that continuing to reinvest these remaining applicable foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

Inflation impacted our operating results during fiscal 2023 and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 11, 2023, our long-term debt is rated A+ with a negative outlook by Standard & Poor’s and A1 with a stable outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization (excluding noncontrolling interests) increased to 59% at June 30, 2023 from 49% at June 30, 2022, primarily due to the increase in total debt, reflecting the financing of our acquisition of the TOM FORD brand, including the issuance of commercial paper primarily in the second half of fiscal 2023, and the issuance of Senior Notes in May 2023.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 11 – Debt.
Cash Flows

	Year Ended June 30
(In millions)	2023	2022
Net cash provided by operating activities	$1,731	$3,040
Net cash used for investing activities	$(3,217)	$(945)
Net cash provided by (used for) financing activities	$1,590	$(3,036)

The change in net cash flows provided by operating activities primarily reflected lower earnings before tax, excluding non-cash items, partially offset by the favorable change in working capital, reflecting a favorable change in inventory and promotional merchandise and accounts receivable, partially offset by lower accounts payable due to timing of payments and lower other accrued and noncurrent liabilities, which includes the settlement of net investment hedges.

The change in net cash flows used for investing activities was primarily driven by cash paid in connection with the acquisition of the TOM FORD brand during the fiscal 2023 fourth quarter and also reflects a favorable impact from the settlement of net investment hedges, which is offset by the unfavorable change in other accrued liabilities as discussed above.
The change in net cash flows provided by (used for) financing activities primarily reflected lower treasury stock purchases compared to the prior year, an increase in debt due to the issuance of Senior Notes in May 2023 and the issuance of commercial paper in the second half of fiscal 2023, due in part to finance our acquisition of the TOM FORD brand, partially offset by an increase in repayments of long-term debt.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for the fiscal 2022 to fiscal 2021 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2023 and through August 11, 2023, see Item 8. Financial Statements and Supplementary Data – Note 17 – Common Stock.
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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2023 and 2022, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan. We expect to make a $50 million discretionary contribution to the U.S. Qualified Plan in the first quarter of fiscal 2024. As we continue to monitor the funded status, we may decide to make additional cash contributions to the U.S. Qualified Plan or our post-retirement medical plan in the United States during fiscal 2024.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2024	2023	2022
Non-qualified domestic noncontributory pension plan benefit payments	$22	$14	$18
International defined benefit pension plan contributions	$28	$35	$38
Post-retirement plan benefit payments	$11	$13	$11

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
Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $265 million and $259 million as of June 30, 2023 and 2022, respectively. This potential change does not consider our underlying foreign currency exposures.
We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million as of June 30, 2023.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $55 million and $41 million as of June 30, 2023 and 2022, respectively.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2023 and our results of operations for the three fiscal years ended June 30, 2023 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if both (i) the nature of the estimate or assumption is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimate and assumption is material to the Company’s financial condition. Our critical accounting policies relate to Goodwill and Other Indefinite-lived Intangible Assets - Impairment Assessment, Income Taxes, and Asset Acquisition.

Management of the Company has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of the Company’s Board of Directors.
Goodwill and Other Indefinite-lived Intangible Assets – Impairment Assessment
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

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

For fiscal 2023, we elected to perform the qualitative assessment for the goodwill in certain of our reporting units and other indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value. We considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

For fiscal 2023, a quantitative assessment was performed for the goodwill in certain of our reporting units and other indefinite-lived intangible assets. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, we used an equal weighting of the income and market approaches. Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted average cost of capital used to discount future cash flows and comparable market multiples. To determine the estimated fair value of other indefinite-lived intangible assets, we used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates, terminal value, the weighted average cost of capital used to discount future cash flows and royalty rate.

For fiscal 2022, we elected to perform the quantitative assessment for the goodwill in each of its reporting units and indefinite-lived intangible assets. We engaged a third-party valuation specialist and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, we used an equal weighting of the income and market approaches. Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted average cost of capital used to discount future cash flows and comparable market multiples. To determine the estimated fair value of other indefinite-lived intangible assets, we used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates, terminal value, the weighted average cost of capital used to discount future cash flows and royalty rate.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for Goodwill and Other Indefinite-lived Intangible Assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies, Note 6 – Goodwill and Other Intangible Assets.

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

Asset Acquisition
We recognize assets acquired in an asset acquisition based on the cost to the Company on a relative fair value basis, which includes transaction costs in addition to consideration transferred and liabilities assumed or issued as part of the transaction. Neither goodwill nor bargain purchase gains are recognized in an asset acquisition; any excess of consideration transferred over the fair value of the net assets acquired, or the opposite, is allocated to qualifying assets based on their relative fair values. The determination of fair value, as well as the expected useful lives of certain assets acquired, requires management to make judgments and may involve the use of significant estimates, including assumptions with respect to estimated future cash flows and discount rates, among other things. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable.

During fiscal 2023, we acquired 100% of the equity interests in 001 Del LLC (“001”) in exchange for $2,550 million in consideration (the “TOM FORD Acquisition”). The TOM FORD Acquisition has been accounted for as an asset acquisition as the fair value of the gross assets acquired is concentrated in the value of the TOM FORD trademark intangible asset. The acquisition of 001 included existing license relationships for certain uses of the brand name, which were modified, terminated or otherwise renegotiated in connection with the transaction.

The total cost of the asset acquisition is $2,578 million and was allocated to the TOM FORD trademark. We engaged a third-party valuation specialist and used an income approach, specifically the relief-from-royalty method, to determine the fair value of the TOM FORD trademark. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used to estimate the fair value were revenue growth rates, terminal value, beauty royalty savings, the weighted average cost of capital used to discount future cash flows and royalty rates.

For further discussion of Business Combinations and Asset Acquisitions, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies, Note 5 – Business and Asset Acquisitions and Note 6 – Goodwill and Other Intangible Assets.

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
(15)our ability to acquire, develop or implement new information technology, including operational technology and websites, on a timely basis and within our cost estimates; to maintain continuous operations of our new and existing information technology; and to secure the data and other information that may be stored in such technologies or other systems or media;
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
(18)the timing and impact of acquisitions, investments and divestitures; and
(19)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2023.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
Trading Arrangements

During the fiscal 2023 fourth quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Compensatory Arrangements of Certain Officers

We are reporting the following information regarding our Executive Annual Incentive Plan in this Item 9B in lieu of filing such information on a Current Report on Form 8-K under Item 5.02(e) “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers.”

On August 14, 2023, the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company adopted a new executive annual incentive plan, The Estée Lauder Companies Inc. Executive Annual Incentive Plan (the “Plan”). Commencing for the Company’s fiscal year beginning July 1, 2023, the Plan replaces the executive annual incentive plan adopted by the Compensation Committee on August 21, 2013 (the “2013 Plan”), which the Company will cease using.

The principal purposes of the Plan are to provide incentives and rewards to the “executive officers” of the Company and to assist the Company in motivating them to achieve the Company’s annual performance goals. The Plan is administered by the Compensation Committee or such other committee as may be appointed by the Board (the “Committee”). The Committee, in its discretion, may grant opportunities to executive officers for each fiscal year of the Company as it shall determine. For purposes of the Plan, “executive officers” means those persons who are denoted as such from time to time by the Company in the Company’s filings with the Securities and Exchange Commission, or those persons as determined by the Board from time to time.

Under the Plan, each participant is granted an annual opportunity for a payment if performance targets are achieved. Performance targets are based on the nature of the participant’s role and amount of time in that role, achievement of hurdle rates, and targets and/or growth in one or more business criteria that apply to the individual participant, one or more business units or the Company as a whole. The business criteria may include, individually or in combination: (i) net earnings; (ii) earnings per share; (iii) net sales; (iv) market share; (v) net operating profit; (vi) expense control; (vii) return on invested capital; (viii) operating margin; (ix) return on equity; (x) return on assets; (xi) planning accuracy (as measured by comparing planned results to actual results); (xii) gross margin; (xiii) market price per share; (xiv) total return to stockholders; (xv) ESG measures; and (xvi) any other measure determined by the Committee. In addition, the annual performance targets may include comparisons to performance at other companies, such performance to be measured by one or more of the foregoing business criteria. Furthermore, the measurement of performance against targets may exclude or adjust for the impact of certain events or occurrences as set forth in the Plan.

In no event may a participant receive more than $10 million under the Plan on account of any fiscal year. Payouts pursuant to opportunities granted under the Plan occur following approval by the Committee of achievement. Payouts are in cash (unless otherwise determined by the Committee) as soon as practicable following approval by the Committee, but not later than December 31 of the calendar year in which the applicable fiscal year ends. The Committee may determine that the payout of an opportunity or a portion of an opportunity shall be deferred and may also allow voluntary deferrals in accordance with Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”). In the event a participant’s employment is terminated prior to the payout of an opportunity previously granted, the Plan provides for payment under certain circumstances as specified in the Plan. Payouts are subject to repayment by a participant to the Company in accordance with the Company’s recoupment, recovery or clawback policy or policies in effect from time to time.

The Plan is subject to amendment or termination at any time by the Committee but no such action may adversely affect any rights or obligations with respect to any opportunities previously granted under the Plan.

The foregoing brief description of the terms and conditions of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached as Exhibit 10.5a hereto, and is incorporated into this Item by reference.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2023 and such information is incorporated herein by reference.

Item 11.  Executive Compensation.
The information required by this Item will be included in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2023 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2023 and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2023 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.
Equity Compensation Plan Information as of June 30, 2023

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(4)
Equity compensation plans approved by security holders(1)	10,351,905	$184.41	10,114,324

(1)Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).
(2)Consists of 7,497,084 shares issuable upon exercise of outstanding options, 1,789,851 shares issuable upon conversion of outstanding Restricted Stock Units, 601,845 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs and PSUs vested as of June 30, 2023 pending approval by the Stock Plan Subcommittee of our Board of Directors), 112,680 shares issuable upon conversion of Share Units and 350,445 shares issuable upon conversion of Long-term PSUs, including Price-vested units (“PVUs”).
(3)Calculated based upon outstanding options in respect of 7,497,084 shares of our Class A Common Stock.
(4)The 2002 Plan authorizes the grant of shares and benefits other than stock options. As of June 30, 2023, there were 9,684,436 shares of Class A Common Stock available for issuance under the 2002 Plan (subject to the approval by the Stock Plan Subcommittee of expected payouts for PSUs vested as of June 30, 2023). Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan. The Director Plan currently provides for an annual grant of options and stock units to non-employee directors. As of June 30, 2023, there were 429,888 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2023, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 6% to 378,086,144. Of the outstanding options to purchase 7,497,084 shares of Class A Common Stock, options to purchase 3,354,289 shares have an exercise price less than $196.38, the closing price on June 30, 2023. Assuming the exercise of only in-the-money options, the total shares outstanding would increase by 1% to 360,974,204.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2023 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2023 Proxy Statement. The 2023 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2023 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(a)1 and 2.  Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a	Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 2.350% Senior Notes due 2022 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 2.350% Senior Notes due 2022 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.10	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.11	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.13	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.14	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.15	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.16	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.17	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

Exhibit Number	Description

4.19	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.21	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.25	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.27	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.29	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.31	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.32	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.33	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.34	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

Exhibit Number	Description

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2022) (SEC File No. 1-14064).*†

10.3a
Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 3, 2022) (SEC File No. 1-14064).*†

10.3b	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.5a	Executive Annual Incentive Plan (SEC File No. 1-14064).†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2023) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Peter Jueptner (SEC File No. 1-14064).†

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.13a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.14a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.15	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.15b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.15c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.15d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.15e
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.16	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.16a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.17	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.17a	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.18d	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.18e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18f	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18g	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18i	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).*†

10.18j	Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.18k
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.18l	Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18m	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18n	Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.18o	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.18p	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.18q	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.18r	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19	$2.5 Billion Credit Facility, dated as of October 22, 2021, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2021) (SEC File No. 1-14064).*

10.20	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20a
Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*

10.21	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.24	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.24a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.24b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.24c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (filed as Exhibit 10.24c to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.25	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.25a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.25b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023 is formatted in iXBRL
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
Date: August 18, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 18, 2023
Fabrizio Freda

WILLIAM P. LAUDER*	Executive Chairman and a Director	August 18, 2023
William P. Lauder

LEONARD A. LAUDER*	Director	August 18, 2023
Leonard A. Lauder

CHARLENE BARSHEFSKY*	Director	August 18, 2023
Charlene Barshefsky

WEI SUN CHRISTIANSON*	Director	August 18, 2023
Wei Sun Christianson

ANGELA WEI DONG*	Director	August 18, 2023
Angela Wei Dong

PAUL J. FRIBOURG*	Director	August 18, 2023
Paul J. Fribourg

JENNIFER HYMAN*	Director	August 18, 2023
Jennifer Hyman

JANE LAUDER*	Director	August 18, 2023
Jane Lauder

RONALD S. LAUDER*	Director	August 18, 2023
Ronald S. Lauder

ARTURO NUÑEZ*	Director	August 18, 2023
Arturo Nuñez

RICHARD D. PARSONS*	Director	August 18, 2023
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 18, 2023
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 18, 2023
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 18, 2023
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 18, 2023
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 18, 2023
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of June 30, 2023, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 18, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Estée Lauder Companies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended June 30, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2023 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessment - Dr.Jart+ Reporting Unit

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated balance of goodwill was $2,486 million as of June 30, 2023, of which $304 million relates to the Dr.Jart+ reporting unit. Management assesses goodwill at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Management concluded that the changes in circumstances in the reporting unit, along with increases in the weighted average cost of capital, triggered the need for an interim impairment review of the Company’s goodwill. Management completed an interim quantitative impairment test for goodwill as of November 30, 2022. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows, and comparable market multiples.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment - Dr.Jart+ reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Dr.Jart+ reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of the underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and weighted average cost of capital. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the weighted average cost of capital significant assumption.

Acquisition of 001 Del LLC - Valuation of TOM FORD Trademark Intangible Asset

As described in Notes 2, 5, and 6 to the consolidated financial statements, on April 28, 2023, the Company acquired 100% of the equity interests in 001 Del LLC, the sole owner of the TOM FORD brand and its related intellectual property. The acquisition has been accounted for as an asset acquisition as the fair value of the gross assets acquired is concentrated in the value of the TOM FORD trademark intangible asset. The Company recognizes assets acquired in an asset acquisition based on the cost to the Company on a relative fair value basis. The fair value of the trademark was determined using an income approach, specifically the relief-from-royalty method. The significant assumptions used to estimate the fair value were revenue growth rates, terminal value, beauty royalty savings, weighted average cost of capital used to discount future cash flows, and royalty rates. The total cost of the asset acquisition of $2,578 million was allocated to the TOM FORD trademark intangible asset.

The principal considerations for our determination that performing procedures relating to the valuation of the TOM FORD trademark intangible asset from the acquisition of 001 Del LLC is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trademark intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to terminal value, beauty royalty savings, and weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition, including controls over the valuation of the trademark intangible asset. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate; (iii) evaluating the appropriateness of the relief-from-royalty method; (iv) testing the completeness and accuracy of the underlying data used in the method; and (v) evaluating the reasonableness of the significant assumptions used by management related to terminal value, beauty royalty savings, and weighted average cost of capital. Evaluating management’s assumptions related to terminal value and beauty royalty savings involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market data and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the weighted average cost of capital significant assumption.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 18, 2023
We have served as the Company’s auditor since 2020.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2023	2022	2021

Net sales	$15,910	$17,737	$16,215
Cost of sales	4,564	4,305	3,834

Gross profit	11,346	13,432	12,381

Operating expenses
Selling, general and administrative	9,575	9,888	9,371
Restructuring and other charges	55	133	204
Goodwill impairment	—	—	54
Impairment of other intangible and long-lived assets	207	241	134
Total operating expenses	9,837	10,262	9,763

Operating income	1,509	3,170	2,618

Interest expense	255	167	173
Interest income and investment income, net	131	30	51
Other components of net periodic benefit cost	(12)	(2)	12
Other income, net	—	1	847
Earnings before income taxes	1,397	3,036	3,331

Provision for income taxes	387	628	456
Net earnings	1,010	2,408	2,875

Net earnings attributable to noncontrolling interests	—	(7)	(12)
Net loss (earnings) attributable to redeemable noncontrolling interest	(4)	(11)	7
Net earnings attributable to The Estée Lauder Companies Inc.	$1,006	$2,390	$2,870

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$2.81	$6.64	$7.91
Diluted	$2.79	$6.55	$7.79

Weighted-average common shares outstanding
Basic	357.9	360.0	362.9
Diluted	360.9	364.9	368.2
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30
(In millions)	2023	2022	2021

Net earnings	$1,010	$2,408	$2,875

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(11)	91	(21)
Cross-currency swap contract loss	(20)	—	—
Retirement plan and other retiree benefit adjustments	(79)	87	82
Translation adjustments	(127)	(438)	128
Benefit (provision) for income taxes on components of other comprehensive income	51	(61)	(10)
Total other comprehensive income (loss), net of tax	(186)	(321)	179
Comprehensive income	824	2,087	3,054

Comprehensive income attributable to noncontrolling interests:
Net earnings	—	(7)	(12)
Translation adjustments	—	4	(1)
Total comprehensive income attributable to noncontrolling interests	—	(3)	(13)

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net loss (earnings)	(4)	(11)	7
Translation adjustments	14	25	17
Total comprehensive loss attributable to redeemable noncontrolling interest	10	14	24
Comprehensive income attributable to The Estée Lauder Companies Inc.	$834	$2,098	$3,065
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share data)	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$4,029	$3,957
Accounts receivable, net	1,452	1,629
Inventory and promotional merchandise	2,979	2,920
Prepaid expenses and other current assets	679	792
Total current assets	9,139	9,298

Property, plant and equipment, net	3,179	2,650
Other assets
Operating lease right-of-use assets	1,797	1,949
Goodwill	2,486	2,521
Other intangible assets, net	5,602	3,428
Other assets	1,212	1,064
Total other assets	11,097	8,962
Total assets	$23,415	$20,910

LIABILITIES AND EQUITY
Current liabilities
Current debt	$997	$268
Accounts payable	1,670	1,822
Operating lease liabilities	357	365
Other accrued liabilities	3,216	3,360
Total current liabilities	6,240	5,815

Noncurrent liabilities
Long-term debt	7,117	5,144
Long-term operating lease liabilities	1,698	1,868
Other noncurrent liabilities	1,943	1,651
Total noncurrent liabilities	10,758	8,663

Commitments and contingencies

Redeemable Noncontrolling Interest	832	842

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2023 and June 30, 2022; shares issued: 469,668,085 at June 30, 2023 and 467,949,351 at June 30, 2022; Class B shares authorized: 304,000,000 at June 30, 2023 and June 30, 2022; shares issued and outstanding: 125,542,029 at June 30, 2023 and 125,542,029 at June 30, 2022	6	6
Paid-in capital	6,153	5,796
Retained earnings	13,991	13,912
Accumulated other comprehensive loss	(934)	(762)

	19,216	18,952
Less: Treasury stock, at cost; 237,590,199 Class A shares at June 30, 2023 and 236,435,830 Class A shares at June 30, 2022	(13,631)	(13,362)
Total equity	5,585	5,590
Total liabilities, redeemable noncontrolling interest and equity	$23,415	$20,910
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Year Ended June 30
(In millions, except per share data)	2023	2022	2021

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	5,796	5,335	4,790
Common stock dividends	4	3	3
Stock-based compensation	353	477	542
Purchase of shares from noncontrolling interests	—	(19)	—
Paid-in capital, end of year	6,153	5,796	5,335

Retained earnings, beginning of year	13,912	12,244	10,134
Common stock dividends	(927)	(843)	(757)
Net earnings attributable to The Estée Lauder Companies Inc.	1,006	2,390	2,870
Cumulative effect of adoption of new accounting standards	—	121	(3)
Retained earnings, end of year	13,991	13,912	12,244

Accumulated other comprehensive loss, beginning of year	(762)	(470)	(665)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	(172)	(292)	195
Accumulated other comprehensive loss, end of year	(934)	(762)	(470)

Treasury stock, beginning of year	(13,362)	(11,058)	(10,330)
Acquisition of treasury stock	(184)	(2,130)	(602)
Stock-based compensation	(85)	(174)	(126)
Treasury stock, end of year	(13,631)	(13,362)	(11,058)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,585	5,590	6,057

Noncontrolling interests, beginning of year	—	34	27
Net earnings attributable to noncontrolling interests	—	7	12
Distribution to noncontrolling interest holders	—	—	(6)
Purchase of shares from noncontrolling interests	—	(34)	—
Translation adjustments and other, net	—	(7)	1
Noncontrolling interests, end of year	—	—	34

Total equity	$5,585	$5,590	$6,091

Redeemable noncontrolling interest, beginning of year	$842	$857	$—
Acquired redeemable noncontrolling interest	—	—	881
Net earnings (loss) attributable to redeemable noncontrolling interest	4	11	(7)
Translation adjustments	(14)	(25)	(17)
Adjustment of redeemable noncontrolling interest to redemption value	—	(1)	—
Redeemable noncontrolling interest, end of year	$832	$842	$857

Cash dividends declared per common share	$2.58	$2.33	$2.07
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2023	2022	2021

Cash flows from operating activities
Net earnings	$1,010	$2,408	$2,875
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	744	727	651
Deferred income taxes	(186)	(149)	(230)
Non-cash stock-based compensation	267	331	327
Net loss on disposal of property, plant and equipment	13	8	23
Non-cash restructuring and other charges	36	14	76
Pension and post-retirement benefit expense	53	78	95
Pension and post-retirement benefit contributions	(49)	(56)	(59)
Goodwill, other intangible and long-lived asset impairments	207	241	188
Changes in fair value of contingent consideration	—	—	(2)
Gain on previously held equity method investment	—	(1)	(847)
Other non-cash items	(8)	(7)	(20)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	185	(10)	(398)
Increase in inventory and promotional merchandise	(64)	(602)	(140)
Decrease (increase) in other assets, net	26	(101)	13
Increase (decrease) in accounts payable	(333)	210	440
Increase (decrease) in other accrued and noncurrent liabilities	(129)	1	695
Decrease in operating lease assets and liabilities, net	(41)	(52)	(56)
Net cash flows provided by operating activities	1,731	3,040	3,631
Cash flows from investing activities
Capital expenditures	(1,003)	(1,040)	(637)
Proceeds from purchase price refund	—	—	32
Payments for acquired businesses, net of cash acquired	—	(3)	(1,065)
Purchases of other intangible assets	(2,286)	—	—
Purchases of investments	(8)	(10)	(42)
Settlement of net investment hedges	80	108	(152)
Net cash flows used for investing activities	(3,217)	(945)	(1,864)
Cash flows from financing activities
Proceeds (repayments) of current debt, net (Note 11)	983	(4)	(744)
Proceeds from issuance of long-term debt, net	1,995	—	596
Debt issuance costs	(15)	(1)	(4)
Repayments and redemptions of long-term debt	(265)	(18)	(459)
Net proceeds from stock-based compensation transactions	88	151	215
Payment for acquisition of noncontrolling interest	—	(15)	—
Payments to acquire treasury stock	(271)	(2,309)	(733)
Dividends paid to stockholders	(925)	(840)	(753)
Payments to noncontrolling interest holders for dividends	—	—	(8)
Payments of contingent consideration	—	—	(2)
Net cash flows provided by (used for) financing activities	1,590	(3,036)	(1,892)

Effect of exchange rate changes on Cash and cash equivalents	(32)	(60)	61
Net increase (decrease) in Cash and cash equivalents	72	(1,001)	(64)
Cash and cash equivalents at beginning of year	3,957	4,958	5,022

Cash and cash equivalents at end of year	$4,029	$3,957	$4,958
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under owned brand names, including: Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, La Mer, Bobbi Brown Cosmetics, Aveda, Jo Malone London, Bumble and bumble, Darphin Paris, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr.Jart+, and The Ordinary. The Estée Lauder Companies Inc. is also the global licensee of the AERIN and BALMAIN brand names for fragrances and cosmetics.

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, business combinations and asset acquisitions, goodwill, other intangible assets and long-lived assets, income taxes, redeemable noncontrolling interest and Deciem Beauty Group Inc. (“DECIEM”) stock options. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(85) million, $(427) million and $147 million, net of tax, in fiscal 2023, 2022 and 2021, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2023, 2022 and 2021.

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

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $57 million, $(11) million and $(12) million in fiscal 2023, 2022 and 2021, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents include $66 million and $1,883 million of short-term time deposits at June 30, 2023 and 2022, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments in the common stock of privately-held companies in which the Company has the ability to exercise significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. For those equity securities without readily determinable fair values where the Company does not have the ability to exercise significant influence, the Company records them at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. Collectively, these investments were not material to the Company’s consolidated financial statements as of June 30, 2023 and 2022 and are included in Other assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions. Payment terms are short-term in nature and are generally less than one year.

The Company is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. The Company evaluates certain criteria, including aging and historical write-offs, the current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. See Note 14 – Revenue Recognition for additional information.

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

Business Combinations and Asset Acquisitions

The Company evaluates whether a transaction meets the definition of a business. The Company first applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an asset acquisition. If the screen test is not met, the Company further considers whether the set of assets or acquired entities have at a minimum, inputs and processes that have the ability to create outputs in the form of revenue. If the assets or acquired entities meet this criteria, the transaction is accounted for as a business combination.

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

The Company recognizes assets acquired in an asset acquisition based on the cost to the Company on a relative fair value basis, which includes transaction costs in addition to consideration transferred and liabilities assumed or issued as part of the transaction. Neither goodwill nor bargain purchase gains are recognized in an asset acquisition; any excess of consideration transferred over the fair value of the net assets acquired, or the opposite, is allocated to qualifying assets based on their relative fair values.

The determination of fair value, as well as the expected useful lives of certain assets acquired, requires management to make judgments and may involve the use of significant estimates, including assumptions with respect to estimated future cash flows, discount rates and valuation multiples from comparable publicly traded companies, among other things. See Note 5 – Business and Asset Acquisitions for further information.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For certain leases relating to automobiles, information technology equipment and office equipment, the Company utilizes the portfolio approach. Under this approach, the Company combines and accounts for leases (as a portfolio) with similar characteristics (e.g., lease term, discount rates, etc.) as a single lease, provided its application is not materially different when compared to the application at the individual lease level.
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

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty-multi retailers, perfumeries, salons/spas and through various online sites operated by authorized retailers, including pure-play sites. The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer. In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location, and in the Europe, the Middle East & Africa and Asia/Pacific regions, revenue is generally recognized based upon the customer’s receipt.

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

In connection with the sale of product, the Company may provide other promised goods and services that are deemed to be performance obligations. These are comprised of gift with purchase and purchase with purchase promotions, customer loyalty program obligations, gift cards and other promotional goods including samples and testers.

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

Royalty Revenue - License Arrangements

As a result of the acquisition of the TOM FORD brand, the Company entered into license arrangements with the Marcolin Group (“Marcolin”) and Ermenegildo Zegna N.V. (“Zegna”). As part of these arrangements, the Company licensed the TOM FORD trademark for eyewear (“Eyewear”) to Marcolin and for fashionwear (“Fashion”) to Zegna. Licensing the TOM FORD trademark to customers represents a new revenue-generating activity in the ordinary course of business for the Company.

The Company’s performance obligation is to license the TOM FORD trademark to Marcolin and to Zegna, which grants them the right to access the symbolic intellectual property. The licensing arrangements stipulate that licensees must pay a sales-based royalty, with a guaranteed minimum, to the Company. The Company satisfies its performance obligation over the license period, as the Company fulfills its promise to grant the licensees rights to use and benefit from the intellectual property as well as maintain the intellectual property. As such, revenue for both the Marcolin and Zegna arrangements is recognized over time. Royalty payments are collected on a quarterly basis. The Company expects the guaranteed minimum royalty amounts to be exceeded and, as a result, sales-based royalties will be recognized in the period in which the sales occur. The upfront payment received from Marcolin is recognized on a straight-line basis over the estimated economic life of the license. See Note 5 – Business and Asset Acquisitions and Note 14 - Revenue Recognition for further information regarding the acquisition of the TOM FORD brand.

Advertising and Promotion

Global net advertising, merchandising, sampling, promotion and product development expenses of $3,711 million, $3,877 million and $3,710 million in fiscal 2023, 2022 and 2021, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred. The cost of certain promotional products, including samples and testers, are classified within Cost of sales.
Research and Development
Research and development costs of $344 million, $307 million and $243 million in fiscal 2023, 2022 and 2021, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shipping and Handling
Shipping and handling expenses of $838 million, $860 million and $680 million in fiscal 2023, 2022 and 2021, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.
Royalty Fees - License Arrangements
The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The current license arrangements have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. As of June 30, 2023, the remaining terms considering available renewal periods range from 7 years to approximately 27 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
Certain license agreements may require minimum royalty payments, incremental royalties based on net sales levels and minimum spending on advertising and promotional activities. Royalty expenses are accrued in the period in which net sales are recognized while advertising and promotional expenses are accrued at the time these costs are incurred.
Stock-Based Compensation
The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements, net of estimated forfeitures. All excess tax benefits and tax deficiencies related to share-based compensation awards are recorded as income tax expense or benefit in the accompanying consolidated statements of earnings.
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
As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that is classified as mezzanine equity in the accompanying consolidated balance sheets. The noncontrolling interest is adjusted each reporting period for income (loss) attributable to the noncontrolling interest. Each reporting period, a measurement period adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. If and when applicable, these adjustments are recorded in Paid-in capital and are not reflected in the accompanying consolidated statements of earnings. In addition, based on the Company's policy election, if the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, a measurement period adjustment is recorded in Retained earnings and the Company will adjust Net earnings (loss) attributable to The Estée Lauder Companies Inc. as it uses the two-class method when calculating earnings per common share. The fair value of the noncontrolling interest per share is calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the following key assumptions into the Monte Carlo method: risk-free rate, term to mid of last twelve-month period, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility and net sales volatility. See Note 5 – Business and Asset Acquisitions for additional information regarding the redeemable noncontrolling interest.
Government Assistance
The Company recognizes amounts received from government assistance programs as a reduction to cost of sales or operating expenses in the consolidated statements of earnings when there is reasonable assurance the Company will receive the amount and has met the conditions, if any, required by the government assistance program. Beginning in the second half of fiscal 2020, many governments in locations where the Company operates announced programs to assist employers whose businesses were impacted by the COVID-19 pandemic, including programs that provide rebates to incentivize employers to maintain employees on payroll who were unable to work for their usual number of hours. During fiscal 2022 and 2021, the Company qualified for and recorded $12 million and $84 million, respectively, in government assistance, which reduced Selling, general and administrative expenses by $9 million and $78 million, respectively, and Cost of sales by $3 million and $6 million, respectively. In fiscal 2023, the impact from government assistance programs was not material to the consolidated statement of earnings.

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
Impact on consolidated financial statements – The Company has supplier financing arrangements and will apply the disclosure requirements as required by the amendments.
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
Impact on consolidated financial statements – The Company completed its comprehensive evaluation of applying this guidance, and will adopt certain practical expedients for its interest rate swap agreements in the fiscal 2024 first quarter which is not expected to have a significant impact on its consolidated financial statements, including business processes and internal controls over financial reporting. The practical expedients that will be adopted permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. Foreign currency forward contracts do not reference LIBOR and no practical expedients will be elected, but will be discounted using the Secured Overnight Financing Rate (SOFR). For existing lease, debt arrangements and other contracts, the Company will not adopt any ASC 848 practical expedients as it relates to these arrangements.
No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE
Inventory and promotional merchandise consists of the following:

	June 30
(In millions)	2023	2022
Raw materials	$876	$791
Work in process	362	366
Finished goods	1,404	1,449
Promotional merchandise	337	314
	$2,979	$2,920

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	June 30
(In millions)	2023	2022
Assets (Useful Life)

Land	$70	$53
Buildings and improvements (10 to 40 years)	843	491
Machinery and equipment (3 to 10 years)	1,071	994
Computer hardware and software (4 to 10 years)	1,651	1,468
Furniture and fixtures (5 to 10 years)	136	129
Leasehold improvements	2,310	2,246
Construction in progress	827	759
	6,908	6,140
Less accumulated depreciation and amortization	(3,729)	(3,490)
	$3,179	$2,650

Depreciation and amortization of property, plant and equipment was $577 million, $543 million and $516 million in fiscal 2023, 2022 and 2021, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. See Note 7 – Leases for discussion of property, plant and equipment impairments.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – BUSINESS AND ASSET ACQUISITIONS
Asset Acquisition
Fiscal 2023
On April 28, 2023, the Company acquired 100% of the equity interests in 001 Del LLC (“001”) in exchange for $2,550 million in consideration (the “TOM FORD Acquisition”). 001 is the sole owner of the TOM FORD brand and its related intellectual property. The TOM FORD brand is a luxury brand created in 2005, and this acquisition is expected to further strengthen the Company’s TOM FORD BEAUTY brand, which the Company has historically licensed, while simultaneously enabling the Company to create new licensing revenue streams. At the same time as the Company's transaction, affiliates of the Ermenegildo Zegna Group (“Zegna”) separately purchased the interests in the TOM FORD fashion business that Zegna did not own (including the purchase of interests from the sellers of 001).

The TOM FORD Acquisition has been accounted for as an asset acquisition as the fair value of the gross assets acquired is concentrated in the value of the TOM FORD trademark intangible asset. The acquisition of 001 included existing license relationships for certain uses of the brand name, which were modified, terminated or otherwise renegotiated in connection with the transaction, and are discussed separately in Note 14 – Revenue Recognition.

The total cost of the asset acquisition is $2,578 million, inclusive of approximately $28 million of transaction related costs and $300 million of deferred consideration payable to the sellers included in Other noncurrent liabilities in the accompanying consolidated balance sheets as of June 30, 2023. Of the $300 million of deferred consideration payable to the sellers, $150 million is due in July 2025 and the remaining $150 million is due in July 2026.

The total cost of the asset acquisition was allocated to the TOM FORD trademark intangible asset. The Company determined that the TOM FORD trademark intangible asset has an indefinite life, and will not be amortized, but will be subject to impairment assessment at least annually, or more frequently if certain events or circumstances exist.

Business Combination

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded an allocation of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value at the acquisition date. The total consideration transferred includes the cash paid at closing, the fair value of its previously held equity method investment, the fair value of the redeemable noncontrolling interest, including the fair value of the net Put (Call) Option, and the fair value of the DECIEM stock options liability. The excess of the total consideration transferred over the fair value of the net tangible and intangible assets acquired was recorded as goodwill. To determine the acquisition date estimated fair value of intangible assets acquired, the Company applied the income approach, specifically the multi-period excess earnings method for customer relationships and the relief-from-royalty method for trademarks. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows, and a customer attrition rate for customer relationships and royalty rates for trademarks. The allocation of the total consideration transferred, including immaterial measurement period adjustments was finalized during the fiscal 2022 third quarter and recorded as follows:

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
As previously discussed in Note 5 - Business and Asset Acquisitions, in April 2023, the Company completed the TOM FORD Acquisition and recorded a non-amortizable intangible asset (trademark) of $2,578 million.

The trademark acquired in connection with the TOM FORD Acquisition is classified as level 3 in the fair value hierarchy. The fair value of the trademark was determined using an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used to estimate the fair value were revenue growth rates, terminal value, beauty royalty savings, the weighted average cost of capital used to discount future cash flows and royalty rates. The most significant unobservable input was the weighted average cost of capital used to discount future cash flows.

Also as discussed in Note 5 - Business and Asset Acquisitions, in May 2021 the Company increased its investment in DECIEM, which resulted in the inclusion of additional goodwill of $1,296 million, amortizable intangible assets (customer lists) of $701 million with amortization periods of 7 years to 14 years, and non-amortizable intangible assets (trademarks) of $1,216 million. Goodwill associated with the acquisition is primarily attributable to the future revenue growth opportunities associated with sales growth in the skin care category, as well as the value associated with DECIEM's assembled workforce. As such, the goodwill has been allocated to the Company’s skin care product category. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

The intangible assets acquired in connection with the acquisition of DECIEM are classified as level 3 in the fair value hierarchy. The estimate of the fair values of the acquired amortizable intangible assets were determined using a multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods. Fair value was determined under this approach by estimating future cash flows over multiple periods, as well as a terminal value, and discounting such cash flows at a rate of return that reflects the relative risk of the cash flows. The estimate of the fair values of the acquired intangible assets not subject to amortization were determined using an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition. The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2021
Goodwill	$1,786	$1,214	$262	$355	$3,617
Accumulated impairments	(141)	(830)	(30)	—	(1,001)
	1,645	384	232	355	2,616

Goodwill measurement period adjustment	13	—	—	—	13
Translation and other adjustments, goodwill	(97)	(98)	(13)	(2)	(210)
Translation and other adjustments, accumulated impairments	3	98	1	—	102
	(81)	—	(12)	(2)	(95)

Balance as of June 30, 2022
Goodwill	1,702	1,116	249	353	3,420
Accumulated impairments	(138)	(732)	(29)	—	(899)
	1,564	384	220	353	2,521

Translation and other adjustments, goodwill	(38)	—	5	—	(33)
Translation and other adjustments, accumulated impairments	(1)	—	(1)	—	(2)
	(39)	—	4	—	(35)

Balance as of June 30, 2023
Goodwill	1,664	1,116	254	353	3,387
Accumulated impairments	(139)	(732)	(30)	—	(901)
	$1,525	$384	$224	$353	$2,486

Other Intangible Assets

Other intangible assets primarily include trademarks and customer lists, as well as patents, and license arrangements resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment during the fiscal fourth quarter or more frequently if certain events or circumstances exist. Other intangible assets (e.g., customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 7 years to 18 years. Intangible assets related to license agreements were amortized on a straight-line basis over their useful lives based on the terms of the respective agreements. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2023 and 2022 were not material to the Company’s results of operations.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other intangible assets consist of the following:

	June 30, 2023			June 30, 2022
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists, license agreements and other	$2,030	$766	$1,264	$2,064	$628	$1,436
Non-amortizable intangible assets:
Trademarks			4,338			1,992
Total intangible assets			$5,602			$3,428

The aggregate amortization expense related to amortizable intangible assets for fiscal 2023, 2022 and 2021 was $145 million, $160 million and $110 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2024	2025	2026	2027	2028
Estimated aggregate amortization expense	$146	$146	$146	$129	$104

Fiscal 2023 Impairment Analysis
For further policy information on the Company's policy relating to its impairment assessment of goodwill and other indefinite-lived intangible assets, see Goodwill and Other Indefinite-lived Intangible Assets within Note 2 – Summary of Significant Accounting Policies.
During the fiscal 2023 second quarter, given the lower-than-expected results in the overall business, the Company revised the internal forecasts relating to its Smashbox reporting unit. The Company concluded that the changes in circumstances in the reporting unit triggered the need for an interim impairment review of its trademark intangible asset. The remaining carrying value of the trademark intangible asset was not recoverable and the Company recorded an impairment charge of $21 million reducing the carrying value to zero.
During the fiscal 2023 second quarter, the Dr.Jart+ reporting unit experienced lower-than-expected growth within key geographic regions and channels that continue to be impacted by the spread of COVID-19 variants, resurgence in cases, and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the reporting unit. In addition, due to macro-economic factors, Dr.Jart+ has experienced lower-than-expected growth within key geographic regions. The Too Faced reporting unit experienced lower-than-expected results in key geographic regions and channels coupled with delays in future international expansion to areas that continue to be impacted by COVID-19. As a result, the Company revised the internal forecasts relating to its Dr.Jart+ and Too Faced reporting units. Additionally, there were increases in the weighted average cost of capital for both reporting units as compared to the prior year annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company concluded that the changes in circumstances in the reporting units, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of November 30, 2022. The Company concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $100 million for Dr.Jart+ and $86 million for Too Faced. The Company concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+ and Too Faced reporting units were in excess of their carrying values, the Company concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows, comparable market multiples and royalty rates for trademarks. The most significant unobservable input used to estimate the fair values of the Dr.Jart+ and Too Faced trademark intangible assets was the weighted average cost of capital, which was 11% and 13%, respectively.
A summary of the impairment charges for the twelve months ended June 30, 2023 and the remaining trademark and goodwill carrying values as of June 30, 2023, for each reporting unit, are as follows:

		Impairment Charges		Carrying Value
(In millions)		Twelve Months Ended June 30, 2023		As of June 30, 2023
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$21	$—	$—	$—
Dr.Jart+	Asia/Pacific	100	—	325	304
Too Faced	The Americas	86	—	186	13
Total		$207	$—	$511	$317
The impairment charges for the twelve months ended June 30, 2023 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.
Fiscal 2022 Impairment Analysis
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company concluded that the changes in circumstances in the reporting units triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s, DECIEM’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of February 28, 2022. The Company concluded that the carrying amounts of the long-lived assets were recoverable. For the Dr.Jart+ reporting unit, the Company also concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $205 million. For the Too Faced and DECIEM reporting units, as the carrying values of the trademarks did not exceed their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, the Company did not record impairment charges. The estimated fair values of Too Faced’s and DECIEM's trademarks exceeded their carrying values by 13% and 3%, respectively. For the Too Faced and DECIEM trademark intangible assets, if all other assumptions are held constant, an increase of 100 basis points and 50 basis points, respectively, in the weighted average cost of capital would result in an impairment charge. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+, DECIEM and Too Faced reporting units were in excess of their carrying values, the Company concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the Dr.Jart+ trademark intangible asset was the weighted average cost of capital, which was 10.5%.

Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2022, the Company determined that the carrying value of the Dr.Jart+ trademark exceeded its fair value. This determination was made based on updated internal forecasts. Given the lower-than-expected growth within key geographic regions and channels that continued to be impacted by the spread of COVID-19 variants, the resurgence in cases, regional lockdowns and the potential future impacts relating to the uncertainty of the duration and severity of COVID-19 impacting the financial performance of the brand, the Company made revisions to the internal forecasts relating to the Dr.Jart+ reporting unit. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets may not be recoverable. The Company concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $25 million. The Company concluded that the carrying amount of the long-lived assets were recoverable. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill. As the estimated fair value of the reporting unit was in excess of its carrying value, the Company concluded that the carrying amount of the goodwill was recoverable and did not record a goodwill impairment charge related to the reporting unit. The fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair value of the trademark intangible asset was the weighted average cost of capital, which was 10.5%.

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
Fiscal 2021 Impairment Analysis
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

		Impairment Charges
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
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 57 years. Some of the Company’s lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 25 years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of total lease costs and other information for the periods relating to the Company’s finance and operating leases is as follows:

	June 30
(In millions)	2023	2022	2021
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$11	$12	$9
Interest on lease liabilities	—	—	—
Operating lease cost	444	465	470
Short-term lease cost	41	24	19
Variable lease cost	213	332	301
Total	$709	$833	$799
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$463	$506	$451
Financing cash flows from finance leases	$15	$18	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$273	$279	$267
Right-of-use assets obtained in exchange for new finance lease liabilities	$34	$10	$44
Weighted-average remaining lease term – finance leases	14 years	3 years	3 years
Weighted-average remaining lease term – operating leases	9 years	9 years	10 years
Weighted-average discount rate – finance leases	0.4%	1.0%	1.1%
Weighted-average discount rate – operating leases	2.5%	2.4%	2.3%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2024	$399	$9
Fiscal 2025	362	5
Fiscal 2026	299	3
Fiscal 2027	236	2
Fiscal 2028	185	2
Thereafter	827	21
Total future minimum lease payments	2,308	42
Less imputed interest	(253)	—
Total	$2,055	$42
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30
	2023		2022
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Total current liabilities	$357	9	$365	$13
Total noncurrent liabilities	1,698	33	1,868	10
Total	$2,055	$42	$2,233	$23
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheets as of June 30, 2023 and 2022.
During fiscal 2021, as a result of the continued challenging retail environment due to the COVID-19 pandemic, certain of the Company’s freestanding stores experienced lower net sales and lower expectations of future cash flows. These changes were an indicator that the carrying amounts may not be recoverable. Accordingly, the Company performed a recoverability test by comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. For those freestanding stores that failed step one of this test, the Company then compared the assets carrying values to their estimated fair values. Specifically, for the related ROU assets, the fair value was based on discounting market rent using a real estate discount rate. As a result, the Company recognized $71 million of long-lived asset impairments, included in Impairments of other intangible and long-lived assets, in the accompanying consolidated statements of earnings for the year ended June 30, 2021. The fiscal 2021 impairments related to other assets (i.e. rights associated with commercial operating leases) of $27 million, operating lease right-of-use assets of $25 million and the related property, plant and equipment in certain freestanding stores of $19 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of impairment charges is as follows:

(In millions)	Year Ended June 30, 2021
Product Category	Impairment Charge
Skin care	$1
Makeup	52
Fragrance	14
Hair care	4
Other	—
Total	$71

Region
The Americas	$23
Europe, the Middle East & Africa	48
Asia/Pacific	—
Total	$71
NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

During fiscal 2023, the Company incurred charges associated with the Post-COVID Business Acceleration Program restructuring activities as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Post-COVID Business Acceleration Program	$27	$3	$35	$12	$77
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023, the Company estimated a net reduction over the duration of the PCBA Program in the range of 2,800 to 3,200 positions globally, including temporary and part-time employees. This reduction takes into account the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. The Company also estimated the closure over the duration of the PCBA Program of approximately 14% to 17% of its freestanding stores globally, primarily in North America and Europe, the Middle East & Africa.
The Company approved specific initiatives under the PCBA Program through fiscal 2022 and has substantially completed those initiatives through fiscal 2023. Inclusive of approvals from inception through June 30, 2022, the Company estimates, as of June 30, 2023, that the PCBA Program will result in related restructuring and other charges totaling between $450 million and $480 million, before taxes.
Specific actions taken since the PCBA Program inception include:
•Optimize Digital Organization and Other Go-To-Market Organizations – The Company approved initiatives to enhance its go-to-market capabilities and shift more resources to support online growth. These actions are substantially complete and have resulted in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.
•Optimize Select Marketing, Brand and Global Functions – The Company has started to reduce its corporate and certain of its brand office footprints and is moving toward the future of work in a post-COVID-19 environment, by restructuring where and how its employees work and collaborate. In addition, the Company has approved initiatives to reduce organizational complexity and leverage scale across various Global functions. These actions are substantially complete and resulted in asset write-offs, employee severance, lease termination fees, and consulting and other professional services for the design and implementation of the future structures and processes.
•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels in certain areas of its distribution network and, as part of a broader initiative to be completed in phases, the Company has approved initiatives to close a number of underperforming freestanding stores, counters and other retail locations, mainly in certain affiliates across all geographic regions, including the Company's travel retail network. These closures reflect changing consumer behaviors including higher demand for online and omnichannel capabilities. These activities are substantially complete and resulted in product returns, termination of contracts, a net reduction in workforce, and inventory and other asset write-offs.
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
•Exit of Certain Designer Fragrance Licenses – In reviewing the Company’s brand portfolio of fragrances and to focus on investing its resources on alternative opportunities for long-term growth and value creation globally, the Company announced that it would not be renewing its existing license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines when their respective terms expire in June 2023. The Company negotiated early termination agreements with each of the licensors effective June 30, 2022 and continued to sell products under these licenses until such time. These actions resulted in asset write-offs, including charges for the impairment of goodwill, employee-related costs, and consulting and legal fees.
•Brand Transformation – In reviewing the Company’s brand portfolio to accelerate growth within the makeup product category and to support long-term investments, the decision was made to strategically reposition Smashbox to capitalize on changing consumer preferences and to mitigate the impact caused by the COVID-19 pandemic on the brand. These actions are substantially complete and have primarily resulted in product returns and inventory write-offs.
PCBA Program Restructuring and Other Charges

Restructuring charges are comprised of the following:

Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Fiscal 2021	$14	$2	$201	$4	$221
Fiscal 2022	4	5	109	9	127
Fiscal 2023	27	3	35	12	77
Cumulative through June 30, 2023	$45	$10	$345	$25	$425

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Employee- Related Costs	Asset- Related Costs(1)	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Fiscal 2021	$119	$75	$6	$1	$201
Fiscal 2022	84	11	13	1	109
Fiscal 2023	3	31	(2)	3	35
Cumulative through June 30, 2023	$206	$117	$17	$5	$345

(1)Asset-related costs include fiscal 2021 goodwill and other intangible asset impairment charges of $13 million and $34 million, respectively, relating to the exit of the global distribution of BECCA products.
Changes in accrued restructuring charges for the fiscal year ended June 30, 2023 relating to the PCBA Program were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$119	$75	$6	$1	$201
Cash payments	(18)	—	(6)	(1)	(25)
Non-cash asset write-offs	—	(75)	—	—	(75)
Balance at June 30, 2021	101	—	—	—	101

Charges	84	11	13	1	109
Cash payments	(52)	—	(13)	1	(64)
Non-cash asset write-offs	—	(11)	—	—	(11)
Translation and other adjustments	(8)	—	—	$(2)	$(10)
Balance at June 30, 2022	125	—	—	—	125

Charges	3	31	(2)	3	$35
Cash payments	(40)	—	(1)	(3)	$(44)
Non-cash asset write-offs	—	(31)	—	—	$(31)
Translation and other adjustments	(7)	—	4	—	$(3)
Balance at June 30, 2023	$81	$—	$1	$—	$82
Accrued restructuring charges at June 30, 2023 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $61 million, $19 million, and $2 million for each of fiscal 2024, 2025 and 2026, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2023	2022	2021
Current:
Federal	$141	$219	$197
Foreign	424	533	479
State and local	8	25	10
	573	777	686
Deferred:
Federal	(105)	(12)	(129)
Foreign	(77)	(136)	(100)
State and local	(4)	(1)	(1)
	(186)	(149)	(230)
	$387	$628	$456

Earnings before income taxes include amounts contributed by the Company’s foreign operations of $1,818 million, $2,248 million and $3,127 million for fiscal 2023, 2022 and 2021, respectively. A portion of these earnings is taxed in the United States.

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

On July 20, 2020, the U.S. government released final and proposed regulations under the global intangible low-taxed income (“GILTI”) provisions of the TCJA that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, commencing with the Company's 2019 fiscal year. The Company has elected to apply the GILTI high-tax exception beginning with fiscal 2019 through 2022, and intends to make the election for fiscal 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2023	2022	2021
Provision for income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	0.3	0.7	0.5
Stock-based compensation arrangements – excess tax benefits, net	(0.8)	(2.7)	(3.0)
Previously held equity method investment gain - DECIEM(1)	—	—	(5.3)
GILTI - High-Tax Exception election (adjustment for prior years)	—	—	(1.4)
Taxation of foreign operations	8.6	1.4	1.8
Income tax reserve adjustments	(0.1)	0.3	(0.2)
Nondeductible goodwill impairment charges	—	—	0.1
Other, net	(1.3)	—	0.2
Effective tax rate(2)	27.7%	20.7%	13.7%

(1)Included in Other income, net in the accompanying consolidated statements of earnings for the fiscal year ended June 30, 2021.
(2)For fiscal 2023, the reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the decrease in earnings before income taxes from fiscal 2022 to fiscal 2023.
Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.
All excess tax benefits and tax deficiencies related to share-based compensation awards are recorded as income tax expense or benefit in the consolidated statements of earnings. The Company recognized $11 million, $82 million and $99 million of excess tax benefits, net as a reduction to the provision for income taxes in the accompanying consolidated statements of earnings for the fiscal year ended June 30, 2023, 2022 and 2021, respectively.
The Company has $8,876 million of undistributed earnings of foreign subsidiaries as of June 30, 2023. Included in this amount is $897 million of earnings considered permanently reinvested and for which no deferred income taxes have been provided. If these reinvested earnings were repatriated into the United States as dividends, the Company would be subject to approximately $55 million in taxes, primarily related to foreign withholding taxes as well as additional state and local income taxes. The Company historically had not provided for deferred income taxes on the undistributed earnings of certain foreign subsidiaries as they were considered indefinitely reinvested outside the United States. During the fourth quarter of fiscal 2023, in connection with a planned change in the Company's legal entity structure that exempts foreign withholding tax on certain undistributed earnings, the Company changed its assertion regarding its ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries and determined that $5,548 million of undistributed earnings of such foreign subsidiaries are no longer considered indefinitely reinvested. The federal, state, local and foreign deferred income tax impact of this change is not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2023	2022
Deferred tax assets:
Compensation-related expenses	$189	$203
Inventory obsolescence and other inventory related reserves	75	59
Retirement benefit obligations	60	42
Various accruals not currently deductible	225	269
Net operating loss, credit and other carryforwards	225	192
Unrecognized state tax benefits and accrued interest	12	13
Lease liabilities	479	504
Research-related expenses	200	121
Other differences between tax and financial statement values	107	26
	1,572	1,429
Valuation allowance for deferred tax assets	(200)	(185)
Total deferred tax assets	1,372	1,244

Deferred tax liabilities:
Fixed assets and intangibles	(264)	(325)
ROU assets	(432)	(452)
Partnership interest in DECIEM	(404)	(431)
Other differences between tax and financial statement values	(32)	(33)
Total deferred tax liabilities	(1,132)	(1,241)
Total net deferred tax assets	$240	$3

As of June 30, 2023, the Company had net deferred tax assets of $240 million, of which $860 million is included in Other assets and $620 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets. As of June 30, 2022, the Company had net deferred tax assets of $3 million, of which $695 million is included in Other assets and $692 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets.

As of June 30, 2023 and 2022, certain subsidiaries had $528 million and $523 million of foreign net operating loss carryforwards, respectively, the tax effect of which was $143 million and $136 million, respectively, as well as U.S. federal tax credit carryforwards of $79 million and $56 million, respectively. With the exception of $464 million of net operating losses with an indefinite carryforward period as of June 30, 2023, these net operating loss carryforwards expire at various dates through fiscal 2043. The tax credit carryforwards will begin to expire in fiscal 2031.

The Company has recorded a valuation allowance of $200 million and $185 million as of June 30, 2023 and 2022, respectively, principally against certain net operating loss carryforwards and tax credit carryforwards. A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2023, 2022 and 2021, the Company had gross unrecognized tax benefits of $63 million, $61 million, and $62 million, respectively. At June 30, 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $53 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2023, 2022 and 2021 in the accompanying consolidated statements of earnings was $2 million, $4 million and $2 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2023 and 2022 was $15 million and $14 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2023	2022	2021
Beginning of the year balance of gross unrecognized tax benefits	$61	$62	$70
Gross amounts of increases as a result of tax positions taken during a prior period	9	12	9
Gross amounts of decreases as a result of tax positions taken during a prior period	(5)	(6)	(10)
Gross amounts of increases as a result of tax positions taken during the current period	4	7	8
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(4)	(12)	(13)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(2)	(2)
End of year balance of gross unrecognized tax benefits	$63	$61	$62

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

During the fourth quarter of fiscal 2023, the IRS completed its examination procedures with respect to fiscal 2022 under the IRS CAP. There was no impact to the Company’s consolidated financial statements. The Company expects to receive formal notification of the conclusion of the IRS CAP process for fiscal 2022 during fiscal 2024. As of June 30, 2023, the compliance process was ongoing with respect to fiscal 2023.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.
During fiscal 2023, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending. On the basis of the information available in this regard as of June 30, 2023, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2023, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2019 – 2023
Canada	2019 – 2023
China	2020 – 2023
France	2019 – 2023
Germany	2017 – 2023
Hong Kong	2017 – 2023
Italy	2019 – 2023
Japan	2020 – 2023
Korea	2021 - 2023
Spain	2018 – 2023
Switzerland	2020 – 2023
United Kingdom	2022 – 2023
United States	2022 – 2023
State of California	2018 – 2023
State and City of New York	2018 – 2023

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – OTHER ACCRUED AND NONCURRENT LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2023	2022
Employee compensation	$546	$693
Accrued sales incentives	321	278
Deferred revenue	323	312
Other	2,026	2,077
	$3,216	$3,360

At June 30, 2023 and 2022, total Other noncurrent liabilities of $1,943 million and $1,651 million included $620 million and $692 million of deferred tax liabilities, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2023
(In millions)	2023	2022	Committed	Uncommitted
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes")	$590	$—	$—	$—
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	636	636	—	—
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	494	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	454	454	—	—
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	295	294	—	—
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”)	198	197	—	—
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes")	695	—	—	—
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”)	550	561	—	—
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	589	613	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	643	642	—	—
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes")	696	—	—	—
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	499	498	—	—
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”)	498	498	—	—
2.350% Senior Notes, due August 15, 2022 (“2022 Senior Notes”)	—	250	—	—
Commercial paper (1)	988	—	—	1,500
Other long-term borrowings	33	10	—	—
Other current borrowings	9	18	—	161
Revolving credit facility	—	—	2,500	—
	8,114	5,412	$2,500	$1,661
Less current debt including current maturities	(997)	(268)
	$7,117	$5,144
(1) Consists of $1,000 million principal and unamortized debt discount of $12 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023, the Company’s long-term debt consisted of the following:

Notes(10)	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)
2053 Senior Notes	May 2023	99.455%	5.186%	$600	$(3)	$—	$(7)	May 15/November 15
2049 Senior Notes	November 2019	98.769	3.189	650	(8)	—	(6)	June 1/December 1
2047 Senior Notes(1)	February 2017	99.739	4.165	500	(1)	—	(5)	March 15/September 15
2045 Senior Notes(2)	June 2015	97.999	4.497	300	(5)	—	(3)	June 15/December 15
2045 Senior Notes(2)	May 2016	110.847	3.753	150	14	—	(2)	June 15/December 15
2042 Senior Notes	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(3)	May 2007	98.722	6.093	300	(2)	—	(3)	May 15/November 15
October 2033 Senior Notes(4)	September 2003	98.645	5.846	200	(1)	—	(1)	April 15/October 15
May 2033 Senior Notes(9)	May 2023	99.897	4.663	700	(1)	—	(4)	May 15/November 15
2031 Senior Notes(5),(7)	March 2021	99.340	2.023	600	(4)	(43)	(3)	March 15/September 15
2030 Senior Notes(7)	April 2020	99.816	2.621	700	(1)	(107)	(3)	April 15/October 15
2029 Senior Notes(8)	November 2019	99.046	2.483	650	(4)	—	(3)	June 1/December 1
2028 Senior Notes	May 2023	99.897	4.398	700	(1)	—	(3)	May 15/November 15
2027 Senior Notes(6)	February 2017	99.963	3.154	500	—	—	(1)	March 15/September 15
2024 Senior Notes	November 2019	99.421	2.122	500	(1)	—	(1)	June 1/December 1

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
(7)The Company entered into interest rate swap agreements with a notional amount totaling $700 million and $300 million to effectively convert the fixed rate interest on its outstanding 2030 Senior Notes and 2031 Senior Notes to variable interest rates based on three months LIBOR plus a margin.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9)In December 2022 and March 2023, in anticipation of the issuance of the May 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $575 million at a weighted-average all-in rate of 3.57%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $5 million that is being amortized to interest expense over the life of the May 2033 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the May 2033 Senior Notes will be 4.83% over the life of the debt.
(10)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.

In January 2023, the Company entered into a $2,000 million senior unsecured revolving credit facility (the “364-Day Facility”) to support the Company's commercial paper program and for general corporate purposes, including to finance the Company's fiscal 2023 fourth quarter TOM FORD Acquisition. In January 2023, in connection with the 364-Day Facility, the Company increased its commercial paper program under which it may issue commercial paper in the United States from $2,500 million to $4,500 million.
In May 2023, the Company completed a public offering of $2,000 million, consisting of $700 million aggregate principal amount of its 2028 Senior Notes, $700 million aggregate principal amount of its May 2033 Senior Notes and $600 million aggregate principal amount of its 2053 Senior Notes. The Company used proceeds from this offering for general corporate purposes, including to repay outstanding commercial paper as it matured.
In June 2023, the Company decreased the size of its commercial paper program to $2,500 million and terminated the undrawn $2,000 million 364-Day Facility.
As of June 30, 2023 and August 11, 2023, the Company had $1,000 million and $785 million, respectively, outstanding under its commercial paper program, which may be refinanced on a periodic basis as it matures at the then-prevailing market interest rates. Proceeds from issuance of commercial paper with maturities greater than 90 days were $765 million during fiscal 2023. On August 14, 2023, the Company issued an additional $215 million of commercial paper under its commercial paper program.
On August 15, 2022, the Company repaid the outstanding principal balance of its $250 million 2.35% Senior Notes with cash from operations.
In October 2021, the Company replaced its $1,500 million senior unsecured revolving credit facility that was set to expire in October 2023 with a new $2,500 million senior unsecured revolving credit facility (the “New Facility”). The New Facility expires on October 22, 2026 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $750 million of the New Facility is available for multi-currency loans. Interest rates on borrowings under the New Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the New Facility were not material. The New Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings. The New Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. The New Facility may be increased, at the election of the Company, by up to $500 million in accordance with the terms set forth in the agreement. At June 30, 2023, no borrowings were outstanding under the New Facility.
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2023 and 2022, the average amount outstanding was approximately $1 million and $8 million, respectively, and the annualized weighted-average interest rate incurred was approximately 5.4% and 10.2%, respectively.
Refer to Note 16 – Commitments and Contingencies for the Company’s projected debt service payments, as of June 30, 2023, over the next five fiscal years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At June 30, 2023, the notional amount of derivatives not designated as hedging instruments was $3,667 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2023	2022	Balance Sheet Location	2023	2022
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$56	$57	Other accrued liabilities	$16	$1
Cross-currency swap contracts	Prepaid expenses and other current assets	22	—	Other accrued liabilities	—	—
Net investment hedges	Prepaid expenses and other current assets	—	107	Other accrued liabilities	13	—
Interest rate-related derivatives	Prepaid expenses and other current assets	—	24	Other accrued liabilities	150	115
Total Derivatives Designated as Hedging Instruments		78	188		179	116
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	20	27	Other accrued liabilities	20	104
Total derivatives		$98	$215		$199	$220

(1)See Note 13 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.

The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2023	2022	Earnings	2023	2022
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$57	$69	Net sales	$71	$3
Interest rate-related derivatives	2	24	Interest expense	(1)	(1)
	59	93		70	2
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(35)	175		—	—
Total derivatives	$24	$268		$70	$2

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During fiscal 2023 and 2022 the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $26 million and $11 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2023	2022
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$42	$—
Interest rate swap contracts(2)	Interest expense	$(36)	$(130)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing was $9 million.
(2)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2023	June 30, 2023
Long-term debt	$843	$(150)
Intercompany debt	$—	$42

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30
	2023			2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$15,910	$9,575	$255	$17,737	$9,888	$167
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	36	N/A	N/A	130
Derivatives designated as hedging instruments	N/A	N/A	(36)	N/A	N/A	(130)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(42)	N/A	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	42	N/A	N/A	—	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	71	N/A	N/A	3	N/A	N/A
N/A (Not applicable)
The amount of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2023	2022
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(10)	$(35)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's derivative instruments are subject to enforceable master netting agreements. These agreements permit the net settlement of these contracts on a per-institution basis; however, the Company records the fair value on a gross basis in its consolidated balance sheets based on maturity dates, including those subject to master netting arrangements. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties:

	As of June 30, 2023			As of June 30, 2022
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$98	$(53)	$45	$215	$(104)	$111
Derivative liabilities	(199)	53	(146)	(220)	104	(116)
Total	$(101)	$—	$(101)	$(5)	$—	$(5)
Cash Flow Hedges
The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2025. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At June 30, 2023, the Company had cash flow hedges outstanding with a notional amount totaling $1,981 million.
The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.
For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of June 30, 2023, the Company’s foreign currency cash flow hedges were highly effective.
The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $25 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $79 million and $90 million as of June 30, 2023 and 2022, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At June 30, 2023, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on three-month LIBOR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At June 30, 2023, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of June 30, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was $20 million as of June 30, 2023.
Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2023. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2023, the Company had net investment hedges outstanding with a notional amount totaling $1,082 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $98 million at June 30, 2023. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,241	$—	$—	$3,241
Foreign currency forward contracts	—	76	—	76
Cross-currency swap contracts	—	22	—	22
Total	$3,241	$98	$—	$3,339

Liabilities:
Foreign currency forward contracts	$—	$49	$—	$49
Interest rate-related derivatives	—	150	—	150
DECIEM stock options	—	—	99	99
Total	$—	$199	$99	$298

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$961	$—	$—	$961
Foreign currency forward contracts	—	191	—	191
Interest rate-related derivatives	—	24	—	24
Total	$961	$215	$—	$1,176

Liabilities:
Foreign currency forward contracts	$—	$105	$—	$105
Interest rate-related derivatives	—	115	—	115
DECIEM stock options	—	—	74	74
Total	$—	$220	$74	$294

The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2023		2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$4,029	$4,029	$3,957	$3,957
Current and long-term debt	8,114	7,665	5,412	5,139
DECIEM stock options	99	99	74	74
Deferred consideration payable	341	338	38	38

Derivatives
Cross-currency swap contracts - asset, net	22	22	—	—
Foreign currency forward contracts – asset, net	27	27	86	86
Interest rate-related derivatives – liability, net	(150)	(150)	(91)	(91)

The following table presents the Company’s impairment charges for certain of its nonfinancial assets measured at fair value on a nonrecurring basis, classified as Level 3, during fiscal 2023, 2022 and 2021:

Fiscal 2023

(In millions)	Impairment charges	Date of Fair Value Measurement	Fair Value(1)
Other intangible assets, net (trademarks)
Dr.Jart+	$100	November 30, 2022	$325
Too Faced	86	November 30, 2022	186
Smashbox	21	December 31, 2022	—
Total	$207		$511

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
Deferred consideration payable – The deferred consideration payable as of June 30, 2023 consists primarily of deferred payments associated with the TOM FORD Acquisition. The fair value of the payments treated as deferred consideration payable are calculated based on the net present value of cash payments using an estimated borrowing rate based on quoted prices for a similar liability. The Company’s deferred consideration payable is classified within Level 2 of the valuation hierarchy. Refer to Note 5 – Business and Asset Acquisitions for additional information associated with the TOM FORD Acquisition.

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The DECIEM stock option liability is measured using the Monte Carlo Method, which requires certain assumptions. Significant changes in the projected future operating results would result in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have a lesser effect. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e., when they are settled), with an offsetting entry to compensation expense. See Note 5 – Business and Asset Acquisitions and Note 18 – Stock Programs for discussion.

Changes in the DECIEM stock option liability for the year ended June 30, 2023 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2022	$74
Changes in fair value, net of foreign currency remeasurements(1)	22
Translation adjustments and other, net	3
DECIEM stock option liability as of June 30, 2023	$99

(1)Amount includes expense attributable to graded vesting of stock options which is not material for the year ended June 30, 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – REVENUE RECOGNITION

For further information on the Company's policies relating to revenue recognition and accounts receivable see Note 2 – Summary of Significant Accounting Policies.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $30 million and $27 million as of June 30, 2023 and June 30, 2022, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

	June 30
(In millions)	2023	2022
Allowance for credit losses, beginning of period	$10	$20
Provision (adjustment) for expected credit losses	6	(3)
Write-offs, net & other	—	(7)
Allowance for credit losses, end of period	$16	10
The remaining balance of the allowance for doubtful accounts and customer deductions of $14 million and $17 million, as of June 30, 2023 and June 30, 2022, respectively, relates to non-credit losses, which are primarily due to customer deductions.
Deferred Revenue
Changes in deferred revenue are as follows:

	June 30
(In millions)	2023	2022
Deferred revenue, beginning of period	$362	$371
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(343)	(285)
Revenue deferred during the period	538	284
Other	15	(8)
Deferred revenue, end of period	$572	$362

The increase in Revenue deferred during the period from fiscal 2022 to fiscal 2023 is driven by the Marcolin licensing arrangement, which consists of a $250 million non-refundable upfront payment which is classified as deferred revenue within Other accrued liabilities and Other noncurrent liabilities in the accompanying consolidated balance sheets. The upfront payment will be recognized on a straight-line basis over the estimated economic life of the license, which is 20 years. The Company’s deferred revenue balance related to the Marcolin licensing arrangement was $235 million at June 30, 2023.

Transaction Price Allocated to the Remaining Performance Obligations

At June 30, 2023, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities, and the Marcolin license arrangement that are unsatisfied (or partially unsatisfied) is $323 million. The remaining balance of deferred revenue at June 30, 2023 will be recognized beyond the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Royalty Revenue - License Arrangements

As of June 30, 2023, the remaining contractually guaranteed minimum royalty amounts due to the Company during future periods are as follows:

(In millions)	Minimum Remaining Royalties
Fiscal 2024	$27
Fiscal 2025	$28
Fiscal 2026	$29
Fiscal 2027	$30
Fiscal 2028	$32
Thereafter	$194

The royalty revenue associated with the TOM FORD Acquisition will be included within the The Americas region and within the other product category.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries

The components of the above-mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$922	$1,075	$562	$700	$177	$209
Service cost	37	46	27	31	1	2
Interest cost	40	31	15	10	8	6
Plan participant contributions	—	—	8	7	1	1
Actuarial loss (gain)	(30)	(164)	(51)	(82)	4	(29)
Foreign currency exchange rate impact	—	—	(3)	(64)	(3)	(2)
Benefits, expenses, taxes and premiums paid	(57)	(66)	(32)	(39)	(12)	(10)
Plan amendments	—	—	—	1	—	—
Settlements	—	—	(4)	(6)	—	—
Special termination benefits	—	—	—	4	—	—
Benefit obligation at end of year	$912	$922	$522	$562	$176	$177

Change in plan assets:
Fair value of plan assets at beginning of year	$838	$981	$579	$681	$14	$24
Actual return on plan assets	(42)	(95)	(38)	(37)	(1)	(1)
Foreign currency exchange rate impact	—	—	(7)	(64)	—	—
Employer contributions	14	18	35	38	—	—
Plan participant contributions	—	—	8	7	1	1
Settlements	—	—	(4)	(7)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(57)	(66)	(32)	(39)	(12)	(10)
Fair value of plan assets at end of year	$753	$838	$541	$579	$2	$14

Funded status	$(159)	$(84)	$19	$17	$(174)	$(163)

Amounts recognized in the Balance Sheet consist of:
Other assets	$—	$26	$115	$125	$—	$—
Other accrued liabilities	(21)	(20)	(4)	(3)	(9)	(1)
Other noncurrent liabilities	(138)	(90)	(92)	(105)	(165)	(162)
Funded status	(159)	(84)	19	17	(174)	(163)
Accumulated other comprehensive loss (income)	237	172	(9)	(16)	7	(1)
Net amount recognized	$78	$88	$10	$1	$(167)	$(164)
For fiscal 2023, the $30 million actuarial gain relating to the U.S. pension plans was primarily due to the increase in the weighted average discount rate relating to the Retirement Growth Account Plan and the Restoration Plan from 4.5% to 5.3% and 4.3% to 5.2%, respectively.

For fiscal 2023, the $51 million actuarial gain relating to the International pension plans was primarily due to the increase in the weighted average discount rate from 2.8% to 3.7%.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For fiscal 2022, the $164 million actuarial gain relating to the U.S. pension plans was primarily due to the increase in the weighted average discount rate relating to the Retirement Growth Account Plan and the Restoration Plan from 3.0% to 4.5% and 2.5% to 4.3%, respectively.

For fiscal 2022, the $82 million actuarial gain relating to the International pension plans was primarily due to the increase in the weighted average discount rate from 1.6% to 2.8%.

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$37	$46	$45	$27	$31	$36	$1	$2	$2
Interest cost	40	31	31	15	10	10	8	6	6
Expected return on assets	(57)	(55)	(53)	(17)	(13)	(14)	(1)	(1)	(1)
Amortization of:
Actuarial loss	3	15	20	(3)	2	4	—	1	—
Prior service cost	—	—	—	(1)	(1)	(1)	—	—	—
Settlements	—	—	—	1	—	—	—	—	—
Special termination benefits	—	—	—	—	4	10	—	—	—
Net periodic benefit cost	$23	$37	$43	$22	$33	$45	$8	$8	$7
Assumptions used to determine benefit obligations at June 30(1):
Discount rate	5.20 – 5.30%	4.30 – 4.50%	2.50 – 3.00%	1.00 – 9.00%	0.75 – 9.00%	0.50 – 7.25%	5.00 – 10.75%	4.50 – 9.75%	2.70 – 9.00%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.75 – 5.00%	1.50 – 5.00%	1.00– 5.00%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year ended June 30(2):
Discount rate	4.30 – 4.50%	2.50 – 3.00%	2.50 – 3.00%	.75 – 9.00%	.50– 7.25%	.50 – 7.00%	4.50 – 9.75%	2.70 – 9.00%	2.70 – 9.00%
Expected return on assets	6.25%	6.25%	6.25%	1.25 – 9.00%	1.25 – 7.25%	1.25 – 7.00%	6.25%	6.25%	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50– 8.00%	— – 5.00%	— – 5.00%	1.00 – 5.50%	N/A	N/A	N/A

(1) The weighted-average assumptions used to determine benefit obligations at June 30, 2023 were as follows:
a.Discount rate - 5.29% (U.S.), 3.69% (International) and 5.19% (Other than Pension Plans, Post-retirement)
b.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 3.08% (International) and N/A (Other than Pension Plans, Post-retirement)
The weighted-average assumptions used to determine benefit obligations at June 30, 2022 were as follows:
a.Discount rate - 4.48% (U.S.), 2.77% (International) and 4.68% (Other than Pension Plans, Post-retirement)
b.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.96% (International) and N/A (Other than Pension Plans, Post-retirement)
(2) The weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30, 2023 were as follows:
a.Discount rate - 4.48% (U.S.), 2.77% (International) and 4.68% (Other than Pension Plans, Post-retirement)
b.Expected return on assets - 6.25% (U.S.), 2.95% (International) and N/A (Other than Pension Plans, Post-retirement)
c.Rate of compensation increase - 2.50% - 8.00%, graded (U.S.), 2.96% (International) and N/A (Other than Pension Plans, Post-retirement)
The weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30, 2022 were as follows:
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
The weighted-average interest crediting rate used to determine the benefit obligation and net periodic benefit cost relating to the Company’s U.S. Retirement Growth Account Plan was 4.00% and 4.02% as of and for the years ended June 30, 2023 and 2022, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 5.54% while the weighted-average ultimate trend rate of 4.02% is expected to be reached in approximately 17 years to 23 years.

Amounts recognized in AOCI (before tax) as of June 30, 2023 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses (gains), beginning of year	$170	$(13)	$(1)	$156
Actuarial losses recognized	68	4	7	79
Amortization and settlements included in net periodic benefit cost	(3)	2	—	(1)
Translation adjustments	—	—	1	1
Net actuarial losses (gains), end of year	235	(7)	7	235

Net prior service cost, beginning of year	2	(3)	—	(1)
Amortization included in net periodic benefit cost	—	1	—	1
Net prior service cost, end of year	2	(2)	—	—
Total amounts recognized in AOCI	$237	$(9)	$7	$235

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans						Other than Pension Plans
	Retirement Growth Account		Restoration		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$807	$811	$105	$111	$522	$562	$176	$177
Accumulated benefit obligation	$774	$777	$95	$100	$467	$507	$—	$—
Fair value of plan assets	$753	$838	$—	$—	$541	$579	$2	$14

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $275 million and $265 million and aggregate fair value of plan assets of $179 million and $156 million at June 30, 2023 and 2022, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $84 million and $95 million and aggregate fair value of plan assets of $3 million and $6 million at June 30, 2023 and 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2024	$72	$28	$9
Expected benefit payments for year ending June 30,
2024	75	39	11
2025	52	35	12
2026	53	34	12
2027	53	33	13
2028	55	34	14
Years 2029 – 2033	314	163	73

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

The Company’s target asset allocation at June 30, 2023 is as follows:

	Pension Plans		Other than Pension Plans
	U.S.	International	Post-retirement
Equity	39%	19%	39%
Debt securities	50%	59%	50%
Other	11%	22%	11%
	100%	100%	100%

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
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	12	—	3	15
Government and agency securities	—	139	—	—	139
Commingled funds	332	547	—	143	1,022
Insurance contracts	—	—	8	—	8
Interests in limited partnerships and hedge fund investments	—	—	—	110	110
Total	$334	$698	$8	$256	$1,296

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2022:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$6	$—	$—	$—	$6
Short-term investment funds	—	59	—	6	65
Government and agency securities	—	103	—	—	103
Commingled funds	378	574	—	144	1,096
Insurance contracts	—	—	46	—	46
Interests in limited partnerships and hedge fund investments	—	—	—	115	115
Total	$384	$736	$46	$265	$1,431

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in Level 3 plan assets:

	June 30
(In millions)	2023	2022
Insurance Contracts
Balance at beginning of year	$46	$54
Actual return on plan assets:
Relating to assets still held at the reporting date	(2)	(3)
Purchases, sales, issuances and settlements, net	(35)	1
Foreign exchange impact	(1)	(6)
Balance at end of year	$8	$46

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $50 million, $47 million and $49 million for fiscal 2023, 2022 and 2021, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.
Deferred Compensation
The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units. The amounts included in the accompanying consolidated balance sheets under these plans were $58 million and $74 million as of June 30, 2023 and 2022, respectively. The expense (benefit) for fiscal 2023, 2022 and 2021 was $(7) million, $(33) million and $31 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2023:

		Payments Due in Fiscal
(In millions)	Total	2024	2025	2026	2027	2028	Thereafter
Debt service (1)	$12,133	$1,267	$761	$256	$755	$939	$8,155
Unconditional purchase obligations (2)	2,738	1,829	202	254	231	96	126
Gross unrecognized tax benefits and interest – current (3)	3	3	—	—	—	—	—
Transition Tax payable(4)	188	42	65	81	—	—	—
Total contractual obligations(5)	$15,062	$3,141	$1,028	$591	$986	$1,035	$8,281

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases. Interest costs on long-term and current debt in fiscal 2024, 2025, 2026, 2027, 2028 and thereafter are projected to be $267 million, $261 million, $256 million, $255 million, $239 million and $2,555 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2023.
(2)Unconditional purchase obligations primarily include: inventory commitments, deferred consideration, capital expenditure commitments, information technology contract commitments, royalty payments pursuant to license agreements and advertising commitments. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2023, without consideration for potential renewal periods.
(3)Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2023, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties, was $75 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2023.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – COMMON STOCK

As of June 30, 2023, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2020	225,290.2	135,235.4
Acquisition of treasury stock	(2,580.5)	—
Conversion of Class B to Class A	6,993.4	(6,993.4)
Stock-based compensation	3,814.3	—
Balance at June 30, 2021	233,517.4	128,242.0
Acquisition of treasury stock	(7,393.6)	—
Conversion of Class B to Class A	2,700.0	(2,700.0)
Stock-based compensation	2,689.7	—
Balance at June 30, 2022	231,513.5	125,542.0
Acquisition of treasury stock	(1,220.7)	—
Conversion of Class B to Class A	—	—
Stock-based compensation	1,785.1	—
Balance at June 30, 2023	232,077.9	125,542.0

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2023, the remaining authorized share repurchase balance was 25.1 million shares.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2023:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2022	August 31, 2022	September 15, 2022	$.60
November 1, 2022	November 30, 2022	December 15, 2022	$.66
February 1, 2023	February 28, 2023	March 15, 2023	$.66
May 2, 2023	May 31, 2023	June 15, 2023	$.66

On August 17, 2023, a dividend was declared in the amount of $.66 per share on the Company's Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2023 to stockholders of record at the close of business on August 31, 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 – STOCK PROGRAMS

As of June 30, 2023, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of approximately 88.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees and non-employee directors of the Company. As of June 30, 2023, approximately 10.1 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units (“PVUs”), and share units.
Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2023	2022	2021
Compensation expense(1)	$267	$331	$327
Income tax benefit	$52	$51	$50

(1)Excludes compensation expense relating to liability-classified awards, including DECIEM stock options discussed below.

As of June 30, 2023, the total unrecognized compensation cost related to unvested stock-based awards was $241 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

Stock Options
The following is a summary of the status of the Company’s stock options as of June 30, 2023 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2022	7,171.8	$169.20
Granted at fair value	1,234.8	246.01
Exercised	(739.0)	119.56
Expired	(41.4)	283.87
Forfeited	(129.1)	268.04
Outstanding at June 30, 2023	7,497.1	184.41	$318	6.0

Vested and expected to vest at June 30, 2023	7,440.5	183.78	$318	6.0

Exercisable at June 30, 2023	5,398.4	151.96	$318	5.0

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2023	2022	2021
Per-share weighted-average grant date fair value of stock options granted	$79.09	$85.56	$54.83

Intrinsic value of stock options exercised	$93	$276	$407

The fair value of each of the Company's option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2023	2022	2021
Weighted-average expected stock-price volatility	30.8%	27.3%	26.1%
Weighted-average expected option life	6 years	6 years	8 years
Average risk-free interest rate	3.4%	0.9%	0.5%
Average dividend yield	0.8%	0.7%	1.0%

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
Restricted Stock Units
The Company granted RSUs in respect of approximately 1.1 million shares of Class A Common Stock during fiscal 2023 with a weighted-average grant date fair value per share of $246.20 that, at the time of grant, are scheduled to vest as follows: 0.4 million in fiscal 2024, 0.3 million in fiscal 2025 and 0.4 million in fiscal 2026. Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s RSUs as of June 30, 2023 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2022	1,517.9	$272.26
Granted	1,129.2	246.20
Dividend equivalents	17.5	266.01
Vested	(744.9)	250.41
Forfeited	(129.8)	269.67
Nonvested at June 30, 2023	1,789.9	265.04

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Units

During fiscal 2023, the Company granted PSUs with a target payout of approximately 0.1 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $246.15, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2025, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.

In September 2022, approximately 0.2 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.1 million PSUs with a performance period ended June 30, 2022.
The following is a summary of the status of the Company’s PSUs as of June 30, 2023 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2022	728.9	$188.49
Granted	142.5	237.79
Vested and issued	(155.9)	199.17
Forfeited	(350.3)	128.30
Nonvested at June 30, 2023(1)	365.2	260.90

(1) Includes approximately 0.1 million PSUs with a performance period ended June 30, 2023 expected to be issued in August 2023.

Long-term Performance Share Units

During September 2015, the Company granted PSUs to the Company's Chief Executive Officer (“CEO”) with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which ended June 30, 2018, 2019, and 2020. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche was based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period. Payment with respect to a tranche was made on the third anniversary of the last day of the respective performance period. The PSUs are accompanied by dividend equivalent rights that was payable in cash at the same time as the payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant. As of June 30, 2023, all 387,848 shares of the Company’s Class A Common Stock were issued, and the related dividends paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2018, 2019, and 2020.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of the status of the Company’s share units as of June 30, 2023 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2022	121.9	$78.01
Granted	5.4	233.46
Dividend equivalents	1.3	229.16
Converted	(15.9)	73.57
Outstanding at June 30, 2023	112.7	87.84

Cash Units
Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $(8) million, $(5) million and $29 million as compensation expense (income) to reflect additional deferrals and the change in the market value for fiscal 2023, 2022 and 2021, respectively.

DECIEM Stock Options

As a result of the fiscal 2021 acquisition of additional shares of DECIEM, the Company has a stock option plan relating to its majority-owned subsidiary DECIEM (“DECIEM Stock Option Plan”). The DECIEM stock options were issued in replacement of and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM. The DECIEM stock options are subject to the terms and conditions of the DECIEM 2021 Stock Option Plan. As of June 30, 2023, all 94,101 post-combination options were vested.

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense (income), net of foreign currency remeasurements, for the year ended June 30, 2023 and 2022 was $22 million and $(55) million, respectively and the total stock option expense from the date of acquisition to June 30, 2021 was $40 million. There is no related income tax benefit on the DECIEM stock-based compensation expense. There were no DECIEM stock options exercised during the year ended June 30, 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the DECIEM stock option program as of June 30, 2023 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2022	94.1	$60.11
Granted at fair value	—	—
Exercised	—
Expired	—
Forfeited	—
Outstanding at June 30, 2023	94.1	58.48	$104	0.92

Vested at June 30, 2023	94.1	58.48	$104	0.92

Exercisable at June 30, 2023	—	—	$—	—

(1)The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Stock options granted to individuals under the DECIEM Stock Option Plan vested between two to seven tranches over a service period of up to two years and as of June 30, 2023, all post-combination options were vested. The Company attributed the value of option awards under the DECIEM Stock Option Plan on a graded vesting basis where awards vested at specified rates over a specified period.

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
	2023	2022	2021
Per-share weighted-average grant date fair value of stock options granted	$—	$—	$1,557

Intrinsic value of stock options exercised	$—	$—	$—

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The initial fair value of the DECIEM stock option liability was calculated using the acquisition date fair value multiplied by the number of options replaced (consisting of vested and partially vested stock options) on the day following the acquisition date. As discussed in Note 5 – Business and Asset Acquisitions, DECIEM stock options, with total fair value of $295 million, were reported as part of the total consideration transferred. The DECIEM stock options are reported as a stock option liability of $99 million in Other accrued liabilities and $74 million in Other noncurrent liabilities in the accompanying consolidated balance sheets at June 30, 2023 and June 30, 2022, respectively. The fair value of the stock options were calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and EBITDA and the following key assumptions into the Monte Carlo Method:

	June 30, 2023	June 30, 2022	June 30, 2021
Risk-free rate	4.90%	3.20%	0.50%
Term to mid of last twelve-month period	0.46 years	1.42 years	2.42 years
Operating leverage adjustment	0.45	0.45	0.45
Net sales discount rate	7.80%	6.00%	3.40%
EBITDA discount rate	11.30%	9.40%	6.90%
EBITDA volatility	32.00%	33.90%	37.70%
Net sales volatility	14.40%	15.30%	17.00%

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
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2023	2022	2021
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$1,006	$2,390	$2,870

Denominator:
Weighted-average common shares outstanding – Basic	357.9	360.0	362.9
Effect of dilutive stock options	2.3	3.7	4.0
Effect of PSUs	0.1	0.2	0.2
Effect of RSUs	0.6	1.0	1.1
Weighted-average common shares outstanding – Diluted	360.9	364.9	368.2

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$2.81	$6.64	$7.91
Diluted	$2.79	$6.55	$7.79

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Year Ended June 30
(In millions)	2023	2022	2021
Stock options	2.4	0.9	0.7
RSUs and PSUs	0.1	0.1	0.1
As of June 30, 2023, 2022 and 2021, 0.4 million shares, 0.7 million shares and 0.9 million shares at target, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 18 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2023	2022	2021
Net derivative instruments, beginning of year	$68	$(2)	$14
Gain (loss) on derivative instruments (1)	48	93	(45)
Benefit (provision) for deferred income taxes	(11)	(21)	10
Reclassification to earnings during the year:
Foreign currency forward contracts (2)	(71)	(3)	22
Interest rate-related derivatives (3)	1	1	2
Cross-currency swap contracts (1)(4)	(9)	—	—
Benefit (provision) for deferred income taxes on reclassification (5)	18	—	(5)
Net derivative instruments, end of year	44	68	(2)

Net pension and post-retirement adjustments, beginning of year	(114)	(179)	(244)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(79)	71	60
Prior service credit recognized	—	(1)	(1)
Translation adjustments	(1)	—	—
Benefit (provision) for deferred income taxes	17	(18)	(12)
Amortization and settlements included in net periodic benefit cost (6):
Net actuarial losses	—	18	24
Net prior service cost	(1)	(1)	(1)
Settlements	1	—	—
Provision for deferred income taxes on reclassification (5)	—	(4)	(5)
Net pension and post-retirement adjustments, end of year	(177)	(114)	(179)

Cumulative translation adjustments, beginning of year	(716)	(289)	(435)
Reclassification to earnings during the year	—	—	(1)
Translation adjustments (7)	(112)	(409)	145
Benefit (provision) for deferred income taxes	27	(18)	2
Cumulative translation adjustments, end of year	(801)	(716)	(289)

Accumulated other comprehensive loss	$(934)	$(762)	$(470)

(1)Includes the gain recognized in AOCI from cross-currency swap contracts which represents the amount excluded from effectiveness testing.
(2)Amounts recorded in Net Sales in the accompanying consolidated statements of earnings.
(3)Amounts recorded in Interest expense in the accompanying consolidated statements of earnings.
(4)Amounts recorded in Selling, general and administrative in the accompanying consolidated statements of earnings.
(5)Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings.
(6)See Note 15 – Pension, Deferred Compensation and Post-Retirement Benefit Plans for additional information.
(7)See Note 12 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 21 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2023	2022	2021
Cash:
Cash paid during the year for interest	$235	$163	$166
Cash paid during the year for income taxes	$665	$760	$664

Non-cash investing and financing activities:
Capitalized interest and asset retirement obligations incurred	$13	$6	$3
Deferred consideration payable	$300	$38	$—
Property, plant and equipment accrued but unpaid	$246	$106	$97

NOTE 22 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. While the Company’s results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics. Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products. These product categories meet the definition of operating segments and, accordingly, additional financial data are provided below. The other segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care, including royalty revenue associated with the license of the TOM FORD trademark as discussed in Note 14 - Revenue Recognition. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and earnings before income taxes, other components of net periodic benefit cost, interest expense, interest income and investment income, net, other income, net and charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the Company's product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2023	2022	2021
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$8,202	$9,886	$9,484
Makeup	4,516	4,667	4,203
Fragrance	2,512	2,508	1,926
Hair Care	653	631	571
Other	54	49	45
	15,937	17,741	16,229
Returns associated with restructuring and other activities	(27)	(4)	(14)
Net sales	$15,910	$17,737	$16,215

Depreciation and amortization:
Skin Care	$383	$404	$330
Makeup	211	213	210
Fragrance	117	89	78
Hair Care	31	20	31
Other	2	1	2
	$744	$727	$651

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$1,204	$2,753	$3,036
Makeup	(22)	133	(384)
Fragrance	440	456	215
Hair Care	(34)	(28)	(19)
Other	6	—	(2)
	1,594	3,314	2,846
Reconciliation:
Charges associated with restructuring and other activities	(85)	(144)	(228)
Interest expense	(255)	(167)	(173)
Interest income and investment income, net	131	30	51
Other components of net periodic benefit cost	12	2	(12)
Other income, net	—	1	847
Earnings before income taxes	$1,397	$3,036	$3,331

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2023	2022	2021
GEOGRAPHIC DATA(1)
Net sales:
The Americas	$4,518	$4,623	$3,797
Europe, the Middle East & Africa	6,225	7,681	6,946
Asia/Pacific	5,194	5,437	5,486
	15,937	17,741	16,229
Returns associated with restructuring and other activities	(27)	(4)	(14)
Net sales	$15,910	$17,737	$16,215
Operating income (loss):
The Americas	$(73)	$1,159	$518
Europe, the Middle East & Africa	843	1,360	1,335
Asia/Pacific	824	795	993
	1,594	3,314	2,846
Charges associated with restructuring and other activities	(85)	(144)	(228)
Operating income	$1,509	$3,170	$2,618

Total assets:
The Americas	$13,292	$10,989	$11,387
Europe, the Middle East & Africa	5,985	5,781	5,907
Asia/Pacific	4,138	4,140	4,677
	$23,415	$20,910	$21,971

Long-lived assets(2):
The Americas	$2,593	$2,609	$2,521
Europe, the Middle East & Africa	1,202	1,133	1,314
Asia/Pacific	1,181	857	635
	$4,976	$4,599	$4,470

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

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer. The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations, in fiscal 2023, 2022 and 2021 were $3,848 million, $4,009 million and $3,356 million, respectively. Net sales in mainland China, as well as net sales from travel retail locations, in fiscal 2023, 2022 and 2021 were approximately 28%, 34% and 36% of consolidated net sales, respectively. In fiscal 2023 and 2022, net sales in Korea, including net sales from travel retail locations, were approximately 10% and 11%, respectively, and no other country represented greater than 10% of the Company’s consolidated net sales.
The Company’s long-lived assets in the United States at June 30, 2023, 2022 and 2021 were $2,136 million, $2,153 million and $2,075 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2023
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (a)	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2023	$27	$21	$—	$18	(b)	$30
Year ended June 30, 2022	$40	$5	$—	$18	(b)	$27
Year ended June 30, 2021	$63	$(5)	$4	$22	(b)	$40
Deferred tax valuation allowance:
Year ended June 30, 2023	$185	$36	$—	$21		$200
Year ended June 30, 2022	$168	$41	$—	$24		$185
Year ended June 30, 2021	$107	$61	$1	$1		$168

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

4.29
Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.31
Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.32	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.33
Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.34	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

Exhibit Number	Description
10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

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

10.3
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2022) (SEC File No. 1-14064).*†

10.3a
Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 3, 2022) (SEC File No. 1-14064).*†

10.3b
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.5a	Executive Annual Incentive Plan (SEC File No. 1-14064).†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2023) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Peter Jueptner (SEC File No. 1-14064).†

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

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

10.16	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.16a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

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

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.18d
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.18e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.18f
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
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.18i
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 11, 2015) (SEC File No. 1-14064).*†

10.18j
Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.18k
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.18l
Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18m
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.18n
Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021 (SEC File No. 1-14064).*†

10.18o
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.18p
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.18q
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.18r
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064). *†

10.19
$2.5 Billion Credit Facility, dated as of October 22, 2021, among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 22, 2021) (SEC File No. 1-14064).*

10.20
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.20a
Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*

10.21
Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22
Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22a
First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22b
Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.22c
Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.22d
Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

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

21.1	List of significant subsidiaries.

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023 is formatted in iXBRL
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.