Form 10-Q
period 2023-09-30
ESTEE LAUDER COMPANIES INC
filed 2023-11-01
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 25, 2023, 232,304,564 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2023	2022

Net sales	$3,518	$3,930
Cost of sales	1,070	1,023

Gross profit	2,448	2,907

Operating expenses
Selling, general and administrative	2,349	2,244
Restructuring and other charges	1	2
Total operating expenses	2,350	2,246

Operating income	98	661

Interest expense	95	46
Interest income and investment income, net	41	15
Other components of net periodic benefit cost	(2)	(3)
Earnings before income taxes	46	633

Provision for income taxes	10	143
Net earnings	36	490

Net earnings attributable to redeemable noncontrolling interest	(5)	(1)
Net earnings attributable to The Estée Lauder Companies Inc.	$31	$489

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$0.09	$1.37
Diluted	$0.09	$1.35

Weighted-average common shares outstanding
Basic	358.4	357.9
Diluted	360.5	361.4
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30
(In millions)	2023	2022

Net earnings	$36	$490

Other comprehensive income (loss):
Net cash flow hedge gain	19	49
Cross-currency swap contract gain	—	—
Retirement plan and other retiree benefit adjustments	(1)	—
Translation adjustments	(120)	(381)
Provision for income taxes on components of other comprehensive income	(38)	(19)
Total other comprehensive loss, net of tax	(140)	(351)
Comprehensive income (loss)	(104)	139

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net earnings	(5)	(1)
Translation adjustments	11	35
Total comprehensive loss attributable to redeemable noncontrolling interest	6	34
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$(98)	$173
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	September 30 2023	June 30 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,090	$4,029
Accounts receivable, net	1,909	1,452
Inventory and promotional merchandise	2,863	2,979
Prepaid expenses and other current assets	723	679
Total current assets	8,585	9,139

Property, plant and equipment, net	3,103	3,179

Other assets
Operating lease right-of-use assets	1,787	1,797
Goodwill	2,455	2,486
Other intangible assets, net	5,515	5,602
Other assets	1,205	1,212
Total other assets	10,962	11,097
Total assets	$22,650	$23,415

LIABILITIES AND EQUITY
Current liabilities
Current debt	$1,005	$997
Accounts payable	1,257	1,670
Operating lease liabilities	352	357
Other accrued liabilities	3,300	3,216
Total current liabilities	5,914	6,240

Noncurrent liabilities
Long-term debt	7,088	7,117
Long-term operating lease liabilities	1,687	1,698
Other noncurrent liabilities	1,793	1,943
Total noncurrent liabilities	10,568	10,758

Commitments and contingencies

Redeemable Noncontrolling Interest	826	832

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2023 and June 30, 2023; shares issued: 469,905,435 at September 30, 2023 and 469,668,085 at June 30, 2023; Class B shares authorized: 304,000,000 at September 30, 2023 and June 30, 2023; shares issued and outstanding: 125,542,029 at September 30, 2023 and 125,542,029 at June 30, 2023	6	6
Paid-in capital	6,249	6,153
Retained earnings	13,784	13,991
Accumulated other comprehensive loss	(1,063)	(934)
	18,976	19,216
Less: Treasury stock, at cost; 237,604,494 Class A shares at September 30, 2023 and 237,590,199 Class A shares at June 30, 2023	(13,634)	(13,631)
Total equity	5,342	5,585
Total liabilities, redeemable noncontrolling interest and equity	$22,650	$23,415
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30
(In millions)	2023	2022

Cash flows from operating activities
Net earnings	$36	$490
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	203	178
Deferred income taxes	(57)	(53)
Non-cash stock-based compensation	80	53
Net loss on disposal of property, plant and equipment	1	2
Non-cash restructuring and other charges	2	9
Pension and post-retirement benefit expense	13	13
Pension and post-retirement benefit contributions	(54)	(5)
Other non-cash items	7	(3)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(477)	(579)
Decrease (increase) in inventory and promotional merchandise	62	(229)
Decrease (increase) in other assets, net	(17)	3
Decrease in accounts payable	(255)	(375)
Increase (decrease) in other accrued and noncurrent liabilities	51	(135)
Decrease in operating lease assets and liabilities, net	(3)	(19)
Net cash flows used for operating activities	(408)	(650)

Cash flows from investing activities
Capital expenditures	(295)	(152)
Settlement of net investment hedges	—	138
Net cash flows used for investing activities	(295)	(14)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(1)	249
Repayments and redemptions of long-term debt	(3)	(254)
Net proceeds from stock-based compensation transactions	15	26
Payments to acquire treasury stock	(3)	(110)
Settlement of cross-currency swap	9	—
Dividends paid to stockholders	(236)	(215)
Net cash flows used for financing activities	(219)	(304)

Effect of exchange rate changes on Cash and cash equivalents	(17)	(51)
Net decrease in Cash and cash equivalents	(939)	(1,019)
Cash and cash equivalents at beginning of period	4,029	3,957
Cash and cash equivalents at end of period	$3,090	$2,938

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation losses, net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $143 million and $352 million, during the three months ended September 30, 2023 and 2022, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $16 million and $14 million during the three months ended September 30, 2023 and 2022, respectively.

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

The Company’s largest customer during the first quarter of fiscal 2024 sells products primarily within the United States and accounted for $194 million, or 10%, and $93 million, or 6%, of the Company's accounts receivable at September 30, 2023 and June 30, 2023, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	September 30, 2023	June 30, 2023
Raw materials	$863	$876
Work in process	325	362
Finished goods	1,334	1,404
Promotional merchandise	341	337
	$2,863	$2,979

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	September 30, 2023	June 30, 2023
Assets (Useful Life)
Land and improvements(1)	$68	$70
Buildings and improvements (10 to 40 years)	852	843
Machinery and equipment (3 to 10 years)	1,083	1,071
Computer hardware and software (4 to 10 years)	1,767	1,651
Furniture and fixtures (5 to 10 years)	137	136
Leasehold improvements	2,336	2,310
Construction in progress	691	827
	6,934	6,908
Less accumulated depreciation and amortization	(3,831)	(3,729)
	$3,103	$3,179
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $162 million and $136 million during the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes was 21.7% and 22.6% for the three months ended September 30, 2023 and 2022, respectively. The decrease in the effective tax rate of 90 basis points was primarily attributable to a decrease in income tax reserve adjustments and an increase in the impact of excess tax benefits associated with stock-based compensation arrangements, offset by a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2024. The lower amount of earnings before income taxes increased the impact of these tax adjustments in the first quarter of fiscal 2024.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax became effective beginning with the Company’s first quarter of fiscal 2024 and did not have an impact on the Company’s consolidated financial statements for the three months ended September 30, 2023.

As of September 30, 2023 and June 30, 2023, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $61 million and $63 million, respectively. The total amount of unrecognized tax benefits at September 30, 2023 that, if recognized, would affect the effective tax rate was $51 million. There was no gross interest or penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2023 in the accompanying consolidated statements of earnings. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at each of September 30, 2023 and June 30, 2023, was $15 million. On the basis of the information available as of September 30, 2023, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

Subsequent to September 30, 2023, the Company formally concluded the compliance process with respect to its fiscal 2022 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three months ended September 30, 2023.

Supplier Finance Programs

Under its supplier finance programs, the Company agrees to pay the banks the stated amount of confirmed invoices from its designated suppliers on the due dates of the invoices. The Company may terminate the agreements upon written notice (with notice periods ranging from 30 to 60 days) or immediately upon a breach. The supplier invoices that have been confirmed as valid under the programs require payment in full within 90 days of the invoice date.

Outstanding obligations confirmed as valid totaling $40 million and $52 million as of September 30, 2023 and June 30, 2023, respectively, are included in accounts payable in the accompanying consolidated balance sheets.

Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	September 30, 2023	June 30, 2023
Employee compensation	$472	$546
Accrued sales incentives	371	321
Deferred revenue	336	323
Payroll and other non-income taxes	307	297
Sales return accrual	313	289
Other	1,501	1,440
	$3,300	$3,216

At September 30, 2023 and June 30, 2023, total Other noncurrent liabilities of $1,793 million and $1,943 million included $598 million and $620 million of deferred tax liabilities, respectively.

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

Effective for the Company – The guidance became effective for the Company’s first quarter fiscal 2024 and has been applied on a retrospective basis, except for the requirement to disclose rollforward information annually which is effective prospectively for the Company beginning in fiscal 2025.

Impact on consolidated financial statements – The Company has supplier financing arrangements and applied the disclosure requirements as required by the amendments. Such information is included in Supplier Finance Programs above within Note 1 – Summary of Significant Accounting Policies.

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

Impact on consolidated financial statements – The Company completed its comprehensive evaluation of applying this guidance and adopted certain practical expedients for its interest rate swap agreements in the fiscal 2024 first quarter which did not have a significant impact on its consolidated financial statements. The practical expedients that were adopted permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. Foreign currency forward contracts do not reference LIBOR and no practical expedients were elected but are now discounted using the Secured Overnight Financing Rate ("SOFR"). For existing lease, debt arrangements and other contracts, the Company did not adopt any ASC 848 practical expedients as it relates to these arrangements.

Recently Issued Accounting Standards

No recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2023
Goodwill	$1,664	$1,116	$254	$353	$3,387
Accumulated impairments	(139)	(732)	(30)	—	(901)
	1,525	384	224	353	2,486

Translation adjustments, goodwill	(30)	—	(3)	—	(33)
Translation adjustments, accumulated impairments	1	—	1	—	2
	(29)	—	(2)	—	(31)

Balance as of September 30, 2023
Goodwill	1,634	1,116	251	353	3,354
Accumulated impairments	(138)	(732)	(29)	—	(899)
	$1,496	$384	$222	$353	$2,455

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2023			June 30, 2023
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,002	$796	$1,206	$2,030	$766	$1,264
Non-amortizable intangible assets:
Trademarks			4,309			4,338
Total intangible assets			$5,515			$5,602

The aggregate amortization expense related to amortizable intangible assets was $36 million for the three months ended September 30, 2023 and 2022.

The estimated aggregate amortization expense for the remainder of fiscal 2024 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2024	2025	2026	2027	2028
Estimated aggregate amortization expense	$108	$144	$144	$126	$101

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

The Company approved specific initiatives under the Post-COVID Business Acceleration Program (the “PCBA Program”) through fiscal 2022 and has substantially completed those initiatives through fiscal 2023. Additional information about the PCBA Program is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At September 30, 2023, the notional amount of derivatives not designated as hedging instruments was $4,099 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30, 2023	June 30, 2023	Balance Sheet Location	September 30, 2023	June 30, 2023
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$61	$56	Other accrued liabilities	$3	$16
Cross-currency swap contracts	Prepaid expenses and other current assets	35	22	Other accrued liabilities	—	—
Net investment hedges	Prepaid expenses and other current assets	23	—	Other accrued liabilities	1	13
Interest rate-related derivatives	Prepaid expenses and other current assets	—	—	Other accrued liabilities	180	150
Total Derivatives Designated as Hedging Instruments		119	78		184	179
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	22	20	Other accrued liabilities	26	20
Total derivatives		$141	$98		$210	$199

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain Recognized in OCI on Derivatives		Location of Gain Reclassified from AOCI into Earnings	Amount of Gain Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$28	$57	Net sales	$9	$15
Interest rate-related derivatives	—	7	Interest expense	—	—
	28	64		9	15
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	30	71		—	—
Total derivatives	$58	$135		$9	$15

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because probable forecasted transactions will no longer occur by the end of the original time period was not material.
(2)During the three months ended September 30, 2023 and 2022, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $5 million and $6 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2023	2022
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$13	$—
Interest rate swap contracts (2)	Interest expense	$(29)	$(39)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing was $5 million during the three months ended September 30, 2023.
(2)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2023	September 30, 2023
Long-term debt	$814	$(180)
Intercompany debt	$—	$56

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30
	2023			2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,518	$2,349	$95	$3,930	$2,244	$46
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	29	N/A	N/A	39
Derivatives designated as hedging instruments	N/A	N/A	(29)	N/A	N/A	(39)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(13)	N/A	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	13	N/A	N/A	—	N/A

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	9	N/A	N/A	15	N/A	N/A
N/A (Not applicable)

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain Recognized in Earnings on Derivatives
	Location of Gain Recognized in Earnings on Derivatives	Three Months Ended September 30
(In millions)		2023	2022
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$5	$11

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

	As of September 30, 2023			As of June 30, 2023
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$141	$(45)	$96	$98	$(53)	$45
Derivative liabilities	(210)	45	(165)	(199)	53	(146)
Total	$(69)	$—	$(69)	$(101)	$—	$(101)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2025. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At September 30, 2023, the Company had cash flow hedges outstanding with a notional amount totaling $1,560 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of September 30, 2023, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $43 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $99 million and $79 million as of September 30, 2023 and June 30, 2023, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At September 30, 2023, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback rate SOFR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At September 30, 2023, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of September 30, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was $20 million as of September 30, 2023 and June 30, 2023.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of September 2024. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2023, the Company had net investment hedges outstanding with a notional amount totaling $1,180 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $141 million at September 30, 2023. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,094	$—	$—	$2,094
Foreign currency forward contracts	—	106	—	106
Cross-currency swap contracts	—	35	—	35
Total	$2,094	$141	$—	$2,235

Liabilities:
Foreign currency forward contracts	$—	$30	$—	$30
Interest rate-related derivatives	—	180	—	180
DECIEM stock options	—	—	103	103
Total	$—	$210	$103	$313

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,241	$—	$—	$3,241
Foreign currency forward contracts	—	76	—	76
Cross-currency swap contracts	—	22	—	22
Total	$3,241	$98	$—	$3,339

Liabilities:
Foreign currency forward contracts	$—	$49	$—	$49
Interest rate-related derivatives	—	150	—	150
DECIEM stock options	—	—	99	99
Total	$—	$199	$99	$298

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2023		June 30, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,090	$3,090	$4,029	$4,029
Current and long-term debt	8,093	7,313	8,114	7,665
DECIEM stock options	103	103	99	99
Deferred consideration payable	340	336	341	338

Derivatives
Cross-currency swap contracts – asset, net	35	35	22	22
Foreign currency forward contracts – asset, net	76	76	27	27
Interest rate-related derivatives – liability, net	(180)	(180)	(150)	(150)

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

Foreign currency forward contracts – The fair values of the Company’s foreign currency forward contracts were determined using an industry-standard valuation model, which is based on an income approach. The significant observable inputs to the model, such as swap yield curves and currency spot and forward rates, were obtained from an independent pricing service. To determine the fair value of contracts under the model, the difference between the contract price and the current forward rate was discounted using SOFR forward curves.

Cross-currency swap contracts – The fair value of the Company’s cross-currency swap contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as yield curves and currency spot and forward rates, were obtained from independent pricing services.

Interest rate-related derivatives – The fair values of the Company’s interest rate contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as treasury yield curves, swap yield curves and SOFR forward curves, were obtained from independent pricing services.

Current and long-term debt – The fair value of the Company’s debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. To a lesser extent, debt also includes finance lease obligations for which the carrying amount approximates the fair value. The Company’s debt is classified within Level 2 of the valuation hierarchy.

Deferred consideration payable – The deferred consideration payable consists primarily of deferred payments associated with the fiscal 2023 fourth quarter acquisition of TOM FORD. The fair value of the payments treated as deferred consideration payable are calculated based on the net present value of cash payments using an estimated borrowing rate based on quoted prices for a similar liability. The Company’s deferred consideration payable is classified within Level 2 of the valuation hierarchy.

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

Changes in the DECIEM stock option liability for the three months ended September 30, 2023 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2023	$99
Changes in fair value, net of foreign currency remeasurements	8
Translation adjustments and other, net	(4)
DECIEM stock option liability as of September 30, 2023	$103

NOTE 6 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $31 million and $30 million as of September 30, 2023 and June 30, 2023, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	September 30, 2023
Balance at June 30, 2023	$16
Provision for expected credit losses	1
Balance at September 30, 2023	$17

The remaining balance of the allowance for doubtful accounts and customer deductions of $14 million as of September 30, 2023 and June 30, 2023, respectively, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended September 30
(In millions)	2023	2022
Deferred revenue, beginning of period	$572	$362
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(152)	(149)
Revenue deferred during the period	168	157
Other	(7)	(8)
Deferred revenue, end of period	$581	$362

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2023, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $336 million. The remaining balance of deferred revenue at September 30, 2023 will be recognized beyond the next twelve months, of which $232 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

Royalty Revenue – License Arrangements

The Company’s contractually guaranteed minimum royalty amounts due during future periods under its existing license arrangements is disclosed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

The components of net periodic benefit cost for the three months ended September 30, 2023 and 2022 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$9	$9	$6	$7	$—	$—
Interest cost	12	10	5	3	2	2
Expected return on plan assets	(14)	(14)	(6)	(4)	—	—
Amortization of:
Actuarial loss (gain)	1	1	(2)	(1)	—	—
Net periodic benefit cost	$8	$6	$3	$5	$2	$2

During the three months ended September 30, 2023, the Company made contributions to its international pension plans totaling $3 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30, 2023	June 30, 2023
Other assets	$112	$115
Other accrued liabilities	(35)	(34)
Other noncurrent liabilities	(352)	(395)
Funded status	(275)	(314)
Accumulated other comprehensive loss	235	235
Net amount recognized	$(40)	$(79)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $80 million and $53 million for the three months ended September 30, 2023 and 2022, respectively.

Stock Options

During the three months ended September 30, 2023, the Company granted stock options in respect of approximately 1.8 million shares of Class A Common Stock with an exercise price per share of $156.39 and a weighted-average grant date fair value per share of $52.98. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2023 was $17 million.

Restricted Stock Units

During the three months ended September 30, 2023, the Company granted RSUs in respect of approximately 1.5 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $156.23 that, at the time of grant, are scheduled to vest at 0.6 million, 0.5 million, and 0.4 million shares per year, in fiscal 2025, fiscal 2026 and fiscal 2027, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance Share Units
During the three months ended September 30, 2023, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $156.39, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2026, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In August 2023, less than 0.1 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2023.
DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense, net of foreign currency remeasurements, for the three months ended September 30, 2023 and 2022 was $8 million and $1 million, respectively. There is no related income tax benefit on the DECIEM stock-based compensation expense. There were no DECIEM stock options exercised during the three months ended September 30, 2023.

The DECIEM stock options are reported as a stock option liability of $103 million and $99 million in Other accrued liabilities in the accompanying consolidated balance sheets at September 30, 2023 and June 30, 2023, respectively. The fair value of the stock options were calculated by incorporating significant assumptions including the starting equity value, actual and projected net sales and EBITDA and the following key assumptions into the Monte Carlo Method:

	September 30, 2023	June 30, 2023
Risk-free rate	5.10%	4.90%
Term to mid of last twelve-month period	0.33 years	0.46 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	8.00%	7.80%
EBITDA discount rate	11.50%	11.30%
EBITDA volatility	32.50%	32.00%
Net sales volatility	14.60%	14.40%

NOTE 10 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

Net earnings attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net earnings attributable to The Estée Lauder Companies Inc. by the weighted-average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net earnings attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2023	2022
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$31	$489

Denominator:
Weighted-average common shares outstanding – Basic	358.4	357.9
Effect of dilutive stock options	1.3	2.7
Effect of PSUs	0.1	0.1
Effect of RSUs	0.7	0.7
Weighted-average common shares outstanding – Diluted	360.5	361.4

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.09	$1.37
Diluted	$.09	$1.35

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30
(In millions)	2023	2022
Stock options	4.8	1.3
RSUs and PSUs	0.1	—

As of September 30, 2023 and 2022, 0.4 million and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended September 30
(In millions, except per share data)	2023	2022
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	6,153	5,796
Common stock dividends	2	1
Stock-based compensation	94	78
Paid-in capital, end of the period	6,249	5,875

Retained earnings, beginning of the period	13,991	13,912
Common stock dividends	(238)	(216)
Net earnings attributable to The Estée Lauder Companies Inc.	31	489
Retained earnings, end of the period	13,784	14,185

Accumulated other comprehensive loss, beginning of the period	(934)	(762)
Other comprehensive loss attributable to The Estée Lauder Companies Inc.	(129)	(316)
Accumulated other comprehensive loss, end of the period	(1,063)	(1,078)

Treasury stock, beginning of the period	(13,631)	(13,362)
Acquisition of treasury stock	—	(92)
Stock-based compensation	(3)	(17)
Treasury stock, end of the period	(13,634)	(13,471)

Total equity	$5,342	$5,517

Redeemable noncontrolling interest, beginning of the period	$832	$842
Net earnings attributable to redeemable noncontrolling interest	5	1
Translation adjustments	(11)	(35)
Redeemable noncontrolling interest, end of the period	$826	$808

Cash dividends declared per common share	$.66	$.60

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2023:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2023	August 31, 2023	September 15, 2023	$.66

On October 31, 2023, a dividend was declared in the amount of $.66 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 15, 2023 to stockholders of record at the close of business on November 30, 2023.

Common Stock
Beginning in December 2022, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the three months ended September 30, 2023:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts (2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2023	$59	$(15)	$(177)	$(801)		$(934)
OCI before reclassifications	21	4	1	(143)	(1)	(117)
Amounts reclassified to Net earnings	(7)	(4)	(1)	—		(12)
Net current-period OCI	14	—	—	(143)		(129)
Balance at September 30, 2023	$73	$(15)	$(177)	$(944)		$(1,063)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2023 and 2022:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended September 30
(In millions)	2023	2022
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$9	$15	Net sales
Provision for deferred taxes	(2)	(4)	Provision for income taxes
	7	11	Net earnings

Cross-Currency Swap Contracts
Gain on cross-currency swap contracts	5	—	Selling, general and administrative
Provision for deferred taxes	(1)	—	Provision for income taxes
	4	—

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of actuarial loss	1	—	Other components of net periodic benefit cost (1)
Provision for deferred taxes	—	—	Provision for income taxes
	1	—	Net earnings

Total reclassification adjustments, net	$12	$11	Net earnings

(1)See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2023 and 2022 is as follows:

(In millions)	2023	2022
Cash:
Cash paid during the period for interest	$58	$33
Cash paid during the period for income taxes	$131	$113

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$82	$171
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$111	$70

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
The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2023	2022
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,638	$2,104
Makeup	1,063	1,052
Fragrance	637	607
Hair Care	148	158
Other	32	14
	3,518	3,935
Returns associated with restructuring and other activities	—	(5)
Net sales	$3,518	$3,930

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$35	$530
Makeup	(39)	16
Fragrance	108	133
Hair Care	(22)	(12)
Other	18	—
	100	667
Reconciliation:
Charges associated with restructuring and other activities	(2)	(6)
Interest expense	(95)	(46)
Interest income and investment income, net	41	15
Other components of net periodic benefit cost	2	3
Other income	—	—
Earnings before income taxes	$46	$633

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,208	$1,123
Europe, the Middle East & Africa	1,252	1,682
Asia/Pacific	1,058	1,130
	3,518	3,935
Returns associated with restructuring and other activities	—	(5)
Net sales	$3,518	$3,930

Operating income (loss):
The Americas	$(182)	$125
Europe, the Middle East & Africa	144	334
Asia/Pacific	138	208
	100	667
Charges associated with restructuring and other activities	(2)	(6)
Operating income	$98	$661

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three months ended September 30, 2023 and 2022, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended September 30
(In millions)	2023	2022
NET SALES
By Product Category:
Skin Care	$1,638	$2,104
Makeup	1,063	1,052
Fragrance	637	607
Hair Care	148	158
Other	32	14
	3,518	3,935
Returns associated with restructuring and other activities	—	(5)
Net sales	$3,518	$3,930

By Region(1):
The Americas	$1,208	$1,123
Europe, the Middle East & Africa	1,252	1,682
Asia/Pacific	1,058	1,130
	3,518	3,935
Returns associated with restructuring and other activities	—	(5)
Net sales	$3,518	$3,930

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$35	$530
Makeup	(39)	16
Fragrance	108	133
Hair Care	(22)	(12)
Other	18	—
	100	667
Charges associated with restructuring and other activities	(2)	(6)
Operating income	$98	$661

By Region(1):
The Americas	$(182)	$125
Europe, the Middle East & Africa	144	334
Asia/Pacific	138	208
	100	667
Charges associated with restructuring and other activities	(2)	(6)
Operating income	$98	$661

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended September 30
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	30.4	26.0
Gross profit	69.6	74.0

Operating expenses:
Selling, general and administrative	66.8	57.1
Restructuring and other charges	—	0.1
Total operating expenses	66.8	57.2

Operating income	2.8	16.8
Interest expense	2.7	1.2
Interest income and investment income, net	1.2	0.4
Other components of net periodic benefit cost	(0.1)	(0.1)

Earnings before income taxes	1.3	16.1
Provision for income taxes	0.3	3.6

Net earnings	1.0	12.5
Net earnings attributable to redeemable noncontrolling interest	(0.1)	—

Net earnings attributable to The Estée Lauder Companies Inc.	0.9%	12.4%

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

THE ESTÉE LAUDER COMPANIES INC.
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates affect our results of operations. Therefore, we present certain net sales, operating results and diluted net earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

Overview

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. We also leverage consumer analytics and insights with agility by deploying our brands to fast growing and profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products allowing us to compete effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described in the Overview on pages 30-32 of our Annual Report on Form 10-K for the year ended June 30, 2023, as well as below.

•Our skin care net sales declined 22%, primarily driven by lower net sales from Estée Lauder and La Mer. These decreases primarily reflect a decline in our Asia travel retail business, primarily due to our and our retailers' actions to reset retailer inventory levels, and changes in government and retailer policies related to unstructured market activity, that led to lower product shipments compared to the prior-year period. The net sales decrease in Estée Lauder was also due to incremental headwinds from a slower-than-expected recovery of overall prestige beauty in mainland China. Partially offsetting the decrease in skin care net sales were higher net sales from The Ordinary, reflecting growth in every geographic region.
•Our makeup net sales increased slightly, primarily driven by higher net sales from M·A·C, Too Faced, Clinique, and TOM FORD, partially offset by lower net sales from Estée Lauder primarily reflecting a decline in our Asia travel retail business. This was primarily due to our and our retailers' actions to reset retailer inventory levels, and changes in government and retailer policies related to unstructured market activity, that led to lower product shipments compared to the prior-year period.
•Our fragrance net sales increased 5%, primarily driven by growth from Le Labo, benefiting from the growth of hero products, new product launches and targeted expanded consumer reach due to the brand's launch in mainland China during the fiscal 2023 fourth quarter.
•Our hair care net sales declined 6%, primarily attributable to lower net sales from Aveda, reflecting a decline in North America, in the salon channel and in our online business.

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

THE ESTÉE LAUDER COMPANIES INC.
•Net sales in The Americas increased 8%, primarily driven by higher net sales in the United States, Mexico and Brazil. The increase in net sales in the United States primarily reflected continued strong performance by The Ordinary in skin care, as well as growth in fragrance, led by Le Labo and TOM FORD. The region also benefited from incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand. Net sales in Mexico and Brazil increased in all product categories, led by makeup, and benefited from targeted expanded consumer reach.
•Net sales in Europe, the Middle East & Africa decreased 26%, primarily driven by our Asia travel retail business. The decline in our Asia travel retail business was primarily due to our and our retailers' actions to reset retailer inventory levels, and changes in government and retailer policies related to unstructured market activity, that led to lower product shipments compared to the prior-year period.
•Net sales in Asia/Pacific decreased 6%, including the unfavorable impact of foreign currency translation of 3%, driven by lower net sales in mainland China, reflecting incremental headwinds from a slower-than-expected recovery of overall prestige beauty in mainland China, partially offset by higher net sales in Hong Kong SAR, driven by the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions.

Outlook

We have experienced, and are expecting to continue to experience, challenges within our Asia travel retail business, as well as incremental headwinds from a slower-than-expected recovery of overall prestige beauty in mainland China. These challenges, combined with the risks of business disruption in Israel and other parts of the Middle East (net sales from Israel and the Middle East accounted for approximately 2% of consolidated net sales in each of fiscal 2023 and the first quarter of fiscal 2024), are expected to negatively impact net sales and profitability, including an unfavorable impact to our effective tax rate from changes to our geographical mix of earnings.

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

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. For example, the strengthening of the U.S. dollar could negatively impact results within Europe, the Middle East & Africa due to pricing pressures on our retail customers and consumers in key international travel retail locations. Additionally, we continue to monitor the geopolitical tensions between the United States and China, which could have a material adverse effect on our business. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences. A decline in net sales and profitability may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.

Cybersecurity Incident Disclosed in July 2023

As initially disclosed on July 18, 2023, we identified a cybersecurity incident in which an unauthorized third party gained access to some of our systems. After becoming aware of the incident, we proactively took down some of our systems to help secure our business operations and subsequently brought back online core systems within days. While the response to the incident resulted in some disruptions to our business operations, most notably general corporate activities and order processing, our production and sales operations were minimally impacted.

Our investigation into the identification of the impacted systems and the unauthorized access is complete. We determined that the unauthorized third party obtained some data from our systems. We are continuing to work to understand the nature and scope of the data obtained, and can confirm, based on the investigation to date, that the data obtained includes some consumer and employee data (such as names, contact information, and dates of birth). We took steps, and continue to take steps, to enhance the security of our systems, and are continuing to coordinate with law enforcement authorities. We have provided and will continue to provide notification to governmental authorities in certain jurisdictions and we have also notified, and will continue to notify, affected individuals where required by law.

THE ESTÉE LAUDER COMPANIES INC.

Based on the information available to date, we believe the incident is contained. The incident did not have a material impact on net sales and was $.08 dilutive to earnings per share for the fiscal 2024 first quarter and based on this information is not expected to have a material impact on net sales and is expected to be dilutive approximately $.08 to earnings per share for the fiscal 2024 full year.

NET SALES

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$3,518	$3,930
$ Change from prior-year period	(412)
% Change from prior-year period	(10)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency adjusting for returns associated with restructuring and other activities	(10)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased during the three months ended September 30, 2023, primarily driven by lower net sales from the skin care product category of $466 million.

Reported net sales decreased during the three months ended September 30, 2023, primarily reflecting lower net sales from Europe, the Middle East & Africa and, to a lesser extent, Asia/Pacific, partially offset by higher net sales in The Americas.

Net sales for the three months ended September 30, 2023, reflects $17 million of incremental royalty revenue included in The Americas region and the other category from the new revenue stream associated with the TOM FORD trademark as a result of the fiscal 2023 fourth quarter acquisition of the TOM FORD brand.

The total net sales decrease was impacted by approximately $11 million of unfavorable foreign currency translation.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three months ended September 30, 2022 of $5 million.

Reported net sales decreased 10% for the three months ended September 30, 2023, driven by the decrease from volume of 13%, partially offset by an increase from pricing of 2% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$1,638	$2,104
$ Change from prior-year period	(466)
% Change from prior-year period	(22)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(21)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales decreased, primarily driven by lower net sales from Estée Lauder and La Mer, combined, of approximately $437 million. These decreases primarily reflect a decline in our Asia travel retail business, primarily due to our and our retailers' actions to reset retailer inventory levels, and changes in government and retailer policies related to unstructured market activity, that led to lower product shipments compared to the prior-year period. The net sales decrease in Estée Lauder was also due to incremental headwinds from a slower-than-expected recovery of overall prestige beauty in mainland China.

Partially offsetting these decreases in skin care net sales were higher net sales from The Ordinary, driven by growth in every geographic region, reflecting success of hero products, new product launches and targeted expanded consumer reach.

The skin care net sales decrease was impacted by approximately $17 million of unfavorable foreign currency translation.

Reported skin care net sales decreased 22% for the three months ended September 30, 2023, driven by the decrease from volume of 22% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Makeup

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$1,063	$1,052
$ Change from prior-year period	11
% Change from prior-year period	1%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	1%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported makeup net sales increased, primarily driven by higher net sales from M·A·C, Too Faced, Clinique, and TOM FORD, combined, of approximately $49 million. The increase in net sales from M·A·C was primarily driven by the success of hero products and new product launches. The increase in net sales from Too Faced reflected the success of hero products, targeted expanded consumer reach, and new product launches. Net sales from Clinique increased, reflecting the fiscal 2024 first quarter launch of High Impact High-Fi Full Volume Mascara. Net sales from TOM FORD increased, benefiting from solid performance in the lip, eye and face subcategories.

Partially offsetting the increase in makeup net sales was a decrease in net sales from Estée Lauder, primarily reflecting a decline in our Asia travel retail business, primarily due to our and our retailers' actions to reset retailer inventory levels, and changes in government and retailer policies related to unstructured market activity, that led to lower product shipments compared to the prior-year period.

The makeup net sales increase was impacted by approximately $3 million of favorable foreign currency translation.

Reported makeup net sales increased 1% for the three months ended September 30, 2023, driven by an increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix. Partially offsetting this increase was the decrease from volume of 2%.

Fragrance

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$637	$607
$ Change from prior-year period	30
% Change from prior-year period	5%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	5%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased, driven by higher net sales from Le Labo, benefiting from the growth of hero products, including the successful City Exclusives collection, new product launches and targeted expanded consumer reach due to the brand's launch in mainland China during the fiscal 2023 fourth quarter.

Fragrance net sales were impacted by approximately $2 million of favorable foreign currency translation.

Reported fragrance net sales increased 5% for the three months ended September 30, 2023, driven by the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. The impact from volume was flat period-over-period.

THE ESTÉE LAUDER COMPANIES INC.
Hair Care

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$148	$158
$ Change from prior-year period	(10)
% Change from prior-year period	(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased, driven by lower net sales from Aveda, reflecting a decline in North America, in the salon channel and in our online business.

The hair care net sales decrease was impacted by approximately $1 million of favorable foreign currency translation.

Reported hair care net sales decreased 6% for the three months ended September 30, 2023, driven by the decrease from volume of 11%. This decrease was partially offset by the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$1,208	$1,123
$ Change from prior-year period	85
% Change from prior-year period	8%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	8%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The increase in reported net sales in The Americas was driven primarily by increased net sales in the United States, Mexico and Brazil, combined, of approximately $82 million. The increase in net sales in the United States primarily reflected strong performance by The Ordinary, as well as growth in fragrance, led by Le Labo and TOM FORD. Also contributing to the increase in net sales in the United States was incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of $17 million. The increase in net sales in Mexico and Brazil was driven by growth across all product categories, led by makeup, and benefited from targeted expanded consumer reach.

Net sales in The Americas were impacted by approximately $2 million of unfavorable foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales in The Americas increased 8% for the three months ended September 30, 2023, driven by the increase from volume of 5%, the impact from the royalty revenue from the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of 2%, and the impact from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$1,252	$1,682
$ Change from prior-year period	(430)
% Change from prior-year period	(26)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(27)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa, primarily driven by lower net sales from our Asia travel retail business. The decrease in net sales from our Asia travel retail business was primarily due to our and our retailers' actions to reset retailer inventory levels, and changes in government and retailer policies related to unstructured market activity, that led to lower product shipments compared to the prior-year period.

Net sales in Europe, the Middle East & Africa were impacted by approximately $29 million of favorable foreign currency translation.

Reported net sales in Europe, the Middle East & Africa decreased 26% for the three months ended September 30, 2023, driven by the decrease from volume of 26% and a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions. Partially offsetting these decreases was the favorable impact from foreign currency translation of 2%.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Net sales	$1,058	$1,130
$ Change from prior-year period	(72)
% Change from prior-year period	(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific, primarily driven by incremental headwinds from a slower-than-expected recovery of overall prestige beauty in mainland China.

THE ESTÉE LAUDER COMPANIES INC.
Partially offsetting the net sales decrease in Asia/Pacific was an increase in net sales in Hong Kong SAR, driven by the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions.

Net sales in Asia/Pacific were impacted by approximately $38 million of unfavorable foreign currency translation.

Reported net sales in Asia/Pacific decreased 6% for the three months ended September 30, 2023, driven by the decrease from volume of 11% and the unfavorable impact from foreign currency translation of 3%. Partially offsetting these decreases was the increase from pricing of 8%, due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN
Gross margin decreased to 69.6% for the three months ended September 30, 2023, as compared with 74.0% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2023
Three Months Ended
Mix of business	(85)
Obsolescence charges	(115)
Manufacturing costs and other	(150)
Foreign exchange transactions	(90)
Total	(440)

The decrease in gross margin reflected unfavorable impacts from higher manufacturing costs and other, driven primarily by the under absorption of manufacturing variances due to lower production volumes in the second half of fiscal 2023. The unfavorable impact from obsolescence charges is primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China. The unfavorable impact from our mix of business is primarily driven by higher costs associated with promotional items.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES

Operating expenses as a percentage of net sales was 66.8% for the three months ended September 30, 2023 as compared with 57.2% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2023
Three Months Ended
General and administrative expenses	(300)
Advertising, merchandising, sampling and product development	(320)
Selling	(160)
Stock-based compensation	(90)
Store operating costs	(100)
Foreign exchange transactions	20
Subtotal	(950)
Charges associated with restructuring and other activities	10
Changes in fair value of acquisition-related stock options	(20)
Total	(960)

The unfavorable change in operating expense margin was driven by the decrease in net sales and also reflected unfavorable impacts relating to advertising, merchandising, sampling and product development, general and administrative expenses, selling expenses and store operating costs, as we continue to invest in our business, while also decreasing certain expenses through disciplined expense management. The increase in general and administrative expense, including stock-based compensation, reflected higher employee-related costs, primarily driven by the unfavorable year-over-year comparisons in the recognition of expenses and adjustments related to our performance share units, restricted stock units and incentive compensation, as well as annual increases to salaries and wages. Also contributing to the increase in general and administrative expenses were expenses incurred related to the July 2023 cybersecurity incident.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income	$98	$661
$ Change from prior-year period	(563)
% Change from prior-year period	(85)%

Operating margin	2.8%	16.8%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and the change in fair value of acquisition-related stock options	(84)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The decrease in reported operating margin was primarily driven by a decrease in net sales, decrease in gross margin and the increase in operating expense margin as discussed above.

THE ESTÉE LAUDER COMPANIES INC.

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended September 30, 2023 and 2022 of $2 million and $6 million, respectively.

Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income	$35	$530
$ Change from prior-year period	(495)
% Change from prior-year period	(93)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of acquisition-related stock options	(92)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased, reflecting lower operating results from Estée Lauder and La Mer, combined, of approximately $400 million, primarily driven by decreases in net sales. Also contributing to the decrease in skin care operating income was higher obsolescence charges primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China, as well as an increase in stock-based compensation expense and higher employee-related costs, as discussed above.

Makeup

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income (loss)	$(39)	$16
$ Change from prior-year period	(55)
% Change from prior-year period	(100+)%

Reported makeup operating income decreased, reflecting lower results from Estée Lauder, primarily driven by a decrease in net sales, an increase in selling expenses due to higher staffing costs compared to the prior-year period, and an increase in advertising and promotional activities to support strategic investments to drive growth. Also contributing to the decrease in makeup operating income was higher obsolescence charges primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China, as well as higher employee-related costs and an increase in stock-based compensation expense, as discussed above.

Partially offsetting the decrease in makeup operating income were improved results from TOM FORD, primarily driven by an increase in net sales, and the decrease in royalty expense compared to the prior-year period due to the fiscal 2023 fourth quarter acquisition of the TOM FORD brand.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income	$108	$133
$ Change from prior-year period	(25)
% Change from prior-year period	(19)%

Reported fragrance operating income decreased, reflecting lower results from Jo Malone London and TOM FORD, combined, of approximately $19 million. Operating income from Jo Malone London decreased, driven by an increase in advertising and promotional investment to support both new and existing products, an increase in general and administrative expenses, and an increase in selling expenses driven by increased staffing costs compared to the prior-year period, partially offset by an increase in net sales. Operating income from TOM FORD decreased, reflecting higher cost of sales, due in part to an increase in net sales and promotional items, an increase in selling expenses driven by increased staffing costs compared to the prior-year period and higher advertising and promotional activities to support the fiscal 2024 first quarter launch of Café Rose, partially offset by an increase in net sales and the decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand. Also contributing to the decrease in fragrance operating income were higher employee-related costs and an increase in stock-based compensation expense, as discussed above.

Partially offsetting the decrease in fragrance operating income were higher results from Le Labo, primarily driven by an increase in net sales, partially offset by higher advertising and promotional activities to support hero products and new product launches, higher selling expenses due to increased staffing costs compared to the prior-year period and higher store operations costs to support targeted expanded consumer reach.

Hair Care

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income (loss)	$(22)	$(12)
$ Change from prior-year period	(10)
% Change from prior-year period	(83)%

Reported hair care operating results decreased, primarily driven by lower results from Aveda and Bumble and bumble, combined, of approximately $7 million, driven by a decrease in net sales. Partially offsetting the lower results from Aveda was disciplined advertising and promotional expense management. Also contributing to the decrease in fragrance operating income were higher employee-related costs and an increase in stock-based compensation expense, as discussed above.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income (loss)	$(182)	$125
$ Change from prior-year period	(307)
% Change from prior-year period	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of acquisition-related stock options	(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results decreased in The Americas, primarily reflecting lower operating results from North America of approximately $300 million. The decrease in operating results in North America was primarily driven by the United States, reflecting lower intercompany royalty income of $185 million compared to the prior-year period, driven by a decrease in net sales in our travel retail business, higher cost of sales due to higher obsolescence charges primarily due to excess inventory on hand driven by lower demand, higher general and administrative expenses driven by higher stock-based compensation expenses, as discussed above, partially offset by an increase in net sales.
Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income	$144	$334
$ Change from prior-year period	(190)
% Change from prior-year period	(57)%

Reported operating income decreased in Europe, the Middle East & Africa, primarily driven by lower results from our travel retail business, primarily due to the decrease in net sales, partially offset by the associated decrease in intercompany royalty expense to The Americas of $185 million.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2023	2022
As Reported:
Operating income	$138	$208
$ Change from prior-year period	(70)
% Change from prior-year period	(34)%

Reported operating income decreased in Asia/Pacific, primarily driven by lower operating results from mainland China and Korea, combined, of approximately $85 million. The lower operating results in mainland China were driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Operating income in Korea decreased, led by Dr.Jart+, due to decreases in net sales and an increase in cost of sales, due in part to an increase in promotional items, partially offset by lower selling expenses.

Partially offsetting the operating income decrease were higher results from Hong Kong SAR, primarily driven by an increase in net sales, partially offset by a higher cost of sales, due in part to an increase in promotional items.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2023	2022
Interest expense	$95	$46
Interest income and investment income, net	$41	$15

Interest expense increased, primarily reflecting a higher debt balance, due in part to the financing of our acquisition of the TOM FORD brand, including the issuance of commercial paper primarily in the second half of fiscal 2023, and the issuance of Senior Notes in May 2023. Also contributing to the increase in interest expense was higher interest rates compared to the prior-year period. Interest income and investment income, net increased, primarily reflecting higher interest rates compared to the prior-year period.

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

	Three Months Ended September 30
	2023	2022
Effective rate for income taxes	21.7%	22.6%
Basis-point change from the prior-year period	(90)

THE ESTÉE LAUDER COMPANIES INC.
For the three months ended September 30, 2023, the decrease in the effective tax rate of 90 basis points was primarily attributable to a decrease in income tax reserve adjustments and an increase in the impact of excess tax benefits associated with stock-based compensation arrangements, offset by a higher effective tax rate on our foreign operations, due to our geographical mix of earnings for fiscal 2024. The lower amount of earnings before income taxes increased the impact of these tax adjustments in the first quarter of fiscal 2024.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2023	2022
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$31	$489
$ Change from prior-year period	(458)
% Change from prior-year period	(94)%
Diluted net earnings per common share	$0.09	$1.35
% Change from prior-year period	(94)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and the change in fair value of acquisition-related stock options	(92)%
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

THE ESTÉE LAUDER COMPANIES INC.
The following table provides reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30		Variance	% Change	% Change in constant currency
	2023	2022
Net sales, as reported	$3,518	$3,930	$(412)	(10)%	(10)%
Returns associated with restructuring and other activities	—	5	(5)
Net sales, as adjusted	$3,518	$3,935	$(417)	(11)%	(10)%

Operating income, as reported	$98	$661	$(563)	(85)%	(84)%
Charges associated with restructuring and other activities	2	6	(4)
Change in fair value of acquisition-related stock options	8	1	7
Operating income, as adjusted	$108	$668	$(560)	(84)%	(83)%

Diluted net earnings per common share, as reported	$.09	$1.35	$(1.26)	(94)%	(92)%
Charges associated with restructuring and other activities	—	.02	(.02)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	.02	—	.02
Diluted net earnings per common share, as adjusted	$.11	$1.37	$(1.26)	(92)%	(91)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended September 30
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$1,638	$2,104	$(466)	$17	$(449)	(22)%	(21)%
Makeup	1,063	1,052	11	(3)	8	1	1
Fragrance	637	607	30	(2)	28	5	5
Hair Care	148	158	(10)	(1)	(11)	(6)	(7)
Other	32	14	18	—	18	100+	100+
	3,518	3,935	(417)	11	(406)	(11)	(10)
Returns associated with restructuring and other activities	—	(5)	5	—	5
Total	$3,518	$3,930	$(412)	$11	$(401)	(10)%	(10)%

By Region:
The Americas	$1,208	$1,123	$85	$2	$87	8%	8%
Europe, the Middle East & Africa	1,252	1,682	(430)	(29)	(459)	(26)	(27)
Asia/Pacific	1,058	1,130	(72)	38	(34)	(6)	(3)
	3,518	3,935	(417)	11	(406)	(11)	(10)
Returns associated with restructuring and other activities	—	(5)	5	—	5
Total	$3,518	$3,930	$(412)	$11	$(401)	(10)%	(10)%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the change in fair value of acquisition-related stock options:

	As Reported			Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended September 30
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$35	$530	$(495)	$7	$(488)	(93)%	(92)%
Makeup	(39)	16	(55)	—	(55)	(100+)	(100+)
Fragrance	108	133	(25)	—	(25)	(19)	(19)
Hair Care	(22)	(12)	(10)	—	(10)	(83)	(83)
Other	18	—	18	—	18	100	100
	100	667	(567)	$7	$(560)	(85)%	(84)%
Charges associated with restructuring and other activities	(2)	(6)	4
Total	$98	$661	$(563)

By Region:
The Americas	$(182)	$125	$(307)	$7	$(300)	(100+)%	(100+)%
Europe, the Middle East & Africa	144	334	(190)	—	(190)	(57)	(57)
Asia/Pacific	138	208	(70)	—	(70)	(34)	(34)
	100	667	(567)	$7	$(560)	(85)%	(84)%
Charges associated with restructuring and other activities	(2)	(6)	4
Total	$98	$661	$(563)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2023, we had cash and cash equivalents of $3,090 million compared with $4,029 million at June 30, 2023. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.
The Tax Cuts and Jobs Act (“TCJA”) resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. During the fiscal 2023 fourth quarter, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings from certain foreign subsidiaries. We continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. We do not believe that continuing to reinvest these remaining applicable foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions. Inflation impacted our operating results in the fiscal 2024 first quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 25, 2023, our long-term debt is rated A+ with a negative outlook by Standard & Poor’s and A1 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At September 30, 2023, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$590	$—	$590
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	636	—	636
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	295	—	295
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (7), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (8), (15)	695	—	695
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (9), (15)	541	—	541
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (10), (15)	570	—	570
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (11), (15)	643	—	643
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (12), (15)	696	—	696
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (13), (15)	499	—	499
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (14), (15)	499	—	499
Commercial paper (16)	—	997	997
Other long-term borrowings	31	—	31
Other current borrowings	—	8	8
	$7,088	$1,005	$8,093

(1)Consists of $600 million principal, unamortized debt discount of $3 million and debt issuance costs of $7 million.
(2)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $7 million.
(3)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(4)Consists of $450 million principal, net unamortized debt premium of $8 million and debt issuance costs of $4 million.
(5)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(6)Consists of $300 million principal, unamortized debt discount of $2 million and debt issuance costs of $3 million.
(7)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(8)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $4 million.
(9)Consists of $600 million, principal, unamortized debt discount of $3 million, debt issuance costs of $3 million and a $53 million loss to reflect the fair value of interest rate swaps.
(10)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $126 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $650 million principal, unamortized debt discount of $4 million and debt issuance costs of $3 million.
(12)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $3 million.
(13)Consists of $500 million principal and debt issuance costs of $1 million.
(14)Consists of $500 million principal and unamortized debt discount of $1 million.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
(16)Consists of $1,000 million principal and unamortized debt discount of $3 million.
Total debt as a percent of total capitalization was 60% and 59% at September 30, 2023 and June 30, 2023, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Three Months Ended September 30
(In millions)	2023	2022
Net cash flows used for operating activities	$(408)	$(650)
Net cash flows used for investing activities	$(295)	$(14)
Net cash flows used for financing activities	$(219)	$(304)

The change in net cash flows used for operating activities was primarily driven by a favorable change in working capital, reflecting a favorable change in inventory and promotional merchandise, other accrued and noncurrent liabilities which includes the settlement of net investment hedges in the prior-year period, accounts payable due to timing of payments, and accounts receivable, partially offset by lower earnings before tax, excluding non-cash items.

The change in net cash flows used for investing activities reflected an increase in capital expenditures, primarily driven by the investments related to our new manufacturing facility in Japan and an unfavorable impact from the settlement of net investment hedges in the prior-year period, which is offset by the favorable change in other accrued liabilities as discussed above.

The change in net cash flows used for financing activities primarily reflected a favorable impact in repayments of debt due to the repayment of the outstanding principal balance of our $250 million, 2.35% senior notes that matured during the fiscal 2023 first quarter and lower treasury stock repurchases compared to the prior-year period, partially offset by a decrease in proceeds from the issuance of short-term commercial paper compared to the prior-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2023, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $248 million and $265 million as of September 30, 2023 and June 30, 2023, respectively. This potential change does not consider our underlying foreign currency exposures.

THE ESTÉE LAUDER COMPANIES INC.
We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million as of September 30, 2023 and June 30, 2023, respectively.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $52 million and $55 million as of September 30, 2023 and June 30, 2023, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill and other indefinite-lived intangible assets - impairment assessment, income taxes and asset acquisition. Since June 30, 2023, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

THE ESTÉE LAUDER COMPANIES INC.
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

THE ESTÉE LAUDER COMPANIES INC.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2023	—	$—	—	25,073,242
August 2023	19,580	155.96	—	25,073,242
September 2023	—	—	—	25,073,242
	19,580	155.96	—

(1)Reflects shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 256.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

THE ESTÉE LAUDER COMPANIES INC.
Beginning in December 2022, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.

Item 5. Other Information.
Trading Arrangements
During the fiscal 2024 first quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: November 1, 2023		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)