Form 10-Q
period 2023-12-31
ESTEE LAUDER COMPANIES INC
filed 2024-02-05
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At January 29, 2024, 232,931,380 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2023	2022	2023	2022

Net sales	$4,279	$4,620	$7,797	$8,550
Cost of sales	1,154	1,219	2,224	2,242

Gross profit	3,125	3,401	5,573	6,308

Operating expenses
Selling, general and administrative	2,544	2,630	4,893	4,874
Restructuring and other charges	7	8	8	10
Impairment of other intangible assets	—	207	—	207
Total operating expenses	2,551	2,845	4,901	5,091

Operating income	574	556	672	1,217

Interest expense	98	52	193	98
Interest income and investment income, net	40	26	81	41
Other components of net periodic benefit cost	(3)	(2)	(5)	(5)
Earnings before income taxes	519	532	565	1,165

Provision for income taxes	195	135	205	278
Net earnings	324	397	360	887

Net earnings attributable to redeemable noncontrolling interest	(11)	(3)	(16)	(4)
Net earnings attributable to The Estée Lauder Companies Inc.	$313	$394	$344	$883

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.87	$1.10	$.96	$2.47
Diluted	$.87	$1.09	$.95	$2.45

Weighted average common shares outstanding
Basic	358.7	357.7	358.6	357.8
Diluted	360.0	360.4	360.3	360.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022

Net earnings	$324	$397	$360	$887

Other comprehensive income (loss):
Net cash flow hedge loss	(47)	(56)	(28)	(7)
Cross-currency swap contract gain	14	—	14	—
Retirement plan and other retiree benefit adjustments	(1)	—	(2)	—
Translation adjustments	216	287	96	(94)
Benefit for income taxes on components of other comprehensive income	38	26	—	7
Total other comprehensive income (loss), net of tax	220	257	80	(94)
Comprehensive income	544	654	440	793

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net earnings	(11)	(3)	(16)	(4)
Translation adjustments	(13)	(8)	(2)	27
Total comprehensive loss (income) attributable to redeemable noncontrolling interest	(24)	(11)	(18)	23
Comprehensive income attributable to The Estée Lauder Companies Inc.	$520	$643	$422	$816
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share data)	December 31 2023	June 30 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,939	$4,029
Accounts receivable, net	1,752	1,452
Inventory and promotional merchandise	2,603	2,979
Prepaid expenses and other current assets	621	679
Total current assets	8,915	9,139

Property, plant and equipment, net	3,220	3,179

Other assets
Operating lease right-of-use assets	1,819	1,797
Goodwill	2,497	2,486
Other intangible assets, net	5,554	5,602
Other assets	1,278	1,212
Total other assets	11,148	11,097
Total assets	$23,283	$23,415

LIABILITIES AND EQUITY
Current liabilities
Current debt	$1,500	$997
Accounts payable	1,252	1,670
Operating lease liabilities	366	357
Other accrued liabilities	3,456	3,216
Total current liabilities	6,574	6,240

Noncurrent liabilities
Long-term debt	6,640	7,117
Long-term operating lease liabilities	1,695	1,698
Other noncurrent liabilities	1,812	1,943
Total noncurrent liabilities	10,147	10,758

Commitments and contingencies

Redeemable noncontrolling interest	850	832

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2023 and June 30, 2023; shares issued: 470,748,805 at December 31, 2023 and 469,668,085 at June 30, 2023; Class B shares authorized: 304,000,000 at December 31, 2023 and June 30, 2023; shares issued and outstanding: 125,542,029 at December 31, 2023 and 125,542,029 at June 30, 2023	6	6
Paid-in capital	6,367	6,153
Retained earnings	13,858	13,991
Accumulated other comprehensive loss	(856)	(934)
	19,375	19,216
Less: Treasury stock, at cost; 237,865,069 Class A shares at December 31, 2023 and 237,590,199 Class A shares at June 30, 2023	(13,663)	(13,631)
Total equity	5,712	5,585
Total liabilities, redeemable noncontrolling interest and equity	$23,283	$23,415
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31
(In millions)	2023	2022

Cash flows from operating activities
Net earnings	$360	$887
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	408	359
Deferred income taxes	(83)	(31)
Non-cash stock-based compensation	189	165
Net loss on disposal of property, plant and equipment	2	4
Non-cash restructuring and other charges	4	14
Pension and post-retirement benefit expense	27	26
Pension and post-retirement benefit contributions	(62)	(12)
Impairment of other intangible assets	—	207
Other non-cash items	14	(5)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(279)	(295)
Decrease (increase) in inventory and promotional merchandise	405	(156)
Decrease in other assets, net	44	33
Decrease in accounts payable	(251)	(310)
Increase (decrease) in other accrued and noncurrent liabilities	175	(106)
Decrease in operating lease assets and liabilities, net	(16)	(29)
Net cash flows provided by operating activities	937	751

Cash flows from investing activities
Capital expenditures	(527)	(419)
Purchases of investments	(4)	(4)
Settlement of net investment hedges	(26)	138
Net cash flows used for investing activities	(557)	(285)

Cash flows from financing activities
Proceeds of current debt, net	780	244
Repayments of commercial paper (maturities after three months)	(785)	—
Repayments and redemptions of long-term debt	(5)	(258)
Net proceeds from stock-based compensation transactions	19	37
Payments to acquire treasury stock	(33)	(257)
Settlement of cross-currency swap	9	—
Dividends paid to stockholders	(474)	(451)
Net cash flows used for financing activities	(489)	(685)

Effect of exchange rate changes on Cash and cash equivalents	19	(13)
Net decrease in Cash and cash equivalents	(90)	(232)
Cash and cash equivalents at beginning of period	4,029	3,957
Cash and cash equivalents at end of period	$3,939	$3,725
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $232 million and $291 million, net of tax, during the three months ended December 31, 2023 and 2022, respectively, and $89 million and $(61) million, net of tax, during the six months ended December 31, 2023 and 2022, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $13 million and $20 million during the three months ended December 31, 2023 and 2022, respectively, and $29 million and $34 million during the six months ended December 31, 2023 and 2022, respectively.

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

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	December 31, 2023	June 30, 2023
Raw materials	$830	$876
Work in process	296	362
Finished goods	1,167	1,404
Promotional merchandise	310	337
	$2,603	$2,979

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	December 31, 2023	June 30, 2023
Assets (Useful Life)
Land and improvements(1)	$74	$70
Buildings and improvements (10 to 40 years)	909	843
Machinery and equipment (3 to 10 years)	1,160	1,071
Computer hardware and software (4 to 10 years)	1,810	1,651
Furniture and fixtures (5 to 10 years)	140	136
Leasehold improvements	2,426	2,310
Construction in progress	726	827
	7,245	6,908
Less accumulated depreciation and amortization	(4,025)	(3,729)
	$3,220	$3,179
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $163 million and $138 million during the three months ended December 31, 2023 and 2022, respectively, and $325 million and $274 million during the six months ended December 31, 2023 and 2022, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
Effective rate for income taxes	37.6%	25.4%	36.3%	23.9%
Basis-point change from the prior-year period	1,220		1,240

For the three months ended December 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2024, and the unfavorable impact associated with previously issued stock-based compensation, partially offset by a decrease in state and local income taxes.

For the six months ended December 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2024, and the unfavorable impact associated with previously issued stock-based compensation.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax became effective beginning with the Company's first quarter of fiscal 2024 and did not have an impact on the Company's consolidated financial statements for the three and six months ended December 31, 2023.

As of December 31, 2023 and June 30, 2023, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $63 million. The total amount of unrecognized tax benefits at December 31, 2023 that, if recognized, would affect the effective tax rate was $53 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2023 in the accompanying consolidated statements of earnings was $2 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at each of December 31, 2023 and June 30, 2023, was $17 million and $15 million, respectively. On the basis of the information available as of December 31, 2023, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2024 second quarter, the Company formally concluded the compliance process with respect to its fiscal 2022 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and six months ended December 31, 2023.

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

Outstanding obligations confirmed as valid totaling $64 million and $52 million as of December 31, 2023 and June 30, 2023, respectively, are included in accounts payable in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	December 31, 2023	June 30, 2023
Employee compensation	$475	$546
Accrued sales incentives	447	321
Deferred revenue	370	323
Payroll and other non-income taxes	333	297
Sales return accrual	302	289
Other	1,529	1,440
	$3,456	$3,216

At December 31, 2023 and June 30, 2023, total Other noncurrent liabilities of $1,812 million and $1,943 million included $606 million and $620 million of deferred tax liabilities, respectively.

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

Recently Issued Accounting Standards

FASB ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued authoritative guidance to improve reportable segment disclosure requirements. Companies are required to disclose significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker (CODM). Companies are also required to disclose other segment items by reportable segment. The guidance clarifies that companies may disclose more than one measure of segment profit or loss used by the CODM, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with U.S. GAAP measurement principles. All existing annual disclosures about segment profit or loss, as well as the new requirements, must now be provided on an interim basis. Additionally, on an annual basis, the CODM’s title and position is required, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures. The guidance does not change how companies identify their operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.

Effective for the Company – The guidance is effective for the Company’s fiscal year ending June 30, 2025 Form 10-K and then in interim periods beginning in the Company’s first quarter of fiscal 2026. Early adoption is permitted. The guidance should be applied retrospectively unless impracticable.

Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

FASB ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance to amend and enhance existing annual income tax disclosures primarily focusing on two reporting areas: (1) greater disaggregation of information in the effective tax rate reconciliations and (2) disclosure of income taxes paid by the companies, disaggregated by applicable jurisdiction.

Companies are required to use specific categories to prepare and disclose a tabular rate reconciliation (using both percentages and reporting currency amounts) of:
•the reported income tax expense (or benefit) from continuing operations and the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile.
•reconciling items within certain categories that are equal to or greater than a specified quantitative threshold, including the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items.

The guidance also requires companies to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions including individual jurisdictions with amounts paid equal to or greater than a specified quantitative threshold. The guidance also requires companies to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign as well as income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign jurisdictions.

Effective for the Company – The guidance is effective for the Company’s fiscal year ending June 30, 2026 Form 10-K. Early adoption is permitted. The guidance should be applied on a prospective basis with the option to apply the standard retrospectively.

Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2023
Goodwill	$1,664	$1,116	$254	$353	$3,387
Accumulated impairments	(139)	(732)	(30)	—	(901)
	1,525	384	224	353	2,486

Translation adjustments, goodwill	10	—	1	—	11
Translation adjustments, accumulated impairments	—	—	—	—	—
	10	—	1	—	11

Balance as of December 31, 2023
Goodwill	1,674	1,116	255	353	3,398
Accumulated impairments	(139)	(732)	(30)	—	(901)
	$1,535	$384	$225	$353	$2,497

Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2023			June 30, 2023
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,051	$845	$1,206	$2,030	$766	$1,264
Non-amortizable intangible assets:
Trademarks			4,348			4,338
Total intangible assets			$5,554			$5,602

The aggregate amortization expense related to amortizable intangible assets was $37 million for the three months ended December 31, 2023 and 2022, and $73 million for the six months ended December 31, 2023 and 2022.

The estimated aggregate amortization expense for the remainder of fiscal 2024 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2024	2025	2026	2027	2028
Estimated aggregate amortization expense	$75	$147	$147	$130	$105

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment Analysis During the Six Months Ended December 31, 2022

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

A summary of the impairment charges for the three and six months ended December 31, 2022 and the remaining trademark and goodwill carrying values as of December 31, 2022, for each reporting unit, are as follows:

		Impairment Charges		Carrying Value
(In millions)		Three and Six Months Ended December 31, 2022		As of December 31, 2022
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
Smashbox	The Americas	$21	$—	$—	$—
Dr.Jart+	Asia/Pacific	100	—	339	318
Too Faced	The Americas	86	—	186	13
Total		$207	$—	$525	$331

The impairment charges for the three and six months ended December 31, 2022 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Post-COVID Business Acceleration Program

The Company approved specific initiatives under the Post-COVID Business Acceleration Program (the “PCBA Program”) through fiscal 2022 and has substantially completed those initiatives through fiscal 2023. Additional information about the PCBA Program is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Restructuring Program Component of the Profit Recovery Plan

As previously communicated on November 1, 2023, the Company has launched a Profit Recovery Plan to help progressively rebuild its profit margins in fiscal years 2025 and 2026.

The Profit Recovery Plan is focused on rebuilding stronger, more sustainable profitability, supporting sales growth acceleration and increasing speed and agility. The plan is designed to improve gross margin, lower the cost base and reduce overhead expenses, while increasing investments in key consumer-facing activities. Upon completion of this plan, the Company expects to have improved its gross margin and expense base to drive greater operating leverage for the future.

As a component of the Profit Recovery Plan, on February 5, 2024, the Company announced a two-year restructuring program. The restructuring program’s main focus includes the reorganization and rightsizing of certain areas of the Company as well as simplification and acceleration of processes. The Company committed to this course of action on February 1, 2024.
The Company plans to substantially complete specific initiatives under the restructuring program through fiscal 2026. The Company expects that the restructuring program will result in restructuring and other charges totaling between $500 million and $700 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs associated with implementing these initiatives.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At December 31, 2023, the notional amount of derivatives not designated as hedging instruments was $3,184 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31, 2023	June 30, 2023	Balance Sheet Location	December 31, 2023	June 30, 2023
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$25	$56	Other accrued liabilities	$22	$16
Cross-currency swap contracts	Prepaid expenses and other current assets	25	22	Other accrued liabilities	—	—
Net investment hedges	Prepaid expenses and other current assets	—	—	Other accrued liabilities	5	13
Interest rate-related derivatives	Prepaid expenses and other current assets	—	—	Other accrued liabilities	131	150
Total Derivatives Designated as Hedging Instruments		50	78		158	179
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	5	20	Other accrued liabilities	18	20
Total derivatives		$55	$98		$176	$199

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended December 31			Three Months Ended December 31
(In millions)	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(36)	$(39)	Net sales	$12	$22
Interest rate-related derivatives	—	5	Interest expense	(1)	—
	(36)	(34)		11	22
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(47)	(86)		—	—
Total derivatives	(83)	$(120)		$11	$22

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the three months ended December 31, 2023 and 2022, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $5 million and $7 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Six Months Ended December 31			Six Months Ended December 31
(In millions)	2023	2022		2023	2022
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(8)	$18	Net sales	$21	$37
Interest rate-related derivatives	—	12	Interest expense	(1)	—
	(8)	30		20	37
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(17)	(15)		—	—
Total derivatives	(25)	$15		$20	$37

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the six months ended December 31, 2023 and 2022, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $10 million and $13 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended December 31		Six Months Ended December 31
(In millions)		2023	2022	2023	2022
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$(24)	$—	$(11)	$—
Interest rate swap contracts (2)	Interest expense	$49	$4	$20	$(35)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing during the three and six months ended December 31, 2023 was $4 million and $9 million, respectively.
(2)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	December 31, 2023	December 31, 2023
Long-term debt	$862	$(131)
Intercompany debt	$—	$32

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31
	2023			2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$4,279	$2,544	$98	$4,620	$2,630	$52
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(49)	N/A	N/A	(4)
Derivatives designated as hedging instruments	N/A	N/A	49	N/A	N/A	4

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	24	N/A	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	(24)	N/A	N/A	—	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)	N/A	N/A	—

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	12	N/A	N/A	22	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31
	2023			2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$7,797	$4,893	$193	$8,550	$4,874	$98
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(20)	N/A	N/A	35
Derivatives designated as hedging instruments	N/A	N/A	20	N/A	N/A	(35)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	11	N/A	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	(11)	N/A	N/A	—	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)	N/A	N/A	—

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	21	N/A	N/A	37	N/A	N/A
N/A (Not applicable)

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain Recognized in Earnings on Derivatives
	Location of Gain Recognized in Earnings on Derivatives	Three Months Ended December 31		Six Months Ended December 31
(In millions)		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$7	$6	$13	$17

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

	As of December 31, 2023			As of June 30, 2023
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$55	$(32)	$23	$98	$(53)	$45
Derivative liabilities	(176)	32	(144)	(199)	53	(146)
Total	$(121)	$—	$(121)	$(101)	$—	$(101)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of June 2025. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At December 31, 2023, the Company had cash flow hedges outstanding with a notional amount totaling $1,752 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of December 31, 2023, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $51 million and $79 million as of December 31, 2023 and June 30, 2023, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At December 31, 2023, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback rate SOFR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on it’s intercompany foreign currency denominated debt. At December 31, 2023, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of December 31, 2023 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was $6 million and $20 million as of December 31, 2023 and June 30, 2023, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of October 2024. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2023, the Company had net investment hedges outstanding with a notional amount totaling $408 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $55 million at December 31, 2023. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,458	$—	$—	$2,458
Foreign currency forward contracts	—	30	—	30
Cross-currency swap contracts	—	25	—	25
Total	$2,458	$55	$—	$2,513

Liabilities:
Foreign currency forward contracts	$—	$45	$—	$45
Interest rate-related derivatives	—	131	—	131
DECIEM stock options	—	—	103	103
Total	$—	$176	$103	$279

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,241	$—	$—	$3,241
Foreign currency forward contracts	—	76	—	76
Cross-currency swap contracts	—	22	—	22
Total	$3,241	$98	$—	$3,339

Liabilities:
Foreign currency forward contracts	$—	$49	$—	$49
Interest rate-related derivatives	—	150	—	150
DECIEM stock options	—	—	99	99
Total	$—	$199	$99	$298

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2023		June 30, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,939	$3,939	$4,029	$4,029
Current and long-term debt	8,140	7,781	8,114	7,665
DECIEM stock options	103	103	99	99
Deferred consideration payable	342	344	341	338

Derivatives
Cross-currency swap contracts - asset, net	25	25	22	22
Foreign currency forward contracts – asset (liability), net	(15)	(15)	27	27
Interest rate-related derivatives – liability, net	(131)	(131)	(150)	(150)

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

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The DECIEM stock option liability is measured using the Monte Carlo Method, which requires certain assumptions. Significant changes in the projected future operating results would result in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have a lesser effect. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e., when they are settled), which is expected in the fiscal 2024 fourth quarter, with an offsetting entry to compensation expense. See Note 9 – Stock Programs for discussion.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the DECIEM stock option liability for the six months ended December 31, 2023 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2023	$99
Changes in fair value, net of foreign currency remeasurements	3
Translation adjustments and other, net	1
DECIEM stock option liability as of December 31, 2023	$103

NOTE 6 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts and customer deductions totaling $30 million as of December 31, 2023 and June 30, 2023. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	December 31, 2023
Balance at June 30, 2023	$16
Provision for expected credit losses	1
Write-offs, net & other	(1)
Balance at December 31, 2023	$16

The remaining balance of the allowance for doubtful accounts and customer deductions of $14 million as of December 31, 2023 and June 30, 2023, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022
Deferred revenue, beginning of period	$581	$362	$572	$362
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(96)	(131)	(249)	(280)
Revenue deferred during the period	124	119	293	276
Other	1	3	(6)	(5)
Deferred revenue, end of period	$610	$353	$610	$353

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2023, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $370 million. The remaining balance of deferred revenue at December 31, 2023 will be recognized beyond the next twelve months, of which $229 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

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

The components of net periodic benefit cost for the three months ended December 31, 2023 and 2022 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$9	$9	$7	$6	$1	$—
Interest cost	11	10	4	4	2	2
Expected return on plan assets	(13)	(14)	(6)	(4)	—	—
Amortization of:
Actuarial loss (gain)	1	1	(2)	(1)	—	—
Net periodic benefit cost	$8	$6	$3	$5	$3	$2

The components of net periodic benefit cost for the six months ended December 31, 2023 and 2022 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2023	2022	2023	2022	2023	2022
Service cost	$18	$18	$13	$13	$1	$—
Interest cost	23	20	9	7	4	4
Expected return on plan assets	(27)	(28)	(12)	(8)	—	—
Amortization of:
Actuarial loss (gain)	2	2	(4)	(2)	—	—
Net periodic benefit cost	$16	$12	$6	$10	$5	$4

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	December 31, 2023	June 30, 2023
Other assets	$117	$115
Other accrued liabilities	(35)	(34)
Other noncurrent liabilities	(364)	(395)
Funded status	(282)	(314)
Accumulated other comprehensive loss	236	235
Net amount recognized	$(46)	$(79)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including product liability matters (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, securities, tax, and privacy. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings, including the matters referred to below, are not material to the Company’s consolidated financial statements.

On December 7, 2023 and also on January 22, 2024, the Company and its Chief Executive Officer and Chief Financial Officer were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Southern District of New York. The first complaint alleges that defendants made materially false and misleading statements during the period August 18, 2022 to May 2, 2023 in press releases, the Company’s public filings and during conference calls with analysts that artificially inflated the price of the Company’s stock. The second complaint alleges that defendants made materially false and misleading statements during the period February 3, 2022 to October 31, 2023 in press releases, the Company’s public filings and during conference calls with analysts that artificially inflated the price of the Company’s stock.

Both securities class action complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Motions for appointment as lead plaintiff and lead counsel are due on February 5, 2024. Defendants intend to defend the actions vigorously.

On February 1, 2024, a shareholder derivative action complaint was filed against certain of the Company’s officers, all the Company’s directors as of that date and certain of the Company’s former directors as of that date (collectively the “Derivative Action Defendants”) in the United States District Court for the Southern District of New York. The complaint alleges that the Derivative Action Defendants breached their fiduciary duties to the Company based on the same alleged course of conduct identified in the securities class action complaints described above. The Derivative Action Defendants intend to defend the action vigorously.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – STOCK PROGRAMS

Additional information relating to the Company's stock programs and the DECIEM stock options are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $109 million and $112 million for the three months ended December 31, 2023 and 2022, respectively, and was $189 million and $165 million for the six months ended December 31, 2023 and 2022, respectively.

Stock Options

During the six months ended December 31, 2023, the Company granted stock options in respect of approximately 1.8 million shares of Class A Common Stock with a weighted average exercise price per share of $155.92 and a weighted average grant date fair value per share of $52.83. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the six months ended December 31, 2023 was $20 million.

Restricted Stock Units

During the six months ended December 31, 2023, the Company granted RSUs in respect of approximately 1.5 million shares of Class A Common Stock with a weighted average grant date fair value per share of $156.23 that, at the time of grant, are scheduled to vest at 0.6 million, 0.5 million, and 0.4 million shares per year, in fiscal 2025, fiscal 2026 and fiscal 2027, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the six months ended December 31, 2023, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $156.39, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2026, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In August 2023, less than 0.1 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2023.

DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense (income), net of foreign currency remeasurements, for the three months ended December 31, 2023 and 2022 was $(5) million and $(4) million, respectively, and for the six months ended December 31, 2023 and 2022 was $3 million and $(3) million, respectively. There is no related income tax benefit on the DECIEM stock-based compensation expense. There were no DECIEM stock options exercised during the six months ended December 31, 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The DECIEM stock options are reported as a stock option liability of $103 million and $99 million in Other accrued liabilities in the accompanying consolidated balance sheets at December 31, 2023 and June 30, 2023, respectively, as they are expected to be settled in the fiscal 2024 fourth quarter. The fair value of the stock options were calculated by incorporating significant assumptions including the starting equity value, actual and projected net sales and EBITDA and the following key assumptions into the Monte Carlo Method:

	December 31, 2023	June 30, 2023
Risk-free rate	4.90%	4.90%
Term to mid of last twelve-month period	0.21 years	0.46 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	7.80%	7.80%
EBITDA discount rate	11.30%	11.30%
EBITDA volatility	30.20%	32.00%
Net sales volatility	13.60%	14.40%

NOTE 10 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

Net earnings attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net earnings attributable to The Estée Lauder Companies Inc. by the weighted average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net earnings attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method.

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2023	2022	2023	2022
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$313	$394	$344	$883

Denominator:
Weighted average common shares outstanding – Basic	358.7	357.7	358.6	357.8
Effect of dilutive stock options	0.7	2.1	1.0	2.4
Effect of PSUs	0.1	0.1	0.1	0.1
Effect of RSUs	0.5	0.5	0.6	0.6
Weighted average common shares outstanding – Diluted	360.0	360.4	360.3	360.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.87	$1.10	$.96	$2.47
Diluted	$.87	$1.09	$.95	$2.45

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022
Stock options	6.6	2.9	5.7	2.1
RSUs and PSUs	1.3	0.1	0.7	0.1

As of December 31, 2023 and 2022, 0.4 million and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended December 31		Six Months Ended December 31
(In millions, except per share data)	2023	2022	2023	2022
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	6,249	5,875	6,153	5,796
Common stock dividends	1	1	3	2
Stock-based compensation	117	124	211	202
Paid-in capital, end of the period	6,367	6,000	6,367	6,000

Retained earnings, beginning of the period	13,784	14,185	13,991	13,912
Common stock dividends	(239)	(237)	(477)	(453)
Net earnings attributable to The Estée Lauder Companies Inc.	313	394	344	883
Retained earnings, end of the period	13,858	14,342	13,858	14,342

Accumulated other comprehensive loss, beginning of the period	(1,063)	(1,078)	(934)	(762)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	207	249	78	(67)
Accumulated other comprehensive loss, end of the period	(856)	(829)	(856)	(829)

Treasury stock, beginning of the period	(13,634)	(13,471)	(13,631)	(13,362)
Acquisition of treasury stock	—	(92)	—	(184)
Stock-based compensation	(29)	(54)	(32)	(71)
Treasury stock, end of the period	(13,663)	(13,617)	(13,663)	(13,617)

Total equity	5,712	5,902	5,712	5,902

Redeemable noncontrolling interest, beginning of the period	$826	$808	$832	$842
Net earnings attributable to redeemable noncontrolling interest	11	3	16	4
Translation adjustments	13	8	2	(27)
Redeemable noncontrolling interest, end of the period	$850	$819	$850	$819

Cash dividends declared per common share	$.66	$.66	$1.32	$1.26

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2023:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2023	August 31, 2023	September 15, 2023	$.66
October 31, 2023	November 30, 2023	December 15, 2023	$.66

On February 2, 2024, a dividend was declared in the amount of $.66 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 15, 2024 to stockholders of record at the close of business on February 29, 2024.

Common Stock
Beginning in December 2022, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.
Accumulated Other Comprehensive Income
The following table represents changes in AOCI, net of tax, by component for the six months ended December 31, 2023:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts (2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2023	$59	$(15)	$(177)	$(801)		$(934)
OCI before reclassifications	(6)	18	1	89	(1)	102
Amounts reclassified to Net earnings	(16)	(7)	(1)	—		(24)
Net current-period OCI	(22)	11	—	89		78
Balance at December 31, 2023	$37	$(4)	$(177)	$(712)		$(856)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and six months ended December 31, 2023 and 2022:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$12	$22	$21	$37	Net sales
Interest rate-related derivatives	(1)	—	(1)	—	Interest expense
	11	22	20	37
Provision for deferred taxes	(2)	(5)	(4)	(9)	Provision for income taxes
	9	17	16	28	Net earnings

Cross-Currency Swap Contracts
Gain on cross-currency swap contracts	4	—	9	—	Selling, general and administrative
Provision for deferred taxes	(1)	—	(2)	—	Provision for income taxes
	3	—	7	—	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	—	—	—	—	Other components of net periodic benefit cost (1)
Amortization of actuarial gain	1	—	2	—	Other components of net periodic benefit cost (1)
	1	—	2	—
Provision for deferred taxes	(1)	—	(1)	—	Provision for income taxes
	—	—	1	—	Net earnings

Total reclassification adjustments, net	$12	$17	$24	$28	Net earnings

(1)See Note 7 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the six months ended December 31, 2023 and 2022 is as follows:

(In millions)	2023	2022
Cash:
Cash paid during the period for interest	$188	$94
Cash paid during the period for income taxes	$263	$249

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$41	$216
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$210	$107

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
During the fiscal 2024 second quarter, the Company identified and corrected prior-period misclassifications of net sales and operating income between certain of the Company’s product categories in its segment footnote. As a result, product category net sales and operating income have been adjusted from the amounts previously reported for the three and six months ended December 31, 2022 for comparability purposes. Presentation of product category net sales and operating income for three and nine months ended March 31, 2023, and fiscal years ended June 30, 2023 and 2022, will also be adjusted to reflect the misclassifications arising in those periods for comparability purposes within the prospective filings. The misclassifications had no impact on the current-period or prior-period consolidated statements of earnings, consolidated statements of comprehensive income, consolidated balance sheets, or the consolidated statements of cash flows, and the Company determined that the impact on the Company’s current-period and previously issued financial statements for the respective periods was not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,173	$2,427	$3,813	$4,539
Makeup	1,167	1,263	2,229	2,320
Fragrance	737	734	1,373	1,330
Hair Care	173	183	321	340
Other	30	14	62	27
	4,280	4,621	7,798	8,556
Returns associated with restructuring and other activities	(1)	(1)	(1)	(6)
Net sales	$4,279	$4,620	$7,797	$8,550

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$415	$433	$452	$969
Makeup	30	(24)	(10)	(4)
Fragrance	131	153	238	277
Hair Care	(3)	4	(25)	(8)
Other	9	(1)	27	(2)
	582	565	682	1,232
Reconciliation:
Charges associated with restructuring and other activities	(8)	(9)	(10)	(15)
Interest expense	(98)	(52)	(193)	(98)
Interest income and investment income, net	40	26	81	41
Other components of net periodic benefit cost	3	2	5	5
Earnings before income taxes	$519	$532	$565	$1,165

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,242	$1,235	$2,450	$2,358
Europe, the Middle East & Africa	1,589	1,816	2,841	3,498
Asia/Pacific	1,449	1,570	2,507	2,700
	4,280	4,621	7,798	8,556
Returns associated with restructuring and other activities	(1)	(1)	(1)	(6)
Net sales	$4,279	$4,620	$7,797	$8,550

Operating income (loss):
The Americas	$(55)	$(85)	$(237)	$40
Europe, the Middle East & Africa	379	409	523	743
Asia/Pacific	258	241	396	449
	582	565	682	1,232
Charges associated with restructuring and other activities	(8)	(9)	(10)	(15)
Operating income	$574	$556	$672	$1,217

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the effect of the corrections for the three and six months ended December, 31, 2022, the three and nine months ended March 31, 2023, and fiscal years ended June 30, 2023 and 2022.

	Three Months Ended December 31, 2022			Six Months Ended December 31, 2022
(In millions)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,382	$45	$2,427	$4,486	$53	$4,539
Makeup	1,268	(5)	1,263	2,320	$—	2,320
Fragrance	775	(41)	734	1,382	(52)	1,330
Hair Care	182	1	183	340	$—	340
Other	14	—	14	28	(1)	27
	4,621	$—	4,621	8,556	$—	8,556
Returns associated with restructuring and other activities	(1)	$—	(1)	(6)	$—	(6)
Net sales	$4,620	$—	$4,620	$8,550	$—	$8,550

Operating income (loss):
Skin Care	$421	$12	$433	$951	$18	$969
Makeup	(37)	13	(24)	(21)	17	(4)
Fragrance	177	(24)	153	310	(33)	277
Hair Care	5	(1)	4	(7)	(1)	(8)
Other	(1)	$—	(1)	(1)	(1)	(2)
	565	$—	565	1,232	$—	1,232
Charges associated with restructuring and other activities	(9)	$—	(9)	(15)	$—	(15)
Operating income	$556	$—	$556	$1,217	$—	$1,217

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2023			Nine Months Ended March 31, 2023
(In millions)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,922	$(7)	$1,915	$6,408	$46	$6,454
Makeup	1,088	16	1,104	3,408	16	3,424
Fragrance	585	(8)	577	1,967	(60)	1,907
Hair Care	149	(1)	148	489	(1)	488
Other	11	—	11	39	(1)	38
	3,755	—	3,755	12,311	—	12,311
Returns associated with restructuring and other activities	(4)	—	(4)	(10)	—	(10)
Net sales	$3,751	$—	$3,751	$12,301	$—	$12,301

Operating income (loss):
Skin Care	$256	$13	$269	$1,207	$31	$1,238
Makeup	(15)	10	(5)	(36)	27	(9)
Fragrance	89	(23)	66	399	(56)	343
Hair Care	(24)	—	(24)	(31)	(1)	(32)
Other	9	—	9	8	(1)	7
	315	—	315	1,547	—	1,547
Charges associated with restructuring and other activities	(18)	—	(18)	(33)	—	(33)
Operating income	$297	$—	$297	$1,514	$—	$1,514

	Year Ended June 30, 2023			Year Ended June 30, 2022
(In millions)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$8,202	$47	$8,249	$9,886	$16	$9,902
Makeup	4,516	16	4,532	4,667	3	4,670
Fragrance	2,512	(61)	2,451	2,508	(17)	2,491
Hair Care	653	(1)	652	631	—	631
Other	54	(1)	53	49	(2)	47
	15,937	—	15,937	17,741	—	17,741
Returns associated with restructuring and other activities	(27)	—	(27)	(4)	—	(4)
Net sales	$15,910	$—	$15,910	$17,737	$—	$17,737

Operating income (loss):
Skin Care	$1,204	$73	$1,277	$2,753	$23	$2,776
Makeup	(22)	1	(21)	133	(7)	126
Fragrance	440	(70)	370	456	(15)	441
Hair Care	(34)	(2)	(36)	(28)	—	(28)
Other	6	(2)	4	0	(1)	(1)
	1,594	—	1,594	3,314	—	3,314
Charges associated with restructuring and other activities	(85)	—	(85)	(144)	—	(144)
Operating income	$1,509	$—	$1,509	$3,170	$—	$3,170

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and six months ended December 31, 2023 and 2022, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category. During the fiscal 2024 second quarter, we identified and corrected misclassifications of net sales and operating income between certain of our product categories in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended December 31, 2023 and 2022. See Note 13 – Segment Data and Related Information for additional details.

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022
NET SALES
By Product Category:
Skin Care	$2,173	$2,427	$3,813	$4,539
Makeup	1,167	1,263	2,229	2,320
Fragrance	737	734	1,373	1,330
Hair Care	173	183	321	340
Other	30	14	62	27
	4,280	4,621	7,798	8,556
Returns associated with restructuring and other activities	(1)	(1)	(1)	(6)
Net sales	$4,279	$4,620	$7,797	$8,550

By Region(1):
The Americas	$1,242	$1,235	$2,450	$2,358
Europe, the Middle East & Africa	1,589	1,816	2,841	3,498
Asia/Pacific	1,449	1,570	2,507	2,700
	4,280	4,621	7,798	8,556
Returns associated with restructuring and other activities	(1)	(1)	(1)	(6)
Net sales	$4,279	$4,620	$7,797	$8,550

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$415	$433	$452	$969
Makeup	30	(24)	(10)	(4)
Fragrance	131	153	238	277
Hair Care	(3)	4	(25)	(8)
Other	9	(1)	27	(2)
	582	565	682	1,232
Charges associated with restructuring and other activities	(8)	(9)	(10)	(15)
Operating income	$574	$556	$672	$1,217

By Region(1):
The Americas	$(55)	$(85)	$(237)	$40
Europe, the Middle East & Africa	379	409	523	743
Asia/Pacific	258	241	396	449
	582	565	682	1,232
Charges associated with restructuring and other activities	(8)	(9)	(10)	(15)
Operating income	$574	$556	$672	$1,217

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	27.0	26.4	28.5	26.2
Gross profit	73.0	73.6	71.5	73.8

Operating expenses:
Selling, general and administrative	59.5	56.9	62.8	57.0
Restructuring and other charges	0.2	0.2	0.1	0.1
Impairment of other intangible assets	—	4.5	—	2.4
Total operating expenses	59.6	61.6	62.9	59.5

Operating income	13.4	12.0	8.6	14.2
Interest expense	2.3	1.1	2.5	1.1
Interest income and investment income, net	0.9	0.6	1.0	0.5
Other components of net periodic benefit cost	(0.1)	—	(0.1)	(0.1)

Earnings before income taxes	12.1	11.5	7.2	13.6
Provision for income taxes	4.6	2.9	2.6	3.3

Net earnings	7.6	8.6	4.6	10.4
Net earnings attributable to redeemable noncontrolling interest	(0.3)	(0.1)	(0.2)	—

Net earnings attributable to The Estée Lauder Companies Inc.	7.3%	8.5%	4.4%	10.3%

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

THE ESTÉE LAUDER COMPANIES INC.
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

•Our skin care net sales declined 10% for the three months ended December 31, 2023, primarily driven by lower net sales from Estée Lauder and Clinique. The decrease in net sales from Estée Lauder primarily reflected the impacts from the ongoing softness in overall prestige beauty in mainland China. Also contributing to the decrease in net sales from Estée Lauder and primarily driving the decrease in net sales from Clinique, was a decline in our Asia travel retail business, primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the response to changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. Partially offsetting the decrease in skin care net sales were higher net sales from The Ordinary, reflecting growth in every geographic region.

•Our makeup net sales decreased 8% for the three months ended December 31, 2023, primarily driven by lower net sales from M·A·C and Estée Lauder. Net sales from M·A·C decreased, primarily driven by the phasing out of select products in preparation for new product launches and the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter. Net sales from Estée Lauder decreased, primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels and lower conversion of travelers to consumers. Partially offsetting the makeup net sales decrease were higher net sales from Clinique, primarily driven by new product launches and continued success of hero products.

•Our fragrance net sales were flat for the three months ended December 31, 2023, primarily driven by higher net sales from Le Labo and Jo Malone London. Net sales from Le Labo increased, reflecting growth of hero products, new product launches and targeted expanded consumer reach due to the brand's launch in mainland China during the fiscal 2023 fourth quarter. The increase in net sales from Jo Malone London was primarily driven by new product launches. Partially offsetting the increase in fragrance net sales was lower net sales from Estée Lauder and the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the transition of licenses due to the license terminations related to certain of our designer fragrances effective June 30, 2022. The decrease in net sales from Estée Lauder for the three months ended December 31, 2023 was driven by an unfavorable impact due to timing of holiday shipments compared to the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.
•Our hair care net sales declined 5% for the three months ended December 31, 2023, primarily attributable to lower net sales from Aveda, reflecting a decline in North America, in the salon channel and in our online business.

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

•Net sales in The Americas remained virtually flat for the three months ended December 31, 2023, primarily driven by higher net sales in Latin America, led by Brazil and Mexico, primarily driven by growth in makeup and benefiting from the success of holiday and key shopping moments. These increases were partially offset by lower net sales in the United States, primarily driven by the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter, partially offset by incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of $15 million.

•Net sales in Europe, the Middle East & Africa decreased 13% for the three months ended December 31, 2023, primarily driven by our Asia travel retail business. The decline in our Asia travel retail business was primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the response to changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers.

•Net sales in Asia/Pacific decreased 8% for the three months ended December 31, 2023, primarily reflecting the impacts from the ongoing softness in overall prestige beauty in mainland China, partially offset by higher net sales in Hong Kong SAR, primarily driven by the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions.

Outlook

We have experienced, and are expecting to continue to experience, challenges within our Asia travel retail business, as well as the ongoing softness in overall prestige beauty in mainland China, as well as further business disruption in Israel and other parts of the Middle East. Net sales from Israel and the Middle East accounted for approximately 2% of consolidated net sales in each of fiscal 2023 and the first quarter of fiscal 2024. These challenges are collectively expected to negatively impact net sales and profitability, including an unfavorable impact to our effective tax rate from changes to our geographical mix of earnings. We have also experienced, and are expecting to continue to experience, under absorption of manufacturing variances due to lower production volumes. As a result of continuing to operate at a reduced capacity, we expect to recognize the impact of reduced manufacturing volumes on our standard cost within cost of sales in the fiscal 2024 third quarter. Additionally, we are continually evaluating our inventory position and actions we may take to reduce the balance, which could result in increased charges in future periods.

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

Cybersecurity Incident Disclosed in July 2023

As initially disclosed on July 18, 2023, we identified a cybersecurity incident in which an unauthorized third party gained access to some of our systems. Our investigation into the cybersecurity incident is complete. We determined that the unauthorized third party obtained some data from our systems, including consumer and employee data. We continue to take steps to enhance the security of our systems and coordinate with law enforcement authorities. We provided notification to governmental authorities in certain jurisdictions and also notified, and will continue to notify, affected individuals where required by law.

The incident did not have a material impact on net sales and was $.01 and $.07 dilutive to earnings per common share for the three and six months ended December 31, 2023, respectively, and based on this information is not expected to have a material impact on net sales and is expected to be dilutive approximately $.07 to earnings per common share for the fiscal 2024 full year.

Restructuring Program Component of the Profit Recovery Plan

As previously communicated on November 1, 2023, we launched a Profit Recovery Plan to help progressively rebuild our profit margins in fiscal years 2025 and 2026.

The Profit Recovery Plan is focused on rebuilding stronger, more sustainable profitability, supporting sales growth acceleration and increasing speed and agility. The plan is designed to improve gross margin, lower the cost base and reduce overhead expenses, while increasing investments in key consumer-facing activities. Upon completion of this plan, we expect to have improved our gross margin and expense base to drive greater operating leverage for the future.

As a component of the Profit Recovery Plan, on February 5, 2024, we announced a two-year restructuring program. The restructuring program’s main focus includes the reorganization and rightsizing of certain areas of our business as well as simplification and acceleration of processes. We committed to this course of action on February 1, 2024.
In connection with the restructuring program, at this time we estimate a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of our positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.
We plan to substantially complete specific initiatives under the restructuring program through fiscal 2026. We expect that the restructuring program will result in restructuring and other charges totaling between $500 million and $700 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs associated with implementing these initiatives.

Once fully implemented, we expect the restructuring program to yield annual target gross benefits of between $350 million and $500 million, before taxes, a portion of which is expected to be reinvested in consumer-facing activities. The net benefits are in addition to the between $800 million and $1,000 million previously communicated as part of the Profit Recovery Plan.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$4,279	$4,620	$7,797	$8,550
$ Change from prior-year period	(341)		(753)
% Change from prior-year period	(7)%		(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency adjusting for returns associated with restructuring and other activities	(8)%		(9)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased during the three and six months ended December 31, 2023, primarily driven by declines in our Asia travel retail business, primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the response to changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers, as well as the impacts from the ongoing softness in overall prestige beauty in mainland China.
The total net sales decrease was impacted by approximately $8 million of favorable and $3 million of unfavorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the three and six months ended December 31, 2023 of $1 million, and for the three and six months ended December 31, 2022 of $1 million and $6 million, respectively.

Reported net sales decreased 7% for the three months ended December 31, 2023, driven by the decrease from volume of 12%, partially offset by an increase from pricing of 4% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported net sales decreased 9% for the six months ended December 31, 2023, driven by the decrease from volume of 13%, partially offset by an increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$2,173	$2,427	$3,813	$4,539
$ Change from prior-year period	(254)		(726)
% Change from prior-year period	(10)%		(16)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(10)%		(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales decreased for the three months ended December 31, 2023, reflecting lower net sales from Estée Lauder and Clinique, combined, of approximately $261 million. The decrease in net sales from Estée Lauder primarily reflected the impacts from the ongoing softness in overall prestige beauty in mainland China. Also contributing to the decrease in net sales from Estée Lauder and primarily driving the decrease in net sales from Clinique, was a decline in our Asia travel retail business. This decline was primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the response to changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. Also contributing to the decline in net sales from Clinique was the impacts from the ongoing softness in overall prestige beauty in mainland China.
Reported skin care net sales decreased for the six months ended December 31, 2023, reflecting lower net sales from Estée Lauder, La Mer, and Clinique, combined, of approximately $726 million, primarily driven by the declines in our Asia travel retail business, primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the response to changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers, as well as declines in mainland China, reflecting the impacts from the ongoing softness in overall prestige beauty.
Partially offsetting these decreases in skin care net sales for the three and six months ended December 31, 2023 were higher net sales from The Ordinary, driven by growth in every geographic region, reflecting continued success of hero products, new product launches and successful performance during holiday and key shopping moments.
The skin care net sales decrease was impacted by approximately $1 million and $18 million of unfavorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Reported skin care net sales decreased 10% for the three months ended December 31, 2023, driven by the decrease from volume of 16%, partially offset by an increase from pricing of 6%, due to the favorable impact from strategic pricing actions and changes in mix.

Reported skin care net sales decreased 16% for the six months ended December 31, 2023, driven by the decrease from volume of 19%, partially offset by an increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,167	$1,263	$2,229	$2,320
$ Change from prior-year period	(96)		(91)
% Change from prior-year period	(8)%		(4)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(8)%		(4)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased for the three and six months ended December 31, 2023, reflecting lower net sales from M·A·C and Estée Lauder, combined, of approximately $101 million and $123 million, respectively. In both periods, net sales from M·A·C decreased, primarily due to the phasing out of select products in preparation for new product launches and the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter. Also contributing to the decrease in net sales from M·A·C and primarily driving the decrease in net sales from Estée Lauder for the three and six months ended December 31, 2023 was a decline in our Asia travel retail business. This decline was primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels and lower conversion of travelers to consumers. The decrease in net sales from M·A·C and Estée Lauder were partially offset in both periods by the success of new product launches.

Partially offsetting the makeup net sales decrease for the three and six months ended December 31, 2023 were higher net sales from Clinique, primarily driven by continued success of hero products and new product launches.

The makeup net sales decrease was impacted by approximately $6 million and $10 million of favorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Reported makeup net sales decreased 8% for the three months ended December 31, 2023, driven by a decrease from volume of 11%, partially offset by the increase from pricing of 2% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported makeup net sales decreased 4% for the six months ended December 31, 2023, driven by a decrease from volume of 7%, partially offset by the increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$737	$734	$1,373	$1,330
$ Change from prior-year period	3		43
% Change from prior-year period	—%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	—%		3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales were flat for the three months ended December 31, 2023, primarily reflecting higher net sales from Le Labo and Jo Malone London, combined, of approximately $29 million, and increased for the six months ended December 31, 2023, primarily reflecting higher net sales from Le Labo, Jo Malone London and TOM FORD, combined, of approximately $70 million. Net sales from Le Labo increased in both periods, reflecting growth of hero products, including the successful City Exclusives collection, new product launches, successful performance during holiday and key shopping moments and targeted expanded consumer reach due to the brand's launch in mainland China during the fiscal 2023 fourth quarter. The increase in net sales from Jo Malone London for the three and six months ended December 31, 2023, was driven by new product launches and successful performance during holiday and key shopping moments. The increase in net sales from TOM FORD for the six months ended December 31, 2023, reflected the continued success of Signature and Private Blend fragrances and expanded distribution.

Partially offsetting the increases in fragrance net sales for the three and six months ended December 31, 2023 were lower net sales from Estée Lauder and the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the transition of licenses due to the license terminations related to certain of our designer fragrances effective June 30, 2022, combined, of approximately $36 million and $44 million, respectively. The decrease in net sales from Estée Lauder for the three months ended December 31, 2023 was driven by an unfavorable impact due to timing of holiday shipments compared to the prior-year period. The decrease in net sales from Estée Lauder for the six months ended December 31, 2023 was primarily driven by business disruptions in Israel and other parts of the Middle East.

Fragrance net sales were impacted by approximately $2 million and $3 million of favorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Reported fragrance net sales were flat for the three months ended December 31, 2023, driven by the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. This increase was partially offset by the decrease from volume of 4%.

Reported fragrance net sales increase 3% for the six months ended December 31, 2023, driven by the increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. This increase was partially offset by the decrease from volume of 1%.
Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$173	$183	$321	$340
$ Change from prior-year period	(10)		(19)
% Change from prior-year period	(5)%		(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%		(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three and six months ended December 31, 2023, driven by lower net sales from Aveda, primarily reflecting a decline in North America, in the salon channel and in our online business.

The hair care net sales decrease was impacted by approximately $1 million and $2 million of favorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Reported hair care net sales decreased 5% for the three months ended December 31, 2023, driven by the decrease from volume of 12%. This decrease was partially offset by the increase from pricing of 6%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact of foreign currency translation of 1%.

Reported hair care net sales decreased 6% for the six months ended December 31, 2023, driven by the decrease from volume of 11%. This decrease was partially offset by the increase from pricing of 5%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact of foreign currency translation of 1%.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,242	$1,235	$2,450	$2,358
$ Change from prior-year period	7		92
% Change from prior-year period	1%		4%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	1%		4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The increase in reported net sales in The Americas for the three months ended December 31, 2023 was primarily driven by an increase in net sales in Latin America, led by Brazil and Mexico, of approximately $19 million. The increase in net sales in Brazil and Mexico was led by growth in makeup and benefited from the success of holiday and key shopping moments. Partially offsetting the increase in net sales in The Americas for the three months ended December 31, 2023 was a decrease in net sales in the United States, primarily driven by the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter, partially offset by incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of $15 million.

The increase in reported net sales in The Americas for the six months ended December 31, 2023 was driven primarily by increased net sales in the United States, Brazil and Mexico, combined, of approximately $80 million. The increase in net sales in the United States primarily reflected strong performance by The Ordinary, as well as growth in fragrance, led by Jo Malone London, TOM FORD, and Le Labo, and incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of $32 million. Partially offsetting the increase in net sales in the United States was the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter. The increase in net sales in Brazil and Mexico was led by growth in makeup and benefited from the success of holiday and key shopping moments.

Net sales in The Americas were impacted by approximately $2 million of unfavorable foreign currency translation for the six months ended December 31, 2023.

Reported net sales in The Americas increased 1% for the three months ended December 31, 2023, driven by the impact from the royalty revenue from the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of 1% and the increase from volume of 1%. These increases were partially offset by a decrease from pricing of 1%, due to the unfavorable impact from changes in mix, partially offset by strategic pricing actions.

Reported net sales in The Americas increased 4% for the six months ended December 31, 2023, driven by the increase from volume of 3% and the impact from the royalty revenue from the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of 1%. The impact from pricing was virtually flat, due to the unfavorable impact from changes in mix, offset by strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,589	$1,816	$2,841	$3,498
$ Change from prior-year period	(227)		(657)
% Change from prior-year period	(13)%		(19)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(14)%		(20)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa for the three and six months ended December 31, 2023, primarily driven by lower net sales from our Asia travel retail business. The decrease in net sales from our Asia travel retail business was primarily due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. While these efforts continue, as a result of actions taken to date our retailer inventory levels have decreased.

Partially offsetting the decrease in Europe, the Middle East & Africa for the six months ended December 31, 2023 were higher net sales in the United Kingdom, primarily driven by strong performance by The Ordinary.

Net sales in Europe, the Middle East & Africa were impacted by approximately $23 million and $52 million of favorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Reported net sales in Europe, the Middle East & Africa decreased 13% for the three months ended December 31, 2023, driven by the decrease from volume of 21%. This decrease was partially offset by the increase from pricing of 7%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%.

Reported net sales in Europe, the Middle East & Africa decreased 19% for the six months ended December 31, 2023, driven by the decrease from volume of 23%. This decrease was partially offset by the increase from pricing of 3%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%.
Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Net sales	$1,449	$1,570	$2,507	$2,700
$ Change from prior-year period	(121)		(193)
% Change from prior-year period	(8)%		(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(7)%		(5)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales decreased in Asia/Pacific for the three and six months ended December 31, 2023, primarily reflecting the impacts from the ongoing softness in overall prestige beauty in mainland China.

Partially offsetting the net sales decrease in Asia/Pacific for the three and six months ended December 31, 2023 was an increase in net sales in Hong Kong SAR, primarily driven by the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions.

Net sales in Asia/Pacific were impacted by approximately $15 million and $53 million of unfavorable foreign currency translation for the three and six months ended December 31, 2023, respectively.

Reported net sales in Asia/Pacific decreased 8% for the three months ended December 31, 2023, driven by the decrease from volume of 13% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was the increase from pricing of 6%, due to the favorable impact from strategic pricing actions and changes in mix.

Reported net sales in Asia/Pacific decreased 7% for the six months ended December 31, 2023, driven by the decrease from volume of 12% and the unfavorable impact from foreign currency translation of 2%. Partially offsetting these decreases was the increase from pricing of 7%, due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN
Gross margin decreased to 73.0% and 71.5% for the three and six months ended December 31, 2023, respectively, as compared with 73.6% and 73.8% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2023
	Three Months Ended	Six Months Ended
Mix of business	65	(10)
Obsolescence charges	(25)	(65)
Manufacturing costs and other	(20)	(70)
Foreign exchange transactions	(80)	(85)
Total	(60)	(230)

The decrease in gross margin for the three months ended December 31, 2023 reflected higher obsolescence charges, primarily due to excess inventory on hand, both driven by the lower than expected demand primarily within our travel retail business and mainland China, and the unfavorable impacts from higher manufacturing costs and other, driven primarily by the under absorption of manufacturing variances due to lower production volumes in the second half of fiscal 2023, partially offset by the favorable impact from a change in our manufacturing variance deferral period as well as favorability in freight and transportation costs.

Partially offsetting the decrease in gross margin for the three months ended December 31, 2023 was a favorable impact from our mix of business, primarily driven by brand mix, reflecting the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities for The Ordinary, and decreased sales of our lower margin skin care product sets compared to the prior-year period. These favorable impacts within our mix of business were partially offset by higher costs associated with promotional items.

The decrease in gross margin for the six months ended December 31, 2023 reflected unfavorable impacts from higher manufacturing costs and other, driven primarily by the under absorption of manufacturing variances due to lower production volumes in the second half of fiscal 2023, partially offset by the favorable impact from a change in deferral period as well as favorability in freight and transportation costs, and higher obsolescence charges, primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 59.6% and 62.9% for the three and six months ended December 31, 2023, respectively, as compared with 61.6% and 59.5% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2023
	Three Months Ended	Six Months Ended
General and administrative expenses	—	(100)
Advertising, merchandising, sampling and product development	(50)	(180)
Selling	(110)	(140)
Stock-based compensation	(10)	(60)
Store operating costs	(80)	(90)
Shipping	(10)	(10)
Foreign exchange transactions	—	10
Subtotal	(260)	(570)
Other intangible asset impairments	450	240
Changes in fair value of acquisition-related stock options	10	(10)
Total	200	(340)

The favorable change in operating expense margin for the three months ended December 31, 2023 was partially offset by the impact of the decrease in net sales, as well as higher selling costs and store operating costs as we continue to invest in our business including through increased demonstration expenses and targeted expanded consumer reach, while also decreasing certain expenses through disciplined expense management.

The unfavorable change in operating expense margin for the six months ended December 31, 2023 was driven by the impact of the decrease in net sales and higher general and administrative expenses, as well as higher selling expenses and store operating costs as we continue to invest in our business including through increased demonstration expenses and targeted expanded consumer reach, while also decreasing certain expenses through disciplined expense management. The increase in general and administrative expense, including stock-based compensation, reflected higher employee-related costs, primarily driven by the unfavorable year-over-year comparisons in the recognition of expenses and adjustments related to our performance share units, restricted stock units, as well as annual increases to salaries and wages, partially offset by lower incentive compensation.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$574	$556	$672	$1,217
$ Change from prior-year period	18		(545)
% Change from prior-year period	3%		(45)%

Operating margin	13.4%	12.0%	8.6%	14.2%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(25)%		(52)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three months ended December 31, 2023 was primarily driven by a decrease in operating expense margin, partially offset by a decrease in net sales and a decrease in gross margin, discussed above.
The decrease in reported operating margin for the six months ended December 31, 2023 was primarily driven by a decrease in net sales, decrease in gross margin and the increase in operating expense margin, discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three and six months ended December 31, 2023 of $8 million and $10 million, and for the three and six months ended December 31, 2022 of $9 million and $15 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Skin Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$415	$433	$452	$969
$ Change from prior-year period	(18)		(517)
% Change from prior-year period	(4)%		(53)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	(22)%		(57)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased for the three months ended December 31, 2023, reflecting lower operating results from Estée Lauder and, to a lesser extent, Clinique, combined, of approximately $146 million, primarily driven by decreases in net sales, partially offset by disciplined advertising and promotional expense management.

Reported skin care operating income decreased for the six months ended December 31, 2023, reflecting lower operating results from Estée Lauder and La Mer, combined, of approximately $523 million. The decrease in operating results from Estée Lauder was primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Operating results from La Mer decreased, primarily driven by the decrease in net sales and investments in advertising and promotional activities.

The decrease in skin care operating income for the three and six months ended December 31, 2023 also included higher obsolescence charges primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China, and for the six months ended December 31, 2023, higher employee-related costs, including an increase in stock-based compensation expense, partially offset by lower incentive compensation, as discussed above.

Partially offsetting the decrease in skin care operating income for the three and six months ended December 31, 2023 was the favorable year-over-year impact of the fiscal 2023 second quarter other intangible asset impairment related to Dr.Jart+ of $100 million, as well as higher results from The Ordinary, primarily driven by an increase in net sales. Also contributing to the increase in operating results from The Ordinary for the three months ended December 31, 2023 was a decrease in cost of sales primarily driven by the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities for The Ordinary, partially offset by higher shipping costs to support key shopping moments. The increase in operating results from The Ordinary for the six months ended December 31, 2023 also reflected an increase in advertising and promotional activities and general and administrative expenses as the brand continues to invest and support the growth of the business.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income (loss)	$30	$(24)	$(10)	$(4)
$ Change from prior-year period	54		(6)
% Change from prior-year period	100+%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	(64)%		(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income increased for the three months ended December 31, 2023 primarily reflecting the favorable year-over-year impact of other intangible asset impairments related to Too Faced and Smashbox of $107 million, and higher results from Clinique, primarily driven by an increase in net sales.

Partially offsetting the increase in makeup operating income for the three months ended December 31, 2023 and primarily driving the decrease in makeup operating income for the six months ended December 31, 2023 were lower results from M·A·C and Estée Lauder, combined, of approximately $54 million and $86 million, respectively. In both periods, the decrease in operating income from M·A·C was primarily driven by a decrease in net sales, partially offset by lower advertising and promotional expenses, due to timing of advertising activities and disciplined expense management. Operating income from Estée Lauder decreased for the three and six months ended December 31, 2023, primarily driven by a decrease in net sales, partially offset by lower advertising and promotional expenses due to disciplined expense management.

The increase in makeup operating income for the three months ended December 31, 2023 was also partially offset by higher obsolescence charges primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China.

The decrease in makeup operating income for the six months ended December 31, 2023 also reflected higher obsolescence charges primarily due to excess inventory on hand driven by lower than expected demand primarily within our travel retail business and mainland China, as well as higher employee-related costs, including an increase in stock-based compensation expense, partially offset by lower incentive compensation, as discussed above.

Partially offsetting the decrease in operating income in makeup for the six months ended December 31, 2023 was the favorable year-over-year impact of other intangible asset impairments related to Too Faced and Smashbox of $107 million and higher operating results from TOM FORD and Clinique, combined, of approximately $31 million. The increase in operating results from Clinique for the six months ended December 31, 2023 was primarily driven by the increase in net sales. The increase in operating results from TOM FORD for the six months ended December 31, 2023 reflected a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand and an increase in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$131	$153	$238	$277
$ Change from prior-year period	(22)		(39)
% Change from prior-year period	(14)%		(14)%

Reported fragrance operating income decreased for the three months ended December 31, 2023, reflecting the unfavorable year-over-year impact of residual net sales in the prior-year period associated with the license terminations related to certain of our designer fragrances effective June 30, 2022 and lower results from Estée Lauder, combined, of approximately $19 million. The decrease in operating income from Estée Lauder was primarily driven by decreases in net sales, partially offset by lower advertising and promotional expenses due to disciplined expense management.

Partially offsetting the fragrance operating income decrease for the three months ended December 31, 2023 were higher results from Jo Malone London, primarily driven by an increase in net sales and lower advertising and promotional expenses due to the timing of advertising activities compared to the prior-year period and disciplined expense management.

Reported fragrance operating income decreased for the six months ended December 31, 2023, reflecting lower results from Clinique and TOM FORD, combined, of approximately $19 million. The decrease in operating income from Clinique was primarily due to a decrease in net sales. The decrease in operating income from TOM FORD was primarily driven by an increase in cost of sales, due in part to an increase in promotional items, higher advertising and promotional activities to support key shopping moments and an increase in selling expenses due to increased demonstration expenses compared to the prior-year period, partially offset by a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand and an increase in net sales. The decrease in fragrance operating income for the six months ended December 31, 2023 also reflected higher employee-related costs, including an increase in stock-based compensation expense, partially offset by lower incentive compensation, as discussed above.

Partially offsetting the fragrance operating decrease for the six months ended December 31, 2023 was higher operating results from Le Labo, primarily driven by an increase in net sales, partially offset by higher advertising and promotional activities to support new product launches, an increase in selling expenses due to increased demonstration expenses compared to the prior-year period and increased store operating costs, due to targeted expanded consumer reach.

Hair Care

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income (loss)	$(3)	$4	$(25)	$(8)
$ Change from prior-year period	(7)		(17)
% Change from prior-year period	(100+)%		(100+)%

Reported hair care operating results decreased for the three and six months ended December 31, 2023, primarily driven by lower results from Aveda and Bumble and bumble, combined, of approximately $5 million and $12 million, respectively, reflecting decreases in net sales. Partially offsetting the lower results from Aveda in both periods was disciplined advertising and promotional expense management. Also contributing to the decrease in hair care operating income for the six months ended December 31, 2023 were higher employee-related costs, including an increase in stock-based compensation expense, partially offset by lower incentive compensation, as discussed above.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income (loss)	$(55)	$(85)	$(237)	$40
$ Change from prior-year period	30		(277)
% Change from prior-year period	35%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and change in fair value of acquisition-related stock options	(100+)%		(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas for the three months ended December 31, 2023, primarily reflecting the favorable year-over-year impact of other intangible asset impairments relating to Too Faced and Smashbox of $107 million during the fiscal 2023 second quarter, partially offset by lower intercompany royalty income of $85 million compared to the prior-year period, driven by a decrease in net sales in our travel retail business.

Reported operating results decreased in The Americas for the six months ended December 31, 2023, primarily reflecting lower results from the United States, reflecting lower intercompany royalty income of $270 million compared to the prior-year period, driven by a decrease in net sales in our travel retail business, higher cost of sales due to higher obsolescence charges primarily due to excess inventory on hand driven by lower demand, partially offset by the favorable year-over-year impact of other intangible asset impairments relating to Too Faced and Smashbox of $107 million during the fiscal 2023 second quarter, and an increase in net sales.

Partially offsetting the decrease in operating results in The Americas for the six months ended December 31, 2023, was higher results from Canada, driven by lower cost of sales reflecting the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities for The Ordinary and an increase in net sales.

Europe, the Middle East & Africa

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$379	$409	$523	$743
$ Change from prior-year period	(30)		(220)
% Change from prior-year period	(7)%		(30)%

Reported operating income decreased in Europe, the Middle East & Africa for the three and six months ended December 31, 2023, primarily driven by lower results from our travel retail business, primarily due to the decrease in net sales, partially offset by the associated decrease in intercompany royalty expense to The Americas of $85 million and $270 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting the decrease in operating income in Europe, the Middle East & Africa for the three months ended December 31, 2023 were higher results from Russia, primarily due to an increase in net sales as we continue selling a limited selection of products to retailers in Russia, as well as a decrease in expenses as a result of our scaled down operations, including the closure of all of our freestanding stores.
Asia/Pacific

	Three Months Ended December 31		Six Months Ended December 31
($ in millions)	2023	2022	2023	2022
As Reported:
Operating income	$258	$241	$396	$449
$ Change from prior-year period	17		(53)
% Change from prior-year period	7%		(12)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	(24)%		(28)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income increased in Asia/Pacific for the three months ended December 31, 2023, primarily driven by higher results in Korea, led by the Dr.Jart+ travel retail business in Korea, primarily reflecting the favorable year-over-year impact of the fiscal 2023 second quarter other intangible asset impairment relating to Dr. Jart+ of $100 million.

Partially offsetting the increase in operating income for the three months ended December 31, 2023 was lower operating results from mainland China, primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management.

Reported operating income decreased in Asia/Pacific for the six months ended December 31, 2023, primarily driven by lower operating results from mainland China and Taiwan, combined, of approximately $145 million. The decrease in operating income in mainland China primarily reflects a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Operating income in Taiwan decreased, primarily driven by a decrease in net sales.

Partially offsetting the decrease in operating income in Asia/Pacific for the six months ended December 31, 2023 was higher operating results from Korea and Hong Kong SAR, combined, of approximately $112 million. The increase in operating income from Korea was driven by the favorable year-over-year impact of the fiscal 2023 second quarter other intangible asset impairment relating to Dr. Jart+ of $100 million, partially offset by a decrease in net sales from our Asia travel retail business due to the ongoing actions that we and our retailers have taken to reset retailer inventory levels, including the changes in government and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. The higher operating results from Hong Kong SAR was primarily driven by the increase in net sales, partially offset by an increase in cost of sales, due in part to an increase in promotional items.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31		Six Months Ended December 31
(In millions)	2023	2022	2023	2022
Interest expense	$98	$52	$193	$98
Interest income and investment income, net	$40	$26	$81	$41

THE ESTÉE LAUDER COMPANIES INC.

Interest expense increased for the three and six months ended December 31, 2023, primarily reflecting a higher debt balance, due in part to the financing of our acquisition of the TOM FORD brand, including the issuance of commercial paper primarily in the second half of fiscal 2023, and the issuance of Senior Notes in May 2023. Also contributing to the increase in interest expense was higher interest rates compared to the prior-year period. Interest income and investment income, net increased in both periods, primarily reflecting higher interest rates compared to the prior-year period.

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

	Three Months Ended December 31		Six Months Ended December 31
	2023	2022	2023	2022
Effective rate for income taxes	37.6%	25.4%	36.3%	23.9%
Basis-point change from the prior-year period	1,220		1,240

For the three months ended December 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2024, and the unfavorable impact associated with previously issued stock-based compensation, partially offset by a decrease in state and local income taxes.

For the six months ended December 31, 2023, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2024, and the unfavorable impact associated with previously issued stock-based compensation.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31		Six Months Ended December 31
($ in millions, except per share data)	2023	2022	2023	2022
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$313	$394	$344	$883
$ Change from prior-year period	(81)		(539)
% Change from prior-year period	(21)%		(61)%
Diluted net earnings per common share	$.87	$1.09	$.95	$2.45
% Change from prior-year period	(20)%		(61)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	(43)%		(66)%
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
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended December 31		Variance	% Change	% Change in constant currency
	2023	2022
Net sales, as reported	$4,279	$4,620	$(341)	(7)%	(8)%
Returns associated with restructuring and other activities	1	1	—
Net sales, as adjusted	$4,280	$4,621	$(341)	(7)%	(8)%

Operating income, as reported	$574	$556	$18	3%	5%
Charges associated with restructuring and other activities	8	9	(1)
Other intangible asset impairments	—	207	(207)
Change in fair value of acquisition-related stock options	(5)	(4)	(1)
Operating income, as adjusted	$577	$768	$(191)	(25)%	(24)%

Diluted net earnings per common share, as reported	$.87	$1.09	$(.22)	(20)%	(19)%
Charges associated with restructuring and other activities	.02	.02	—
Other intangible asset impairments	—	.44	(.44)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	(.01)	(.01)	—
Diluted net earnings per common share, as adjusted	$.88	$1.54	$(.66)	(43)%	(42)%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Six Months Ended December 31		Variance	% Change	% Change in constant currency
	2023	2022
Net sales, as reported	$7,797	$8,550	$(753)	(9)%	(9)%
Returns associated with restructuring and other activities	1	6	(5)
Net sales, as adjusted	$7,798	$8,556	$(758)	(9)%	(9)%

Operating income, as reported	$672	$1,217	$(545)	(45)%	(43)%
Charges associated with restructuring and other activities	10	15	(5)
Other intangible asset impairments	—	207	(207)
Change in fair value of acquisition-related stock options	3	(3)	6
Operating income, as adjusted	$685	$1,436	$(751)	(52)%	(51)%

Diluted net earnings per common share, as reported	$0.95	$2.45	$(1.50)	(61)%	(60)%
Charges associated with restructuring and other activities	.02	.03	(.01)
Other intangible asset impairments	—	.44	(.44)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	.01	(.01)	.02
Diluted net earnings per common share, as adjusted	$.98	$2.91	$(1.93)	(66)%	(65)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended December 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$2,173	$2,427	$(254)	$1	$(253)	(10)%	(10)%
Makeup	1,167	1,263	(96)	(6)	(102)	(8)	(8)
Fragrance	737	734	3	(2)	1	—	—
Hair Care	173	183	(10)	(1)	(11)	(5)	(6)
Other	30	14	16	—	16	100+	100+
	4,280	4,621	(341)	(8)	(349)	(7)	(8)
Returns associated with restructuring and other activities	(1)	(1)	—	—	—
Total	$4,279	$4,620	$(341)	$(8)	$(349)	(7)%	(8)%

By Region:
The Americas	$1,242	$1,235	$7	$—	$7	1%	1%
Europe, the Middle East & Africa	1,589	1,816	(227)	(23)	(250)	(13)	(14)
Asia/Pacific	1,449	1,570	(121)	15	(106)	(8)	(7)
	4,280	4,621	(341)	(8)	(349)	(7)	(8)
Returns associated with restructuring and other activities	(1)	(1)	—	—	—
Total	$4,279	$4,620	$(341)	$(8)	$(349)	(7)%	(8)%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Six Months Ended December 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$3,813	$4,539	$(726)	$18	$(708)	(16)%	(16)%
Makeup	2,229	2,320	(91)	(10)	(101)	(4)	(4)
Fragrance	1,373	1,330	43	(3)	40	3	3
Hair Care	321	340	(19)	(2)	(21)	(6)	(6)
Other	62	27	35	—	35	100+	100+
	7,798	8,556	(758)	3	(755)	(9)	(9)
Returns associated with restructuring and other activities	(1)	(6)	5	—	5
Total	$7,797	$8,550	$(753)	$3	$(750)	(9)%	(9)%

By Region:
The Americas	$2,450	$2,358	$92	$2	$94	4%	4%
Europe, the Middle East & Africa	2,841	3,498	(657)	(52)	(709)	(19)	(20)
Asia/Pacific	2,507	2,700	(193)	53	(140)	(7)	(5)
	7,798	8,556	(758)	3	(755)	(9)	(9)
Returns associated with restructuring and other activities	(1)	(6)	5	—	5
Total	$7,797	$8,550	$(753)	$3	$(750)	(9)%	(9)%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options:

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended December 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$415	$433	$(18)	$(100)	$(1)	$(119)	(4)%	(22)%
Makeup	30	(24)	54	(107)	—	(53)	100+	(64)
Fragrance	131	153	(22)	—	—	(22)	(14)	(14)
Hair Care	(3)	4	(7)	—	—	(7)	(100+)	(100+)
Other	9	(1)	10	—	—	10	100+	100+
	582	565	17	$(207)	$(1)	$(191)	3%	(25)%
Charges associated with restructuring and other activities	(8)	(9)	1
Total	$574	$556	$18

By Region:
The Americas	$(55)	$(85)	$30	$(107)	$(1)	$(78)	35%	(100+)%
Europe, the Middle East & Africa	379	409	(30)	—	—	(30)	(7)	(7)
Asia/Pacific	258	241	17	(100)	—	(83)	7	(24)
	582	565	17	$(207)	$(1)	$(191)	3%	(25)%
Charges associated with restructuring and other activities	(8)	(9)	1
Total	$574	$556	$18

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Six Months Ended December 31
($ in millions)	2023	2022	Variance
By Product Category:
Skin Care	$452	$969	$(517)	$(100)	$6	$(611)	(53)%	(57)%
Makeup	(10)	(4)	(6)	(107)	—	(113)	(100+)	(100+)
Fragrance	238	277	(39)	—	—	(39)	(14)	(14)
Hair Care	(25)	(8)	(17)	—	—	(17)	(100+)	(100+)
Other	27	(2)	29	—	—	29	100+	100+
	682	1,232	(550)	$(207)	$6	$(751)	(45)%	(52)%
Charges associated with restructuring and other activities	(10)	(15)	5
Total	$672	$1,217	$(545)

By Region:
The Americas	$(237)	$40	$(277)	$(107)	$6	$(378)	(100+)%	(100+)%
Europe, the Middle East & Africa	523	743	(220)	—	—	(220)	(30)	(30)
Asia/Pacific	396	449	(53)	(100)	—	(153)	(12)	(28)
	682	1,232	(550)	$(207)	$6	$(751)	(45)%	(52)%
Charges associated with restructuring and other activities	(10)	(15)	5
Total	$672	$1,217	$(545)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2023, we had cash and cash equivalents of $3,939 million compared with $4,029 million at June 30, 2023. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support seasonal working capital needs, currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. In the fiscal 2024 fourth quarter, we anticipate purchasing the remaining interest in DECIEM, pursuant to the terms of the net Put (Call) Option for a purchase price based on the performance of DECIEM. This will result in the settlement of the DECIEM stock options and the redeemable noncontrolling interest balances.

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

THE ESTÉE LAUDER COMPANIES INC.
Inflation impacted our overall operating results in the fiscal 2024 second quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 29, 2024, our long-term debt is rated A with a negative outlook by Standard & Poor’s and A1 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At December 31, 2023, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$590	$—	$590
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	295	—	295
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (7), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (8), (15)	695	—	695
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (9), (15)	555	—	555
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (10), (15)	604	—	604
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (11), (15)	644	—	644
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (12), (15)	696	—	696
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (13), (15)	499	—	499
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (14), (15)	—	499	499
Commercial paper (16)	—	995	995
Other long-term borrowings	32	—	32
Other current borrowings	—	6	6
	$6,640	$1,500	$8,140

(1)Consists of $600 million principal, unamortized debt discount of $3 million and debt issuance costs of $7 million.
(2)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $6 million.
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
(9)Consists of $600 million principal, unamortized debt discount of $3 million, debt issuance costs of $3 million and a $39 million loss to reflect the fair value of interest rate swaps.
(10)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $92 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $650 million principal, unamortized debt discount of $4 million and debt issuance costs of $2 million.
(12)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $3 million.
(13)Consists of $500 million principal and debt issuance costs of $1 million.
(14)Consists of $500 million principal and unamortized debt discount of $1 million.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
(16)Consists of $1,000 million principal and unamortized debt discount of $5 million.
Total debt as a percent of total capitalization was 59% at December 31, 2023 and June 30, 2023.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Six Months Ended December 31
(In millions)	2023	2022
Net cash flows provided by operating activities	$937	$751
Net cash flows used for investing activities	$(557)	$(285)
Net cash flows used for financing activities	$(489)	$(685)

The change in net cash flows provided by operating activities was primarily driven by a favorable change in working capital, reflecting a favorable change in inventory and promotional merchandise and other accrued and noncurrent liabilities which includes the favorable impact from the settlement of foreign currency forward contracts not designated as hedging instruments compared to the prior-year period, partially offset by lower earnings before tax, excluding non-cash items.

The change in net cash flows used for investing activities reflected an increase in capital expenditures, primarily driven by the investments related to our new manufacturing facility in Japan, and an unfavorable impact from the settlement of net investment hedges compared to the prior-year period, for which there is a partially offsetting favorable impact related to foreign currency forward contracts not designated as hedging instruments that is reflected in working capital noted above.

The change in net cash flows used for financing activities primarily reflected an increase in proceeds from the issuance of short-term commercial paper compared to the prior-year period, a favorable impact in repayments of debt due to the repayment of the outstanding principal balance of our $250 million, 2.35% senior notes that matured during the fiscal 2023 first quarter and lower treasury stock repurchases compared to the prior-year period, partially offset by repayments of commercial paper during the fiscal 2024 second quarter.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2023, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $254 million and $265 million as of December 31, 2023 and June 30, 2023, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million as of December 31, 2023 and June 30, 2023, respectively.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $53 million and $55 million as of December 31, 2023 and June 30, 2023, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2023 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2023	872	$127.62	—	25,073,242
November 2023	282,377	106.14	—	25,073,242
December 2023	—	—	—	25,073,242
	283,249	106.21	—

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

Item 5. Other Information.
Trading Arrangements
During the fiscal 2024 second quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: February 5, 2024		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)