Form 10-Q
period 2024-03-31
ESTEE LAUDER COMPANIES INC
filed 2024-05-01
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 24, 2024, 233,021,911 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2024	2023	2024	2023

Net sales	$3,940	$3,751	$11,737	$12,301
Cost of sales	1,107	1,159	3,331	3,401

Gross profit	2,833	2,592	8,406	8,900

Operating expenses
Selling, general and administrative	2,284	2,281	7,177	7,155
Restructuring and other charges	18	14	26	24
Impairment of other intangible assets	—	—	—	207
Total operating expenses	2,302	2,295	7,203	7,386

Operating income	531	297	1,203	1,514

Interest expense	94	58	287	156
Interest income and investment income, net	45	37	126	78
Other components of net periodic benefit cost	(4)	(4)	(9)	(9)
Earnings before income taxes	486	280	1,051	1,445

Provision for income taxes	151	125	356	403
Net earnings	335	155	695	1,042

Net loss (earnings) attributable to redeemable noncontrolling interest	(5)	1	(21)	(3)
Net earnings attributable to The Estée Lauder Companies Inc.	$330	$156	$674	$1,039

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$.92	$.44	$1.88	$2.90
Diluted	$.91	$.43	$1.87	$2.88

Weighted average common shares outstanding
Basic	359.1	357.9	358.8	357.8
Diluted	360.8	361.2	360.4	360.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023

Net earnings	$335	$155	$695	$1,042

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	21	(43)	(7)	(50)
Cross-currency swap contract gain (loss)	(4)	(11)	10	(11)
Retirement plan and other retiree benefit adjustments	24	—	22	—
Translation adjustments	(185)	(7)	(89)	(101)
Benefit (provision) for income taxes on components of other comprehensive income	(29)	16	(29)	23
Total other comprehensive loss, net of tax	(173)	(45)	(93)	(139)
Comprehensive income	162	110	602	903

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net loss (earnings)	(5)	1	(21)	(3)
Translation adjustments	15	(1)	13	26
Total comprehensive loss (income) attributable to redeemable noncontrolling interest	10	—	(8)	23
Comprehensive income attributable to The Estée Lauder Companies Inc.	$172	$110	$594	$926
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)	March 31 2024	June 30 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,701	$4,029
Accounts receivable, net	1,854	1,452
Inventory and promotional merchandise	2,307	2,979
Prepaid expenses and other current assets	672	679
Total current assets	8,534	9,139

Property, plant and equipment, net	3,133	3,179

Other assets
Operating lease right-of-use assets	1,836	1,797
Goodwill	2,453	2,486
Other intangible assets, net	5,438	5,602
Other assets	1,306	1,212
Total other assets	11,033	11,097
Total assets	$22,700	$23,415

LIABILITIES AND EQUITY
Current liabilities
Current debt	$505	$997
Accounts payable	1,197	1,670
Operating lease liabilities	363	357
Other accrued liabilities	3,351	3,216
Total current liabilities	5,416	6,240

Noncurrent liabilities
Long-term debt	7,265	7,117
Long-term operating lease liabilities	1,707	1,698
Other noncurrent liabilities	1,728	1,943
Total noncurrent liabilities	10,700	10,758

Commitments and contingencies

Redeemable noncontrolling interest	840	832

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2024 and June 30, 2023; shares issued: 470,884,456 at March 31, 2024 and 469,668,085 at June 30, 2023; Class B shares authorized: 304,000,000 at March 31, 2024 and June 30, 2023; shares issued and outstanding: 125,542,029 at March 31, 2024 and 125,542,029 at June 30, 2023	6	6
Paid-in capital	6,465	6,153
Retained earnings	13,950	13,991
Accumulated other comprehensive loss	(1,014)	(934)
	19,407	19,216
Less: Treasury stock, at cost; 237,870,661 Class A shares at March 31, 2024 and 237,590,199 Class A shares at June 30, 2023	(13,663)	(13,631)
Total equity	5,744	5,585
Total liabilities, redeemable noncontrolling interest and equity	$22,700	$23,415
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31
(In millions)	2024	2023

Cash flows from operating activities
Net earnings	$695	$1,042
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	614	548
Deferred income taxes	(165)	(70)
Non-cash stock-based compensation	276	234
Net loss on disposal of property, plant and equipment	7	8
Non-cash restructuring and other charges	6	20
Pension and post-retirement benefit expense	38	40
Pension and post-retirement benefit contributions	(75)	(20)
Impairment of other intangible assets	—	207
Other non-cash items	13	(9)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(404)	(254)
Decrease (increase) in inventory and promotional merchandise	653	(154)
Decrease (increase) in other assets, net	19	(69)
Decrease in accounts payable	(289)	(313)
Increase (decrease) in other accrued and noncurrent liabilities	106	(151)
Decrease in operating lease assets and liabilities, net	(23)	(42)
Net cash flows provided by operating activities	1,471	1,017

Cash flows from investing activities
Capital expenditures	(702)	(652)
Purchases of other intangible assets	—	(8)
Purchases of investments	(8)	(5)
Settlement of net investment hedges	(25)	138
Net cash flows used for investing activities	(735)	(527)

Cash flows from financing activities
Proceeds (repayments) of current debt, net	(215)	2,228
Proceeds from issuance of long-term debt, net	649	—
Debt issuance costs	(4)	—
Repayments of commercial paper (maturities after three months)	(785)	—
Repayments and redemptions of long-term debt	(7)	(261)
Net proceeds from stock-based compensation transactions	29	68
Payments to acquire treasury stock	(34)	(258)
Settlement of cross-currency swap	18	—
Dividends paid to stockholders	(710)	(687)
Net cash flows provided by (used for) financing activities	(1,059)	1,090

Effect of exchange rate changes on Cash and cash equivalents	(5)	(6)
Net decrease in Cash and cash equivalents	(328)	1,574
Cash and cash equivalents at beginning of period	4,029	3,957
Cash and cash equivalents at end of period	$3,701	$5,531
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation losses, net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $192 million and $5 million, net of tax, during the three months ended March 31, 2024 and 2023, respectively, and $103 million and $66 million, net of tax, during the nine months ended March 31, 2024 and 2023, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity.

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

The accompanying consolidated statements of earnings include net exchange gains on foreign currency transactions of $23 million and $25 million during the three months ended March 31, 2024 and 2023, respectively, and $52 million and $59 million during the nine months ended March 31, 2024 and 2023, respectively.

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

The Company’s largest customer during the three and nine months ended March 31, 2024 sells products primarily in China travel retail. This customer accounted for $395 million or 10%, and $165 million, or 4%, of the Company's consolidated net sales for the three months ended March 31, 2024 and 2023, respectively, and $750 million, or 6%, and $887 million, or 7%, for the nine months ended March 31, 2024 and 2023, respectively. This customer accounted for $189 million, or 10%, and $49 million, or 3%, of the Company's accounts receivable at March 31, 2024 and June 30, 2023, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	March 31, 2024	June 30, 2023
Raw materials	$776	$876
Work in process	312	362
Finished goods	960	1,404
Promotional merchandise	259	337
	$2,307	$2,979

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	March 31, 2024	June 30, 2023
Assets (Useful Life)
Land and improvements(1)	$70	$70
Buildings and improvements (10 to 40 years)	884	843
Machinery and equipment (3 to 10 years)	1,187	1,071
Computer hardware and software (4 to 10 years)	1,727	1,651
Furniture and fixtures (5 to 10 years)	136	136
Leasehold improvements	2,408	2,310
Construction in progress	677	827
	7,089	6,908
Less accumulated depreciation and amortization	(3,956)	(3,729)
	$3,133	$3,179
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $166 million and $147 million during the three months ended March 31, 2024 and 2023, respectively, and $491 million and $421 million during the nine months ended March 31, 2024 and 2023, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
Effective rate for income taxes	31.1%	44.6%	33.9%	27.9%
Basis-point change from the prior-year period	(1,350)		600

For the three months ended March 31, 2024, the decrease in the effective tax rate was primarily attributable to a lower effective tax rate on the Company's foreign operations due to the timing of the estimated change in the Company's full year geographical mix of earnings in the current and prior-year periods, partially offset by the unfavorable impact associated with previously issued stock-based compensation.

For the nine months ended March 31, 2024, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations, due to the Company's geographical mix of earnings for fiscal 2024, and the unfavorable impact associated with previously issued stock-based compensation.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax became effective beginning with the Company's first quarter of fiscal 2024 and did not have an impact on the Company's consolidated financial statements for the three and nine months ended March 31, 2024.

As of March 31, 2024 and June 30, 2023, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $64 million and $63 million, respectively. The total amount of unrecognized tax benefits at March 31, 2024 that, if recognized, would affect the effective tax rate was $54 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2024 in the accompanying consolidated statements of earnings was $1 million and $3 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at each of March 31, 2024 and June 30, 2023, was $18 million and $15 million, respectively. On the basis of the information available as of March 31, 2024, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

During the fiscal 2024 second quarter, the Company formally concluded the compliance process with respect to its fiscal 2022 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and nine months ended March 31, 2024.

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

Outstanding obligations confirmed as valid totaling $54 million and $52 million as of March 31, 2024 and June 30, 2023, respectively, are included in accounts payable in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Accrued and Noncurrent Liabilities

Other accrued liabilities consist of the following:

(In millions)	March 31, 2024	June 30, 2023
Advertising, merchandising and sampling	$283	$235
Employee compensation	507	546
Accrued sales incentives	400	321
Deferred revenue	306	323
Payroll and other non-income taxes	307	297
Accrued income taxes	315	222
Sales return accrual	289	289
Other	944	983
	$3,351	$3,216

At March 31, 2024 and June 30, 2023, total Other noncurrent liabilities of $1,728 million and $1,943 million included $581 million and $620 million of deferred tax liabilities, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEC Final Rule Release No. 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted rules intended to enhance and standardize climate-related disclosures in registration statements and annual reports. The rules require significant effects of severe weather events and other natural conditions, amounts related to carbon offsets and renewable energy credits or certificates, as well as material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans to be disclosed in the annual financial statements in certain circumstances.

Effective for the Company – On April 4, 2024, the SEC issued an order staying the final rule on climate-related disclosures pending certain legal challenges. Under the rule as currently issued, the disclosure requirements related to the annual financial statements are expected to be effective for the Company's fiscal year ending June 30, 2026 Form 10-K. The Company is not required to provide comparative information in the year of adoption.

Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its annual financial statement disclosures.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2023
Goodwill	$1,664	$1,116	$254	$353	$3,387
Accumulated impairments	(139)	(732)	(30)	—	(901)
	1,525	384	224	353	2,486

Translation adjustments, goodwill	(32)	—	(1)	—	(33)
	(32)	—	(1)	—	(33)

Balance as of March 31, 2024
Goodwill	1,632	1,116	253	353	3,354
Accumulated impairments	(139)	(732)	(30)	—	(901)
	$1,493	$384	$223	$353	$2,453

Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2024			June 30, 2023
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,000	$868	$1,132	$2,030	$766	$1,264
Non-amortizable intangible assets:
Trademarks			4,306			4,338
Total intangible assets			$5,438			$5,602

The aggregate amortization expense related to amortizable intangible assets was $36 million for the three months ended March 31, 2024 and 2023, and $109 million for the nine months ended March 31, 2024 and 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated aggregate amortization expense for the remainder of fiscal 2024 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2024	2025	2026	2027	2028
Estimated aggregate amortization expense	$35	$143	$143	$126	$101

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

NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Restructuring Program Component of the Profit Recovery Plan ("Restructuring Program")

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

In connection with the restructuring program, as of March 31, 2024, the Company estimates a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of its positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.
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

Restructuring Program Approvals

The Restructuring Program cumulative charges approved by the Company through March 31, 2024 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative charges through March 31, 2024	$—	$—	$13	$21	$34

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the above table, cumulative Restructuring Program restructuring initiatives approved by the Company through March 31, 2024 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative charges through March 31, 2024	$6	$4	$—	$3	$13

Specific actions taken since the Restructuring Program inception include:

•Value Chain Optimization – To help rebuild gross margin profitability, as part of a broader initiative associated with reorganizing and redesigning the Company’s supply chain to be completed in phases, the Company has approved an initiative to right-size a manufacturing location to improve efficiencies and optimize asset utilization. These actions will primarily result in a net reduction in workforce, which includes employee severance, asset write-offs, and costs to decommission and relocate activities.

Restructuring Program Restructuring and Other Charges

The Company classifies restructuring charges as follows:

Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.

Asset-Related Costs – Asset-related costs primarily consist of asset write-offs or accelerated depreciation related to long-lived assets (including rights associated with commercial operating leases and operating lease right-of-use assets) that will be taken out of service prior to their existing useful life as a direct result of a restructuring initiative.

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

The Company classifies other charges associated with restructuring activities as follows:

Sales Returns and Cost of Sales – Product returns (offset by the related cost of sales) and inventory write-offs or write-downs as a direct result of an approved restructuring initiative to exit certain businesses or locations will be recorded as a component of Net sales and/or Cost of sales when estimable and reasonably assured.

Other Charges – Other charges related to the design and implementation of approved initiatives, which are charged to Operating expenses as incurred and primarily include the following:

•Consulting and other professional services for organizational design of the future structures and processes as well as the implementation thereof;
•Temporary labor backfill;
•Costs to establish and maintain a Project Management Office (“PMO”) for the duration of the Restructuring Program, including internal costs for employees dedicated solely to project management activities, and consulting services to assist with business case development; and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through March 31, 2024	$—	$—	$6	$11	$17

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through March 31, 2024	$6	$—	$—	$—	$6

Accrued restructuring charges of $7 million at March 31, 2024 relating to the Restructuring Component of the Profit Recovery Plan are expected to result in cash expenditures funded from cash provided by operations of approximately $2 million, $2 million, $2 million and $1 million for the remainder of fiscal 2024 and for fiscal 2025, 2026, and 2027, respectively.

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

Restructuring Program April 2024 Approvals

Subsequent to March 31, 2024, between April 1, 2024 and April 24, 2024, the Company approved certain initiatives under the Restructuring Program within the areas of PMO, Enabling Function Re-Invention, which represents a broader initiative to reorganize and right-size the Company’s go-to-market structure, and Value Chain Optimization.

Once the relevant accounting criteria has been met, the Company expects to record restructuring and other charges of approximately $62 million.

The following presents the restructuring initiative charges approved from April 1, 2024 to April 24, 2024:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Approval Period
April 1, 2024 - April 24, 2024	$—	$—	$11	$51	$62

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the above table, cumulative Restructuring Program restructuring initiative charges approved by the Company from April 1, 2024 to April 24, 2024 by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
April 1, 2024 - April 24, 2024	$9	$1	$—	$1	$11

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

NOTE 4 – DEBT

In February 2024, the Company completed a public offering of $650 million aggregate principal amount of its 5.000% Senior Notes due February 14, 2034 (the "2034 Senior Notes"). The Company intends to use the proceeds from this offering for general corporate purposes, which may include funding a portion of the price to purchase the remaining interest in DECIEM, operating expenses, working capital, capital expenditures and redemptions and repayment of short-term or long-term borrowings, including outstanding commercial paper as it matures.

These recently issued notes are summarized as follows:

($ in millions)	Issue Date	Price	Yield	Unamortized Debt Discount	Debt Issuance Costs	Semi-annual interest payments
2034 Senior Notes (1)	February 2024	99.689%	5.04%	$(2)	$(5)	February 14/August 14

(1)In March 2022, in anticipation of the issuance of the 2034 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $300 million at a weighted average all-in rate of 2.02%. The treasury lock agreements were terminated in September 2022, and the Company recognized a gain in OCI of $31 million that is being amortized to interest expense over the life of the 2034 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2034 Senior Notes will be 4.53% over the life of the debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company enters into foreign currency forward contracts, and may enter into option contracts, to reduce the effects of fluctuating foreign currency exchange rates. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. In addition, the Company enters into interest rate derivatives to manage the effects of interest rate movements on the Company’s aggregate liability portfolio, including potential future debt issuances. The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The Company enters into the net investment hedges to offset the risk of changes in the U.S. dollar value of the Company’s investment in these foreign operations due to fluctuating foreign exchange rates. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The net gain or loss on net investment hedges is recorded within translation adjustments, as a component of accumulated OCI (“AOCI”) on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. The Company also enters into foreign currency forward contracts, and may use option contracts, not designated as hedging instruments, to mitigate the change in fair value of specific assets and liabilities on the consolidated balance sheets. At March 31, 2024, the notional amount of derivatives not designated as hedging instruments was $3,449 million. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31, 2024	June 30, 2023	Balance Sheet Location	March 31, 2024	June 30, 2023
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges	Prepaid expenses and other current assets	$36	$56	Other accrued liabilities	$8	$16
Cross-currency swap contracts	Prepaid expenses and other current assets	52	22	Other accrued liabilities	—	—
Net investment hedges	Prepaid expenses and other current assets	7	—	Other accrued liabilities	—	13
Interest rate-related derivatives	Prepaid expenses and other current assets	—	—	Other accrued liabilities	148	150
Total Derivatives Designated as Hedging Instruments		95	78		156	179
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	7	20	Other accrued liabilities	7	20
Total derivatives		$102	$98		$163	$199

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended March 31			Three Months Ended March 31
(In millions)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$36	$(11)	Net sales	$15	$22
Interest rate-related derivatives	—	(11)	Interest expense	—	(1)
	36	(22)		15	21
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	11	(23)		—	—
Total derivatives	$47	$(45)		$15	$21

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the three months ended March 31, 2024 and 2023, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $3 million and $6 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Nine Months Ended March 31			Nine Months Ended March 31
(In millions)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$28	$7	Net sales	$36	$59
Interest rate-related derivatives	—	1	Interest expense	(1)	(1)
	28	8		35	58
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(6)	(38)		—	—
Total derivatives	$22	$(30)		$35	$58

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the nine months ended March 31, 2024 and 2023, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $13 million and $19 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2024	2023	2024	2023
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$30	$1	$19	$1
Interest rate swap contracts (2)	Interest expense	$(17)	$18	$3	$(17)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing during the three months ended March 31, 2024 and 2023 was $5 million and $4 million, respectively, and for the nine months ended March 31, 2024 and 2023 was $14 million and $4 million, respectively.
(2)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2024	March 31, 2024
Long-term debt	$845	$(148)
Intercompany debt	$—	$62

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31
	2024			2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,940	$2,284	$94	$3,751	$2,281	$58
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	17	N/A	N/A	(18)
Derivatives designated as hedging instruments	N/A	N/A	(17)	N/A	N/A	18

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(30)	N/A	N/A	(1)	N/A
Derivatives designated as hedging instruments	N/A	30	N/A	N/A	1	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	—	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	15	N/A	N/A	22	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31
	2024			2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$11,737	$7,177	$287	$12,301	$7,155	$156
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(3)	N/A	N/A	17
Derivatives designated as hedging instruments	N/A	N/A	3	N/A	N/A	(17)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(19)	N/A	N/A	(1)	N/A
Derivatives designated as hedging instruments	N/A	19	N/A	N/A	1	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	36	N/A	N/A	59	N/A	N/A
N/A (Not applicable)

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain Recognized in Earnings on Derivatives
	Location of Gain Recognized in Earnings on Derivatives	Three Months Ended March 31		Nine Months Ended March 31
(In millions)		2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$18	$4	$31	$21

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

	As of March 31, 2024			As of June 30, 2023
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$102	$(36)	$66	$98	$(53)	$45
Derivative liabilities	(163)	36	(127)	(199)	53	(146)
Total	$(61)	$—	$(61)	$(101)	$—	$(101)

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of December 2025. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At March 31, 2024, the Company had cash flow hedges outstanding with a notional amount totaling $2,478 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of March 31, 2024, the Company’s foreign currency cash flow hedges were highly effective.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $25 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $72 million and $79 million as of March 31, 2024 and June 30, 2023, respectively.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At March 31, 2024, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback rate SOFR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on it’s intercompany foreign currency denominated debt. At March 31, 2024, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of March 31, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was $10 million and $20 million as of March 31, 2024 and June 30, 2023, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of March 2025. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2024, the Company had net investment hedges outstanding with a notional amount totaling $1,011 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $102 million at March 31, 2024. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,855	$—	$—	$1,855
Foreign currency forward contracts	—	50	—	50
Cross-currency swap contracts	—	52	—	52
Total	$1,855	$102	$—	$1,957

Liabilities:
Foreign currency forward contracts	$—	$15	$—	$15
Interest rate-related derivatives	—	148	—	148
DECIEM stock options	—	—	106	106
Total	$—	$163	$106	$269

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,241	$—	$—	$3,241
Foreign currency forward contracts	—	76	—	76
Cross-currency swap contracts	—	22	—	22
Total	$3,241	$98	$—	$3,339

Liabilities:
Foreign currency forward contracts	$—	$49	$—	$49
Interest rate-related derivatives	—	150	—	150
DECIEM stock options	—	—	99	99
Total	$—	$199	$99	$298

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2024		June 30, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,701	$3,701	$4,029	$4,029
Current and long-term debt	7,770	7,276	8,114	7,665
DECIEM stock options	106	106	99	99
Deferred consideration payable	341	340	341	338

Derivatives
Cross-currency swap contracts - asset, net	52	52	22	22
Foreign currency forward contracts – asset, net	35	35	27	27
Interest rate-related derivatives – liability, net	(148)	(148)	(150)	(150)

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

Cross-currency swap contracts – The fair values of the Company’s cross-currency swap contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as yield curves and currency spot and forward rates, were obtained from independent pricing services.

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

DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM. The DECIEM stock options are subject to the terms and conditions of DECIEM's 2021 Stock Option Plan. The DECIEM stock option liability is measured using the Monte Carlo Method, which requires certain assumptions. Significant changes in the projected future operating results would result in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have a lesser effect. These inputs are categorized as Level 3 of the valuation hierarchy. The DECIEM stock options are remeasured to fair value at each reporting date through the period when the options are exercised or repurchased (i.e., when they are settled), which is expected in the fiscal 2024 fourth quarter, with an offsetting entry to compensation expense. See Note 10 – Stock Programs for discussion.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the DECIEM stock option liability for the nine months ended March 31, 2024 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2023	$99
Changes in fair value, net of foreign currency remeasurements	8
Translation adjustments and other, net	(1)
DECIEM stock option liability as of March 31, 2024	$106

NOTE 7 – REVENUE RECOGNITION

The Company’s revenue recognition accounting policies are described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $27 million and $30 million as of March 31, 2024 and June 30, 2023, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	March 31, 2024
Balance at June 30, 2023	$16
Provision for expected credit losses	(3)
Write-offs, net & other	2
Balance at March 31, 2024	$15

The remaining balance of the allowance for doubtful accounts and customer deductions of $12 million and $14 million as of March 31, 2024 and June 30, 2023, respectively, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023
Deferred revenue, beginning of period	$610	$353	$572	$362
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(26)	(50)	(275)	(330)
Revenue deferred (released) during the period	(38)	(15)	255	261
Other	(4)	26	(10)	21
Deferred revenue, end of period	$542	$314	$542	$314

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocated to the Remaining Performance Obligations

At March 31, 2024, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $306 million. The remaining balance of deferred revenue at March 31, 2024 will be recognized beyond the next twelve months, of which $226 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

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

The components of net periodic benefit cost for the three months ended March 31, 2024 and 2023 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023
Service cost	$9	$10	$7	$7	$—	$—
Interest cost	12	10	5	3	2	2
Expected return on plan assets	(14)	(14)	(7)	(5)	—	—
Amortization of:
Actuarial loss (gain)	1	—	(2)	—	—	—
Prior service cost	—	—	(1)	—	(1)	—
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$8	$6	$2	$6	$1	$2

The components of net periodic benefit cost for the nine months ended March 31, 2024 and 2023 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023
Service cost	$27	$28	$20	$20	$1	$—
Interest cost	35	30	14	10	6	6
Expected return on plan assets	(41)	(42)	(19)	(13)	—	—
Amortization of:
Actuarial loss (gain)	3	2	(6)	(2)	—	—
Prior service cost	—	—	(1)	—	(1)	—
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$24	$18	$8	$16	$6	$6

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31, 2024	June 30, 2023
Other assets	$113	$115
Other accrued liabilities	(35)	(34)
Other noncurrent liabilities	(334)	(395)
Funded status	(256)	(314)
Accumulated other comprehensive loss	212	235
Net amount recognized	$(44)	$(79)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitment

In April 2024, the Company notified the minority interest holders that it was exercising its option to purchase the remaining interests in DECIEM, pursuant to the terms of the net Put (Call) Option for a purchase price based on the performance of DECIEM. This will result in the settlement of the DECIEM stock options and the redeemable noncontrolling interest balances during the fiscal 2024 fourth quarter.

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

On December 7, 2023 and January 22, 2024, the Company and its Chief Executive Officer and Chief Financial Officer were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Southern District of New York. On February 20, 2024, those two purported securities class actions were consolidated into one action. On March 22, 2024, plaintiffs filed their consolidated amended class action complaint, which alleges that defendants made materially false and misleading statements during the period February 3, 2022 to October 31, 2023 in press releases, the Company’s public filings and during conference calls with analysts that artificially inflated the price of the Company’s stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Defendants intend to defend the action vigorously.

On February 1, 2024 and March 15, 2024, shareholder derivative action complaints were filed against certain of the Company’s officers, all the Company’s directors as of those dates and certain of the Company’s former directors as of those dates in the United States District Court for the Southern District of New York. In April 2024, both complaints were voluntarily dismissed without prejudice; and, subsequently, one of the former derivative plaintiffs made a litigation demand, requesting, among other things, that the Company's Board of Directors investigate potential claims on behalf of the Company based on the same alleged course of conduct identified in the securities case complaint (which were also reflected in the dismissed shareholder derivative actions complaints) described above.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – STOCK PROGRAMS

Additional information relating to the Company's stock programs and the DECIEM stock options are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

The Company's Stock Programs

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $87 million and $69 million for the three months ended March 31, 2024 and 2023, respectively, and was $276 million and $234 million for the nine months ended March 31, 2024 and 2023, respectively.

Stock Options

During the nine months ended March 31, 2024, the Company granted stock options in respect of approximately 1.8 million shares of Class A Common Stock with a weighted average exercise price per share of $155.92 and a weighted average grant date fair value per share of $52.83. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2024 was $25 million.

Restricted Stock Units

During the nine months ended March 31, 2024, the Company granted RSUs in respect of approximately 1.6 million shares of Class A Common Stock with a weighted average grant date fair value per share of $155.84 that, at the time of grant, are scheduled to vest at 0.6 million, 0.6 million, and 0.4 million shares per year, in fiscal 2025, fiscal 2026 and fiscal 2027, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the nine months ended March 31, 2024, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $156.39, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2026, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In August 2023, less than 0.1 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2023.

DECIEM Stock Options

The DECIEM stock options are liability-classified awards as they are expected to be settled in cash and are remeasured to fair value at each reporting date through date of settlement. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense (income), net of foreign currency remeasurements, for the three months ended March 31, 2024 and 2023 was $5 million and $1 million, respectively, and for the nine months ended March 31, 2024 and 2023 was $8 million and $(2) million, respectively. There is no related income tax benefit on the DECIEM stock-based compensation expense. There were no DECIEM stock options exercised during the nine months ended March 31, 2024.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The DECIEM stock options are reported as a stock option liability of $106 million and $99 million in Other accrued liabilities in the accompanying consolidated balance sheets at March 31, 2024 and June 30, 2023, respectively, as they are expected to be settled in the fiscal 2024 fourth quarter. The fair value of the stock options were calculated by incorporating significant assumptions including the starting equity value, actual and projected net sales and EBITDA and the following key assumptions into the Monte Carlo Method:

	March 31, 2024	June 30, 2023
Risk-free rate	5.00%	4.90%
Term to mid of last twelve-month period	0.08 years	0.46 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	7.90%	7.80%
EBITDA discount rate	11.40%	11.30%
EBITDA volatility	31.80%	32.00%
Net sales volatility	14.30%	14.40%

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2024	2023	2024	2023
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$330	$156	$674	$1,039

Denominator:
Weighted average common shares outstanding – Basic	359.1	357.9	358.8	357.8
Effect of dilutive stock options	0.8	2.5	0.9	2.4
Effect of PSUs	0.2	0.1	0.1	0.1
Effect of RSUs	0.7	0.7	0.6	0.6
Weighted average common shares outstanding – Diluted	360.8	361.2	360.4	360.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.92	$.44	$1.88	$2.90
Diluted	$.91	$.43	$1.87	$2.88

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023
Stock options	5.8	2.2	5.7	2.1
RSUs and PSUs	0.1	—	0.5	—

As of March 31, 2024 and 2023, 0.4 million and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 10 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except per share data)	2024	2023	2024	2023
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	6,367	6,000	6,153	5,796
Common stock dividends	2	1	5	3
Stock-based compensation	96	102	307	304
Paid-in capital, end of the period	6,465	6,103	6,465	6,103

Retained earnings, beginning of the period	13,858	14,342	13,991	13,912
Common stock dividends	(238)	(237)	(715)	(690)
Net earnings attributable to The Estée Lauder Companies Inc.	330	156	674	1,039
Retained earnings, end of the period	13,950	14,261	13,950	14,261

Accumulated other comprehensive loss, beginning of the period	(856)	(829)	(934)	(762)
Other comprehensive loss attributable to The Estée Lauder Companies Inc.	(158)	(46)	(80)	(113)
Accumulated other comprehensive loss, end of the period	(1,014)	(875)	(1,014)	(875)

Treasury stock, beginning of the period	(13,663)	(13,617)	(13,631)	(13,362)
Acquisition of treasury stock	—	—	—	(184)
Stock-based compensation	—	(1)	(32)	(72)
Treasury stock, end of the period	(13,663)	(13,618)	(13,663)	(13,618)

Total equity	$5,744	$5,877	$5,744	$5,877

Redeemable noncontrolling interest, beginning of the period	$850	$819	$832	$842
Net earnings (loss) attributable to redeemable noncontrolling interest	5	(1)	21	3
Translation adjustments	(15)	1	(13)	(26)
Redeemable noncontrolling interest, end of the period	$840	$819	$840	$819

Cash dividends declared per common share	$.66	$.66	$1.98	$1.92

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2024:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2023	August 31, 2023	September 15, 2023	$.66
October 31, 2023	November 30, 2023	December 15, 2023	$.66
February 2, 2024	February 29, 2024	March 15, 2024	$.66

On April 30, 2024, a dividend was declared in the amount of $.66 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on June 17, 2024 to stockholders of record at the close of business on May 31, 2024.

Common Stock
Beginning in December 2022, we temporarily suspended the repurchase of shares of our Class A Common Stock. We may resume repurchases in the future.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended March 31, 2024:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts (2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2023	$59	$(15)	$(177)	$(801)		$(934)
OCI before reclassifications (3)	21	19	23	(103)	(1)	(40)
Amounts reclassified to Net earnings	(26)	(11)	(3)	—		(40)
Net current-period OCI	(5)	8	20	(103)		(80)
Balance at March 31, 2024	$54	$(7)	$(157)	$(904)		$(1,014)

(1)See Note 5 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(3)The tax provision included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts, Amounts Included in Net Periodic Benefit Cost and Translation Adjustments are $7 million, $5 million, $5 million, and $26 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three and nine months ended March 31, 2024 and 2023:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$15	$22	$36	$59	Net sales
Interest rate-related derivatives	—	(1)	(1)	(1)	Interest expense
	15	21	35	58
Provision for income taxes	(5)	(5)	(9)	(14)	Provision for income taxes
	10	16	26	44	Net earnings

Cross-Currency Swap Contracts
Gain on cross-currency swap contracts	5	4	14	4	Selling, general and administrative
Provision for income taxes	(1)	(1)	(3)	(1)	Provision for income taxes
	4	3	11	3	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	2	—	2	—	Other components of net periodic benefit cost (1)
Amortization of actuarial gain	1	—	3	—	Other components of net periodic benefit cost (1)
	3	—	5	—
Provision for income taxes	(1)	—	(2)	—	Provision for income taxes
	2	—	3	—	Net earnings

Total reclassification adjustments, net	$16	$19	$40	$47	Net earnings

(1)See Note 8 – Pension and Post-Retirement Benefit Plans for additional information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2024 and 2023 is as follows:

(In millions)	2024	2023
Cash:
Cash paid during the period for interest	$244	$142
Cash paid during the period for income taxes	$441	$387

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$35	$239
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$351	$197

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
During the fiscal 2024 second quarter, the Company identified and corrected prior-period misclassifications of net sales and operating income between certain of the Company’s product categories in its segment footnote. As a result, product category net sales and operating income have been adjusted from the amounts previously reported for the three and nine months ended March 31, 2023, for comparability purposes. Also presented below, product category net sales and operating income for the fiscal years ended June 30, 2023 and 2022 are adjusted to reflect the misclassifications arising in those periods for comparability purposes and will be reflected within the prospective filing. The misclassifications had no impact on the current-period or prior-period consolidated statements of earnings, consolidated statements of comprehensive income, consolidated balance sheets, or the consolidated statements of cash flows, and the Company determined that the impact on the Company’s current-period and previously issued financial statements for the respective periods was not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$2,060	$1,915	$5,873	$6,454
Makeup	1,136	1,104	3,365	3,424
Fragrance	575	577	1,948	1,907
Hair Care	143	148	464	488
Other	26	11	88	38
	3,940	3,755	11,738	12,311
Returns associated with restructuring and other activities	—	(4)	(1)	(10)
Net sales	$3,940	$3,751	$11,737	$12,301

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$468	$269	$920	$1,238
Makeup	66	(5)	56	(9)
Fragrance	29	66	267	343
Hair Care	(25)	(24)	(50)	(32)
Other	11	9	38	7
	549	315	1,231	1,547
Reconciliation:
Charges associated with restructuring and other activities	(18)	(18)	(28)	(33)
Interest expense	(94)	(58)	(287)	(156)
Interest income and investment income, net	45	37	126	78
Other components of net periodic benefit cost	4	4	9	9
Earnings before income taxes	$486	$280	$1,051	$1,445

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,117	$1,089	$3,567	$3,447
Europe, the Middle East & Africa	1,647	1,474	4,488	4,972
Asia/Pacific	1,176	1,192	3,683	3,892
	3,940	3,755	11,738	12,311
Returns associated with restructuring and other activities	—	(4)	(1)	(10)
Net sales	$3,940	$3,751	$11,737	$12,301

Operating income (loss):
The Americas	$(6)	$(93)	$(243)	$(53)
Europe, the Middle East & Africa	302	176	825	919
Asia/Pacific	253	232	649	681
	549	315	1,231	1,547
Charges associated with restructuring and other activities	(18)	(18)	(28)	(33)
Operating income	$531	$297	$1,203	$1,514

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below present the effect of the corrections for the three and nine months ended March 31, 2023, and fiscal years ended June 30, 2023 and 2022.

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and nine months ended March 31, 2024 and 2023, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category. During the fiscal 2024 second quarter, we identified and corrected misclassifications of net sales and operating income between certain of our product categories in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended March 31, 2023. See Note 14 – Segment Data and Related Information for additional details.

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023
NET SALES
By Product Category:
Skin Care	$2,060	$1,915	$5,873	$6,454
Makeup	1,136	1,104	3,365	3,424
Fragrance	575	577	1,948	1,907
Hair Care	143	148	464	488
Other	26	11	88	38
	3,940	3,755	11,738	12,311
Returns associated with restructuring and other activities	—	(4)	(1)	(10)
Net sales	$3,940	$3,751	$11,737	$12,301

By Region(1):
The Americas	$1,117	$1,089	$3,567	$3,447
Europe, the Middle East & Africa	1,647	1,474	4,488	4,972
Asia/Pacific	1,176	1,192	3,683	3,892
	3,940	3,755	11,738	12,311
Returns associated with restructuring and other activities	—	(4)	(1)	(10)
Net sales	$3,940	$3,751	$11,737	$12,301

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$468	$269	$920	$1,238
Makeup	66	(5)	56	(9)
Fragrance	29	66	267	343
Hair Care	(25)	(24)	(50)	(32)
Other	11	9	38	7
	549	315	1,231	1,547
Charges associated with restructuring and other activities	(18)	(18)	(28)	(33)
Operating income	$531	$297	$1,203	$1,514

By Region(1):
The Americas	$(6)	$(93)	$(243)	$(53)
Europe, the Middle East & Africa	302	176	825	919
Asia/Pacific	253	232	649	681
	549	315	1,231	1,547
Charges associated with restructuring and other activities	(18)	(18)	(28)	(33)
Operating income	$531	$297	$1,203	$1,514

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings data as a percentage of net sales:

	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	28.1	30.9	28.4	27.6
Gross profit	71.9	69.1	71.6	72.4

Operating expenses:
Selling, general and administrative	58.0	60.8	61.1	58.2
Restructuring and other charges	0.5	0.4	0.2	0.2
Impairment of other intangible assets	—	—	—	1.7
Total operating expenses	58.4	61.2	61.4	60.0

Operating income	13.5	7.9	10.2	12.3
Interest expense	2.4	1.5	2.4	1.3
Interest income and investment income, net	1.1	1.0	1.1	0.6
Other components of net periodic benefit cost	(0.1)	(0.1)	(0.1)	(0.1)

Earnings before income taxes	12.3	7.5	9.0	11.7
Provision for income taxes	3.8	3.3	3.0	3.3

Net earnings	8.5	4.1	5.9	8.5
Net loss (earnings) attributable to redeemable noncontrolling interest	(0.1)	—	(0.2)	—

Net earnings attributable to The Estée Lauder Companies Inc.	8.4%	4.2%	5.7%	8.4%

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

•Our skin care net sales increased 8% for the three months ended March 31, 2024, primarily driven by higher net sales from La Mer and Estée Lauder, reflecting higher net sales from our Asia travel retail business. The growth in Asia travel retail was driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds.

•Our makeup net sales increased 3% for the three months ended March 31, 2024, primarily reflecting higher net sales from Estée Lauder, within our Asia travel retail business, driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds, and higher net sales from Clinique, partially offset by lower net sales from Bobbi Brown.

•Our fragrance net sales were virtually flat for the three months ended March 31, 2024, including the unfavorable impact of foreign currency translation of 1%. Reported fragrance net sales reflected lower net sales from Estée Lauder, the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the transition of licenses due to the license terminations related to certain of our designer fragrances effective June 30, 2022, and lower net sales from TOM FORD, partially offset by higher net sales from Jo Malone London and Le Labo.

•Our hair care net sales declined 3% for the three months ended March 31, 2024, primarily attributable to lower net sales from Aveda, driven by declines in North America, primarily reflecting softness in the salon and direct-to-consumer channels.

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

•Net sales in The Americas increased 3% for the three months ended March 31, 2024, primarily driven by an increase in net sales in Mexico, the United States, and Brazil. Net sales in Mexico and Brazil increased, primarily reflecting growth in makeup, led by M·A·C. The increase in net sales in the United States primarily reflected incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand and growth in fragrance, driven by our luxury fragrances, partially offset by a decline in makeup, driven by the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter.

•Net sales in Europe, the Middle East & Africa increased 12% for the three months ended March 31, 2024, primarily driven by higher net sales from our Asia travel retail business. The growth in Asia travel retail was driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds.

•Net sales in Asia/Pacific decreased 1% for the three months ended March 31, 2024, primarily driven by the unfavorable impact of foreign currency translation of 5%, resulting in a decrease in net sales in mainland China, and lower net sales in Korea, attributable to the Dr.Jart+ travel retail business in Korea, and Australia, partially offsetting the net sales decrease in Asia/Pacific for the three months ended March 31, 2024 was an increase in net sales in Hong Kong SAR.

Outlook

We have experienced challenges within our business, including in our Asia travel retail business, and we expect volatility to continue. We have experienced, and are expecting to continue to experience, ongoing softness in overall prestige beauty in mainland China, as well as further business disruption in Israel and other parts of the Middle East. Net sales from Israel and the Middle East accounted for approximately 2% of consolidated net sales in each of fiscal 2023 and the first quarter of fiscal 2024. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings. We have also experienced, and are expecting to continue to experience, under absorption of manufacturing variances due to lower production volumes, and will be recognizing the impact of reduced manufacturing volumes on our standard cost within cost of sales for the remainder of fiscal 2024. Additionally, we are continually evaluating our inventory position and actions we may take to reduce the balance, which could result in increased charges in future periods.

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

THE ESTÉE LAUDER COMPANIES INC.
Cybersecurity Incident Disclosed in July 2023

As initially disclosed on July 18, 2023, we identified a cybersecurity incident in which an unauthorized third party gained access to some of our systems. Our investigation into the cybersecurity incident is complete. We determined that the unauthorized third party obtained some data from our systems, including consumer and employee data. We continue to take steps to enhance the security of our systems and coordinate with law enforcement authorities. We provided notification to governmental authorities in certain jurisdictions and also notified affected individuals where required by law.

The incident did not have a material impact on net sales and had less than a $0.01 dilutive impact to the three months ended March 31, 2024 and was $.08 dilutive to earnings per common share for the nine months ended March 31, 2024, and based on this information is not expected to have a material impact on net sales and is expected to be dilutive approximately $.07 to earnings per common share for the fiscal 2024 full year, after reflecting the benefit of insurance recoveries in April 2024.

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
In connection with the restructuring program, as of March 31, 2024, we estimate a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of our positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.
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

Further information about the Restructuring Program Component of the Profit Recovery Plan, is described in Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$3,940	$3,751	$11,737	$12,301
$ Change from prior-year period	189		(564)
% Change from prior-year period	5%		(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency adjusting for returns associated with restructuring and other activities	6%		(4)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased during the three months ended March 31, 2024, primarily driven by higher net sales in our Asia travel retail business. The growth in Asia travel retail was driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds.

Reported net sales decreased during the nine months ended March 31, 2024, primarily reflecting lower net sales from our Asia travel retail business and in mainland China. For the nine months ended March 31, 2024, Asia travel retail net sales declined, primarily driven by the actions that we and our retailers took to reset retailer inventory levels, including the response to changes in government regulatory and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. In mainland China, net sales declined, primarily driven by the impacts from the ongoing softness in overall prestige beauty reflecting subdued consumer confidence.
Reported net sales was impacted by approximately $51 million and $54 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select corporate functions and go-to-market structures. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impact of returns associated with restructuring and other activities for the nine months ended March 31, 2024 of $1 million, and for the three and nine months ended March 31, 2023 of $4 million and $10 million, respectively.

Reported net sales increased 5% for the three months ended March 31, 2024, driven by an increase from pricing of 10%, due to the favorable impact from strategic pricing actions and changes in mix, partially offset by the decrease from volume of 4% and the unfavorable impact from foreign currency translation of 1%.

Reported net sales decreased 5% for the nine months ended March 31, 2024, driven by the decrease from volume of 10%, partially offset by an increase from pricing of 5% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$2,060	$1,915	$5,873	$6,454
$ Change from prior-year period	145		(581)
% Change from prior-year period	8%		(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	9%		(8)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales increased for the three months ended March 31, 2024, primarily driven by higher net sales from La Mer and Estée Lauder, combined, of approximately $164 million, reflecting higher net sales in our Asia travel retail business. The growth in Asia travel retail was driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds. The increase in net sales from La Mer and Estée Lauder for the three months ended March 31, 2024 also reflected the success of hero products and new product launches. Partially offsetting the increase in net sales from Estée Lauder was a decrease in net sales in mainland China, primarily driven by the impacts from the ongoing softness in overall prestige beauty reflecting subdued consumer confidence.

Partially offsetting the increase in skin care net sales for the three months ended March 31, 2024 was lower net sales from Clinique, primarily driven by declines in serums and moisturizers.

Reported skin care net sales decreased for the nine months ended March 31, 2024, reflecting lower net sales from Estée Lauder and Clinique, combined, of approximately $572 million, primarily driven by declines in our Asia travel retail business and in mainland China. For the nine months ended March 31, 2024, Asia travel retail net sales declined, primarily driven by the actions that we and our retailers took to reset retailer inventory levels, including the response to changes in government regulatory and retailer policies in the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. In mainland China, net sales declined, primarily driven by the impacts from the ongoing softness in overall prestige beauty reflecting subdued consumer confidence.
Partially offsetting these decreases in skin care net sales for the nine months ended March 31, 2024 were higher net sales from The Ordinary, driven by growth in every geographic region, reflecting continued success of hero products, new product launches and targeted expanded consumer reach.
Skin care net sales were impacted by approximately $34 million and $52 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Reported skin care net sales increased 8% for the three months ended March 31, 2024, driven by an increase from pricing of 14%, due to the favorable impact from strategic pricing actions and changes in mix, partially offset by the decrease from volume of 4% and the unfavorable impact from foreign currency translation of 2%.

Reported skin care net sales decreased 9% for the nine months ended March 31, 2024, driven by the decrease from volume of 15% and the unfavorable impact of foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 6%, due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,136	$1,104	$3,365	$3,424
$ Change from prior-year period	32		(59)
% Change from prior-year period	3%		(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%		(2)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales increased for the three months ended March 31, 2024, reflecting higher net sales from Estée Lauder and Clinique, combined, of approximately $55 million. The increase in net sales from Estée Lauder was primarily driven by our Asia travel retail business. The growth in Asia travel retail was driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds. Net sales from Clinique increased, primarily driven by the success of hero products.

Partially offsetting the increase in makeup net sales for the three months ended March 31, 2024 was lower net sales from Bobbi Brown, primarily driven by declines across the foundation, eye and lip subcategories.

Reported makeup net sales decreased for the nine months ended March 31, 2024, reflecting lower net sales from M·A·C and Estée Lauder, combined, of approximately $88 million. Net sales from M·A·C decreased, primarily due to the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take-back program during the fiscal 2023 second quarter, the phasing out of select products in preparation for new product launches, partially offset by the success of new product launches. The decrease in net sales from Estée Lauder was primarily driven by a decline in our Asia travel retail business. For the nine months ended March 31, 2024, Asia travel retail net sales declined, primarily driven by the actions that we and our retailers took to reset retailer inventory levels, including the response to changes in government regulatory and retailer policies during the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers. Also partially offsetting the decrease in net sales from Estée Lauder was the success of recent product launches.

Partially offsetting the makeup net sales decrease for the nine months ended March 31, 2024 were higher net sales from Clinique, primarily driven by the success of hero products.

Makeup net sales were impacted by approximately $10 million of unfavorable foreign currency translation for the three months ended March 31, 2024.

Reported makeup net sales increased 3% for the three months ended March 31, 2024, driven by an increase from pricing of 6%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. Partially offsetting this increase was the decrease from volume of 2% and the unfavorable impact of foreign currency translation of 1%.

Reported makeup net sales decreased 2% for the nine months ended March 31, 2024, driven by the decrease from volume of 5%, partially offset by an increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$575	$577	$1,948	$1,907
$ Change from prior-year period	(2)		41
% Change from prior-year period	—%		2%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	1%		2%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales were virtually flat for the three months ended March 31, 2024, including the unfavorable impact of foreign currency translation of 1%. Reported fragrance net sales reflected lower net sales from Estée Lauder, the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the transition of licenses due to the license terminations related to certain of our designer fragrances effective June 30, 2022, and lower net sales from TOM FORD, combined, of approximately $33 million. Net sales from Estée Lauder decreased, primarily driven by lower net sales from the Beautiful, Estée Lauder Pleasures and Modern Muse product franchises. Net sales from TOM FORD decreased, primarily reflecting strong performance in the prior-year period within our Asia travel retail business. Partially offsetting these decreases were higher net sales from Jo Malone London and Le Labo, combined, of approximately $24 million. The increase in net sales from Jo Malone London for the three months ended March 31, 2024, was driven by the success of hero products and recent product launches. Net sales from Le Labo increased, primarily reflecting targeted expanded consumer reach, including the brand's launch in mainland China during the fiscal 2023 fourth quarter and success of hero products.

Reported fragrance net sales increased for the nine months ended March 31, 2024, primarily driven by higher net sales from Le Labo and Jo Malone London, combined, of approximately $82 million. Net sales from Le Labo increased, primarily reflecting growth of hero products, including the successful City Exclusive collection, targeted expanded consumer reach, including the brand's launch in mainland China during the fiscal 2023 fourth quarter, and new product launches. Net sales from Jo Malone London increased, primarily driven by the success of hero products.

Partially offsetting the increase in fragrance net sales for the nine months ended March 31, 2024, was the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the transition of licenses due to the license terminations related to certain of our designer fragrances effective June 30, 2022, and lower net sales from Estée Lauder, combined, of approximately $72 million. The decrease in net sales from Estée Lauder for the nine months ended March 31, 2024 was driven by lower net sales from the Beautiful product franchise.

Fragrance net sales were impacted by approximately $7 million and $4 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Reported fragrance net sales were virtually flat for the three months ended March 31, 2024, driven by the decrease from volume of 7% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 7%, due to the favorable impact from strategic pricing actions and changes in mix.

Reported fragrance net sales increased 2% for the nine months ended March 31, 2024, driven by an increase from pricing of 5%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix. This increase was partially offset by the decrease from volume of 3%.

THE ESTÉE LAUDER COMPANIES INC.
Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$143	$148	$464	$488
$ Change from prior-year period	(5)		(24)
% Change from prior-year period	(3)%		(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(4)%		(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three and nine months ended March 31, 2024, driven by lower net sales from Aveda, driven by declines in North America, primarily reflecting softness in the salon and direct-to-consumer channels.

Hair care net sales were impacted by approximately $1 million and $3 million of favorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Reported hair care net sales decreased 3% for the three months ended March 31, 2024, driven by the decrease from volume of 18%. This decrease was partially offset by the increase from pricing of 14%, due to the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 1%.

Reported hair care net sales decreased 5% for the nine months ended March 31, 2024, driven by the decrease from volume of 13%. This decrease was partially offset by the increase from pricing of 8%, due to the favorable impact from strategic pricing actions and changes in mix, and the favorable impact of foreign currency translation of 1%.

Geographic Regions

We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,117	$1,089	$3,567	$3,447
$ Change from prior-year period	28		120
% Change from prior-year period	3%		3%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	2%		3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
The increase in reported net sales in The Americas for the three months ended March 31, 2024 was primarily driven by an increase in net sales in Mexico, the United States, and Brazil, combined, of approximately $28 million. Net sales in Mexico and Brazil increased, primarily reflecting growth in makeup, led by M·A·C. The increase in net sales in the United States primarily reflected incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand and growth in fragrance, driven by our luxury fragrances, partially offset by a decline in makeup, driven by the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter.

The increase in reported net sales in The Americas for the nine months ended March 31, 2024 was primarily driven by an increase in the United States, Mexico, and Brazil, combined, of approximately $108 million. The increase in net sales in the United States primarily reflected growth in fragrance, driven by our luxury fragrances, incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand, and higher net sales in skin care, led by The Ordinary, partially offset by the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take back program during the fiscal 2023 second quarter and lower net sales in hair care, led by Aveda. Net sales in Mexico and Brazil increased, driven by growth in makeup, led by M·A·C.

Net sales in The Americas were impacted by approximately $3 million and $1 million of favorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Reported net sales in The Americas increased 3% for the three months ended March 31, 2024, driven by an increase from pricing of 7%, due to the favorable impact from strategic pricing actions and changes in mix, and the impact from the royalty revenue from the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of 1%. These increases were partially offset by a decrease from volume of 6%.

Reported net sales in The Americas increased 3% for the nine months ended March 31, 2024, driven by an increase from pricing of 2%, due to the favorable impact of strategic pricing actions, partially offset by changes in mix, and the impact from the royalty revenue from the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of 1%. The impact from volume was virtually flat.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,647	$1,474	$4,488	$4,972
$ Change from prior-year period	173		(484)
% Change from prior-year period	12%		(10)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	12%		(11)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased in Europe, the Middle East & Africa for the three months ended March 31, 2024, primarily driven by higher net sales from our Asia travel retail business. The growth in Asia travel retail was driven by higher shipments reflecting significant sequential improvement in retail sales trends and continued progress in achieving targeted retailer inventory levels as well as lower shipments in the prior-year period due, in part, to transitory headwinds.

Reported net sales decreased in Europe, the Middle East & Africa for the nine months ended March 31, 2024, primarily driven by lower net sales from our Asia travel retail business. For the nine months ended March 31, 2024, Asia travel retail net sales declined, primarily driven by the actions that we and our retailers took to reset retailer inventory levels, including the response to changes in government regulatory and retailer policies during the second half of fiscal 2023 related to unstructured market activity, and lower conversion of travelers to consumers.

THE ESTÉE LAUDER COMPANIES INC.
Partially offsetting the decrease in Europe, the Middle East & Africa for the nine months ended March 31, 2024 were higher net sales in the United Kingdom, primarily driven by strong performance by The Ordinary.

Net sales in Europe, the Middle East & Africa were impacted by approximately $1 million and $53 million of favorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Reported net sales in Europe, the Middle East & Africa increased 12% for the three months ended March 31, 2024, driven by an increase from pricing of 13%, due to the favorable impact from strategic pricing actions and changes in mix, partially offset by the decrease from volume of 1%.

Reported net sales in Europe, the Middle East & Africa decreased 10% for the nine months ended March 31, 2024, driven by the decrease from volume of 17%. This decrease was partially offset by the increase from pricing of 6%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%.
Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,176	$1,192	$3,683	$3,892
$ Change from prior-year period	(16)		(209)
% Change from prior-year period	(1)%		(5)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	3%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific for the three months ended March 31, 2024, primarily driven by the unfavorable impact of foreign currency translation of 5%, resulting in a decrease in net sales in mainland China, and lower net sales in Korea, led by the Dr.Jart+ travel retail business in Korea, and Australia, combined, of approximately $41 million. Partially offsetting the unfavorable impact of foreign currency translation in mainland China was higher net sales as a result of lower retail traffic in the beginning of the prior-year period due to the rise in COVID-19 cases. Net sales in Korea, led by the Dr.Jart+ travel retail business in Korea, decreased, reflecting the timing impact on Dr.Jart+ from new government regulations during the fiscal 2024 third quarter to further control unstructured market activity, as well as lower conversion. The decrease in net sales in Australia was primarily driven by an unfavorable impact due to timing of shipments compared to the prior-year period.

Reported net sales decreased in Asia/Pacific for the nine months ended March 31, 2024, reflecting lower net sales from mainland China, primarily driven by the impacts from the ongoing softness in overall prestige beauty reflecting subdued consumer confidence.

Partially offsetting the net sales decrease in Asia/Pacific for the three and nine months ended March 31, 2024 was an increase in net sales in Hong Kong SAR, primarily driven by the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions which began during the fiscal 2023 third quarter.

Net sales in Asia/Pacific were impacted by approximately $55 million and $108 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2024, respectively.

Reported net sales in Asia/Pacific decreased 1% for the three months ended March 31, 2024, driven by the decrease from volume of 7% and the unfavorable impact from foreign currency translation of 5%. Partially offsetting these decreases was an increase from pricing of 10%, due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales in Asia/Pacific decreased 5% for the nine months ended March 31, 2024, driven by the decrease from volume of 10% and the unfavorable impact from foreign currency translation of 3%. Partially offsetting these decreases was an increase from pricing of 8%, due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN
Gross margin increased to 71.9% and decreased to 71.6% for the three and nine months ended March 31, 2024, respectively, as compared with 69.1% and 72.4% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2024
	Three Months Ended	Nine Months Ended
Mix of business	460	125
Obsolescence charges	125	—
Manufacturing costs and other	(230)	(120)
Foreign exchange transactions	(75)	(85)
Total	280	(80)

The increase in gross margin for the three months ended March 31, 2024 reflected the favorable impact from our mix of business, primarily driven by the increase in skin care net sales, strategic pricing actions, and the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities and increased automation for The Ordinary. Obsolescence charges decreased for the three months ended March 31, 2024, primarily reflecting increased charges in the prior-year period due to lower demand, as well as our progress to reduce excess inventory. The unfavorable impacts from manufacturing costs and other was driven primarily by the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales, partially offset by favorability in freight and transportation costs.

The decrease in gross margin for the nine months ended March 31, 2024 reflected unfavorable impacts from higher manufacturing costs and other, driven primarily by the under absorption of manufacturing variances due to lower production volumes in the second half of fiscal 2023 as well as the impact from the recognition of reduced manufacturing volumes on our standard cost within cost of sales in the fiscal 2024 third quarter, partially offset by favorability in freight and transportation costs. The favorable impact from our mix of business was primarily driven by strategic pricing actions, and the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities and increased automation for The Ordinary.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 58.4% and 61.4% for the three and nine months ended March 31, 2024, respectively, as compared with 61.2% and 60.0% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2024
	Three Months Ended	Nine Months Ended
General and administrative expenses	50	(30)
Advertising, merchandising, sampling and product development	240	(50)
Selling	40	(80)
Stock-based compensation	(30)	(60)
Store operating costs	(70)	(90)
Shipping	50	10
Foreign exchange transactions	20	10
Subtotal	300	(290)
Charges associated with restructuring and other activities	(10)	—
Other intangible asset impairments	—	170
Changes in fair value of acquisition-related stock options	(10)	(20)
Total	280	(140)

The favorable change in operating expense margin for the three months ended March 31, 2024 was primarily driven by lower overall advertising and promotional expenses, due to disciplined expense management, while we continued to strategically invest in higher growth opportunities. Partially offsetting the favorable operating expense margin were higher store operating costs, driven by targeted expanded consumer reach.

The unfavorable change in operating expense margin for the nine months ended March 31, 2024 was driven by higher store operating costs and selling expenses as we continue to invest in our business including through targeted expanded consumer reach and increased demonstration expenses, as well as an increase in stock-based compensation, primarily driven by the unfavorable year-over-year comparisons in the recognition of expenses, and adjustments related to our performance share units. The unfavorable impact of advertising, merchandising, sampling and product development expenses was driven by the decrease in net sales.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$531	$297	$1,203	$1,514
$ Change from prior-year period	234		(311)
% Change from prior-year period	79%		(21)%

Operating margin	13.5%	7.9%	10.2%	12.3%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	75%		(29)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three months ended March 31, 2024 was primarily driven by an increase in net sales, an increase in gross margin, and a decrease in operating expense margin, discussed above.
The decrease in reported operating margin for the nine months ended March 31, 2024 was primarily driven by a decrease in net sales, decrease in gross margin and the increase in operating expense margin, discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three and nine months ended March 31, 2024 of $18 million and $28 million, and for the three and nine months ended March 31, 2023 of $18 million and $33 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Skin Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$468	$269	$920	$1,238
$ Change from prior-year period	199		(318)
% Change from prior-year period	74%		(26)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options	75%		(31)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income increased for the three months ended March 31, 2024, reflecting higher operating results from La Mer and Estée Lauder, combined, of approximately $222 million. The increase in operating income from La Mer was primarily driven by an increase in net sales. Operating income from Estée Lauder increased, primarily reflecting a decrease in cost of sales, due in part to lower freight and transportation costs and obsolescence charges as well as a decrease in promotional items, disciplined advertising and promotional expense management, and an increase in net sales. The increase in skin care operating income for the three months ended March 31, 2024 was partially offset by the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales.

Reported skin care operating income decreased for the nine months ended March 31, 2024, reflecting lower operating results from Estée Lauder and Clinique, combined, of approximately $322 million, primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Also contributing to the decrease in operating results from Estée Lauder was lower shipping costs due to the decrease in net sales. Also contributing to the decrease in skin care operating income for the nine months ended March 31, 2024 was the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales.

Partially offsetting the decrease in skin care operating income for the nine months ended March 31, 2024 was the favorable year-over-year impact of the fiscal 2023 second quarter other intangible asset impairment related to Dr.Jart+ of $100 million, as well as higher operating results from The Ordinary, primarily driven by an increase in net sales and a decrease in cost of sales due in part to the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities, increased automation within such facilities, and lower obsolescence charges. Partially offsetting the increase in operating income from The Ordinary was an increase in advertising and promotional activities as the brand continues to invest and support the growth of the business.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income (loss)	$66	$(5)	$56	$(9)
$ Change from prior-year period	71		65
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	100+%		(43)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating income increased for the three months ended March 31, 2024, primarily reflecting higher operating results from Estée Lauder, Clinique, M·A·C, and TOM FORD, combined, of approximately $101 million. The increase in operating results from Estée Lauder was primarily driven by an increase in net sales and disciplined advertising and promotional expense management. Operating income from Clinique increased, primarily driven by an increase in net sales and a decrease in cost of sales, due in part to a decrease in promotional items. The increase in operating results from M·A·C was primarily driven by lower cost of sales reflecting lower freight and transportation costs compared to the prior-year period and disciplined advertising and promotional expense management. Operating results from TOM FORD increased, primarily driven by disciplined advertising and promotional expense management, lower cost of sales, due in part to lower obsolescence charges, and a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand, partially offset by a decrease in net sales.

The increase in makeup operating income for the three months ended March 31, 2024 was partially offset by the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales.

Reported makeup operating income increased for the nine months ended March 31, 2024, primarily reflecting the favorable year-over-year impact of other intangible asset impairments related to Too Faced and Smashbox of $107 million, and higher results from Clinique and TOM FORD, combined, of approximately $70 million. The increase in operating income from Clinique was primarily driven by an increase in net sales. Operating income from TOM FORD increased, primarily driven by lower cost of sales due in part to lower freight and transportation costs compared to the prior-year period and a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand.

Partially offsetting the increase in makeup operating income for the nine months ended March 31, 2024, was lower operating results from M·A·C, primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Also partially offsetting the increase in makeup operating income for the nine months ended March 31, 2024 was the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales, and an increase in general and administrative expenses, reflecting higher employee-related costs, primarily driven by the increase to stock-based compensation related to the unfavorable year-over-year comparisons in the recognition of expenses, as well as adjustments related to our performance share units, and annual increases to salaries and wages, partially offset by lower incentive compensation.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$29	$66	$267	$343
$ Change from prior-year period	(37)		(76)
% Change from prior-year period	(56)%		(22)%

Reported fragrance operating income decreased for the three months ended March 31, 2024, reflecting lower operating results from TOM FORD and Le Labo, combined, of approximately $12 million. The decrease in operating income from TOM FORD was primarily driven by a decrease in net sales, higher cost of sales, due in part to an increase in promotional items, higher advertising and promotional expenses and an increase in general and administrative expenses, as the brand continues to invest in and support the growth of the business, partially offset by a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand. Operating income from Le Labo decreased, primarily driven by higher advertising and promotional activities to support the growth of the business, higher store operating costs and higher selling expenses, due to targeted expanded consumer reach, partially offset by an increase in net sales. Also contributing to the decrease in fragrance operating income for the three months ended March 31, 2024 was the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales.

Partially offsetting the fragrance operating income decrease for the three months ended March 31, 2024, was higher operating results from Jo Malone London, primarily driven by an increase in net sales and lower cost of sales due to a shift in product mix to colognes, which typically have higher margins, partially offset by an increase in selling expenses due to an increase in demonstration expenses compared to the prior-year period and higher store operating costs due to targeted expanded consumer reach.

Reported fragrance operating income decreased for the nine months ended March 31, 2024, primarily driven by lower operating results from TOM FORD and Clinique, combined, of approximately $31 million. The decrease in operating income from TOM FORD was primarily driven by higher cost of sales, due in part to an increase in promotional items, higher advertising and promotional expenses to support new product launches, higher selling expenses due to an increase in demonstration expenses compared to the prior-year period, and an increase in general and administrative expenses as the brand continues to invest and support the growth of the business, partially offset by a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand and an increase in net sales. Operating income from Clinique decreased, primarily driven by a decrease in net sales. Also contributing to the decrease in fragrance operating income for the nine months ended March 31, 2024 was an increase in general and administrative expenses, reflecting higher employee-related costs, primarily driven by the increase in stock-based compensation related to the unfavorable year-over-year comparisons in the recognition of expenses, as well as adjustments related to our performance share units, and annual increases to salaries and wages, partially offset by lower incentive compensation, and the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales.

Hair Care

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating loss	$(25)	$(24)	$(50)	$(32)
$ Change from prior-year period	(1)		(18)
% Change from prior-year period	(4)%		(56)%

THE ESTÉE LAUDER COMPANIES INC.

Reported hair care operating loss remained virtually flat for the three months ended March 31, 2024. reflecting the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales, offset by an increase in the operating results from Aveda and Bumble and bumble, combined, of approximately $11 million. Operating results from Aveda increased, primarily driven by disciplined advertising and promotional expense management, lower general and administrative expenses, partially offset by a decrease in net sales. The increase in operating results from Bumble and bumble was driven by a decrease in cost of sales, primarily reflecting the favorable impact of product mix and a decrease in promotional activities due to disciplined expense management, and an increase in net sales.

Reported hair care operating results decreased for the nine months ended March 31, 2024, primarily reflecting the decrease in net sales and the recognition of the impact of reduced manufacturing volumes on our standard cost within cost of sales, partially offset by the benefit from disciplined advertising and promotional expense management.
Geographic Regions
The Americas

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating loss	$(6)	$(93)	$(243)	$(53)
$ Change from prior-year period	87		(190)
% Change from prior-year period	94%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments and change in fair value of acquisition-related stock options	99%		(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating loss decreased in The Americas for the three months ended March 31, 2024, primarily reflecting higher intercompany royalty income of $86 million compared to the prior-year period, driven by an increase in net sales in our travel retail business, and an increase in net sales, partially offset by an increase in stock-based compensation, due to the unfavorable year-over-year comparisons as a result of adjustments related to our performance share units.

Reported operating results decreased in The Americas for the nine months ended March 31, 2024, primarily reflecting lower operating results from the United States, primarily driven by lower intercompany royalty income of $184 million compared to the prior-year period, driven by a decrease in net sales in our travel retail business, and an increase in stock-based compensation, due to the unfavorable year-over-year comparisons in the recognition of expenses, as well as adjustments related to our performance share units. Partially offsetting the lower operating results in the United States was the favorable year-over-year impact of other intangible asset impairments relating to Too Faced and Smashbox of $107 million during the fiscal 2023 second quarter, and an increase in net sales.

Europe, the Middle East & Africa

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$302	$176	$825	$919
$ Change from prior-year period	126		(94)
% Change from prior-year period	72%		(10)%

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income increased in Europe, the Middle East & Africa for the three months ended March 31, 2024, primarily driven by higher operating results from our travel retail business and the United Kingdom, combined, of approximately $117 million. The higher operating results from our travel retail business were primarily due to an increase in net sales, partially offset by the associated increase in intercompany royalty expense to The Americas of $86 million. Operating income in the United Kingdom increased, led by The Ordinary, primarily reflecting lower cost of sales due to a favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities, increased automation within such facilities, and lower obsolescence charges.
Reported operating income decreased in Europe, the Middle East & Africa for the nine months ended March 31, 2024, primarily driven by lower results from our travel retail business, primarily due to a decrease in net sales, partially offset by the associated decrease in intercompany royalty expense to The Americas of $184 million.
Partially offsetting the decrease in operating income in Europe, the Middle East & Africa for the nine months ended March 31, 2024, were higher results from the United Kingdom, primarily led by The Ordinary, reflecting an increase in net sales and a decrease in cost of sales, due to a favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities, increased automation within such facilities, and lower obsolescence charges, partially offset by an increase in selling expenses and advertising and promotional expenses to support the growth of the business.

Asia/Pacific

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$253	$232	$649	$681
$ Change from prior-year period	21		(32)
% Change from prior-year period	9%		(5)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	9%		(17)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 61 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income increased in Asia/Pacific for the three months ended March 31, 2024, primarily driven by higher results in mainland China and Hong Kong SAR, combined, of approximately $37 million. The increase in operating results from mainland China was primarily driven by disciplined advertising and promotional expense management, partially offset by higher store operating costs, driven by an unfavorable comparison from a commission rebate benefit received in the prior-year period. Operating results in Hong Kong SAR increased, primarily driven by an increase in net sales.

Partially offsetting the increase in operating income in Asia/Pacific for the three months ended March 31, 2024, was lower results from Japan, primarily reflecting higher cost of sales, driven by our new manufacturing facility near Tokyo which began limited production in fiscal 2023.

Reported operating income decreased in Asia/Pacific for the nine months ended March 31, 2024, primarily driven by lower results in mainland China, Japan, Taiwan and Thailand, combined, of approximately $145 million. The decrease in operating income in mainland China was primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Operating income in Japan decreased, primarily reflecting higher cost of sales driven by our new manufacturing facility near Tokyo which began limited production in fiscal 2023. The decrease in operating results in Taiwan and Thailand were primarily driven by decreases in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Partially offsetting the decrease in operating income in Asia/Pacific for the nine months ended March 31, 2024 was higher operating results from Korea, led by the Dr.Jart+ travel retail business in Korea, and Hong Kong SAR, combined, of approximately $121 million. The increase in operating income from Korea, led by the Dr.Jart+ travel retail business in Korea, was primarily driven by the favorable year-over-year impact of the fiscal 2023 second quarter other intangible asset impairment relating to Dr. Jart+ of $100 million, partially offset by a decrease in net sales. Operating results from Hong Kong SAR increased, primarily driven by an increase in net sales, partially offset by an increase in advertising and promotional expenses to support the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions which began during the fiscal 2023 third quarter, as well as an increase in store operating costs driven by increased sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2024	2023	2024	2023
Interest expense	$94	$58	$287	$156
Interest income and investment income, net	$45	$37	$126	$78
Interest expense increased for the three and nine months ended March 31, 2024, primarily reflecting a higher debt balance, due in part to the financing of our acquisition of the TOM FORD brand and the issuance of Senior Notes in May 2023. Also contributing to the increase in interest expense was higher interest rates compared to the prior-year period. Interest income and investment income, net increased in both periods, primarily reflecting higher interest rates compared to the prior-year period.

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

	Three Months Ended March 31		Nine Months Ended March 31
	2024	2023	2024	2023
Effective rate for income taxes	31.1%	44.6%	33.9%	27.9%
Basis-point change from the prior-year period	(1,350)		600

For the three months ended March 31, 2024, the decrease in the effective tax rate was primarily attributable to a lower effective tax rate on our foreign operations due to the timing of the estimated change in our full year geographical mix of earnings in the current and prior-year periods, partially offset by the unfavorable impact associated with previously issued stock-based compensation.

For the nine months ended March 31, 2024, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on our foreign operations due to our geographical mix of earnings for fiscal 2024, and the unfavorable impact associated with previously issued stock-based compensation.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31		Nine Months Ended March 31
($ in millions, except per share data)	2024	2023	2024	2023
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$330	$156	$674	$1,039
$ Change from prior-year period	174		(365)
% Change from prior-year period	100+%		(35)%
Diluted net earnings per common share	$.91	$.43	$1.87	$2.88
% Change from prior-year period	100+%		(35)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, other intangible asset impairments and the change in fair value of acquisition-related stock options	100+%		(42)%
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
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Three Months Ended March 31		Variance	% Change	% Change in constant currency
	2024	2023
Net sales, as reported	$3,940	$3,751	$189	5%	6%
Returns associated with restructuring and other activities	—	4	(4)
Net sales, as adjusted	$3,940	$3,755	$185	5%	6%

Operating income, as reported	$531	$297	$234	79%	87%
Charges associated with restructuring and other activities	18	18	—
Change in fair value of acquisition-related stock options	5	1	4
Operating income, as adjusted	$554	$316	$238	75%	83%

Diluted net earnings per common share, as reported	$.91	$.43	$.48	100+%	100+%
Charges associated with restructuring and other activities	.04	.04	—
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	.02	—	.02
Diluted net earnings per common share, as adjusted	$.97	$.47	$.50	100+%	100+%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31		Variance	% Change	% Change in constant currency
	2024	2023
Net sales, as reported	$11,737	$12,301	$(564)	(5)%	(4)%
Returns associated with restructuring and other activities	1	10	(9)
Net sales, as adjusted	$11,738	$12,311	$(573)	(5)%	(4)%

Operating income, as reported	$1,203	$1,514	$(311)	(21)%	(18)%
Charges associated with restructuring and other activities	28	33	(5)
Other intangible asset impairments	—	207	(207)
Change in fair value of acquisition-related stock options	8	(2)	10
Operating income, as adjusted	$1,239	$1,752	$(513)	(29)%	(27)%

Diluted net earnings per common share, as reported	$1.87	$2.88	$(1.01)	(35)%	(32)%
Charges associated with restructuring and other activities	.06	.07	(.01)
Other intangible asset impairments	—	.44	(.44)
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	.02	(.01)	.03
Diluted net earnings per common share, as adjusted	$1.95	$3.38	$(1.43)	(42)%	(40)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended March 31
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$2,060	$1,915	$145	$34	$179	8%	9%
Makeup	1,136	1,104	32	10	42	3	4
Fragrance	575	577	(2)	7	5	—	1
Hair Care	143	148	(5)	(1)	(6)	(3)	(4)
Other	26	11	15	1	16	100+	100+
	3,940	3,755	185	51	236	5	6
Returns associated with restructuring and other activities	—	(4)	4	—	4
Total	$3,940	$3,751	$189	$51	$240	5%	6%

By Region:
The Americas	$1,117	$1,089	$28	$(3)	$25	3%	2%
Europe, the Middle East & Africa	1,647	1,474	173	(1)	172	12	12
Asia/Pacific	1,176	1,192	(16)	55	39	(1)	3
	3,940	3,755	185	51	236	5	6
Returns associated with restructuring and other activities	—	(4)	4	—	4
Total	$3,940	$3,751	$189	$51	$240	5%	6%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Nine Months Ended March 31
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$5,873	$6,454	$(581)	$52	$(529)	(9)%	(8)%
Makeup	3,365	3,424	(59)	—	(59)	(2)	(2)
Fragrance	1,948	1,907	41	4	45	2	2
Hair Care	464	488	(24)	(3)	(27)	(5)	(6)
Other	88	38	50	1	51	100+	100+
	11,738	12,311	(573)	54	(519)	(5)	(4)
Returns associated with restructuring and other activities	(1)	(10)	9	—	9
Total	$11,737	$12,301	$(564)	$54	$(510)	(5)%	(4)%

By Region:
The Americas	$3,567	$3,447	$120	$(1)	$119	3%	3%
Europe, the Middle East & Africa	4,488	4,972	(484)	(53)	(537)	(10)	(11)
Asia/Pacific	3,683	3,892	(209)	108	(101)	(5)	(3)
	11,738	12,311	(573)	54	(519)	(5)	(4)
Returns associated with restructuring and other activities	(1)	(10)	9	—	9
Total	$11,737	$12,301	$(564)	$54	$(510)	(5)%	(4)%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of other intangible asset impairments and the change in fair value of acquisition-related stock options:

	As Reported			Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended March 31
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$468	$269	$199	$4	$203	74%	75%
Makeup	66	(5)	71	—	71	100+	100+
Fragrance	29	66	(37)	—	(37)	(56)	(56)
Hair Care	(25)	(24)	(1)	—	(1)	(4)	(4)
Other	11	9	2	—	2	22	22
	549	315	234	$4	$238	74%	75%
Charges associated with restructuring and other activities	(18)	(18)	0
Total	$531	$297	$234

By Region:
The Americas	$(6)	$(93)	$87	$4	$91	94%	99%
Europe, the Middle East & Africa	302	176	126	—	126	72	72
Asia/Pacific	253	232	21	—	21	9	9
	549	315	234	$4	$238	74%	75%
Charges associated with restructuring and other activities	(18)	(18)	0
Total	$531	$297	$234

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Other intangible asset impairments	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Nine Months Ended March 31
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$920	$1,238	$(318)	$(100)	$10	$(408)	(26)%	(31)%
Makeup	56	(9)	65	(107)	—	(42)	100+	(43)
Fragrance	267	343	(76)	—	—	(76)	(22)	(22)
Hair Care	(50)	(32)	(18)	—	—	(18)	(56)	(56)
Other	38	7	31	—	—	31	100+	100+
	1,231	1,547	(316)	$(207)	$10	$(513)	(20)%	(29)%
Charges associated with restructuring and other activities	(28)	(33)	5
Total	$1,203	$1,514	$(311)

By Region:
The Americas	$(243)	$(53)	$(190)	$(107)	$10	$(287)	(100+)%	(100+)%
Europe, the Middle East & Africa	825	919	(94)	—	—	(94)	(10)	(10)
Asia/Pacific	649	681	(32)	(100)	—	(132)	(5)	(17)
	1,231	1,547	(316)	$(207)	$10	$(513)	(20)%	(29)%
Charges associated with restructuring and other activities	(28)	(33)	5
Total	$1,203	$1,514	$(311)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2024, we had cash and cash equivalents of $3,701 million compared with $4,029 million at June 30, 2023. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

Based on past performance and current expectations, we believe that cash on hand, cash generated from operations, available credit lines and access to credit markets will be adequate to support seasonal working capital needs, currently planned business operations, information technology enhancements, capital expenditures, acquisitions, dividends, stock repurchases, restructuring initiatives, commitments and other contractual obligations on both a near-term and long-term basis. In April 2024, we notified the minority interest holders that we are exercising our option to purchase the remaining interests in DECIEM, pursuant to the terms of the net Put (Call) Option for a purchase price based on the performance of DECIEM. This will result in the settlement of the DECIEM stock options and the redeemable noncontrolling interest balances during the fiscal 2024 fourth quarter.

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

THE ESTÉE LAUDER COMPANIES INC.
Inflation impacted our overall operating results in the fiscal 2024 third quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 24, 2024, our long-term debt is rated A with a negative outlook by Standard & Poor’s and A1 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At March 31, 2024, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (16)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (16)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (16)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (16)	455	—	455
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (16)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (16)	295	—	295
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (16)	643	—	643
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (16)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (16)	695	—	695
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (16)	550	—	550
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (16)	592	—	592
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (16)	644	—	644
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (16)	696	—	696
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (16)	499	—	499
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (15), (16)	—	499	499
Other long-term borrowings	29	—	29
Other current borrowings	—	6	6
	$7,265	$505	$7,770

(1)Consists of $600 million principal, unamortized debt discount of $3 million and debt issuance costs of $6 million.
(2)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $6 million.
(3)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $5 million.
(4)Consists of $450 million principal, net unamortized debt premium of $9 million and debt issuance costs of $4 million.
(5)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(6)Consists of $300 million principal, unamortized debt discount of $2 million and debt issuance costs of $3 million.
(7)Consists of $650 million principal, unamortized debt discount of $2 million and debt issuance costs of $5 million.
(8)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(9)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $4 million.
(10)Consists of $600 million principal, unamortized debt discount of $3 million, debt issuance costs of $3 million and a $44 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $104 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $4 million and debt issuance costs of $2 million.
(13)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $3 million.
(14)Consists of $500 million principal and debt issuance costs of $1 million.
(15)Consists of $500 million principal and unamortized debt discount of $1 million.
(16)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 57% and 59% at March 31, 2024 and June 30, 2023, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Nine Months Ended March 31
(In millions)	2024	2023
Net cash flows provided by operating activities	$1,471	$1,017
Net cash flows used for investing activities	$(735)	$(527)
Net cash flows provided by (used for) financing activities	$(1,059)	$1,090

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

The change in net cash flows used for investing activities was primarily driven by an unfavorable impact from the settlement of net investment hedges compared to the prior-year period, for which there is a partially offsetting favorable impact related to foreign currency forward contracts not designated as hedging instruments that is reflected in working capital noted above, and an increase in capital expenditures, primarily driven by the timing of payments relating to the manufacturing facility near Tokyo as it nears completion.

The change in net cash flows provided by (used for) financing activities primarily reflected an unfavorable impact in repayments of commercial paper during fiscal 2024 as compared to an increase in proceeds from the issuance of short-term commercial paper in the prior-year period, partially offset by an increase in debt due to the issuance of our $650 million, 5.000% Senior Notes in February 2024, a favorable impact in repayments of debt due to the repayment of the outstanding principal balance of our $250 million, 2.35% Senior Notes that matured during the fiscal 2023 first quarter and lower treasury stock repurchases compared to the prior-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2024, see Notes to Consolidated Financial Statements, Note 12 – Equity and Redeemable Noncontrolling Interest.

Pension and Post-retirement Plan Funding
There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Commitments, Contractual Obligations and Contingencies
There have been no other significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 5 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $356 million and $265 million as of March 31, 2024 and June 30, 2023, respectively. The increase from June 30, 2023 to March 31, 2024 was driven by an increase in the net short foreign currency position of the portfolio. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million as of March 31, 2024 and June 30, 2023.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $50 million and $55 million as of March 31, 2024 and June 30, 2023, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 9 – Commitments and Contingencies.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2024	7,055	$133.32	—	25,073,242
February 2024	769	147.16	—	25,073,242
March 2024	253	147.30	—	25,073,242
	8,077	135.08	—

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

Item 5. Other Information.
Trading Arrangements
During the fiscal 2024 third quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: May 1, 2024		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)