Form 10-K
period 2024-06-30
ESTEE LAUDER COMPANIES INC
filed 2024-08-19
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $34 billion at December 29, 2023 (the last business day of the registrant’s most recently completed second quarter).*
At August 12, 2024, 233,177,155 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 8, 2024	Part III
* Calculated by excluding all shares held by executive officers and directors of registrant and certain trusts without conceding that all such persons are “affiliates” of registrant for purposes of the Federal securities laws.

THE ESTÉE LAUDER COMPANIES INC.

Cautionary Note Regarding Forward-Looking Information and Risk Factors
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may address our expectations regarding sales, earnings or other future financial performance and liquidity, other performance measures, product introductions, entry into new geographic regions, information technology initiatives, new methods of sale, our long-term strategy, restructuring and other charges and resulting cost savings, and future operations or operating results. Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we cannot assure that actual results will not differ materially from our expectations. Factors that could cause actual results to differ from expectations are described herein; in particular, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Regarding Forward-Looking Information.” In addition, there is a discussion of risks associated with an investment in our securities, see “Item 1A. Risk Factors.”
Unless the context requires otherwise, references to “we,” “us,” “our” and the “Company” refer to The Estée Lauder Companies Inc. and its subsidiaries.
PART I

Item 1.  Business.
The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers, marketers and sellers of quality skin care, makeup, fragrance and hair care products, and is a steward of luxury and prestige brands globally. Our products are sold in approximately 150 countries and territories under a number of well-known brand names including: Estée Lauder, Clinique, Origins, M·A·C, Bobbi Brown Cosmetics, La Mer, Aveda, Jo Malone London, TOM FORD, Too Faced, Dr.Jart+, and The Ordinary. We are also the global licensee of the AERIN, BALMAIN and Dr. Andrew Weil brand names for fragrances and cosmetics. Each brand is distinctly positioned within the market for cosmetics and other beauty products.

We believe we are a leader in the beauty industry due to the global recognition of our brand names, our excellence in product innovation, our strong position in key geographic markets and the consistently high quality of our products and “High-Touch” services. We sell our prestige products through distribution channels that complement the luxury image and prestige status of our brands, and we provide “High-Touch” consumer experiences across our distribution channels. Our products are sold on our own and authorized retailer websites, on third-party online malls, in stores in airports, in duty-free locations and in our own and authorized freestanding stores. In addition, our products are sold in brick-and-mortar retail stores, including department stores, specialty-multi retailers, upscale perfumeries and pharmacies and top-tier salons and spas.

We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 12, 2024, shares of our Company's Class A Common Stock and Class B Common Stock having approximately 84% of the outstanding voting power of the Common Stock.

Products

Skin Care - Our broad range of skin care products address various skin care needs. These products include moisturizers, serums, cleansers, toners, body care, exfoliators, acne and oil correctors, facial masks and sun care products.
Makeup - Our full array of makeup products includes lipsticks, lip glosses, mascaras, foundations, eyeshadows and powders. Many of the products are offered in an extensive palette of shades and colors. We also sell related items such as compacts, brushes and other makeup tools.

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

Our Brands
Given the personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands in the market. Beauty brands are differentiated by numerous factors, including quality, performance, a particular lifestyle, where they are distributed (e.g., prestige or mass) and price point. Below is a chart showing the brands we sell and how we view them based on lifestyle and price point:

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

Acquired in 1995, Bobbi Brown Cosmetics is a global prestige beauty brand known for its high quality and undertone-correct makeup and skin care products that celebrate individual beauty and confidence. Reflecting its artistry roots, the brand is focused on creating a teaching and learning community of women around the world.

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

Acquired in 1999, Jo Malone London is a scented British lifestyle brand with understated elegance, offering enchanted story-telling and “High-Touch” boutique services. The brand’s famous colognes are perfect alone or artfully layered. Jo Malone London embodies the spirit of gifting generosity and inspires emotional elevation.

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

Acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with high performance products created for our consumers' everyday life in the spotlight.

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

On May 31, 2024, we purchased the remaining interest in the Deciem Beauty Group Inc. ("DECIEM") after increasing our investment in 2021 to 76%. Known as “The Abnormal Beauty Company,” DECIEM is a Toronto-based, vertically integrated multi-brand beauty company rooted in a consumer-focused and functional approach. Its portfolio includes The Ordinary, an ingredient-focused brand, and NIOD, a science-driven skin care brand.

In fiscal 2022, we negotiated early termination agreements for our previous license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines effective June 30, 2022.

From time to time, we also make minority investments in companies, mainly in the beauty industry, including through our New Incubation Ventures, the strategic early-stage investment and incubation arm of our Company. In some cases, we have acquired the remaining interests (e.g., Have & Be Co. Ltd. (i.e. Dr.Jart+) and DECIEM). We have several minority investments including a company based in India that manufactures, markets and sells Ayurvedic skin care and other products under the Forest Essentials brand name, primarily in India.

Our “Luxury Brands” are La Mer, Jo Malone London, TOM FORD, AERIN Beauty, Le Labo, Editions de Parfums Frédéric Malle and Kilian Paris. Our luxury portfolio also includes Estée Lauder's Re-Nutriv product franchise. Our “Large Brands” are Estée Lauder, La Mer, M·A·C and Clinique. Our “Scaling Brands” are Jo Malone London, TOM FORD, The Ordinary, Aveda, and Bobbi Brown Cosmetics. Our “Developing Brands” are Le Labo, Too Faced, Dr.Jart+, Origins, Kilian Paris, Bumble and bumble, Smashbox, Darphin Paris, Editions de Parfums Frédéric Malle, Lab Series, and GLAMGLOW.

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

The Nominating and ESG Committee of our Board of Directors has oversight responsibility for our Company’s environmental, social and governance (“ESG”) activities and practices, including citizenship and sustainability matters. Our social impact and sustainability efforts are led by our Executive Chairman and our President and Chief Executive Officer. Other members of senior management, along with employees across the organization, help to drive our strategic initiatives concerning social impact and sustainability.

Additional information related to our social impact and sustainability matters can be found at www.elcompanies.com.

Distribution

We sell our prestige products through distribution channels that complement the luxury image and prestige status of our brands, and we provide “High-Touch” consumer experiences across our distribution channels. Our products are sold on our own and authorized retailer websites, on third-party online malls, in stores in airports, in duty-free locations and in our own and authorized freestanding stores. In addition, our products are sold in brick-and-mortar retail stores, including department stores, specialty-multi retailers, upscale perfumeries and pharmacies and top-tier salons and spas. Our general practice is to accept returns of our products from customers if properly requested and approved.
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
As of June 30, 2024, we operated approximately 1,600 freestanding stores. The total reflects the net impact during fiscal 2024 of lease expirations, offset by new door openings. Most freestanding stores are operated by us under a single brand name, such as M·A·C, Jo Malone London, Le Labo and Aveda. We also operate over 300 multi-branded company stores, primarily in outlet malls.
We maintain dedicated sales teams that manage our retail accounts. We have wholly-owned operations in over 50 countries through which we market, sell and distribute our products. In certain countries, we sell our products through carefully selected distributors who we believe share our commitment to protecting the image and position of our brands. For information regarding our net sales and long-lived assets by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 24 – Segment Data and Related Information.
Our “Emerging Markets” in Europe, the Middle East & Africa are India, the Middle East, Turkey, South Africa, Central Europe, Israel, Russia and Kazakhstan; in Asia/Pacific are Thailand, Malaysia, Vietnam, Indonesia, the Philippines and Singapore; and in The Americas are Brazil, Mexico, Chile, Colombia, Panama, Peru and Argentina.
Our “Priority Emerging Markets” in Europe, the Middle East & Africa are India, the Middle East, Turkey and South Africa; in Asia/Pacific are Thailand, Malaysia, Vietnam, Indonesia, and the Philippines; and in The Americas are Brazil and Mexico.
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

Our marketing strategies vary by brand, local market and distribution channel. We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s equity, distribution, product focus, understanding of the core consumer and local relevance. This enables us to elevate the consumer experience as we attract new consumers, create trial, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors. Hero products are at the core of our brand marketing strategies. They are the pillars of our brands and historically have provided strong results through high repeat sales and consumer loyalty. In addition to continuing to attract existing consumers, our hero products provide an opportunity for new consumers to be introduced to our desirable products, creating consumer traffic across all channels of distribution. We aim to further strengthen our hero products, and create new ones, through continuous review of our product portfolio and strategic innovation. Our marketing planning approach leverages local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively. This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods, and also using these insights to develop new ways to innovate, engage consumers, build brand equity and sell products. Most of our creative marketing work is done by in-house teams, in collaboration with external resources, that design and produce the sales materials, social media strategies, advertisements and packaging for products in each brand. For a number of products, we create and deploy 360° integrated consumer engagement programs. We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites including through digital and social media, billboards in cities and airports, and email. In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.

We continue to focus on increasing our brand awareness and sales through our strategic emphasis on technology, by expanding our digital presence encompassing e-commerce, as well as digital, social media and influencer marketing. Our ongoing investments in new analytical capabilities enable us to create more personalized experiences across our distribution channels. We continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce businesses via digital and social marketing activities designed to build brand equity and “High-Touch” consumer engagement, in order to continue to offer better experiences and services and set the standard for prestige beauty shopping online. We also support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites. We have opportunities to expand our brand portfolio online around the world, and we continue to invest in omnichannel concepts in the United States, China and other markets to increase brand loyalty by better serving consumers as they shop across channels and travel corridors. We have dedicated resources to implement creative, coordinated, brand-enhancing strategies across all online activities to increase our direct access to consumers.

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
We recognize technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies, including investments in artificial intelligence ("AI"), across various aspects of our business. This includes the strategic utilization of data to provide better visibility into consumer trends, to increase responsiveness in our product development.

Research and Development

We believe we are an industry leader in the development of new products. Our research and development group, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products. In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver environmentally responsible products that meet or exceed consumer expectations. The research and development group has research-based working relationships with several U.S. and international dermatology and medical institutions, research universities and educational facilities, which supplement internal capabilities. Members of the research and development group are also responsible for product safety, registration and regulatory compliance matters.

Our research and development costs totaled $360 million, $344 million and $307 million in fiscal 2024, 2023 and 2022, respectively, and are expensed as incurred. As of June 30, 2024, we had approximately 1,430 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.
Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in our own facilities in The Americas (United States and Canada); in Europe, the Middle East & Africa (Belgium, Switzerland and the United Kingdom); and in Asia/Pacific (Japan), and we also leverage global third-party manufacturing networks. We continue to evaluate our manufacturing facilities and processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency and reduce costs. Our plants are modern, and our manufacturing processes are substantially automated. In fiscal 2024, we completed the construction of our new manufacturing facility in Japan, near Tokyo. While we believe our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time to time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe these changes will not impact our ability to meet our long-term strategic objectives.
We have established a flexible global distribution network that is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network, particularly as we work to anticipate and respond to shifts in channel and consumer preferences, as well as identifying opportunities to increase efficiencies and reduce costs. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers and consumers.

As discussed above, we continue to focus on social impact and sustainability across our operations. Focus areas include employee health and safety and minimizing our impact on the environment. This is achieved, in part, through investment in equipment while enhancing the work environment through safe practices and capabilities. We also engage in initiatives to improve our equipment and buildings to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, reducing industrial waste to landfill, investments in renewable energy sources and packaging that incorporates recyclable and recycled content.

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals. We also purchase packaging components that are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Relations function. We also partner with an extensive network of third-party manufacturers that help us access innovation and capacity. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency and reducing costs. In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies, lead-time reduction and reduced emissions.

Some of our products rely on single-source or a limited number of suppliers; however, we believe we have a robust business continuity strategy, sophisticated capacity planning tools and strategic inventory buffer and multi-sourcing solutions. In the past, we have been able to obtain an adequate supply of essential raw materials and packaging components for virtually all materials used in the production of our products. From time to time, we may experience supply disruptions on a short-term basis, but we currently believe we have adequate resources of supply and our portfolio of suppliers has the resources and facilities to overcome most unforeseen interruptions of supply.

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

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; LVMH Moët Hennessey Louis Vuitton; Chanel S.A.; Beiersdorf; Shiseido Company, Ltd.; Natura & Co. and Coty Inc. We also face competition from a number of independent brands, some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products both in the United States and in the other principal countries where such products are sold, including Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr.Jart+, The Ordinary and NIOD. We are the exclusive worldwide licensee for fragrances, cosmetics and/or related products for AERIN, BALMAIN, and Dr. Andrew Weil. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – Royalty Fees - License Arrangements. We protect our trademarks in the United States and significant markets worldwide. We consider the protection of our trademarks to be important to our business.

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
As of June 30, 2024 and 2023, we had approximately 62,000 employees worldwide, including demonstrators at points of sale who are employed by us. At June 30, 2024, approximately 71% of our global employees were full-time, approximately 16% were temporary and approximately 13% were part-time employees, with approximately 27% of our global employees located in the United States and approximately 73% located outside of the United States. We recognize the importance of female representation, and, as of June 30, 2024, approximately 80% of our employees were female and approximately 60% of our employees at the level of Vice President and above were female. We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by works council agreements or other syndicate arrangements.
Our human capital management includes the following strategic areas:
Inclusion, Diversity and Equity

We continue to evolve our inclusion, diversity and equity strategy as we remain committed to supporting an inclusive and diverse workplace for all of our employees that better enables us to create innovative products and services as we continually strive to meet the evolving needs of our diverse global consumers. Our objective in creating an environment of inclusion, diversity and equity is to enhance our ability to attract and retain the best talent globally and promote a sense of belonging. We continuously encourage a culture of fairness, equal access to opportunities, including positions of leadership, and transparency in employment matters.

We are proud of our history of driving awareness and acceptance around the world and for standing up for the rights of individuals in the workplace and beyond. We remain resolute in our commitments to racial equity, with a focus on U.S. operations, including programs related to listening and learning, talent and opportunity, representation, suppliers and investing in change.

We are also committed to gender equity and equitable pay practices, having made significant progress in this respect, and also continue to prioritize cross-generational inclusion and diversity to help cultivate talent within our workforce.

Talent Recruitment, Retention, Learning and Development
Hiring, retaining and developing the best talent globally is key to our success. Our talent strategy is focused on employee engagement and investments in career development, succession planning and building leadership at various levels across the organization, as well as measuring, recognizing and rewarding business and leadership performance. Our investments include providing programs to ensure our employees are equipped with the right skillsets and knowledge, as well as opportunities to transfer to other functions or regions through short-term and long-term assignments. We believe these programs and opportunities create a pipeline of talent and leadership, necessary to drive and deliver on our long-term strategy in an ever-changing business environment.

To enhance our culture and measure our human capital efforts, we regularly engage with our employees and provide several mechanisms for our employees to provide their feedback. Key topics covered during employee engagement include inclusion, diversity and equity, learning and development, work-life structure, leadership effectiveness, and employee benefits and well-being. Based on our review of employee survey results, action plans are implemented to enhance employee satisfaction and to ensure alignment with our overall human capital strategy. One example is our Talent Marketplace, (called ELC Grow), which enables employees to explore personalized roles, projects, and networking opportunities that can empower employees to grow their skills and career.

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
Health and Safety

We are committed to providing a healthy and safe workplace for our employees. We establish and update safety policies and procedures, train employees on our safety guidelines and local requirements, and create a culture focused on well-being and safety through ongoing communication, awareness and engagement.

Employee Rewards

We offer competitive compensation and benefit packages to attract, motivate and retain world-class talent, and we are committed to fair and equitable pay across the organization.

To support the health and well-being of our employees, our competitive benefit packages may include, depending upon position and location, pension and post-retirement benefit plans, health and wellness benefits, flexible working arrangements, parental (maternal and paternal) leave and support programs, adoption assistance and education-related benefits.
Volunteerism and Community Engagement

We support volunteer efforts by our employees as our long-term success can benefit from the vitality of the communities where we have a presence. This is done through our ELC Good Works program, our global charitable and volunteerism program which allows eligible employees to create and participate in volunteer activities, with their cash donations matched by the Company and volunteer hours rewarded through additional cash donations by the Company.

Government Regulation

We and our products are subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold. Such laws and regulations relate to a wide range of matters including ingredients, manufacturing, labeling, packaging, marketing, advertising, transport and the sale, disposal and safety of our products, as well as environmental matters. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations.

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

Availability of Reports

We make available financial information, news releases and other information on our website: www.elcompanies.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports, as well as any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge via the EDGAR database at www.sec.gov or our website, as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the U.S. Securities and Exchange Commission.

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
Information about our Executive Officers*

Name	Age	Position(s) Held
Roberto Canevari	58	Executive Vice President – Global Supply Chain
Stéphane de La Faverie	50	Executive Group President
Fabrizio Freda	66	President, Chief Executive Officer and a Director
Carl Haney	61	Executive Vice President, Global Research Product and Innovation Officer
Jane Hertzmark Hudis	64	Executive Group President
Peter Jueptner	61	President, International
Jane Lauder	51	Executive Vice President, Enterprise Marketing and Chief Data Officer and a Director
Leonard A. Lauder	91	Chairman Emeritus
Ronald S. Lauder	80	Chairman of Clinique Laboratories, LLC and a Director
William P. Lauder	64	Executive Chairman and a Director
Michael O’Hare	56	Executive Vice President – Global Human Resources
Tracey T. Travis	62	Executive Vice President and Chief Financial Officer
Meridith Webster	48	Executive Vice President – Global Communications and Public Affairs
*As of August 12, 2024. See below for information regarding expected changes.

All of the executive officers named above have been employees of the Company for more than five years, with the exception of Roberto Canevari and Meridith Webster. Mr. Canevari joined the Company in 2021; previously, from July 2019 to April 2021, he served as Executive Vice President, Supply Chain, Europe, at Unilever PLC, a consumer goods company, and from September 2012 to June 2019, he was Chief Supply Chain Officer at Burberry Group PLC, a global luxury brand. Ms. Webster joined the Company in 2021; previously from January 2021 to May 2021, she served as Chief of Staff, Domestic Policy Council, The White House; from 2018 to 2021, she was Chief Communications Officer, Vox Media, Inc., an independent media company; from 2017 to 2018, Ms. Webster was Managing Director for Public Affairs at Emerson Collective, an organization focused on a wide range of initiatives including education, immigration, climate, and cancer research and treatment; and from 2011 to 2017, she served at Bloomberg L.P., a provider of business and financial information and news, in a variety of roles, including the Global Head of Public Affairs.

As previously reported on August 7, 2024, Rashida La Lande, age 50, is expected to become Executive Vice President and General Counsel effective August 19, 2024. Ms. La Lande joins the Company from The Kraft Heinz Company, a manufacturer and marketer of food and beverage products, where she was for more than five years. Prior to that, she was a partner at the law firm of Gibson, Dunn & Crutcher.

As previously reported on July 23, 2024, Akhil Shrivastava, age 51, is expected to become Executive Vice President and Chief Financial Officer on November 1, 2024, succeeding Tracey T. Travis in that role. Mr. Shrivastava has been an employee of the Company for more than five years.

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Chair, Parkside Global Advisors, a consulting firm
Angela Wei Dong	Global Vice President and General Manager of Greater China, NIKE, Inc., a company that designs and develops, and markets and sells worldwide, athletic footwear, equipment, accessories and services
Fabrizio Freda	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Jennifer Hyman	Co-Founder, Chief Executive Officer, and Chair, Rent the Runway, Inc., a company that enables women to subscribe, rent items, and shop resale from an unlimited closet of designer brands
Gary M. Lauder	Managing Director, Lauder Partners LLC, a venture capital firm
Jane Lauder	Executive Vice President, Enterprise Marketing and Chief Data Officer, The Estée Lauder Companies Inc.
Ronald S. Lauder	Chairman, Clinique Laboratories, LLC
William P. Lauder	Executive Chairman, The Estée Lauder Companies Inc.
Arturo Nuñez	Founder and Chief Executive Officer of AIE Creative, a branding and marketing firm
Richard D. Parsons	Chairman, Equity Alliance, a firm that invests in diverse, emerging venture capital fund managers, and co-founder and partner, Imagination Capital LLC, a venture capital firm
Lynn Forester de Rothschild	Chief Executive Officer and Chair E.L. Rothschild LLC, a private investment company
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm focused on global real estate
Jennifer Tejada	Chief Executive Officer and Chair, PagerDuty, Inc., a digital operations management platform for businesses
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm

*As of August 12, 2024

Item 1A.  Risk Factors.
There are risks associated with an investment in our securities. Please consider the following risks and all of the other information in this annual report on Form 10-K and in our subsequent filings with the U.S. Securities and Exchange Commission (“SEC”). Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be immaterial. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, which includes our prospects, financial condition and results of operations, the trading prices of our securities and our reputation, may be adversely affected.

Risks related to our Business and our Industry
The beauty business is highly competitive, and if we are unable to compete effectively our results will suffer.
We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some competitors have greater resources than we do, others are newer companies (some backed by private-equity investors), and some are competing in distribution channels where we are less represented. In some cases, we may not be able to respond to changing business and economic conditions as quickly as our competitors. Competition in the beauty business is based on a variety of factors including pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, and e-commerce initiatives, including the ability to effectively leverage existing and emerging digital technologies, such as AI and data analytics, to gain more commercial insights and develop relevant marketing concepts and advertising to reach consumers. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.
Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business. Our Company has a well-recognized and strong reputation that could be negatively impacted by social media and many other factors, including, given the legal, regulatory and ethical landscape around the use of AI, our ability to adapt and use the emerging technology in an effective and ethical manner. If our reputation is adversely affected, our ability to attract and retain customers, consumers and employees could be impacted. In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands. Our inability to continue to compete effectively in key countries around the world (e.g., China) could have a material adverse effect on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our financial results.
Our success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop. We must continually work to develop, manufacture and market new products, maintain and adapt our “High-Touch” services to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products. We recognize consumer preferences cannot be predicted with certainty and can change rapidly, driven by the use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our financial results will suffer. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels or countries (e.g., China). If such a situation persists or one or more brands, channels or countries fails to perform as expected, there could be a material adverse effect on our business.
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
Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, supply chain facilities, technologies and emerging and more mature geographic markets (e.g., China). These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we may dispose of or discontinue select brands or streamline operations and incur costs, inclusive of restructuring and other charges, in doing so. Although we believe our strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business.
Acquisitions and divestitures may expose us to additional risks.
We continuously review acquisition and strategic investment opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. In addition, we periodically review our brand portfolio, and our strategy includes potential divestitures of certain brands as we rationalize product offerings. There can be no assurance we will be able to identify these strategic actions and consummate such transactions on favorable terms.

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
The general level of consumer spending is affected by many factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral. However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to the receivables from that retailer. In the event of a retailer liquidation, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity. Our inability to collect receivables from our largest customers or from a group of customers could have a material adverse effect on our business.
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

We operate on a global basis, with a substantial majority of our fiscal 2024 net sales and operating income generated outside the United States. We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including: (i) fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our results of operations, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets; (ii) foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; and taxes; (iii) lack of well-established or reliable legal and administrative systems in certain countries in which we operate; (iv) adverse weather conditions and natural disasters; (v) concentration of sales growth or profitability in one or more countries (e.g., China); and (vi) social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action. These risks could have a material adverse effect on our business.

A disruption in our operations, including supply chain, could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities. Such risks include industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in ingredient, material or packaging supply or availability of natural resources (e.g. water), as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing or distribution sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters, outages due to fire, floods, power loss, telecommunications failures, break-ins and other events or external factors over which we have no control. If such an event were to occur, it could have a material adverse effect on our business.

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
We are, and may in the future become, party to litigation, other disputes or regulatory proceedings across a wide range of matters, including ones relating to product liability matters (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, securities, tax and privacy. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming and could result in settlements, injunctions or damages that could significantly affect our business. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters could have a material adverse effect on our business.
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
We rely on information technology that supports our business processes, including research and development, product development, production, distribution, marketing, sales, order processing, consumer experiences, human resource management, finance and internal and external communications throughout the world. We have e-commerce and other Internet websites in the United States and many other countries. If our information technology does not function properly, or is not adequately supported, it could adversely affect the Company’s business and operations.

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

Cybersecurity incidents at our Company have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past and may in the future reduce the functionality or performance of our information technology, which could negatively impact our business. Cybersecurity incidents can be caused by ransomware, distributed denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to our information technology, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. In addition, some of our suppliers, vendors, service providers, cloud solution providers and customers have in the past experienced, and may in the future experience, such incidents, which could in turn disrupt our business. The evolution and adoption of emerging technologies, such as AI, may intensify cybersecurity risks as techniques used in cyberattacks and cybersecurity incidents continue to evolve and develop. Insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses.

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
Our business planning process is designed to maximize our long-term strength, growth and profitability, not to achieve an earnings target in any particular fiscal quarter. We believe this longer-term focus is in the best interests of the Company and our stockholders. At the same time, however, we recognize it may be helpful to provide investors with guidance as to our expectations regarding certain aspects of our business. This could include forecasts of net sales, earnings per share and other financial metrics or projections. We assume no responsibility to provide or update guidance, and any longer-term guidance we may provide is based on goals we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. We historically have paid dividends on our common stock and repurchased shares of our Class A Common Stock; however, at times we have suspended the declaration of dividends and/or the repurchase of our Class A Common Stock. Going forward, at any time, we could stop, suspend or change the amounts of dividends or stop or suspend our stock repurchase program, and any such action could cause the market price of our stock to decline.
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
As of August 12, 2024, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 84% of the outstanding voting power of the Common Stock. In addition, four members of the Lauder family are on our Board of Directors (three of whom are executive officers). A fifth member of the Lauder family is an executive officer.
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
While we have voluntarily caused our Board of Directors to have a majority of independent directors and the written charters of our Nominating and ESG Committee and Compensation Committee to have the required provisions, we are not requiring our Nominating and ESG Committee and Compensation Committee to be comprised solely of independent directors. As a result of our use of the “controlled company” exemptions, investors will not have the same protection afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Item 1B.  Unresolved Staff Comments.
None.

Item 1C.  Cybersecurity.
Risk Management and Strategy

Our enterprise risk management framework considers cybersecurity risk in conjunction with our other Company risks as part of the overall risk assessment process. Our enterprise risk management team collaborates with the information security function, led by the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), to gather their insights and risk mitigation strategies for managing cybersecurity threats. This integrated approach helps us assess, identify, and manage cybersecurity risks along with our other operational, financial and strategic risks, assisting in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.

We have implemented a cybersecurity program including processes, technologies, and controls to assess, identify, and manage material risks from cybersecurity threats. This program includes implementing new technologies to proactively identify and monitor new vulnerabilities and reduce risk, conducting due diligence of third-party vendors’ information security programs, maintaining security policies and standards and regularly updating and testing our response planning and protocols. We maintain a formal information security training program for employees that includes training on matters such as phishing and email security best practices. Employees are also required to complete mandatory training on data privacy. We also have a third-party cybersecurity risk review process, including requiring key third-party service providers to complete initial and periodic security assessments, which prioritizes, monitors and assesses the risks associated with our third-party service provider interactions.

To evaluate and enhance our cybersecurity program, we periodically utilize third-party experts to undertake maturity assessments of the program.

We have also adopted a cybersecurity incident response plan that is designed to effectively identify, analyze, contain, remediate and eradicate, escalate, report, and appropriately document cybersecurity incidents. The plan also includes a materiality assessment framework that sets forth procedures and escalation protocols to support our assessment of whether a cybersecurity incident is material and subject to SEC reporting requirements. Such escalation protocols include the involvement of the CISO and other senior leaders across various functions, including finance, legal, privacy and global communications, as appropriate. We also maintain insurance coverage that, subject to its terms and conditions, is intended to address costs associated with certain aspects of cybersecurity incidents.

We have experienced cybersecurity incidents of varying degrees on our information technology; however, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operation or financial condition. However, we cannot eliminate all risks and the compromise or interruption of, or damage to, our information technology (including our operational technology and websites) by cybersecurity incidents could have a material negative impact on our business. For a more detailed discussion of the risks, see Risks related to Technology and Cybersecurity Matters within Item 1A. Risk Factors.

Governance

The Audit Committee of the Board of Directors oversees our information security program, which includes oversight of the cybersecurity program and management of cybersecurity risks. The Audit Committee receives at least semi-annual updates from the CISO, which typically address our cybersecurity strategy, initiatives, key security metrics, business response plans and the evolving cyber threat landscape and a detailed threat assessment relating to information technology risks.

At the management level, our cybersecurity program is led by the CISO, who is responsible for assessing and managing material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The CISO is informed about cybersecurity threats and incidents in accordance with the cybersecurity incident response plan as discussed above. The CISO, who reports to the CIO, regularly provides updates to the Chair of the Audit Committee and Chief Financial Officer. We also have protocols by which certain cybersecurity incidents are reported promptly to the Chair of the Audit Committee and Chief Financial Officer, as appropriate. The Company’s CISO has served in various cybersecurity roles for over 20 years, leading a variety of cybersecurity and risk capabilities and also holds multiple cybersecurity certifications such as Certified Information Systems Security Professional, Certified Information Systems Auditor, and Certified in Risk and Information Systems Control.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 12, 2024. The leases expire at various times through 2079 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	4	—	1	—
R&D	1	4	—	—	—	1
Distribution	—	6	1	7	—	2
Manufacturing and R&D	1	—	—	—	—	—
Manufacturing and Assembly	—	3	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—
Principal Executive Offices	—	1	—	—	—	—
Total	4	16	6	7	1	3

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: five for makeup and skin care; three for makeup; three for skin care; two for skin care and fragrance; and one for skin care and hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category.

We consider our properties to be generally in good condition and believe our facilities are adequate for our operations and provide sufficient capacity to meet anticipated requirements.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see Item 8. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Registrant’s Common Equity and Related Stockholder Matters
Our Class A Common Stock is publicly traded on the New York Stock Exchange under the symbol “EL.”
On August 16, 2024, a dividend was declared in the amount of $.66 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 16, 2024 to stockholders of record at the close of business on August 30, 2024. We expect to continue the payment of cash dividends in the future, but there can be no assurance as to the amounts of any dividends declared or that the Board of Directors will continue to declare them.
As of August 12, 2024, there were 3,431 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2024	843	$144.47	—	25,073,242
May 2024	1,601	136.32	—	25,073,242
June 2024	3,117	107.36	—	25,073,242
	5,561	121.32	—

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

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2019.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for fiscal 2024, 2023 and 2022 and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 24 – Segment Data and Related Information for all periods presented. Products, services, and royalty revenue from license arrangements that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category. During the fiscal 2024 second quarter, we identified and corrected misstatements of net sales and operating income between certain of our product categories in our Management's Discussion and Analysis of Financial Condition and Results of Operations for fiscal 2023 and fiscal 2022. See Note 24 – Segment Data and Related Information for additional details.

	Year Ended June 30
(In millions)	2024	2023	2022
NET SALES
By Product Category:
Skin Care	$7,908	$8,249	$9,902
Makeup	4,470	4,532	4,670
Fragrance	2,487	2,451	2,491
Hair Care	629	652	631
Other	115	53	47
	15,609	15,937	17,741
Returns associated with restructuring and other activities	(1)	(27)	(4)
Net sales	$15,608	$15,910	$17,737

By Region(1):
The Americas	$4,581	$4,518	$4,623
Europe, the Middle East & Africa	6,140	6,225	7,681
Asia/Pacific	4,888	5,194	5,437
	15,609	15,937	17,741
Returns associated with restructuring and other activities	(1)	(27)	(4)
Net sales	$15,608	$15,910	$17,737

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$735	$1,277	$2,776
Makeup	93	(21)	126
Fragrance	265	370	441
Hair Care	(52)	(36)	(28)
Other	53	4	(1)
	1,094	1,594	3,314
Charges associated with restructuring and other activities	(124)	(85)	(144)
Operating income	$970	$1,509	$3,170

By Region(1):
The Americas	$34	$(73)	$1,159
Europe, the Middle East & Africa	836	843	1,360
Asia/Pacific	224	824	795
	1,094	1,594	3,314
Charges associated with restructuring and other activities	(124)	(85)	(144)
Operating income	$970	$1,509	$3,170

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

The following table presents certain consolidated earnings data as a percentage of net sales:

	Year Ended June 30
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	28.3	28.7	24.3
Gross profit	71.7	71.3	75.7

Operating expenses:
Selling, general and administrative	61.6	60.2	55.7
Restructuring and other charges	0.8	0.3	0.8
Goodwill impairment	1.9	—	—
Impairment of other intangible and long-lived assets	1.2	1.3	1.4
Total operating expenses	65.4	61.8	57.9

Operating income	6.2	9.5	17.9
Interest expense	2.4	1.6	0.9
Interest income and investment income, net	1.1	0.8	0.2
Other components of net periodic benefit cost	(0.1)	(0.1)	—
Other income, net	—	—	—

Earnings before income taxes	4.9	8.8	17.1
Provision for income taxes	2.3	2.4	3.5

Net earnings	2.6	6.3	13.6
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to redeemable noncontrolling interest	(0.1)	—	(0.1)
Net earnings attributable to The Estée Lauder Companies Inc.	2.5%	6.3%	13.5%

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

New product innovation includes the introduction of new products, as well as changes related to existing products or where they are sold, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is often launched at different price points than existing products and value derived from innovation may vary from year to year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results.

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

Overview

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. We also leverage consumer analytics and insights by deploying our brands to grow sales and pursue profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products with the aim of competing effectively for a greater share of a consumer's beauty routine.

•Our skin care net sales declined 4% in fiscal 2024, driven by declines from Estée Lauder, Clinique and Dr.Jart+. The decrease in net sales from Estée Lauder, Clinique and Dr.Jart+ was primarily driven by declines in mainland China and in our Asia travel retail business. In mainland China, net sales declined, primarily driven by ongoing softness in overall prestige beauty. Asia travel retail net sales declined, driven by a decline in the first half of fiscal 2024, primarily due to actions that we and our retailers took to reset inventory levels, in part in response to changes in government policies that began in the second half of fiscal 2023, as well as lower conversion. The net sales decrease in Asia travel retail for Estée Lauder was partially offset by the return to growth in the second half of fiscal 2024 primarily driven by a favorable comparison to the prior-year period due to the aforementioned changes in government policies as well as higher shipments. Also contributing to the net sales decrease from Dr.Jart+ was lower demand. These decreases were partially offset by higher net sales from La Mer and The Ordinary.

•Our makeup net sales decreased slightly in fiscal 2024, primarily driven by lower net sales from M·A·C, reflecting the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take-back program during fiscal 2023, and to a lesser extent, TOM FORD and La Mer, partially offset by higher net sales from Clinique.

•Our fragrance net sales increased slightly in fiscal 2024, primarily driven by growth in Le Labo and Jo Malone London, partially offset by lower net sales from Estée Lauder and the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the terminations of certain of our designer fragrance licenses effective June 30, 2022.

•Our hair care net sales decreased 4% in fiscal 2024, driven by lower net sales from Aveda due to declines in North America, primarily reflecting softness in the salon channel and our direct-to-consumer business.
Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor implementation of our strategy by market to drive consumer engagement and embrace inclusion and cultural diversity. We strive to strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•Net sales in The Americas increased slightly in fiscal 2024, primarily driven by higher net sales in Mexico, Brazil and, to a lesser extent, the United States. The increase in net sales from Mexico and Brazil was primarily driven by growth in makeup, led by M·A·C, as well as growth in skin care and fragrance. Net sales in the United States increased slightly, primarily reflecting incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand and higher net sales in fragrance, led by our luxury fragrances, partially offset by a decline in makeup reflecting the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take-back program in fiscal 2023, and to a lesser extent, decreases in hair care and skin care.

•Net sales in Europe, the Middle East & Africa decreased slightly in fiscal 2024, primarily reflecting lower net sales from our Asia travel retail business. Asia travel retail net sales declined, driven by a decline in the first half of fiscal 2024, primarily due to actions that we and our retailers took to reset inventory levels, in part in response to changes in government policies that began in the second half of fiscal 2023, as well as lower conversion. The net sales decrease in Asia travel retail was partially offset by the return to growth in the second half of fiscal 2024 primarily driven by a favorable comparison to the prior-year period due to the aforementioned changes in government policies as well as higher shipments. Partially offsetting the decrease in Europe, the Middle East & Africa were higher net sales in the United Kingdom, the Nordic countries and Germany.

•Net sales in Asia/Pacific decreased 6% in fiscal 2024, reflecting lower net sales from mainland China, and to a lesser extent Korea, partially offset by an increase in net sales in Hong Kong SAR. The decrease in net sales in mainland China was primarily driven by ongoing softness in overall prestige beauty. The lower net sales in Korea were primarily due to lower demand in the Dr.Jart+ travel retail business in Korea.

We approach distribution strategically by product category and location and seek to optimize distribution by matching our brands with appropriate opportunities while seeking to maintain high productivity per door. We are expanding our brands locations as we continue to seek high-growth opportunities to reach new consumers in online, freestanding stores, specialty-multi and travel retail, which we believe will be higher growth channels in the long term. We also focus on brand-building retail activities, technology-driven activations and omnichannel capabilities that enhance the shopping experience for consumers.

•As part of this strategy, we have built a leadership position in the global travel retail channel, that historically allowed us to leverage the robust and growing international passenger traffic. While the Asia travel retail business continued to be pressured in fiscal 2024, we believe that global travel retail is a long-term growth opportunity. Travel retail continues to be an important channel for brand building, particularly for those consumers who experience our brands for the first time while traveling. We continue to expand our strategic presence in travel retail across duty-free locations primarily in airports and downtown stores and increasingly through online retail. As examples, we engage consumers at the airport through pop-up activations in non-traditional commercial areas, and we tailor communications and curated assortments for targeted consumer groups. At the same time, travel retail is susceptible to a number of external factors, including fluctuations in currency exchange rates, changes in regulations or enforcement, and consumers’ willingness and ability to travel and spend.

•We continue to support e-commerce sites of our own, collaborate with our retailers on their e-commerce sites, and sell through select third-party online malls. We believe our success in the channel is a result of adapting our strategy to meet local market and cultural needs. We also continue to develop and implement omnichannel concepts, virtual try-on tools and compelling content to deliver an integrated consumer experience and better serve consumers as they shop across channels.

Outlook

We have experienced challenges within our business, including in our Asia travel retail business, and we expect volatility to continue. We have experienced, and are expecting to continue to experience, ongoing declines in overall prestige beauty due to current consumer sentiment in mainland China, which is also expected to impact Asia travel retail. In North America, we are experiencing ongoing competitive pressures along with a slowdown in prestige beauty growth. We also expect further business disruption in Israel and other parts of the Middle East. Net sales from Israel and the Middle East accounted for approximately 2% of consolidated net sales in each of fiscal 2023 and fiscal 2024. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths and make us more productive and profitable. We plan to build upon and leverage our history of outstanding creativity and innovation, high quality products and services, and engaging communications while investing for long-term sustainable growth.
We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; competitive pressures; regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. For example, the geopolitical tensions between the United States and China could have a material adverse effect on our business. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences. A decline in net sales and profitability may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. Certain countries have enacted or are expected to enact legislation incorporating the global minimum tax, which will be effective for us beginning in fiscal 2025. We are continuing to evaluate the potential impact of such newly enacted legislation and we anticipate an increase to our global effective tax rate as a result of these changes.

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

The incident did not have a material impact on net sales and was $.07 dilutive to earnings per common share for the year ended June 30, 2024, after reflecting the benefit of insurance recoveries received in fiscal 2024.

Restructuring Program Component of the Profit Recovery and Growth Plan
As previously communicated on November 1, 2023, we launched a Profit Recovery Plan, now known as the Profit Recovery and Growth Plan ("PRGP"), to help progressively rebuild our profit margins in fiscal years 2025 and 2026.
The PRGP is focused on rebuilding stronger, more sustainable profitability, supporting sales growth acceleration and increasing speed and agility. The plan is designed to improve gross margin, lower the cost base and reduce overhead expenses, while increasing investments in key consumer-facing activities. Upon completion of this plan, we expect to have improved our gross margin and expense base to drive greater operating leverage for the future.
As a component of the PRGP, on February 5, 2024, we announced a two-year restructuring program. The restructuring program’s main focus includes the reorganization and rightsizing of certain areas of our business as well as simplification and acceleration of processes. We committed to this course of action on February 1, 2024.
In connection with the restructuring program, as of June 30, 2024, we estimate a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of our positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.
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
Once fully implemented, we expect the restructuring program to yield annual target gross benefits of between $350 million and $500 million, before taxes, a portion of which is expected to be reinvested in consumer-facing activities. The net benefits of the PRGP, which includes the restructuring program, are expected to be between $1,100 million and $1,400 million.

Further information about the Restructuring Program Component of the Profit Recovery and Growth Plan, is described in Notes to Consolidated Financial Statements, Note 8 – Charges Associated with Restructuring and Other Activities herein.
Impairment Analysis
Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024, we determined that the carrying value of the Dr.Jart+ reporting unit and trademark exceeded their estimated fair values. Given the lower-than-expected growth within key geographic regions, the reporting unit has made a strategic shift in its operating plan to exit the travel retail channel. This revised strategy also includes increased direct investment in other areas of the business, including in China, to support the brand’s future growth. As a result of these changes in strategy, we made revisions to the internal forecasts relating to the Dr.Jart+ reporting unit which were finalized and approved in the fiscal 2024 fourth quarter, and reflected in the goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024. These changes in circumstances were also indicators that the carrying amounts of its respective long-lived assets may not be recoverable. We concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows, and recorded an impairment charge of $180 million. We then performed a recoverability analysis of the Dr.Jart+ long-lived asset group and, based on the estimated undiscounted cash flows of the asset group, concluded that the carrying amount of the long-lived assets were recoverable. After adjusting the carrying value of the trademark, we completed a quantitative impairment test for goodwill. As the carrying value of the reporting unit exceeded its estimated fair value, we recorded a goodwill impairment charge of $291 million. The estimated fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal value, weighted average cost of capital used to discount future cash flows, comparable market multiples for the reporting unit, and royalty rate for the trademark. The most significant unobservable input used to estimate the fair value of the reporting unit and trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

A summary of the impairment charges for the twelve months ended June 30, 2024 and the remaining trademark and goodwill carrying values as of June 30, 2024 are as follows:

		Impairment Charges		Carrying Value
(In millions)		Twelve Months Ended June 30, 2024		As of June 30, 2024
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks	Goodwill
Dr.Jart+	Asia/Pacific	$180	$291	$129	$—

The impairment charges for the twelve months ended June 30, 2024 were reflected in the skin care product category.

Based on our annual goodwill impairment testing as of April 1, 2024, the estimated fair values of all reporting units, which were determined based on qualitative or quantitative assessments, with material goodwill were substantially in excess of their respective carrying values, with the exception of the Dr.Jart+ reporting unit, which we recorded an impairment charge of $291 million related to the Dr.Jart+ goodwill balance reducing the carrying value of goodwill to zero.

Based on our annual other indefinite-lived intangible asset impairment testing as of April 1, 2024, the estimated fair value of the Dr.Jart+ trademark was equal to its carrying value subsequent to the impairment charges taken in the fiscal 2024 fourth quarter. The estimated fair value of the Too Faced trademark approximated its carrying value of $186 million and the estimated fair value of the TOM FORD trademark exceeded its carrying value of $2,578 million by 3%. For the TOM FORD trademark, if all other assumptions are held constant, a decrease of 4% in the estimated future net sales, inclusive of the terminal value, or an increase of 20 basis points in the weighted average cost of capital, would have caused the carrying value of the trademark to approximate its estimated fair value. The key assumptions used to determine the estimated fair value of the reporting units and their respective trademarks are primarily predicated on the success of future new product launches, the ability to secure strategic price increases, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments where the reporting units operate, resulting changes in the key assumptions could negatively impact the estimated fair value of the reporting units and their respective trademarks. This could potentially lead to recognizing additional impairment charges in the future.

For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

Fiscal 2023 as Compared with Fiscal 2022
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for the fiscal 2023 to fiscal 2022 comparative discussion.

Fiscal 2024 as Compared with Fiscal 2023
NET SALES

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$15,608	$15,910
$ Change from prior year	(302)	(1,827)
% Change from prior year	(2)%	(10)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(1)%	(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased in fiscal 2024, primarily reflecting a decrease in skin care, and to a lesser extent, decreases in makeup and hair care, partially offset by an increase in fragrance. The decrease in skin care net sales was primarily driven by lower net sales from Estée Lauder, Clinique and Dr.Jart+, partially offset by higher net sales from La Mer and The Ordinary.

By region, reported net sales decreased in fiscal 2024, primarily reflecting lower net sales in Asia/Pacific, and to a lesser extent, lower net sales in Europe, the Middle East & Africa, partially offset by an increase in net sales in The Americas. The decrease in net sales in Asia/Pacific was primarily driven by lower net sales from mainland China, reflecting ongoing softness in overall prestige beauty, partially offset by higher net sales in Hong Kong SAR.
The fiscal 2024 reported net sales decrease was impacted by approximately $105 million of unfavorable foreign currency translation.
Reported net sales decreased 2% in fiscal 2024, driven by the decrease from volume of 8% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 7%, due to the favorable impact from strategic pricing actions and changes in mix.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2024 and fiscal 2023 impacts of returns associated with restructuring and other activities of approximately $1 million and $27 million, respectively.

Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$7,908	$8,249
$ Change from prior year	(341)	(1,653)
% Change from prior year	(4)%	(17)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(3)%	(13)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care net sales decreased in fiscal 2024, reflecting lower net sales from Estée Lauder, Clinique and Dr.Jart+, combined, of approximately $514 million, primarily driven by declines in mainland China and in our Asia travel retail business. In mainland China, net sales declined, primarily driven by ongoing softness in overall prestige beauty. Asia travel retail net sales declined, driven by a decline in the first half of fiscal 2024, primarily due to actions that we and our retailers took to reset inventory levels, in part in response to changes in government policies that began in the second half of fiscal 2023, as well as lower conversion. The net sales decrease in Asia travel retail for Estée Lauder was partially offset by the return to growth in the second half of fiscal 2024 primarily driven by a favorable comparison to the prior-year period due to the aforementioned changes in government policies as well as higher shipments. Also contributing to the net sales decrease in Dr.Jart+ was lower demand.
Partially offsetting these decreases in skin care net sales for fiscal 2024 were higher net sales from La Mer and The Ordinary, combined, of approximately $267 million. Net sales from La Mer increased, primarily driven by the success of hero products. The increase in net sales from The Ordinary was driven by growth in every geographic region, reflecting new product launches, continued success of hero products, and targeted expanded consumer reach.
Skin care net sales were impacted by approximately $79 million of unfavorable foreign currency translation.
Reported skin care net sales decreased 4% in fiscal 2024, driven by the decrease from volume of 11% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 8%, due to the favorable impact from strategic pricing actions and changes in mix.

Makeup

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$4,470	$4,532
$ Change from prior year	(62)	(138)
% Change from prior year	(1)%	(3)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(1)%	1%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased slightly in fiscal 2024, reflecting lower net sales primarily from M·A·C, and to a lesser extent, TOM FORD and La Mer, combined, of approximately $127 million. Net sales from M·A·C decreased, primarily due to the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take-back program in fiscal 2023 and the net impact of phasing out select products in preparation for new product launches in fiscal 2024. Net sales from TOM FORD decreased, primarily driven by lower net sales from the lip subcategory. The decrease in net sales from La Mer was primarily driven by a decline in our Asia travel retail business, reflecting actions that we and our retailers took to reset inventory levels, in part in response to changes in government policies in the second half of fiscal 2023, and lower conversion, as well as the impact of rationalizing product assortment within travel retail.

Partially offsetting the decrease in makeup net sales were higher net sales from Clinique, primarily driven by the success of hero products and targeted expanded consumer reach.
Makeup net sales were impacted by approximately $14 million of unfavorable foreign currency translation.

Reported makeup net sales decreased 1% in fiscal 2024, driven by the decrease from volume of 6%, partially offset by an increase from pricing of 5%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.
Fragrance

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$2,487	$2,451
$ Change from prior year	36	(40)
% Change from prior year	1%	(2)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	2%	3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased slightly in fiscal 2024, reflecting higher net sales from Le Labo and Jo Malone London, combined, of approximately $96 million. Net sales from Le Labo increased in every geographic region, led by Asia/Pacific and primarily reflected growth of hero products, including the successful City Exclusive collection, targeted expanded consumer reach, including the brand's launch in mainland China during the fiscal 2023 fourth quarter, and new product launches. Net sales from Jo Malone London increased, primarily driven by new product launches and the success of hero products.

Partially offsetting the increase in fragrance net sales was lower net sales from Estée Lauder, as well as the unfavorable year-over-year impact of residual net sales in fiscal 2023 related to the transition of licenses due to the termination of certain of our designer fragrance licenses effective June 30, 2022, combined, of approximately $83 million. The decrease in net sales from Estée Lauder was driven by softer retail sales during holiday and key shopping moments and pressure in our Asia travel retail business that led to lower shipments for replenishment orders compared to the prior year, as well as lower net sales from new product innovation.

Fragrance net sales were impacted by approximately $12 million of unfavorable foreign currency translation.

Reported fragrance net sales increased 1% in fiscal 2024, driven by an increase from pricing of 6%, due to the favorable impact from strategic pricing actions and changes in mix. This increase was partially offset by the decrease from volume of 4%.

Hair Care

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$629	$652
$ Change from prior year	(23)	21
% Change from prior year	(4)%	3%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(4)%	6%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased in fiscal 2024, driven by lower net sales from Aveda, due to declines in North America, primarily reflecting softness in the salon channel and our direct-to-consumer business.
Reported hair care net sales decreased 4% in fiscal 2024, driven by the decrease from volume of 11%, partially offset by an increase from pricing of 7%, due to the favorable impact from strategic pricing actions and changes in mix.

Geographic Regions
We strategically time our new product launches by geographic market, which may account for differences in regional sales growth.

The Americas

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$4,581	$4,518
$ Change from prior year	63	(105)
% Change from prior year	1%	(2)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	1%	(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas increased slightly in fiscal 2024, primarily reflecting higher net sales in Mexico, Brazil, and, to a lesser extent, the United States, combined, of approximately $57 million. The increase in net sales in Mexico and Brazil was primarily driven by growth in makeup, led by M·A·C, reflecting successful performance during key shopping moments and new product launches, as well as growth in skin care and fragrance. In the United States, net sales increased slightly, primarily driven by incremental royalty revenue associated with the fiscal 2023 fourth quarter acquisition of the TOM FORD brand and higher net sales in fragrance, led by our luxury fragrances, partially offset by a decline in makeup reflecting the unfavorable year-over-year impact resulting from the recognition of previously deferred revenue due to changes to the BACK 2 M·A·C take-back program in fiscal 2023, and to a lesser extent, decreases in hair care and skin care.

Reported net sales in The Americas included approximately $4 million of unfavorable foreign currency translation.

Reported net sales in The Americas increased 1% in fiscal 2024, driven by an increase from pricing of 2% due to the favorable impact of strategic pricing actions, partially offset by changes in mix, and the impact from the royalty revenue from the fiscal 2023 fourth quarter acquisition of the TOM FORD brand of 1%. These increases were partially offset by the decrease from volume of 2%.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$6,140	$6,225
$ Change from prior year	(85)	(1,456)
% Change from prior year	(1)%	(19)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(2)%	(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased slightly in Europe, the Middle East & Africa in fiscal 2024, primarily reflecting lower net sales from our Asia travel retail business. Asia travel retail net sales declined, driven by a decline in the first half of fiscal 2024, primarily due to actions that we and our retailers took to reset inventory levels, in part in response to changes in government policies that began in the second half of fiscal 2023, as well as lower conversion. The net sales decrease in Asia travel retail was partially offset by the return to growth in the second half of fiscal 2024, primarily driven by a favorable comparison to the prior-year period due to the aforementioned changes in government policies as well as higher shipments.

Partially offsetting the decrease in Europe, the Middle East & Africa in fiscal 2024 was higher net sales in the United Kingdom, the Nordic countries and Germany, combined, of approximately $129 million. The increase in net sales from the United Kingdom was primarily driven by the favorable impact from foreign currency translation and growth from The Ordinary, reflecting targeted expanded consumer reach. The increase in net sales from the Nordic region was primarily driven by higher net sales across all major product categories, led by skin care. The increase in net sales from Germany was primarily driven by higher net sales in makeup.
Reported net sales in Europe, the Middle East & Africa included approximately $54 million of favorable foreign currency translation.

Reported net sales in Europe, the Middle East & Africa decreased 1% in fiscal 2024, driven by the decrease from volume of 11%. This decrease was partially offset by an increase from pricing of 9%, due to the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 1%.

Asia/Pacific

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Net sales	$4,888	$5,194
$ Change from prior year	(306)	(243)
% Change from prior year	(6)%	(4)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(3)%	4%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific in fiscal 2024, reflecting lower net sales from mainland China, and to a lesser extent Korea, combined, of approximately $401 million. The decrease in net sales from mainland China was primarily driven by ongoing softness in overall prestige beauty. The net sales decrease in Korea was led by the Dr.Jart+ travel retail business in Korea reflecting lower demand.
Partially offsetting the net sales decrease in Asia/Pacific in fiscal 2024 was an increase in net sales in Hong Kong SAR, primarily driven by the resumption of travel from mainland China to Hong Kong SAR due to the lifting of travel restrictions which began during the fiscal 2023 third quarter.
The net sales decrease in Asia/Pacific included approximately $155 million of unfavorable foreign currency translation.

Reported net sales in Asia/Pacific decreased 6% in fiscal 2024, driven by the decrease from volume of 11% and the unfavorable impact from foreign currency translation of 3%. Partially offsetting these decreases was an increase from pricing of 8%, due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN
Gross margin in fiscal 2024 increased to 71.7% as compared with 71.3% in fiscal 2023.

Fiscal 2024 vs. Fiscal 2023 Favorable (Unfavorable) Basis Points
As Reported:
Mix of business	155
Obsolescence charges	45
Manufacturing costs and other	(95)
Foreign exchange transactions	(75)
Returns and charges associated with restructuring and other activities	10
As Reported Gross Margin Basis Point Variance	40

Non-GAAP Financial Measure Adjustments:
Returns and charges associated with restructuring and other activities	(10)
Non-GAAP Gross Margin Basis Point Variance	30

As reported, the increase in gross margin for fiscal 2024 reflected a favorable impact from our mix of business, reflecting the benefits of strategic pricing actions and changes in brand mix. The increase in gross margin for fiscal 2024 was partially offset by unfavorable impacts from higher manufacturing costs and other, driven primarily by the under absorption of manufacturing variances due to lower production volumes in the second half of fiscal 2023, that was accounted for in the early part of fiscal 2024, as well as the impact from the recognition of reduced manufacturing volumes on our standard cost within cost of sales in the fiscal 2024 third quarter, partially offset by favorability in cost management, including freight and transportation costs.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2024 increased to 65.4% as compared with 61.8% in fiscal 2023.

Fiscal 2024 vs. Fiscal 2023 Favorable (Unfavorable) Basis Points
As Reported:
General and administrative expenses	(10)
Advertising, merchandising, sampling and product development	(20)
Selling	(50)
Shipping	20
Store operating costs	(60)
Stock-based compensation	(40)
Foreign exchange transactions	30
Charges associated with restructuring and other activities	(50)
Goodwill and other intangible asset impairments	(180)
As Reported Operating Expense Margin Basis Point Variance	(360)

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	20
Goodwill and other intangible asset impairments	180
Non-GAAP Operating Expense Margin Basis Point Variance	(160)

Higher store operating costs and selling expenses in fiscal 2024 reflect our continued investments in our business including through targeted expanded consumer reach and increased demonstration expenses.

OPERATING RESULTS

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income	$970	$1,509
$ Change from prior year	(539)	(1,661)
% Change from prior year	(36)%	(52)%

Operating Margin	6.2%	9.5%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	(13)%	(48)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2024 decreased from the prior year, primarily driven by the decreases in net sales and operating expense margin, partially offset by an increase in gross margin, as discussed above.

Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income by Product Categories and Geographic Regions exclude the fiscal 2024 and 2023 impact of charges associated with restructuring and other activities of $124 million, or approximately 1% of net sales and $85 million, or approximately 1% of net sales, respectively.
Product Categories
Skin Care

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income	$735	$1,277
$ Change from prior year	(542)	(1,499)
% Change from prior year	(42)%	(54)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of goodwill and other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	(12)%	(53)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported skin care operating income decreased in fiscal 2024, reflecting lower operating results from Dr.Jart+, Estée Lauder and Clinique, combined, of approximately $580 million. The decrease in operating income from Dr.Jart+ was primarily driven by the unfavorable year-over-year impact of goodwill and other intangible asset impairments of $371 million as well as a decrease in net sales. Operating income from Estée Lauder and Clinique decreased, primarily driven by decreases in net sales, partially offset by disciplined advertising and promotional expense management and lower shipping expenses due to the decreases in net sales.

Partially offsetting the decrease in skin care operating income in fiscal 2024 was higher operating results from La Mer and The Ordinary, combined, of approximately $179 million. The increase in operating income from La Mer was primarily driven by an increase in net sales and a decrease in cost of sales, partially offset by an increase in advertising and promotional expenses to support growth of the business as well as higher selling costs due to an increase in demonstration expenses compared to the prior year and targeted expanded consumer reach. Operating income from The Ordinary increased, primarily driven by an increase in net sales and decrease in cost of sales due in part to the favorable impact from the shift of manufacturing production volume from third-party manufacturers to our own facilities, increased automation within such facilities, and lower obsolescence charges, partially offset by an increase in advertising and promotional activities and general and administrative expenses as the brand continues to invest and support the growth of the business.

Makeup

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income (loss)	$93	$(21)
$ Change from prior year	114	(147)
% Change from prior year	100+%	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of other intangible asset impairments	8%	(31)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating results increased for fiscal 2024, primarily driven by higher results from Clinique and Estée Lauder, combined, of approximately $108 million, and also reflecting the favorable year-over-year impact of other intangible asset impairments related to Too Faced and Smashbox of $107 million. The increase in operating income from Clinique was primarily driven by an increase in net sales, partially offset by higher selling expenses due to increased demonstration costs compared to the prior year. Operating income from Estée Lauder increased, primarily driven by disciplined advertising and promotional expense management and an increase in net sales.

Fragrance

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income	$265	$370
$ Change from prior year	(105)	(71)
% Change from prior year	(28)%	(16)%

Reported fragrance operating income decreased in fiscal 2024, primarily driven by lower operating results from Clinique, Estée Lauder, and TOM FORD, combined, of approximately $47 million. The decrease in operating income from Clinique was primarily driven by a decrease in net sales. Operating income from Estée Lauder decreased, primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. The decrease in operating income from TOM FORD was primarily driven by higher cost of sales, due in part to an increase in promotional items, higher selling expenses due to an increase in demonstration expenses compared to the prior year, higher advertising and promotional expenses and an increase in general and administrative expenses, as the brand continues to invest and support the growth of the business, partially offset by a decrease in royalty expense as a result of the fiscal 2023 fourth quarter acquisition of TOM FORD brand.

Hair Care

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating loss	$(52)	$(36)
$ Change from prior year	(16)	(8)
% Change from prior year	(44)%	(29)%
Reported hair care operating results decreased in fiscal 2024, primarily reflecting lower net sales, partially offset by disciplined advertising and promotional expense management.

Geographic Regions

The Americas

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income	$34	$(73)
$ Change from prior year	107	(1,232)
% Change from prior year	100+%	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	(14)%	(95)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas in fiscal 2024, primarily reflecting higher operating results in Canada and the United States, combined, of approximately $89 million. These operating results include the full-year true-up of charges among the Company’s geographic regions to reflect the updated value of investments in innovation centralized in The Americas region of $174 million, with a corresponding decrease in Europe, the Middle East & Africa of $131 million and Asia/Pacific of $43 million. In Canada, the higher operating results were primarily driven by an increase in operating income from The Ordinary, reflecting the shift of the brand's manufacturing production volume from third-party manufacturers to our own facilities and increased automation.

In the United States, also contributing to the increase in operating results was the favorable year-over-year impact of other intangible asset impairments relating to Too Faced and Smashbox of $107 million during the fiscal 2023 second quarter. Partially offsetting these increases was a decrease in intercompany royalty income of $55 million compared to the prior year, driven by a decrease in net sales in our travel retail business, an increase in stock-based compensation, primarily driven by the unfavorable year-over-year comparisons in the recognition of expenses, and adjustments related to our performance share units, as well as an increase in store operating costs and product development costs as we continue to invest in our business.

Europe, the Middle East & Africa

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income	$836	$843
$ Change from prior year	(7)	(517)
% Change from prior year	(1)%	(38)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	—%	(38)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income in Europe, the Middle East & Africa decreased 1% in fiscal 2024, primarily reflecting lower operating results in Germany, the United Kingdom and in our travel retail business, combined, of approximately $72 million. These operating results, as well the results for other countries in the region, include the full-year true-up of charges among the Company’s geographic regions to reflect the updated value of investments in innovation centralized in The Americas region resulting in lower operating income of $131 million, with a corresponding increase in operating income in The Americas. In addition, the decrease in operating results from our travel retail business also reflected the decrease in net sales, partially offset by favorability in cost of sales, and a decrease in intercompany royalty expense to The Americas of $55 million driven by the decrease in net sales.
Partially offsetting these decreases in operating income in Europe, the Middle East & Africa for fiscal 2024, were higher results from the Balkans primarily driven by an increase in net sales.
Asia/Pacific

	Year Ended June 30
($ in millions)	2024	2023
As Reported:
Operating income	$224	$824
$ Change from prior year	(600)	29
% Change from prior year	(73)%	4%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior year adjusting for the impact of goodwill and other intangible asset impairments	(25)%	(10)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating income decreased in Asia/Pacific in fiscal 2024, primarily driven by Korea, led by the Dr.Jart+ travel retail business in Korea, and lower results in mainland China, combined, of approximately $562 million. The decrease in operating income from Korea, led by the Dr.Jart+ travel retail business in Korea, was primarily driven by the unfavorable year-over-year impact of goodwill and other intangible asset impairments relating to Dr.Jart+ of $371 million and an increase in cost of sales. The decrease in operating income in mainland China was primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Included within the decrease for Korea above, as well as in other countries in Asia/Pacific, is the full-year true-up of charges among the Company’s geographic regions to reflect the updated value of investments in innovation centralized in The Americas region resulting in lower operating income of $43 million, with a corresponding increase in operating income in The Americas.
INTEREST AND INVESTMENT INCOME

	Year Ended June 30
(In millions)	2024	2023
Interest expense	$378	$255
Interest income and investment income, net	$167	$131
Interest expense increased for fiscal 2024, primarily reflecting a higher debt balance, due in part to the financing of our acquisition of the TOM FORD brand, including the issuance of Senior Notes in May 2023, as well as the issuance of Senior Notes in February 2024. Also contributing to the increase in interest expense was higher interest rates compared to the prior year. Interest income and investment income, net increased, primarily reflecting higher interest rates compared to the prior year.

PROVISION FOR INCOME TAXES
The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of stock-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations. Our effective tax rate will change from year-to-year based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of stock-based compensation, the interaction of various global tax strategies and the impact from certain acquisitions.

	Year Ended June 30
($ in millions)	2024	2023
Earnings before income taxes:	$772	$1,397

As Reported:
Effective rate for income taxes	47.0%	27.7%
Basis-point change from prior year	1,930	700

Non-GAAP Financial Measure(1):
Effective rate for income taxes	31.0%	26.5%

(1)Excludes the net impact on the effective tax rates of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in the fair value of DECIEM acquisition-related stock options inclusive of payroll tax.

The effective tax rate for fiscal 2024 increased approximately 1,930 basis points. The increase was primarily attributable to the impact of nondeductible goodwill impairment charges associated with the our Dr.Jart+ reporting unit of approximately 790 basis points, as well as a higher effective tax rate on the our foreign operations of approximately 730 basis points, due to the our geographical mix of earnings for fiscal 2024, and an unfavorable impact associated with previously issued stock-based compensation of approximately 380 basis points.

NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30
($ in millions, except per share data)	2024	2023
As Reported:
Net earnings attributable to The Estée Lauder Companies Inc.	$390	$1,006
$ Change from prior year	(616)	(1,384)
% Change from prior year	(61)%	(58)%
Diluted net earnings per common share	$1.08	$2.79
% Change from prior year	(61)%	(57)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax.	(25)%	(52)%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax; and the effects of foreign currency translation. The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Year Ended June 30			% Change	% Change in Constant Currency
($ in millions, except per share data)	2024	2023	Variance
Net sales, as reported	$15,608	$15,910	$(302)	(2)%	(1)%
Returns associated with restructuring and other activities	1	27	(26)
Net sales, as adjusted	$15,609	$15,937	$(328)	(2)%	(1)%

Operating income, as reported	$970	$1,509	$(539)	(36)%	(34)%
Charges associated with restructuring and other activities	124	85	39
Goodwill and other intangible asset impairments	471	207	264
Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	23	22	1
Operating income, as adjusted	$1,588	$1,823	$(235)	(13)%	(10)%

Diluted net earnings per common share, as reported	$1.08	$2.79	$(1.71)	(61)%	(60)%
Charges associated with restructuring and other activities	.27	.18	.09
Goodwill and other intangible asset impairments	1.19	.44	.75
Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax (less portion attributable to redeemable noncontrolling interest)	.05	.05	—
Diluted net earnings per common share, as adjusted	$2.59	$3.46	$(.87)	(25)%	(22)%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30
($ in millions)	2024	2023	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$7,908	$8,249	$(341)	$79	$(262)	(4)%	(3)%
Makeup	4,470	4,532	(62)	14	(48)	(1)	(1)
Fragrance	2,487	2,451	36	12	48	1	2
Hair Care	629	652	(23)	—	(23)	(4)	(4)
Other	115	53	62	—	62	100+	100+
	15,609	15,937	(328)	105	(223)	(2)	(1)
Returns associated with restructuring and other activities	(1)	(27)	26	—	26
Total	$15,608	$15,910	$(302)	$105	$(197)	(2)%	(1)%

By Region:
The Americas	$4,581	$4,518	$63	$4	$67	1%	1%
Europe, the Middle East & Africa	6,140	6,225	(85)	(54)	(139)	(1)	(2)
Asia/Pacific	4,888	5,194	(306)	155	(151)	(6)	(3)
	15,609	15,937	(328)	105	(223)	(2)	(1)
Returns associated with restructuring and other activities	(1)	(27)	26	—	26
Total	$15,608	$15,910	$(302)	$105	$(197)	(2)%	(1)%

The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax:

	As Reported			Add: Changes in Goodwill and other intangible asset impairments	Add: Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Year Ended June 30
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$735	$1,277	$(542)	$371	$1	$(170)	(42)%	(12)%
Makeup	93	(21)	114	(107)	—	7	100+	8
Fragrance	265	370	(105)	—	—	(105)	(28)	(28)
Hair Care	(52)	(36)	(16)	—	—	(16)	(44)	(44)
Other	53	4	49	—	—	49	100+	100+
	1,094	1,594	$(500)	$264	$1	$(235)	(31)%	(13)%
Charges associated with restructuring and other activities	(124)	(85)
Total	$970	$1,509

By Region:
The Americas	$34	$(73)	$107	$(107)	$(8)	$(8)	100+%	(14)%
Europe, the Middle East & Africa	836	843	(7)	—	9	2	(1)	—
Asia/Pacific	224	824	(600)	371	—	(229)	(73)	(25)
	1,094	1,594	$(500)	$264	$1	$(235)	(31)%	(13)%
Charges associated with restructuring and other activities	(124)	(85)
Total	$970	$1,509

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2024, we had cash and cash equivalents of $3,395 million compared with $4,029 million at June 30, 2023. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure. During fiscal 2023, we temporarily reduced our holdings of bank deposits and increased our holdings of government money market funds, due to stresses in the global banking system. During fiscal 2024, we have rebalanced our cash allocations, increasing our holdings of bank deposits and decreasing our holdings in government money market funds.

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

The Tax Cuts and Jobs Act (the "TCJA") resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. During the fiscal 2023 fourth quarter, we changed our assertion regarding our ability and intent to indefinitely reinvest undistributed earnings from certain foreign subsidiaries. We continue to analyze the indefinite reinvestment assertion on our remaining applicable foreign earnings. We do not believe that continuing to reinvest these remaining applicable foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

Inflation impacted our operating results during fiscal 2024 and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 12, 2024, our long-term debt is rated A with a negative outlook by Standard & Poor’s and A1 with a negative outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization was 59% at June 30, 2024 and 2023.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 12 – Debt.
Cash Flows

	Year Ended June 30
(In millions)	2024	2023
Net cash provided by operating activities	$2,360	$1,731
Net cash used for investing activities	$(960)	$(3,217)
Net cash provided by (used for) financing activities	$(2,035)	$1,590

The change in net cash flows provided by operating activities was primarily driven by a favorable change in working capital variances, reflecting a favorable change in inventory and promotional merchandise, other accrued and noncurrent liabilities, which includes the favorable impact from the settlement of foreign currency forward contracts not designated as hedging instruments compared to the prior year, and a favorable year-over-year impact in accounts payable, partially offset by lower earnings before tax, excluding non-cash items.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from the cash paid in connection with the acquisition of the TOM FORD brand during the fiscal 2023 fourth quarter, partially offset to a lesser extent, by an unfavorable impact from the settlement of net investment hedges compared to the prior year, for which there is a partially offsetting favorable impact related to foreign currency forward contracts not designated as hedging instruments that is reflected in working capital noted above.

The change in net cash flows provided by (used for) financing activities primarily reflected an unfavorable impact from the issuance and redemption of long-term debt compared to the prior year, repayments of commercial paper during fiscal 2024 as compared to the proceeds from the issuance of commercial paper in the prior year, and payments associated with the purchase of the remaining interest in DECIEM during the fiscal 2024 fourth quarter, partially offset by lower treasury stock repurchases compared to the prior year.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for the fiscal 2023 to fiscal 2022 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2024 and through August 16, 2024, see Item 8. Financial Statements and Supplementary Data – Note 18 – Common Stock.

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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2024 and 2023, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30
(In millions)	Expected 2025	2024	2023
Non-qualified domestic noncontributory pension plan benefit payments	$28	$8	$14
International defined benefit pension plan contributions	$29	$24	$35
Post-retirement plan benefit payments	$13	$13	$13

Commitments and Contingencies
For a discussion of our contingencies, see to Item 8. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.

Contractual Obligations
For a discussion of our contractual obligations, see Item 8. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies (Contractual Obligations).
Derivative Financial Instruments and Hedging Activities
For a discussion of our derivative financial instruments and hedging activities, see Item 8. Financial Statements and Supplementary Data – Note 13 – Derivative Financial Instruments.
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Item 8. Financial Statements and Supplementary Data – Note 13 – Derivative Financial Instruments (Fair value hedges, Cash Flow Hedges, Net Investment Hedges).
Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 13 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $371 million and $265 million as of June 30, 2024 and 2023, respectively. This potential change does not consider our underlying foreign currency exposures.
We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million as of June 30, 2024 and 2023.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $48 million and $55 million as of June 30, 2024 and 2023, respectively.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2024 and our results of operations for the three fiscal years ended June 30, 2024 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if the accounting estimate both (i) involves a significant level of estimation uncertainty, and (ii) has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. Our critical accounting policies relate to Goodwill and Other Indefinite-lived Intangible Assets - Impairment Assessment and Income Taxes.

Our management has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors.
Goodwill and Other Indefinite-lived Intangible Assets – Impairment Assessment
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We use a single quantitative step when determining the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit.

When testing other indefinite-lived intangible assets for impairment, we also have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the other indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test. The quantitative impairment test for other indefinite-lived intangible assets encompasses calculating the fair value of an other indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded.

For fiscal 2024 and 2023, we elected to perform the qualitative assessment for the goodwill in certain of our reporting units and other indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the fair values of its reporting units were below carrying value. We considered macroeconomic factors including the global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and its intention to sell or dispose of a reporting unit or cease the use of a trademark.

For fiscal 2024 and 2023, a quantitative assessment was performed for the goodwill in certain of our reporting units and other indefinite-lived intangible assets. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, we used an equal weighting of the income and market approaches. Under the income approach, we determined fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, the weighted average cost of capital used to discount future cash flows and comparable market multiples. To determine the estimated fair value of other indefinite-lived intangible assets, we used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates, terminal value, the weighted average cost of capital used to discount future cash flows and royalty rate.

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
(11)shipment delays, commodity pricing, depletion of inventory and increased production costs resulting from disruptions of operations at any of the facilities that manufacture our products or at our distribution or inventory centers, including disruptions that may be caused by the implementation of information technology initiatives, or by restructurings;
(12)real estate rates and availability, which may affect our ability to increase or maintain the number of retail locations at which we sell our products and the costs associated with our other facilities;
(13)changes in product mix to products which are less profitable;
(14)our ability to acquire, develop or implement new information technology, including operational technology and websites, on a timely basis and within our cost estimates; to maintain continuous operations of our new and existing information technology; and to secure the data and other information that may be stored in such technologies or other systems or media;
(15)our ability to capitalize on opportunities for improved efficiency, such as publicly-announced strategies and restructuring and cost-savings initiatives, and to integrate acquired businesses and realize value therefrom;
(16)consequences attributable to local or international conflicts around the world, as well as from any terrorist action, retaliation and the threat of further action or retaliation;
(17)the timing and impact of acquisitions, investments and divestitures; and
(18)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2024.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
Trading Arrangements

During the fiscal 2024 fourth quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). The 2024 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2024 and such information is incorporated herein by reference.

The Company has an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
The information required by this Item will be included in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2024 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2024 and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2024 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2024 Proxy Statement. The 2024 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2024 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)1 and 2.  Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a	Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on May 23, 2012) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.10	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.11	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.13	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.14	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.15	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.16	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.17	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

Exhibit Number	Description

4.18	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.19	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.21	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.25	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.27	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.29	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.31	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.32	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.33
Officers’ Certificate, dated February 14, 2024, defining certain terms of the 5.000% Senior Notes due 2034 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2024) (SEC File No. 1-14064).*

4.34	Form of Global Note for the 5.000% Senior Notes due 2034 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2024) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

Exhibit Number	Description

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Annual Report on Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 29, 2004) (SEC File No. 1-14064).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2022) (SEC File No. 1-14064).*†

10.3a
Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 3, 2022) (SEC File No. 1-14064).*†

10.3b	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.5a	Executive Annual Incentive Plan (filed as Exhibit 10.5a to our Annual Report on Form 10-K filed on August 18, 2023) (SEC File No. 1-14064).*†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2023) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Peter Jueptner (filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August 18, 2023) (SEC File No. 1-14064).*†

10.13	Employment Agreement with Stéphane de La Faverie (SEC File No. 1-14064).†

10.13a	Employment Agreement with Akhil Shrivastava (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2024) (SEC File No. 1-14064).*†

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.14a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.15	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.15a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.16	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.16a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.16b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.16c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.16d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.16e
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.17	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.17a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.17b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.18	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.18a	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.19	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.19a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.19b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.19c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.19d	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.19e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19f	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19g	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.19h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19i	Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.19j
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.19k	Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19l	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19m	Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19n	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.19o	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19p	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19q	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.20
$2.5 Billion Credit Facility, dated as of June 7, 2024 among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2024) (SEC File No. 1-14064).*

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

10.22	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.24	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.25	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.25a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.25b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.25c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (filed as Exhibit 10.24c to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.25d	Fourth Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2024.†

Exhibit Number	Description

10.26	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.26a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.26b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

19.1	The Estée Lauder Companies Inc. Insider Trading Policies.

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

97.1	The Estée Lauder Companies Inc. Incentive-Based Compensation Recovery Policy (2023 Clawback Policy).

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024 is formatted in iXBRL
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
Date: August 19, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

FABRIZIO FREDA*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 19, 2024
Fabrizio Freda

WILLIAM P. LAUDER*	Executive Chairman and a Director	August 19, 2024
William P. Lauder

CHARLENE BARSHEFSKY*	Director	August 19, 2024
Charlene Barshefsky

ANGELA WEI DONG*	Director	August 19, 2024
Angela Wei Dong

PAUL J. FRIBOURG*	Director	August 19, 2024
Paul J. Fribourg

JENNIFER HYMAN*	Director	August 19, 2024
Jennifer Hyman

GARY M. LAUDER*	Director	August 19, 2024
Gary M. Lauder

JANE LAUDER*	Director	August 19, 2024
Jane Lauder

RONALD S. LAUDER*	Director	August 19, 2024
Ronald S. Lauder

ARTURO NUÑEZ*	Director	August 19, 2024
Arturo Nuñez

RICHARD D. PARSONS*	Director	August 19, 2024
Richard D. Parsons

LYNN FORESTER DE ROTHSCHILD*	Director	August 19, 2024
Lynn Forester de Rothschild

BARRY S. STERNLICHT*	Director	August 19, 2024
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 19, 2024
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 19, 2024
Richard F. Zannino

/s/ TRACEY T. TRAVIS	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2024
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of June 30, 2024, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Fabrizio Freda	/s/ Tracey T. Travis
Fabrizio Freda	Tracey T. Travis
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 19, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of The Estée Lauder Companies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended June 30, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2024 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Indefinite-Lived Intangible Assets Impairment Assessments – TOM FORD and Dr.Jart+ Trademarks

As described in Notes 2, 5 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $4,107 million as of June 30, 2024, of which $2,578 million and $129 million relate to the TOM FORD trademark and the Dr.Jart+ trademark, respectively. Management assesses other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Based on the annual impairment testing as of April 1, 2024, management determined that the carrying value of the Dr.Jart+ trademark exceeded its estimated fair value and recorded an impairment charge of $180 million. As disclosed by management, the estimated fair value of the TOM FORD trademark exceeded its carrying value. The estimated fair value of the trademark intangible assets was determined utilizing an income approach, specifically the relief-from-royalty method. The significant assumptions used in this approach include revenue growth rates, terminal values, weighted average cost of capital used to discount future cash flows, and royalty rates.

The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible assets impairment assessments of the TOM FORD and Dr.Jart+ trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, royalty rates, and the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessments, including controls over the valuation of the TOM FORD and Dr.Jart+ trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the trademarks; (ii) evaluating the appropriateness of the relief-from-royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, royalty rates, and the weighted average cost of capital. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the trademarks; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the royalty rates and weighted average cost of capital significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 19, 2024
We have served as the Company’s auditor since 2020.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended June 30
(In millions, except per share data)	2024	2023	2022

Net sales	$15,608	$15,910	$17,737
Cost of sales	4,424	4,564	4,305

Gross profit	11,184	11,346	13,432

Operating expenses
Selling, general and administrative	9,621	9,575	9,888
Restructuring and other charges	122	55	133
Goodwill impairment	291	—	—
Impairment of other intangible assets	180	207	241
Total operating expenses	10,214	9,837	10,262

Operating income	970	1,509	3,170

Interest expense	378	255	167
Interest income and investment income, net	167	131	30
Other components of net periodic benefit cost	(13)	(12)	(2)
Other income, net	—	—	1
Earnings before income taxes	772	1,397	3,036

Provision for income taxes	363	387	628
Net earnings	409	1,010	2,408

Net earnings attributable to noncontrolling interests	—	—	(7)
Net earnings attributable to redeemable noncontrolling interest	(19)	(4)	(11)
Net earnings attributable to The Estée Lauder Companies Inc.	$390	$1,006	$2,390

Net earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$1.09	$2.81	$6.64
Diluted	$1.08	$2.79	$6.55

Weighted-average common shares outstanding
Basic	359.0	357.9	360.0
Diluted	360.8	360.9	364.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended June 30
(In millions)	2024	2023	2022

Net earnings	$409	$1,010	$2,408

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(3)	(11)	91
Cross-currency swap contract gain (loss)	13	(20)	—
Retirement plan and other retiree benefit adjustments	(9)	(79)	87
Translation adjustments	(145)	(127)	(438)
Benefit (provision) for income taxes on components of other comprehensive income	(6)	51	(61)
Total other comprehensive loss, net of tax	(150)	(186)	(321)
Comprehensive income	259	824	2,087

Comprehensive income attributable to noncontrolling interests:
Net earnings	—	—	(7)
Translation adjustments	—	—	4
Total comprehensive income attributable to noncontrolling interests	—	—	(3)

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net earnings	(19)	(4)	(11)
Translation adjustments	17	14	25
Total comprehensive loss (income) attributable to redeemable noncontrolling interest	(2)	10	14
Comprehensive income attributable to The Estée Lauder Companies Inc.	$257	$834	$2,098
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30
(In millions, except share and per share data)	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$3,395	$4,029
Accounts receivable, net	1,727	1,452
Inventory and promotional merchandise	2,175	2,979
Prepaid expenses and other current assets	625	679
Total current assets	7,922	9,139

Property, plant and equipment, net	3,136	3,179
Other assets
Operating lease right-of-use assets	1,833	1,797
Goodwill	2,143	2,486
Other intangible assets, net	5,183	5,602
Other assets	1,460	1,212
Total other assets	10,619	11,097
Total assets	$21,677	$23,415

LIABILITIES AND EQUITY
Current liabilities
Current debt	$504	$997
Accounts payable	1,440	1,670
Operating lease liabilities	354	357
Other accrued liabilities	3,404	3,216
Total current liabilities	5,702	6,240

Noncurrent liabilities
Long-term debt	7,267	7,117
Long-term operating lease liabilities	1,701	1,698
Other noncurrent liabilities	1,693	1,943
Total noncurrent liabilities	10,661	10,758

Commitments and contingencies

Redeemable Noncontrolling Interest	—	832

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2024 and June 30, 2023; shares issued: 471,018,569 at June 30, 2024 and 469,668,085 at June 30, 2023; Class B shares authorized: 304,000,000 at June 30, 2024 and June 30, 2023; shares issued and outstanding: 125,542,029 at June 30, 2024 and 125,542,029 at June 30, 2023	6	6
Paid-in capital	6,685	6,153
Retained earnings	13,427	13,991
Accumulated other comprehensive loss	(1,140)	(934)

	18,978	19,216
Less: Treasury stock, at cost; 237,871,995 Class A shares at June 30, 2024 and 237,590,199 Class A shares at June 30, 2023	(13,664)	(13,631)
Total equity	5,314	5,585
Total liabilities, redeemable noncontrolling interest and equity	$21,677	$23,415
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Year Ended June 30
(In millions, except per share data)	2024	2023	2022

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	6,153	5,796	5,335
Common stock dividends	6	4	3
Stock-based compensation	364	353	477
Purchase of shares from noncontrolling interests	—	—	(19)
Purchase of shares from redeemable noncontrolling interest	162	—	—
Paid-in capital, end of year	6,685	6,153	5,796

Retained earnings, beginning of year	13,991	13,912	12,244
Common stock dividends	(954)	(927)	(843)
Net earnings attributable to The Estée Lauder Companies Inc.	390	1,006	2,390
Cumulative effect of adoption of new accounting standards	—	—	121
Retained earnings, end of year	13,427	13,991	13,912

Accumulated other comprehensive loss, beginning of year	(934)	(762)	(470)
Other comprehensive loss attributable to The Estée Lauder Companies Inc.	(133)	(172)	(292)
Purchase of shares from redeemable noncontrolling interest	(73)	—	—
Accumulated other comprehensive loss, end of year	(1,140)	(934)	(762)

Treasury stock, beginning of year	(13,631)	(13,362)	(11,058)
Acquisition of treasury stock	—	(184)	(2,130)
Stock-based compensation	(33)	(85)	(174)
Treasury stock, end of year	(13,664)	(13,631)	(13,362)

Total stockholders’ equity – The Estée Lauder Companies Inc.	5,314	5,585	5,590

Noncontrolling interests, beginning of year	—	—	34
Net earnings attributable to noncontrolling interests	—	—	7
Purchase of shares from noncontrolling interests	—	—	(34)
Translation adjustments and other, net	—	—	(7)
Noncontrolling interests, end of year	—	—	—

Total equity	$5,314	$5,585	$5,590

Redeemable noncontrolling interest, beginning of year	$832	$842	$857
Net earnings attributable to redeemable noncontrolling interest	19	4	11
Purchase of shares from redeemable noncontrolling interest	(834)	—	—
Translation adjustments	(17)	(14)	(25)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	(1)
Redeemable noncontrolling interest, end of year	$—	$832	$842

Cash dividends declared per common share	$2.64	$2.58	$2.33
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
(In millions)	2024	2023	2022

Cash flows from operating activities
Net earnings	$409	$1,010	$2,408
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	825	744	727
Deferred income taxes	(265)	(186)	(149)
Non-cash stock-based compensation	325	267	331
Net loss on disposal of property, plant and equipment	9	13	8
Non-cash restructuring and other charges	7	36	14
Pension and post-retirement benefit expense	50	53	78
Pension and post-retirement benefit contributions	(116)	(49)	(56)
Impairment of goodwill and other intangible assets	471	207	241
Gain on previously held equity method investment	—	—	(1)
Other non-cash items	14	(8)	(7)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	(285)	185	(10)
Decrease (increase) in inventory and promotional merchandise	766	(64)	(602)
Decrease (increase) in other assets, net	15	26	(101)
Increase (decrease) in accounts payable	(38)	(333)	210
Increase (decrease) in other accrued and noncurrent liabilities	209	(129)	1
Decrease in operating lease assets and liabilities, net	(36)	(41)	(52)
Net cash flows provided by operating activities	2,360	1,731	3,040
Cash flows from investing activities
Capital expenditures	(919)	(1,003)	(1,040)
Payments for acquired business	—	—	(3)
Purchases of other intangible assets	—	(2,286)	—
Purchases of investments	(18)	(8)	(10)
Settlement of net investment hedges	(23)	80	108
Net cash flows used for investing activities	(960)	(3,217)	(945)
Cash flows from financing activities
Proceeds (repayments) of current debt, net	(215)	218	(4)
Proceeds from issuance of commercial paper (maturities after three months)	—	765	—
Repayments of commercial paper (maturities after three months)	(785)	—	—
Proceeds from issuance of long-term debt, net	648	1,995	—
Debt issuance costs	(4)	(15)	(1)
Repayments and redemptions of long-term debt	(10)	(265)	(18)
Net proceeds from stock-based compensation transactions	40	88	151
Payment for acquisition of noncontrolling interest	—	—	(15)
Payments for acquisition of redeemable noncontrolling interest	(745)	—	—
Payments to acquire treasury stock	(35)	(271)	(2,309)
Settlement of cross-currency swaps	18	—	—
Dividends paid to stockholders	(947)	(925)	(840)
Net cash flows provided by (used for) financing activities	(2,035)	1,590	(3,036)

Effect of exchange rate changes on Cash and cash equivalents	1	(32)	(60)
Net increase (decrease) in Cash and cash equivalents	(634)	72	(1,001)
Cash and cash equivalents at beginning of year	4,029	3,957	4,958

Cash and cash equivalents at end of year	$3,395	$4,029	$3,957
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under owned brand names, including: Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, La Mer, Bobbi Brown Cosmetics, Aveda, Jo Malone London, Bumble and bumble, Darphin Paris, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, Kilian Paris, Too Faced, Dr.Jart+, and The Ordinary. The Estée Lauder Companies Inc. is also the global licensee of the AERIN, BALMAIN and Dr. Andrew Weil brand names for fragrances and cosmetics.
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation losses, net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $135 million, $85 million and $427 million, net of tax, in fiscal 2024, 2023 and 2022, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings. These subsidiaries are not material to the Company’s consolidated financial statements or liquidity in fiscal 2024, 2023 and 2022.

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
See Note 13 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings include net exchange gains (losses) on foreign currency transactions of $77 million, $57 million and $(11) million in fiscal 2024, 2023 and 2022, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents include $926 million and $66 million of short-term time deposits at June 30, 2024 and 2023, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments in the common stock of privately-held companies in which the Company has the ability to exercise significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. For those equity securities without readily determinable fair values where the Company does not have the ability to exercise significant influence, the Company records them at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. Collectively, these investments were not material to the Company’s consolidated financial statements as of June 30, 2024 and 2023 and are included in Other assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions. Payment terms are short-term in nature and are generally less than one year.

The Company is required to measure credit losses based on the Company’s estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. The Company evaluates certain criteria, including aging and historical write-offs, the current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws. See Note 15 – Revenue Recognition for additional information.

Inventory and Promotional Merchandise
Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or net realizable value, with cost being based on standard cost and production variances, which approximate actual cost on the first-in, first-out method. Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity. Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers. Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its net realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age and historical results. In addition, and as necessary, specific reserves for future known or anticipated events may be established.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value. All derivatives are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (ii) designated as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (iii) designated as a hedge of a net investment in certain foreign operations ("net investment" hedge), or (iv) not designated as a hedging instrument.

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

For a fair value hedge, changes in the fair value of a derivative are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments). For a cash flow hedge, changes in the fair value of a derivative of a forecasted transaction are recorded in OCI. Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The Company also enters into foreign currency forward contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The net gain or loss on these contracts is recorded within translation adjustments, as a component of AOCI on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. For derivative instruments, such as foreign currency forward contracts or option contracts, not designated as hedging instruments, changes in the fair value are reported in current-period earnings.

All derivative gains and losses relating to fair value hedges and cash flow hedges are recognized in the same income statement line as the hedged items. Cash flows from derivatives are classified within the consolidated statements of cash flows in the same category as the items being hedged. The cross-currency swap contracts designated as fair value hedges are classified within financing activities. The foreign currency forward contracts designated as net investment hedges are classified within investing activities, except the portion related to the excluded component which is classified within operating activities. Cash flows, and their related gains and losses, from the cash flow hedges and derivative instruments not designated as hedging instruments are classified within operating activities.

See Note 13 – Derivative Financial Instruments for further discussion.

Property, Plant and Equipment

Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred for website development are capitalized within each applicable development stage as required. Capital costs incurred while an asset is being built are classified as construction in progress and are reclassified to its respective asset class when placed into service. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

The determination of fair value, as well as the expected useful lives of certain assets acquired, requires management to make judgments and may involve the use of significant estimates, including assumptions with respect to estimated future cash flows, discount rates and valuation multiples from comparable publicly traded companies, among other things. See Note 5 – Asset Acquisition for further information.

Goodwill and Other Indefinite-lived Intangible Assets
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments. The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units. When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The Company uses a single quantitative step when determining the subsequent measurement of goodwill by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount that the carrying amount exceeds the fair value, up to the total amount of goodwill allocated to that reporting unit. When testing other indefinite-lived intangible assets for impairment, the Company also has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the other indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test. The quantitative impairment test for other indefinite-lived intangible assets encompasses calculating the fair value of an other indefinite-lived intangible asset and comparing the fair value to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded.
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
Leases
The Company recognizes a lease liability and a related right-of-use (“ROU”) asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, if the rate implicit in the lease is not readily determinable, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain costs such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After an ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s largest customer for the year ended June 30, 2024 sells products primarily in China travel retail. This customer accounted for $206 million, or 12%, and $49 million, or 3%, of the Company's accounts receivable at June 30, 2024 and 2023, respectively.
Revenue Recognition

Performance Obligations
The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer.

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty-multi retailers, perfumeries, salons/spas and through various online sites operated by authorized retailers, including pure-play sites. The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer. In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location, and in the Europe, the Middle East & Africa and Asia/Pacific regions, revenue is generally recognized based upon the customer’s receipt. The Company has certain arrangements with customers whereby it is responsible for shipping and handling through the named place of destination, which occurs after the customer has obtained control. As a result, the Company has made a policy election that permits us to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. For these arrangements, the Company accrues all shipping and handling expenses related to the shipped products in the period that the revenue is recognized.

The Company also sells direct to consumers at Company-operated freestanding stores and online through Company-owned and operated e-commerce sites and through third-party online malls. At Company-operated freestanding stores, revenue is recognized when control of the product is transferred at the point of sale. Revenue from online sales is recognized when control of the product is transferred, generally based upon the consumer’s receipt.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 15 – Revenue Recognition for further discussion. For revenue disaggregated by product category and geographic region, see Note 24 – Segment Data and Related Information.

Royalty Revenue - License Arrangements

As a result of the acquisition of the TOM FORD brand, the Company entered into license arrangements with the Marcolin Group (“Marcolin”) and Ermenegildo Zegna N.V. (“Zegna”). As part of these arrangements, the Company licensed the TOM FORD trademark for eyewear (“Eyewear”) to Marcolin and for fashionwear (“Fashion”) to Zegna. Licensing the TOM FORD trademark to customers represents a revenue-generating activity in the ordinary course of business for the Company.

The Company’s performance obligation is to license the TOM FORD trademark to Marcolin and to Zegna, which grants them the right to access the symbolic intellectual property. The licensing arrangements stipulate that licensees must pay a sales-based royalty, with a guaranteed minimum, to the Company. The Company satisfies its performance obligation over the license period, as the Company fulfills its promise to grant the licensees rights to use and benefit from the intellectual property as well as maintain the intellectual property. As such, revenue for both the Marcolin and Zegna arrangements is recognized over time. Royalty payments are collected on a quarterly basis. The Company expects the guaranteed minimum royalty amounts to be exceeded and, as a result, sales-based royalties will be recognized in the period in which the sales occur. The upfront payment received from Marcolin is recognized on a straight-line basis over the estimated economic life of the license. See Note 5 – Asset Acquisition and Note 15 - Revenue Recognition for further information regarding the acquisition of the TOM FORD brand.

Advertising and Promotion

Global net advertising, merchandising, sampling, promotion and product development expenses of $3,657 million, $3,711 million and $3,877 million in fiscal 2024, 2023 and 2022, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred. The cost of certain promotional products, including samples and testers, are classified within Cost of sales in the accompanying consolidated statements of earnings.
Research and Development
Research and development costs of $360 million, $344 million and $307 million in fiscal 2024, 2023 and 2022, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and are expensed as incurred.
Shipping and Handling
Shipping and handling expenses of $792 million, $838 million and $860 million in fiscal 2024, 2023 and 2022, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.
Royalty Fees - License Arrangements
The Company’s license agreements provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The Company's current license arrangements have an initial term of approximately 3 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. As of June 30, 2024, the remaining terms considering available renewal periods range from 2 years to approximately 26 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements, net of estimated forfeitures. All excess tax benefits and tax deficiencies related to stock-based compensation awards are recorded as income tax expense or benefit in the accompanying consolidated statements of earnings.
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
Redeemable Noncontrolling Interest
On May 18, 2021, the Company acquired additional shares in DECIEM, a Toronto-based skin care company. The Company originally acquired a minority interest in DECIEM in June 2017. The acquisition of additional shares increased the Company's equity interest and was considered a step acquisition. As part of the increase in the Company's investment, the Company was granted the right to purchase (“Call Option”), and granted the remaining investors a right to sell to the Company (“Put Option”), the remaining interests after a three-year period, with a purchase price based on the future performance of DECIEM (the “net Put (Call) Option”).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that was classified as mezzanine equity in the accompanying consolidated balance sheets. The noncontrolling interest is adjusted each reporting period for income (loss) attributable to the noncontrolling interest. Each reporting period, an adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. If and when applicable, these adjustments are recorded in Paid-in capital and are not reflected in the accompanying consolidated statements of earnings. In addition, based on the Company's policy election, if the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, an adjustment is recorded in Retained earnings and the Company will adjust Net earnings (loss) attributable to The Estée Lauder Companies Inc. as required by the two-class method when calculating earnings per common share. Prior to May 31, 2024, the fair value of the noncontrolling interest per share was calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the following key assumptions into the Monte Carlo method: risk-free rate, term to mid of last twelve-month period, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility and net sales volatility. The Company has not recorded any adjustments, as described above, since the acquisition of DECIEM.
On May 31, 2024, the Company purchased the remaining interest of approximately 24% on a fully diluted basis in DECIEM at a contractually calculated amount pursuant to the terms of the net Put (Call) Option, which resulted in the settlement of the redeemable noncontrolling interest and DECIEM stock options for $743 million and $114 million, respectively. Transaction costs associated with the purchase were $2 million and were recorded as an adjustment to Paid-in capital. As this purchase did not result in a change in control of DECIEM, the change in ownership interest was accounted for as an equity transaction. Differences between the balance of the redeemable noncontrolling interest at the date of redemption of the remaining interests and the consideration paid were recognized in Paid-in capital in the accompanying consolidated balance sheets and are not reflected in the accompanying consolidated statements of earnings. As such, any adjustments in the consideration paid will be recognized in Paid-in capital. Payments for the acquisition of redeemable noncontrolling interest, inclusive of transaction costs, are classified as financing activities and payments to settle the DECIEM stock option liability are classified within operating activities within the accompanying consolidated statements of cash flows. As of June 30, 2024, the consideration paid to acquire the remaining interest is subject to the final calculation of the purchase price pursuant to the contract. See Note 19 – Stock Programs for additional information relating to the DECIEM stock options.

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
Impact on consolidated financial statements – The Company has supplier financing arrangements and applied the disclosure requirements as required by the amendments. Such information is included below within Note 10 – Supplier Finance Programs.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2022, the FASB issued authoritative guidance to defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024.
Effective for the Company – This guidance can only be applied for a limited time through December 31, 2024.
Impact on consolidated financial statements – The Company completed its comprehensive evaluation of applying this guidance and adopted certain practical expedients for its interest rate swap agreements in the fiscal 2024 first quarter which did not have a significant impact on its consolidated financial statements. The practical expedients that were adopted permit its hedging relationships to continue without de-designation upon changes due to reference rate reform. Foreign currency forward contracts do not reference LIBOR and no practical expedients were elected, but are now discounted using the Secured Overnight Financing Rate ("SOFR"). For existing lease, debt arrangements and other contracts, the Company did not adopt any ASC 848 practical expedients as it relates to these arrangements.
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
Effective for the Company – On April 4, 2024, the SEC issued an order staying the final rule on climate-related disclosures pending certain legal challenges. Under the rule as currently issued, the disclosure requirements related to the annual financial statements are expected to be effective for the Company's annual report on Form 10-K for the fiscal year ending June 30, 2026. The Company is not required to provide comparative information in the year of adoption.
Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its annual financial statement disclosures.
No other recently issued accounting pronouncements are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE
Inventory and promotional merchandise consists of the following:

	June 30
(In millions)	2024	2023
Raw materials	$696	$876
Work in process	308	362
Finished goods	903	1,404
Promotional merchandise	268	337
	$2,175	$2,979

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	June 30
(In millions)	2024	2023
Assets (Useful Life)

Land and improvements(1)	$68	$70
Buildings and improvements (10 to 40 years)	929	843
Machinery and equipment (3 to 10 years)	1,253	1,071
Computer hardware and software (4 to 10 years)	1,861	1,651
Furniture and fixtures (5 to 10 years)	137	136
Leasehold improvements	2,418	2,310
Construction in progress	500	827
	7,166	6,908
Less accumulated depreciation and amortization	(4,030)	(3,729)
	$3,136	$3,179
(1) Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $663 million, $577 million and $543 million in fiscal 2024, 2023 and 2022, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings. See Note 7 – Leases for discussion of property, plant and equipment impairments.

NOTE 5 – ASSET ACQUISITION
Fiscal 2023
On April 28, 2023, the Company acquired 100% of the equity interests in 001 Del LLC (“001”) in exchange for $2,550 million in consideration (the “TOM FORD Acquisition”). 001 is the sole owner of the TOM FORD brand and its related intellectual property. The TOM FORD brand is a luxury brand created in 2005, and this acquisition is expected to further strengthen the Company’s TOM FORD BEAUTY brand, which the Company has historically licensed, while simultaneously enabling the Company to create new licensing revenue streams. At the same time as the Company's transaction, an affiliate of Zegna separately purchased the interests in the TOM FORD fashion business that Zegna and its affiliates did not own (including the purchase of interests from the sellers of 001).

The TOM FORD Acquisition has been accounted for as an asset acquisition as the fair value of the gross assets acquired is concentrated in the value of the TOM FORD trademark intangible asset. The acquisition of 001 included existing license relationships for certain uses of the brand name, which were modified, terminated or otherwise renegotiated in connection with the transaction, and are discussed separately in Note 15 – Revenue Recognition.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company assigns goodwill of a reporting unit to the product categories in which that reporting unit operates at the time of acquisition. The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2022
Goodwill	$1,702	$1,116	$249	$353	$3,420
Accumulated impairments	(138)	(732)	(29)	—	(899)
	1,564	384	220	353	2,521

Translation adjustments, goodwill	(38)	—	5	—	(33)
Translation adjustments, accumulated impairments	(1)	—	(1)	—	(2)
	(39)	—	4	—	(35)

Balance as of June 30, 2023
Goodwill	1,664	1,116	254	353	3,387
Accumulated impairments	(139)	(732)	(30)	—	(901)
	1,525	384	224	353	2,486

Impairment charges	(291)	—	—	—	(291)
Translation adjustments, goodwill	(52)	—	(1)	—	(53)
Translation adjustments, accumulated impairments	1	—	—	—	1
	(342)	—	(1)	—	(343)

Balance as of June 30, 2024
Goodwill	1,612	1,116	253	353	3,334
Accumulated impairments	(429)	(732)	(30)	—	(1,191)
	$1,183	$384	$223	$353	$2,143

Other Intangible Assets

Other intangible assets primarily include trademarks and customer lists, as well as patents, and license arrangements resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Other intangible assets (e.g., customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 7 years to 18 years. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2024 and 2023 were not material to the Company’s results of operations.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As previously discussed in Note 5 - Asset Acquisition, in April 2023, the Company completed the TOM FORD Acquisition and recorded an indefinite-lived intangible asset (trademark) of $2,578 million. The trademark acquired in connection with the TOM FORD Acquisition is classified as level 3 in the fair value hierarchy. The fair value of the trademark was determined using an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used to estimate the fair value were revenue growth rates, terminal value, beauty royalty savings, the weighted average cost of capital used to discount future cash flows and royalty rates. The most significant unobservable input was the weighted average cost of capital used to discount future cash flows.

Other intangible assets consist of the following:

	June 30, 2024			June 30, 2023
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,971	$895	$1,076	$2,030	$766	$1,264
Non-amortizable intangible assets:
Trademarks			4,107			4,338
Total intangible assets			$5,183			$5,602

The aggregate amortization expense related to amortizable intangible assets for fiscal 2024, 2023 and 2022 was $144 million, $145 million and $160 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2025	2026	2027	2028	2029
Estimated aggregate amortization expense	$141	$141	$124	$99	$98

Fiscal 2024 Impairment Analysis
For further policy information on the Company's policy relating to its impairment assessment of goodwill and other indefinite-lived intangible assets, see Goodwill and Other Indefinite-lived Intangible Assets within Note 2 – Summary of Significant Accounting Policies.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024, the Company determined that the carrying value of the Dr.Jart+ reporting unit and trademark exceeded their estimated fair values. Given the lower-than-expected growth within key geographic regions, the reporting unit has made a strategic shift in its operating plan to exit the travel retail channel. This revised strategy also includes increased direct investment in other areas of the business, including in China, to support the brand’s future growth. As a result of these changes in strategy, the Company made revisions to the internal forecasts relating to the Dr.Jart+ reporting unit which were finalized and approved in the fiscal 2024 fourth quarter, and reflected in the goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024. These changes in circumstances were also indicators that the carrying amounts of its respective long-lived assets may not be recoverable. The Company concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $180 million. The Company then performed a recoverability analysis of the Dr.Jart+ long-lived asset group and, based on the estimated undiscounted cash flows of the asset group, concluded that the carrying amount of the long-lived assets were recoverable. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill. As the carrying value of the reporting unit exceeded its estimated fair value, the Company recorded a goodwill impairment charge of $291 million. The estimated fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal value, weighted average cost of capital used to discount future cash flows, comparable market multiples for the reporting unit, and royalty rate for the trademark. The most significant unobservable input used to estimate the fair value of the reporting unit and trademark intangible asset was the weighted-average cost of capital, which was 10.5%.

A summary of the impairment charges for the twelve months ended June 30, 2024 and the remaining trademark and goodwill carrying values as of June 30, 2024 are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Twelve Months Ended June 30, 2024		As of June 30, 2024
Reporting Unit	Geographic Region	Trademark	Goodwill	Trademark(2)	Goodwill
Dr.Jart+	Asia/Pacific	$180	$291	$129	$—
(1) The date of the fair value measurement for the Dr.Jart+ reporting unit and trademark intangible asset was April 1, 2024.
(2) The carrying value of the trademark intangible asset, subsequent to the impairment charge, is equal to its fair value.

The impairment charges for the twelve months ended June 30, 2024 were reflected in the skin care product category.

Fiscal 2023 Impairment Analysis
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

A summary of the impairment charges for the twelve months ended June 30, 2023 and the remaining trademark and goodwill carrying values as of June 30, 2023, for each reporting unit, are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Twelve Months Ended June 30, 2023		As of June 30, 2023
Reporting Unit	Geographic Region	Trademarks	Goodwill	Trademarks(2)	Goodwill
Smashbox	The Americas	$21	$—	$—	$—
Dr.Jart+	Asia/Pacific	100	—	325	304
Too Faced	The Americas	86	—	186	13
Total		$207	$—	$511	$317
(1) The date of the fair value measurement for the Smashbox, Dr.Jart+, and Too Faced trademark intangible assets was December 31, 2022, November 30, 2022, and November 30, 2022, respectively.
(2) The carrying values of the trademark intangible assets, subsequent to the impairment charges, are equal to their fair values.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the trademark impairment charges for the three and twelve months ended June 30, 2022 and the remaining carrying values as of June 30, 2022, for each reporting unit, are as follows:

(In millions)		Impairment Charges(1)		Carrying Value(2)
Reporting Unit:	Geographic Region	Three Months Ended June 30, 2022	Twelve Months Ended June 30, 2022	As of June 30, 2022
GLAMGLOW	The Americas	$—	$11	$—
Dr.Jart+	Asia/Pacific	25	230	428
Total		$25	$241	$428
(1) The date of the fair value measurement for the GLAMGLOW trademark intangible asset was March 31, 2022. The dates of the fair value measurements for the Dr.Jart+ trademark intangible asset were February 28, 2022 and April 1, 2022.
(2) The carrying values of the trademark intangible assets, subsequent to the impairment charges, are equal to their fair values.

The impairment charges for the three and twelve months ended June 30, 2022 were reflected in the skin care product category.
NOTE 7 – LEASES
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 56 years. Some of the Company’s lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 25 years.
A summary of total lease costs and other information for the periods relating to the Company’s finance and operating leases is as follows:

	June 30
(In millions)	2024	2023	2022
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$11	$11	$12
Interest on lease liabilities	—	—	—
Operating lease cost	458	444	465
Short-term lease cost	45	41	24
Variable lease cost	227	213	332
Total	$741	$709	$833
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$489	$463	$506
Financing cash flows from finance leases	$10	$15	$18
Right-of-use assets obtained in exchange for new operating lease liabilities	$466	$273	$279
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$34	$10
Weighted-average remaining lease term – finance leases	16 years	14 years	3 years
Weighted-average remaining lease term – operating leases	9 years	9 years	9 years
Weighted-average discount rate – finance leases	0.3%	0.4%	1.0%
Weighted-average discount rate – operating leases	2.8%	2.5%	2.4%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2025	$406	$4
Fiscal 2026	374	3
Fiscal 2027	303	2
Fiscal 2028	225	2
Fiscal 2029	167	1
Thereafter	841	20
Total future minimum lease payments	2,316	32
Less imputed interest	(261)	—
Total	$2,055	$32
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30
	2024		2023
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Total current liabilities	$354	$4	$357	$9
Total noncurrent liabilities	1,701	28	1,698	33
Total	$2,055	$32	$2,055	$42
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheets as of June 30, 2024 and 2023.
NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES
During fiscal 2024, the Company incurred charges associated with restructuring activities as follows:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Restructuring Program Component of the Profit Recovery and Growth Plan	$—	$—	$92	$23	$115
Post-COVID Business Acceleration Program	1	1	1	7	10
Total	$1	$1	$93	$30	$125
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
Restructuring Program Component of the Profit Recovery and Growth Plan ("Restructuring Program")
As announced on November 1, 2023, the Company launched a Profit Recovery Plan, now known as the Profit Recovery and Growth Plan ("PRGP"), to help progressively rebuild its profit margins in fiscal years 2025 and 2026.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The PRGP is focused on rebuilding stronger, more sustainable profitability, supporting sales growth acceleration and increasing speed and agility. The plan is designed to improve gross margin, lower the cost base and reduce overhead expenses, while increasing investments in key consumer-facing activities. Upon completion of this plan, the Company expects to have improved its gross margin and expense base to drive greater operating leverage for the future.
As a component of the PRGP, on February 5, 2024, the Company announced a two-year restructuring program. The restructuring program’s main focus includes the reorganization and rightsizing of certain areas of the Company as well as simplification and acceleration of processes. The Company committed to this course of action on February 1, 2024.
In connection with the restructuring program, as of June 30, 2024, the Company estimates a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of its positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.
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
Restructuring Program Approvals
The Restructuring Program cumulative charges approved by the Company as of June 30, 2024 and through July 19, 2024, as previously disclosed on July 23, 2024, were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative charges through June 30, 2024	$—	$—	$109	$78	$187
July 1, 2024 - July 19, 2024	1	9	24	12	46
Cumulative charges through July 19, 2024	$1	$9	$133	$90	$233
Included in the above table, cumulative Restructuring Program restructuring initiatives approved by the Company as of June 30, 2024 and through July 19, 2024, as previously disclosed on July 23, 2024, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative charges through June 30, 2024	$93	$7	$—	$9	$109
July 1, 2024 - July 19, 2024	23	—	—	1	24
Cumulative charges through July 19, 2024	$116	$7	$—	$10	$133
Specific actions taken since the Restructuring Program inception through July 19, 2024, to reorganize and right-size certain areas of the Company to drive future sales growth and productivity to rebuild gross and operating margin profitability include:
•Value Chain Optimization – The Company approved initiatives to reduce spans and layers and right-size organizational capability within its supply chain. These actions will primarily result in employee severance through a net reduction in workforce, as well as costs to decommission and relocate activities, and asset write-offs.
•Enabling Function Re-Invention - The Company approved initiatives to reorganize and right-size its go-to market structure, including across various corporate functions. These activities will primarily result in employee severance through a net reduction in workforce.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Future of Brand-led Model – The Company approved initiatives to focus on spans and layers to begin to develop a leaner, faster, and more agile marketing and creative organization. These activities will primarily result in employee severance through a net reduction in workforce.
•Go-to-Market Operating Model Acceleration – The Company approved initiatives to exit unprofitable brands from specific markets and distribution channels. These activities will result in inventory write-offs, employee severance through a net reduction in workforce, as well as costs associated with sales returns.
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
Other Exit Costs – Other exit costs related to restructuring activities generally include costs to relocate facilities or employees, recruiting to fill positions as a result of relocation of operations, and outplacement for separated employees.
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
•Temporary labor backfill;
•Costs to establish and maintain a Project Management Office for the duration of the Restructuring Program, including internal costs for employees dedicated solely to project management activities, and consulting services to assist with business case development; and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program through June 30, 2024 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through June 30, 2024	$—	$—	$92	$23	$115

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2024	$90	$2	$—	$—	$92
Changes in accrued restructuring charges from the Restructuring Program inception through June 30, 2024 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$90	$2	$—	$—	$92
Cash payments	—	—	—	—	—
Non-cash asset write-offs	—	(2)	—	—	(2)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at June 30, 2024	$88	$—	$—	$—	$88
Accrued restructuring charges at June 30, 2024 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $59 million, $24 million, and $5 million for fiscal 2025, 2026, and 2027, respectively.
Post-COVID Business Acceleration Program
On August 20, 2020, the Company announced a two-year restructuring program, Post-COVID Business Acceleration Program (the “PCBA Program”), designed to realign the Company's business to address the dramatic shifts to its distribution landscape and consumer behaviors in the wake of the COVID-19 pandemic.
The PCBA Program’s main areas of focus included accelerating the shift to online with the realignment of the Company’s distribution network reflecting freestanding store and certain department store closures, with a focus on North America and Europe, the Middle East & Africa; the reduction in brick-and-mortar point of sale employees and related support staff; and the redesign of the Company’s regional branded marketing organizations, plus select opportunities in global brands and functions.
As of June 30, 2024, the net reduction of positions over the duration of the PCBA Program was approximately 2,800 positions globally. This reduction included the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. As of June 30, 2024, over the duration of the PCBA program, the Company closed approximately 16% of its freestanding stores.
The Company approved specific initiatives under the PCBA Program through fiscal 2022 and has substantially completed those initiatives. Inclusive of approvals from inception through June 30, 2022, as of June 30, 2024, that the PCBA Program resulted in related restructuring and other charges totaling approximately $435 million, before taxes.
Specific actions taken during the PCBA Program include:
•Optimize Digital Organization and Other Go-To-Market Organizations – The Company approved initiatives to enhance its go-to-market capabilities and shift more resources to support online growth. These initiatives resulted in a net reduction of the workforce, which includes position eliminations, the re-leveling of certain positions and an investment in new capabilities.
•Optimize Select Marketing, Brand and Global Functions – The Company reduced its corporate and certain of its brand office footprints, by restructuring where and how its employees work and collaborate. In addition, the Company approved initiatives to reduce organizational complexity and leverage scale across various Global functions. These actions resulted in asset write-offs, employee severance, lease termination fees, and consulting and other professional services for the design and implementation of the future structures and processes.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Optimize Distribution Network – To help restore profitability to pre-COVID-19 pandemic levels in certain areas of its distribution network and, as part of a broader initiative to be completed in phases, the Company approved initiatives to close a number of underperforming freestanding stores, counters and other retail locations, mainly in certain affiliates across all geographic regions, including the Company's travel retail network. These closures reflected changing consumer behaviors including higher demand for online and omnichannel capabilities. These activities resulted in product returns, termination of contracts, a net reduction in workforce, and inventory and other asset write-offs.
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
•Exit of Certain Designer Fragrance Licenses – In reviewing the Company’s brand portfolio of fragrances and to focus on investing its resources on alternative opportunities for long-term growth and value creation globally, the Company announced that it would not renew its license agreements for the Donna Karan New York, DKNY, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna product lines when their respective terms expired in June 2023. The Company negotiated early termination agreements with each of the licensors effective June 30, 2022. These actions resulted in asset write-offs, including charges for the impairment of goodwill, employee-related costs, and consulting and legal fees.
•Brand Transformation – In reviewing the Company’s brand portfolio to accelerate growth within the makeup product category and to support long-term investments, the decision was made to strategically reposition Smashbox to capitalize on changing consumer preferences and to mitigate the impact caused by the COVID-19 pandemic on the brand. These actions primarily resulted in product returns and inventory write-offs.
PCBA Program Restructuring and Other Charges

For the classification of the restructuring and other charges for the PCBA program, please refer to the Restructuring Program Component of the Profit Recovery and Growth Plan above.

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Fiscal 2021	$14	$2	$201	$4	$221
Fiscal 2022	4	5	109	9	127
Fiscal 2023	27	3	35	12	77
Fiscal 2024	1	1	1	7	10
Cumulative through June 30, 2024	$46	$11	$346	$32	$435

(In millions)	Employee- Related Costs	Asset- Related Costs(1)	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Fiscal 2021	$119	$75	$6	$1	$201
Fiscal 2022	84	11	13	1	$109
Fiscal 2023	3	31	(2)	3	35
Fiscal 2024	(4)	4	1	—	1
Cumulative through June 30, 2024	$202	$121	$18	$5	$346

(1)Asset-related costs include fiscal 2021 goodwill and other intangible asset impairment charges of $13 million and $34 million, respectively, relating to the exit of the global distribution of BECCA products.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in accrued restructuring charges from the PCBA Program inception through June 30, 2024 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$119	$75	$6	$1	$201
Cash payments	(18)	—	(6)	(1)	(25)
Non-cash asset write-offs	—	(75)	—	—	(75)
Balance at June 30, 2021	101	—	—	—	101

Charges	84	$11	$13	1	109
Cash payments	(52)	—	$(13)	1	(64)
Non-cash asset write-offs	—	(11)			(11)
Translation and other adjustments	(8)	—	$—	(2)	(10)
Balance at June 30, 2022	125	—	—	—	125

Charges	3	31	(2)	$3	35
Cash payments	(40)	—	(1)	$(3)	(44)
Non-cash asset write-offs	—	(31)	—	$—	(31)
Translation and other adjustments	(7)	—	4	$—	(3)
Balance at June 30, 2023	81	—	1	—	82

Charges	(4)	4	1	—	1
Cash payments	(49)	—	(1)	—	(50)
Non-cash asset write-offs	—	(4)	—	—	(4)
Translation and other adjustments	—	—	(1)	—	(1)
Balance at June 30, 2024	$28	$—	$—	$—	$28
Accrued restructuring charges at June 30, 2024 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $25 million and $3 million for each of fiscal 2025 and 2026, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30
(In millions)	2024	2023	2022
Current:
Federal	$185	$141	$219
Foreign	426	424	533
State and local	17	8	25
	628	573	777
Deferred:
Federal	(147)	(105)	(12)
Foreign	(111)	(77)	(136)
State and local	(7)	(4)	(1)
	(265)	(186)	(149)
	$363	$387	$628

Earnings before income taxes include amounts contributed by the Company’s foreign operations of $1,347 million, $1,818 million and $2,248 million for fiscal 2024, 2023 and 2022, respectively. A portion of these earnings is taxed in the United States.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax became effective beginning with the Company's first quarter of fiscal 2024 and did not have an impact on the Company's consolidated financial statements for the year-ended June 30, 2024.

On July 20, 2020, the U.S. government released final and proposed regulations under the global intangible low-taxed income (“GILTI”) provisions of the TCJA that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, commencing with the Company's 2019 fiscal year. The Company has elected to apply the GILTI high-tax exception beginning with fiscal 2019 through 2023, and intends to make the election for fiscal 2024.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings before income taxes is as follows:

	Year Ended June 30
	2024	2023	2022
Provision for income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal tax benefit	1.1	0.3	0.7
Stock-based compensation arrangements – excess tax expense (benefits), net	3.0	(0.8)	(2.7)
Taxation of foreign operations	15.9	8.6	1.4
Income tax reserve adjustments	(0.4)	(0.1)	0.3
Nondeductible goodwill impairment charges	7.9	—	—
U.S. research and development tax credit	(2.2)	(0.9)	(0.3)
Other, net	0.7	(0.4)	0.3
Effective tax rate(1)	47.0%	27.7%	20.7%

(1)For fiscal 2024 and fiscal 2023, the reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the decrease in earnings before income taxes from fiscal 2023 to fiscal 2024 and from fiscal 2022 to fiscal 2023, respectively.
Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.
All excess tax benefits and tax deficiencies related to stock-based compensation awards are recorded as income tax expense or benefit in the consolidated statements of earnings. The Company recognized $23 million of income tax expense associated with stock-based compensation for the fiscal year ended June 30, 2024, as compared to $11 million and $82 million of excess tax benefits, net as a reduction to the provision for income taxes in the accompanying consolidated statements of earnings for the fiscal year ended June 30, 2023 and 2022, respectively.
The Company has $5,038 million of undistributed earnings of foreign subsidiaries as of June 30, 2024. Included in this amount is approximately $1,000 million of earnings considered permanently reinvested for which no deferred income taxes have been provided. If these reinvested earnings were repatriated into the United States as dividends, the Company would be subject to approximately $70 million in taxes, primarily related to foreign withholding taxes as well as additional state and local income taxes. During the fourth quarter of fiscal 2023, in connection with a planned change in the Company's legal entity structure that exempts foreign withholding tax on certain undistributed earnings, the Company changed its assertion regarding its ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries and determined that $5,548 million of undistributed earnings of such foreign subsidiaries are no longer considered indefinitely reinvested. The federal, state, local and foreign deferred income tax impact of this change is not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred income tax assets and liabilities were as follows:

	June 30
(In millions)	2024	2023
Deferred tax assets:
Compensation-related expenses	$198	$189
Inventory obsolescence and other inventory related reserves	103	75
Retirement benefit obligations	45	60
Various accruals not currently deductible	228	225
Net operating loss, credit and other carryforwards	405	225
Unrecognized state tax benefits and accrued interest	13	12
Lease liabilities	462	479
Research-related expenses	248	200
Other differences between tax and financial statement values	103	107
	1,805	1,572
Valuation allowance for deferred tax assets	(238)	(200)
Total deferred tax assets	1,567	1,372

Deferred tax liabilities:
Fixed assets and intangibles	(614)	(264)
ROU assets	(422)	(432)
Partnership interest in DECIEM	—	(404)
Other differences between tax and financial statement values	(32)	(32)
Total deferred tax liabilities	(1,068)	(1,132)
Total net deferred tax assets	$499	$240

As of June 30, 2024, the Company had net deferred tax assets of $499 million, of which $1,018 million is included in Other assets and $519 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets. As of June 30, 2023, the Company had net deferred tax assets of $240 million, of which $860 million is included in Other assets and $620 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets.

As of June 30, 2024 and 2023, certain subsidiaries had $657 million and $528 million of foreign net operating loss carryforwards, respectively, the tax effect of which was $170 million and $143 million, respectively, as well as U.S. federal tax credit carryforwards of $180 million and $79 million, respectively, and state and local tax credit carryforwards of $8 million. With the exception of $447 million of net operating losses with an indefinite carryforward period as of June 30, 2024, these net operating loss carryforwards expire at various dates through fiscal 2037. The tax credit carryforwards will begin to expire in fiscal 2025.

The Company has recorded a valuation allowance of $238 million and $200 million as of June 30, 2024 and 2023, respectively, principally against certain net operating loss carryforwards and tax credit carryforwards. A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized.

As of June 30, 2024, 2023 and 2022, the Company had gross unrecognized tax benefits of $65 million, $63 million, and $61 million, respectively. At June 30, 2024, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $55 million.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2024, 2023 and 2022 in the accompanying consolidated statements of earnings was $3 million, $2 million and $4 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2024 and 2023 was $17 million and $15 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30
(In millions)	2024	2023	2022
Beginning of the year balance of gross unrecognized tax benefits	$63	$61	$62
Gross amounts of increases as a result of tax positions taken during a prior period	4	9	12
Gross amounts of decreases as a result of tax positions taken during a prior period	(4)	(5)	(6)
Gross amounts of increases as a result of tax positions taken during the current period	5	4	7
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(1)	(4)	(12)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(2)	(2)	(2)
End of year balance of gross unrecognized tax benefits	$65	$63	$61

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

Subsequent to June 30, 2024, the IRS completed its examination procedures with respect to fiscal 2023 under the IRS CAP. There was no impact to the Company’s consolidated financial statements. The Company expects to receive formal notification of the conclusion of the IRS CAP process for fiscal 2023 during fiscal 2025. As of June 30, 2024, the compliance process was ongoing with respect to fiscal 2024.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.
During fiscal 2024, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending. On the basis of the information available as of June 30, 2024, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2024, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years

Belgium	2019 – 2024
Canada	2020 – 2024
China	2021 – 2024
France	2019 – 2024
Germany	2017 – 2024
Hong Kong	2018 – 2024
Italy	2019 – 2024
Japan	2020 – 2024
Korea	2021 - 2024
Spain	2018 – 2024
Switzerland	2020 – 2024
United Kingdom	2023 – 2024
United States	2023 – 2024
State of California	2018 – 2024
State and City of New York	2018 – 2024

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its tax reserves are adequate for all years subject to examination.

NOTE 10 – SUPPLIER FINANCE PROGRAMS

Under the Company's supplier finance programs, the Company agrees to pay the banks the stated amount of confirmed invoices from its designated suppliers on the due dates of the invoices. The Company may terminate the agreements upon written notice (with notice periods ranging from 30 to 60 days) or immediately upon a breach. The supplier invoices that have been confirmed as valid under the programs require payment in full within 90 days of the invoice date.
Outstanding obligations confirmed as valid totaling $58 million and $52 million as of June 30, 2024 and 2023, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.
NOTE 11 – OTHER ACCRUED AND NONCURRENT LIABILITIES

Other accrued liabilities consist of the following:

	June 30
(In millions)	2024	2023
Employee compensation	$576	$546
Accrued sales incentives	426	321
Deferred revenue	327	323
Payroll and other non-income taxes	333	297
Accrued income taxes	335	222
Other	1,407	1,507
	$3,404	$3,216

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30		Available financing at June 30, 2024
(In millions)	2024	2023	Committed	Uncommitted
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes")	$590	$590	$—	$—
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	637	636	—	—
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	494	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	454	454	—	—
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	296	295	—	—
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes)	644	—	—	—
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”)	198	198	—	—
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes")	695	695	—	—
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”)	551	550	—	—
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	595	589	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	644	643	—	—
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes")	696	696	—	—
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	499	499	—	—
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”)	499	498	—	—
Commercial paper (1)	—	988	—	2,500
Other long-term borrowings	28	33	—	—
Other current borrowings	4	9	—	155
Revolving credit facility	—	—	2,500	—
	7,771	8,114	$2,500	$2,655
Less current debt including current maturities	(504)	(997)
	$7,267	$7,117
(1) As of June 30, 2023, commercial paper consisted of $1,000 million principal and unamortized debt discount of $12 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2024, the Company’s long-term debt consisted of the following:

Notes(1)	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)
2053 Senior Notes	May 2023	99.455%	5.186%	$600	$(3)	$—	$(7)	May 15/November 15
2049 Senior Notes	November 2019	98.769	3.189	650	(7)	—	(6)	June 1/December 1
2047 Senior Notes(2)	February 2017	99.739	4.165	500	(1)	—	(5)	March 15/September 15
2045 Senior Notes(3)	June 2015	97.999	4.497	300	(5)	—	(3)	June 15/December 15
2045 Senior Notes(3)	May 2016	110.847	3.753	150	13	—	(1)	June 15/December 15
2042 Senior Notes	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(4)	May 2007	98.722	6.093	300	(2)	—	(2)	May 15/November 15
2034 Senior Notes(5)	February 2024	99.689	5.040	650	(2)	—	(4)	February 14/August 14
October 2033 Senior Notes(6)	September 2003	98.645	5.846	200	(1)	—	(1)	April 15/October 15
May 2033 Senior Notes(7)	May 2023	99.897	4.663	700	(1)	—	(4)	May 15/November 15
2031 Senior Notes(8),(9)	March 2021	99.340	2.023	600	(2)	(44)	(3)	March 15/September 15
2030 Senior Notes(9)	April 2020	99.816	2.621	700	(1)	(101)	(3)	April 15/October 15
2029 Senior Notes(10)	November 2019	99.046	2.483	650	(4)	—	(2)	June 1/December 1
2028 Senior Notes	May 2023	99.897	4.398	700	(1)	—	(3)	May 15/November 15
2027 Senior Notes(11)	February 2017	99.963	3.154	500	—	—	(1)	March 15/September 15
2024 Senior Notes	November 2019	99.421	2.122	500	(1)	—	—	June 1/December 1

(1)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
(2)In November 2016, in anticipation of the issuance of the 2047 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $350 million at a weighted-average all-in rate of 3.01%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $3 million that is being amortized against interest expense over the life of the 2047 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2047 Senior Notes will be 4.17% over the life of the debt.
(3)In April and May 2015, in anticipation of the issuance of the 2045 Senior Notes in June 2015, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $300 million at a weighted-average all-in rate of 2.38%. The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a gain in OCI of $18 million that will be amortized against interest expense over the life of the 2045 Senior Notes. As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2045 Senior Notes will be 4.216% over the life of the debt. In May 2016, the Company reopened this offering with the same terms and issued an additional $150 million for an aggregate amount outstanding of $450 million of 2045 Senior Notes.
(4)In April 2007, in anticipation of the issuance of the 2037 Senior Notes, the Company entered into a series of forward-starting interest rate swap agreements on a notional amount totaling $210 million at a weighted-average all-in rate of 5.45%. The forward-starting interest rate swap agreements were settled upon the issuance of the new debt and the Company recognized a loss in OCI of $1 million that is being amortized to interest expense over the life of the 2037 Senior Notes. As a result of the forward-starting interest rate swap agreements, the debt discount and debt issuance costs, the effective interest rate on the 2037 Senior Notes will be 6.181% over the life of the debt.
(5)In March 2022, in anticipation of the issuance of the 2034 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $300 million at a weighted average all-in rate of 2.02%. The treasury lock agreements were terminated in September 2022, and the Company recognized a gain in OCI of $31 million that is being amortized to interest expense over the life of the 2034 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2034 Senior Notes will be 4.53% over the life of the debt.
(6)In May 2003, in anticipation of the issuance of the 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195 million at a weighted-average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15 million that is being amortized against interest expense over the life of the 2033 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2033 Senior Notes will be 5.395% over the life of the debt.
(7)In December 2022 and March 2023, in anticipation of the issuance of the May 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $575 million at a weighted-average all-in rate of 3.57%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $5 million that is being amortized to interest expense over the life of the May 2033 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the May 2033 Senior Notes will be 4.83% over the life of the debt.
(8)In March 2020, in anticipation of the issuance of the 2031 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $200 million at a weighted-average all-in rate of 0.84%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $11 million that is being amortized to interest expense over the life of the 2031 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2031 Senior Notes will be 1.89% over the life of the debt.
(9)The Company entered into interest rate swap agreements with a notional amount totaling $700 million and $300 million to effectively convert the fixed rate interest on its outstanding 2030 Senior Notes and 2031 Senior Notes to variable interest rates based on three months fallback rate SOFR plus a margin.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)In April and May 2019, in anticipation of the issuance of the 2029 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $500 million at a weighted-average all-in rate of 2.50%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $33 million that is being amortized to interest expense over the life of the 2029 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2029 Senior Notes will be 3.15% over the life of the debt.
(11)In November 2016, in anticipation of the issuance of the 2027 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $450 million at a weighted-average all-in rate of 2.37%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $2 million that is being amortized against interest expense over the life of the 2027 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the 2027 Senior Notes will be 3.18% over the life of the debt.

In June 2024, the Company replaced its $2,500 million senior unsecured revolving credit facility that was set to expire in October 2026 with a new $2,500 million senior unsecured revolving credit facility (the “2024 Facility”). The 2024 Facility expires on June 7, 2029 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $750 million of the 2024 Facility is available for multi-currency loans. Interest rates on borrowings under the 2024 Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the 2024 Facility were not material. The 2024 Facility has an annual fee of approximately $1 million, payable quarterly, based on the Company’s current credit ratings. The 2024 Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. The 2024 Facility may be increased, at the election of the Company, by up to $500 million in accordance with the terms set forth in the agreement. At June 30, 2024, no borrowings were outstanding under the 2024 Facility.
In February 2024, the Company completed a public offering of $650 million aggregate principal amount of its 2034 Senior Notes. The Company used the proceeds from this offering for general corporate purposes, including funding a portion of the price to purchase the remaining interest in DECIEM, operating expenses, working capital, capital expenditures and redemptions and repayment of short-term or long-term borrowings, including outstanding commercial paper as it matured.
In June 2023, the Company decreased the size of its commercial paper program to $2,500 million and terminated the undrawn $2,000 million 364-Day Facility (as defined below).
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
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2024 there were no amounts outstanding and in fiscal 2023, the average amount outstanding was approximately $1 million, and the annualized weighted-average interest rate incurred was approximately 5.4%.
Refer to Note 17 – Commitments and Contingencies for the Company’s projected debt service payments as of June 30, 2024 and over the next five fiscal years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results. At June 30, 2024, the notional amount of derivatives not designated as hedging instruments was $4,576 million.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At June 30, 2024, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback rate SOFR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At June 30, 2024, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of June 30, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was $7 million and $20 million as of June 30, 2024 and 2023, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of March 2026. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At June 30, 2024, the Company had cash flow hedges outstanding with a notional amount totaling $2,300 million.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of June 30, 2024, the Company’s foreign currency cash flow hedges were highly effective.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $27 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $75 million and $79 million as of June 30, 2024 and 2023, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of March 2025. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2024, the Company had net investment hedges outstanding with a notional amount totaling $912 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $148 million at June 30, 2024. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2024	2023	Balance Sheet Location	2024	2023
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges(2)	Prepaid expenses and other current assets; Other assets	$34	$56	Other accrued liabilities	$4	$16
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	80	22		—	—
Net investment hedges	Prepaid expenses and other current assets	15	—	Other accrued liabilities	—	13
Interest rate-related derivatives		—	—	Other accrued liabilities	145	150
Total Derivatives Designated as Hedging Instruments		129	78		149	179
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	19	20	Other accrued liabilities	17	20
Total derivatives		$148	$98		$166	$199

(1)See Note 14 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency cash flow hedges at June 30, 2024 is approximately $2 million, classified within Other assets in the accompanying consolidated balance sheets.
(3)Included in the asset derivatives for the cross-currency swap contracts at June 30, 2024 is approximately $70 million, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2024	2023	Earnings	2024	2023
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$47	$57	Net sales	$50	$71
Interest rate-related derivatives	—	2	Interest expense	—	(1)
	47	59		50	70
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	1	(35)		—	—
Total derivatives	$48	$24		$50	$70

(1)The amount reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During fiscal 2024 and 2023 the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $17 million and $26 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2024	2023
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$44	$42
Interest rate swap contracts(2)	Interest expense	$5	$(36)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing in fiscal 2024 and 2023 was $19 million and $9 million, respectively.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2024	June 30, 2024
Long-term debt	$849	$(145)
Intercompany debt	$—	$87
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30
	2024			2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$15,608	$9,621	$378	$15,910	$9,575	$255
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(5)	N/A	N/A	36
Derivatives designated as hedging instruments	N/A	N/A	5	N/A	N/A	(36)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(44)	N/A	N/A	(42)	N/A
Derivatives designated as hedging instruments	N/A	44	N/A	N/A	42	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	—	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	50	N/A	N/A	71	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30
	2022
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$17,737	$9,888	$167
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	130
Derivatives designated as hedging instruments	N/A	N/A	(130)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	—	N/A
Derivatives designated as hedging instruments	N/A	—	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	3	N/A	N/A
N/A (Not applicable)
The amount of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in Earnings on Derivatives	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$62	$(10)

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

	As of June 30, 2024			As of June 30, 2023
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$148	$(49)	$99	$98	$(53)	$45
Derivative liabilities	(166)	49	(117)	(199)	53	(146)
Total	$(18)	$—	$(18)	$(101)	$—	$(101)

NOTE 14 – FAIR VALUE MEASUREMENTS

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,507	$—	$—	$1,507
Foreign currency forward contracts	—	68	—	68
Cross-currency swap contracts	—	80	—	80
Total	$1,507	$148	$—	$1,655

Liabilities:
Foreign currency forward contracts	$—	$21	$—	$21
Interest rate-related derivatives	—	145	—	145
Total	$—	$166	$—	$166

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments are as follows:

	June 30
	2024		2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$3,395	$3,395	$4,029	$4,029
Current and long-term debt	7,771	7,174	8,114	7,665
DECIEM stock options	—	—	99	99
Deferred consideration payable	341	340	341	338

Derivatives
Cross-currency swap contracts - asset	80	80	22	22
Foreign currency forward contracts – asset, net	47	47	27	27
Interest rate-related derivatives – liability	(145)	(145)	(150)	(150)

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
Deferred consideration payable – The deferred consideration payable consists primarily of deferred payments associated with the TOM FORD Acquisition. The fair value of the payments treated as deferred consideration payable are calculated based on the net present value of cash payments using an estimated borrowing rate based on quoted prices for a similar liability. The Company’s deferred consideration payable is classified within Level 2 of the valuation hierarchy. Refer to Note 5 – Asset Acquisition for additional information associated with the TOM FORD Acquisition.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECIEM stock options – The stock option liability represents the employee stock options issued by DECIEM in replacement and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM, in connection with the Company's acquisition of DECIEM in May 2021. In connection with the purchase of the remaining interest in DECIEM, all DECIEM stock options were exercised in the fiscal 2024 fourth quarter, resulting in the settlement of the stock option liability reducing the balance to zero as of June 30, 2024. See Note 19 – Stock Programs for discussion.

Changes in the DECIEM stock option liability for the year ended June 30, 2024 are included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings and were as follows:

(In millions)	Fair Value
DECIEM stock option liability as of June 30, 2023	$99
Changes in fair value, net of foreign currency remeasurements	13
DECIEM stock options exercised	(114)
Translation adjustments and other, net	2
DECIEM stock option liability as of June 30, 2024	$—

Nonfinancial assets measured at fair value on a nonrecurring basis
In connection with its interim and annual goodwill and other indefinite-lived intangible asset impairment testing, the Company has measured certain nonfinancial assets at fair value on a nonrecurring basis, classified as Level 3 of the fair value hierarchy. Refer to Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

NOTE 15 – REVENUE RECOGNITION

For further information on the Company's policies relating to revenue recognition and accounts receivable see Note 2 – Summary of Significant Accounting Policies.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $26 million and $30 million as of June 30, 2024 and June 30, 2023, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

	June 30
(In millions)	2024	2023
Allowance for credit losses, beginning of period	$16	$10
Provision (adjustment) for expected credit losses	(4)	6
Write-offs, net & other	2	—
Allowance for credit losses, end of period	$14	$16
The remaining balance of the allowance for doubtful accounts and customer deductions of $12 million and $14 million, as of June 30, 2024 and June 30, 2023, respectively, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue
Changes in deferred revenue are as follows:

	June 30
(In millions)	2024	2023
Deferred revenue, beginning of period	$572	$362
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(316)	(343)
Revenue deferred during the period	316	538
Other	(12)	15
Deferred revenue, end of period	$560	$572

The decrease in Revenue deferred during the period from fiscal 2023 to fiscal 2024 is driven by the deferral of revenue during fiscal 2023 for the Marcolin licensing arrangement relating to the acquisition of the TOM FORD brand, which consisted of a $250 million non-refundable upfront payment, classified as deferred revenue within Other accrued liabilities and Other noncurrent liabilities in the accompanying consolidated balance sheets.

Transaction Price Allocated to the Remaining Performance Obligations

At June 30, 2024, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities, and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $327 million. The remaining balance of deferred revenue at June 30, 2024 will be recognized beyond the next twelve months, of which, $223 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

Royalty Revenue - License Arrangements

As of June 30, 2024, the remaining contractually guaranteed minimum royalty amounts due to the Company during future periods are as follows:

(In millions)	Minimum Remaining Royalties
Fiscal 2025	$28
Fiscal 2026	$29
Fiscal 2027	$30
Fiscal 2028	$32
Fiscal 2029	$33
Thereafter	$160

The royalty revenue associated with the TOM FORD Acquisition is included within the The Americas region and within the other product category.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – PENSION, DEFERRED COMPENSATION AND POST-RETIREMENT BENEFIT PLANS

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries

The components of the above-mentioned plans as of and for the years ended June 30 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$912	$922	$522	$562	$176	$177
Service cost	35	37	26	27	2	1
Interest cost	46	40	19	15	8	8
Plan participant contributions	—	—	8	8	1	1
Actuarial loss (gain)	(3)	(30)	(1)	(51)	(6)	4
Foreign currency exchange rate impact	—	—	—	(3)	—	(3)
Benefits, expenses, taxes and premiums paid	(49)	(57)	(32)	(32)	(12)	(12)
Plan amendments	—	—	—	—	(25)	—
Settlements	—	—	(2)	(4)	—	—
Special termination benefits	—	—	1	—	—	—
Benefit obligation at end of year	$941	$912	$541	$522	$144	$176

Change in plan assets:
Fair value of plan assets at beginning of year	$753	$838	$541	$579	$2	$14
Actual return on plan assets	14	(42)	29	(38)	—	(1)
Foreign currency exchange rate impact	—	—	(1)	(7)	—	—
Employer contributions	83	14	24	35	9	—
Plan participant contributions	—	—	8	8	1	1
Settlements	—	—	(2)	(4)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(49)	(57)	(32)	(32)	(12)	(12)
Fair value of plan assets at end of year	$801	$753	$567	$541	$—	$2

Funded status	$(140)	$(159)	$26	$19	$(144)	$(174)

Amounts recognized in the Balance Sheet consist of:
Other assets	$—	$—	$125	$115	$—	$—
Other accrued liabilities	(27)	(21)	(4)	(4)	(13)	(9)
Other noncurrent liabilities	(113)	(138)	(95)	(92)	(131)	(165)
Funded status	(140)	(159)	26	19	(144)	(174)
Accumulated other comprehensive loss (income)	269	237	(5)	(9)	(21)	7
Net amount recognized	$129	$78	$21	$10	$(165)	$(167)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$35	$37	$46	$26	$27	$31	$2	$1	$2
Interest cost	46	40	31	19	15	10	8	8	6
Expected return on assets	(54)	(57)	(55)	(25)	(17)	(13)	(1)	(1)	(1)
Amortization of:
Actuarial loss (gain)	4	3	15	(8)	(3)	2	—	—	1
Prior service cost	1	—	—	(1)	(1)	(1)	(3)	—	—
Settlements	—	—	—	—	1	—	—	—	—
Special termination benefits	—	—	—	1	—	4	—	—	—
Net periodic benefit cost	$32	$23	$37	$12	$22	$33	$6	$8	$8
Assumptions used to determine benefit obligations at June 30:
Discount rate	5.50 – 5.70%	5.20 – 5.30%	4.30 – 4.50%	1.75 – 10.00%	1.00 – 9.00%	0.75 – 9.00%	5.00 – 11.00%	5.00 – 10.75%	4.50 – 9.75%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.50 – 5.00%	1.75 – 5.00%	1.50– 5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	5.68%	5.29%	4.48%	3.50%	3.69%	2.77%	5.51%	5.19%	4.68%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	3.00%	3.08%	3.08%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.20 – 5.30%	4.30 – 4.50%	2.50 – 3.00%	1.00 – 9.00%	.75– 9.00%	.50 – 7.25%	5.00 – 10.75%	4.50 – 9.75%	2.70 – 9.00%
Expected return on assets	6.25%	6.25%	6.25%	2.25 – 9.00%	1.25 – 9.00%	1.25 – 7.25%	6.25%	6.25%	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50– 8.00%	1.75 – 5.00%	— – 5.00%	— – 5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.29%	4.48%	2.94%	3.69%	2.77%	1.59%	5.19%	4.68%	2.92%
Expected return on assets(1)	6.25%	6.25%	6.25%	4.06%	2.95%	2.19%	6.25%	6.25%	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	3.08%	2.96%	2.81%	N/A	N/A	N/A

(1)The U.S. post-retirement benefit plan is the only post-retirement benefit plan with plan assets during fiscal 2024 and as such, the rates reflected here are the expected return on plan assets for the U.S. post-retirement plan.

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
The weighted-average interest crediting rate used to determine the benefit obligation and net periodic benefit cost relating to the Company’s U.S. Pension Plans was 5.20% and 4.00% as of and for the years ended June 30, 2024 and 2023, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 5.40% while the weighted-average ultimate trend rate of 4.02% is expected to be reached in approximately 16 years to 22 years.

Amounts recognized in AOCI (before tax) as of June 30, 2024 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses (gains), beginning of year	$235	$(7)	$7	$235
Actuarial losses (gains) recognized	37	(4)	(6)	27
Amortization and settlements included in net periodic benefit cost	(4)	8	—	4
Translation adjustments	—	(1)	—	(1)
Net actuarial losses (gains), end of year	268	(4)	1	265

Net prior service cost, beginning of year	2	(2)	—	—
Amortization included in net periodic benefit cost	(1)	1	3	3
Prior service cost recognized	—	—	(25)	(25)
Net prior service cost, end of year	1	(1)	(22)	(22)
Total amounts recognized in AOCI	$269	$(5)	$(21)	$243

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans						Other than Pension Plans
	Retirement Growth Account		Restoration		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$825	$807	$116	$105	$541	$522	$144	$176
Accumulated benefit obligation	$800	$774	$108	$95	$484	$467	$—	$—
Fair value of plan assets	$801	$753	$—	$—	$567	$541	$—	$2

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $102 million and $275 million and aggregate fair value of plan assets of $3 million and $179 million at June 30, 2024 and 2023, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $89 million and $84 million and aggregate fair value of plan assets of $3 million and $3 million at June 30, 2024 and 2023, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2025	$65	$29	$13
Expected benefit payments for year ending June 30,
2025	89	40	13
2026	63	34	10
2027	62	33	10
2028	63	32	11
2029	65	33	11
Years 2030 – 2034	334	169	53

Plan Assets
The Company’s investment strategy for its pension plan assets is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are primarily invested in diversified funds that hold equity or debt securities to maintain the security of the funds while maximizing the returns within each plan’s investment policy. The investment policy for each plan specifies the type of investment vehicles appropriate for the plan, asset allocation guidelines, criteria for selection of investment managers and procedures to monitor overall investment performance, as well as investment manager performance.

The Company’s target asset allocation at June 30, 2024 is as follows:

	Pension Plans
	U.S.	International
Equity	39%	20%
Debt securities	50%	58%
Other	11%	22%
	100%	100%

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government and agency securities – The fair values are determined using third-party pricing services using market prices or prices derived from observable market inputs such as benchmark curves, broker/dealer quotes, and other industry and economic factors. These investments are classified within Level 1 of the valuation hierarchy as of June 30, 2024 and within Level 2 as of June 30, 2023. This change in classification is due to the ability to use unadjusted daily quoted market prices for all of the underlying assets in this category.
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
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	28	—	3	31
Government and agency securities	137	—	—	—	137
Commingled funds	301	642	—	148	1,091
Insurance contracts	—	—	14	—	14
Interests in limited partnerships and hedge fund investments	—	—	—	93	93
Total	$440	$670	$14	$244	$1,368

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2023:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at NAV	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	12	—	3	15
Government and agency securities	—	139	—	—	139
Commingled funds	332	547	—	143	1,022
Insurance contracts	—	—	8	—	8
Interests in limited partnerships and hedge fund investments	—	—	—	110	110
Total	$334	$698	$8	$256	$1,296

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the changes in Level 3 plan assets:

	June 30
(In millions)	2024	2023
Insurance Contracts
Balance at beginning of year	$8	$46
Actual return on plan assets:
Relating to assets still held at the reporting date	1	(2)
Purchases, sales, issuances and settlements, net	5	(35)
Foreign exchange impact	—	(1)
Balance at end of year	$14	$8

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $51 million, $50 million and $47 million for fiscal 2024, 2023 and 2022, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.
Deferred Compensation
The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units. The amounts included in the accompanying consolidated balance sheets under these plans were $44 million and $58 million as of June 30, 2024 and 2023, respectively. The benefit for fiscal 2024, 2023 and 2022 was $14 million, $7 million and $33 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2024:

		Payments Due in Fiscal
(In millions)	Total	2025	2026	2027	2028	2029	Thereafter
Debt service (1)	$11,845	$794	$288	$788	$973	$242	$8,760
Unconditional purchase obligations (2)	2,370	1,463	373	317	98	21	98
Gross unrecognized tax benefits and interest – current (3)	2	2	—	—	—	—	—
Transition Tax payable(4)	146	65	81	—	—	—	—
Total contractual obligations(5)	$14,363	$2,324	$742	$1,105	$1,071	$263	$8,858

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases. Interest costs on long-term and current debt in fiscal 2025, 2026, 2027, 2028, 2029 and thereafter are projected to be $293 million, $288 million, $288 million, $273 million, $242 million and $2,509 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2024.
(2)Unconditional purchase obligations primarily include: inventory commitments, information technology contract commitments, deferred consideration, advertising commitments and royalty payments pursuant to license agreements. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2024, without consideration for potential renewal periods.
(3)Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2024, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties, was $80 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2024.
(5)Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s operating leases.

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including product liability matters (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, securities, tax, and privacy. Management believes that the outcome of current litigation and legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. However, management’s assessment of the Company’s current litigation and other legal proceedings could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings. Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings above, as well as the Securities Class Action and Derivative Matters referred to below, are not material to the Company’s consolidated financial statements.
Securities Class Action and Derivative Matters
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 1, 2024 and March 15, 2024, shareholder derivative action complaints were filed against certain of the Company’s officers, all the Company’s directors as of those dates and certain of the Company’s former directors as of those dates in the United States District Court for the Southern District of New York. In April 2024, both complaints were voluntarily dismissed without prejudice; and, subsequently, one of the former derivative plaintiffs made a litigation demand, requesting, among other things, that the Company's Board of Directors investigate potential claims on behalf of the Company based on the same alleged course of conduct identified in the securities case complaint (which were also reflected in the dismissed shareholder derivative actions complaints) described above. In June 2024, the other former derivative plaintiff made a books and records demand on the Company related to any documents relevant to the same alleged course of conduct referenced above.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of June 30, 2024, there were 273 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 185 cases as of June 30, 2023. During the year ended June 30, 2024, 200 new cases were filed and 112 cases were resolved by voluntary dismissal, dismissal by the court, or settlement. The value of settlements, either individually or in the aggregate, in fiscal 2024, 2023, and 2022 was not material.

The Company believes that a portion of its costs incurred in defending and resolving these claims may be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts accrued for such litigation are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.

NOTE 18 – COMMON STOCK

As of June 30, 2024, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2021	233,517.4	128,242.0
Acquisition of treasury stock(1)	(7,393.6)	—
Conversion of Class B to Class A	2,700.0	(2,700.0)
Stock-based compensation	2,689.7	—
Balance at June 30, 2022	231,513.5	125,542.0
Acquisition of treasury stock(1)	(1,220.7)	—
Stock-based compensation	1,785.1	—
Balance at June 30, 2023	232,077.9	125,542.0
Acquisition of treasury stock(1)	(316.5)	—
Stock-based compensation	1,385.2	—
Balance at June 30, 2024	233,146.6	125,542.0
(1)In fiscal 2022 and 2023, these amounts represent shares repurchased under our authorized share repurchase program, as well as shares repurchased to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements. In fiscal 2024, these amounts represent shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2024, the remaining authorized share repurchase balance was 25.1 million shares.
Beginning in December 2022, the Company suspended the repurchase of shares of our Class A Common Stock. The Company may resume repurchases in the future.

The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2024:

Date Declared	Record Date	Payable Date	Amount per Share
August 17, 2023	August 31, 2023	September 15, 2023	$.66
October 31, 2023	November 30, 2023	December 15, 2023	$.66
February 2, 2024	February 29, 2024	March 15, 2024	$.66
April 30, 2024	May 31, 2024	June 17, 2024	$.66

On August 16, 2024, a dividend was declared in the amount of $.66 per share on the Company's Class A and Class B Common Stock. The dividend is payable in cash on September 16, 2024 to stockholders of record at the close of business on August 30, 2024.

NOTE 19 – STOCK PROGRAMS

As of June 30, 2024, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of approximately 88.8 million shares of Class A Common Stock, which consist of shares originally provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees and non-employee directors of the Company. As of June 30, 2024, approximately 7.1 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units (“PVUs”), and share units.
Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30
(In millions)	2024	2023	2022
Compensation expense(1)	$325	$267	$331
Income tax benefit	$58	$52	$51

(1)Excludes compensation expense relating to liability-classified awards, including DECIEM stock options discussed below.

As of June 30, 2024, the total unrecognized compensation cost related to unvested stock-based awards was $208 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following is a summary of the status of the Company’s stock options as of June 30, 2024 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2023	7,497.1	$184.41
Granted at fair value	1,780.6	155.92
Exercised	(480.7)	81.57
Expired	(161.3)	240.00
Forfeited	(140.0)	199.73
Outstanding at June 30, 2024	8,495.7	182.95	$32	6.0

Vested and expected to vest at June 30, 2024	8,415.7	182.95	$32	6.0

Exercisable at June 30, 2024	5,842.7	175.76	$32	5.0

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30
(In millions, except per share data)	2024	2023	2022
Per-share weighted-average grant date fair value of stock options granted	$52.83	$79.09	$85.56
Intrinsic value of stock options exercised	$31	$93	$276

The fair value of each of the Company's option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30
	2024	2023	2022
Weighted-average expected stock-price volatility	33.8%	30.8%	27.3%
Weighted-average expected option life	6 years	6 years	6 years
Average risk-free interest rate	4.3%	3.4%	0.9%
Average dividend yield	1.5%	0.8%	0.7%

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company granted RSUs in respect of approximately 1.6 million shares of Class A Common Stock during fiscal 2024 with a weighted-average grant date fair value per share of $155.82 that, at the time of grant, are scheduled to vest as follows: 0.6 million in fiscal 2025, 0.6 million in fiscal 2026 and 0.4 million in fiscal 2027. Vesting of RSUs granted is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s RSUs as of June 30, 2024 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2023	1,789.9	$265.04
Granted	1,606.1	155.82
Dividend equivalents	45.0	200.19
Vested(1)	(849.7)	262.76
Forfeited	(148.8)	201.52
Nonvested at June 30, 2024	2,442.5	196.69
1) The total fair value of RSUs vested during fiscal 2024, 2023 and 2022 was $91.6 million, $155.5 million, and $307.4 million, respectively.

Performance Share Units
During fiscal 2024, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $156.39, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2026, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
In August 2023, less than 0.1 million shares of the Company’s Class A Common Stock were issued, and related accrued dividends were paid, relative to the target goals set at the time of the issuance, in settlement of 0.2 million PSUs with a performance period ended June 30, 2023.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the status of the Company’s PSUs as of June 30, 2024 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2023	365.2	$260.90
Granted	164.5	156.39
Vested and issued(1)	(44.8)	218.12
Forfeited	(111.0)	217.85
Nonvested at June 30, 2024	373.9	232.83

(1) The total fair value of PSUs vested and issued during fiscal 2024, 2023 and 2022 was $7.3 million, $66.6 million, and $108.9 million, respectively.

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
The following is a summary of the status of the Company’s share units as of June 30, 2024 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2023	112.7	$87.84
Granted	8.7	123.81
Dividend equivalents	2.2	139.11
Converted (1)	(10.0)	105.78
Outstanding at June 30, 2024	113.6	90.02
(1) The total intrinsic value of share units converted during fiscal 2024, 2023 and 2022 was $1.5 million, $4.1 million, and $8.5 million, respectively.

Cash Units

Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $13 million, $8 million and $5 million as compensation income to reflect additional deferrals and the change in the market value for fiscal 2024, 2023 and 2022, respectively.

DECIEM Stock Options

As a result of the fiscal 2021 acquisition of additional shares of DECIEM, the Company had a stock option plan relating to its majority-owned subsidiary DECIEM (“DECIEM Stock Option Plan”). The DECIEM stock options were issued in replacement of and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM. The DECIEM stock options were subject to the terms and conditions of the DECIEM 2021 Stock Option Plan. In connection with the purchase of the remaining interest in DECIEM, all DECIEM stock options were exercised in the fiscal 2024 fourth quarter, resulting in the settlement of the stock option liability reducing the balance to zero as of June 30, 2024. The DECIEM stock options were reported as a stock option liability of $99 million in Other accrued liabilities in the accompanying consolidated balance sheets at June 30, 2023.

The DECIEM stock options were liability-classified awards as they were expected to be settled in cash and were remeasured to fair value at each reporting date through date of settlement, with a corresponding charge to compensation expense. Total stock-based compensation expense is attributable to the exchange or replacement of and the remaining requisite service period of stock options. The total stock option expense (income), net of foreign currency remeasurements, for the year ended June 30, 2024, 2023 and 2022 was $13 million, $22 million and $(55) million, respectively, and as a result of the settlement of the stock option liability in the fourth quarter of fiscal 2024, the Company also incurred $10 million in employer-related payroll taxes. There is no related income tax benefit on the DECIEM stock-based compensation expense.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of the DECIEM stock option program as of June 30, 2024 and changes during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share
Outstanding at June 30, 2023	94.1	$58.48
Granted at fair value	—	—
Exercised	94.1	56.65
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2024	—	—

Stock options granted to individuals under the DECIEM 2021 Stock Option Plan had a per-share weighted average grant date fair value of $1,557. There were no options granted during fiscal 2024, 2023 and 2022. Stock options granted vested between two to seven tranches over a service period of up to two years and all post-combination options were fully vested as of June 30, 2023. The total fair value of vested awards during fiscal 2023 and 2022 was not material. The Company attributed the value of option awards under the DECIEM Stock Option Plan on a graded vesting basis where awards vested at specified rates over a specified period. During fiscal 2024, all the DECIEM stock options were exercised and the intrinsic value of the stock options exercised was $114 million, which represented the cash paid to settle the DECIEM stock option liability.

The DECIEM stock option liability as of June 30, 2023 and June 30, 2022 was measured using the Monte Carlo Method, which required certain significant assumptions including the starting equity value, revenue growth rates and EBITDA assumptions. Significant changes in the projected future operating results would have resulted in a higher or lower fair value measurement. Changes to the discount rates or volatilities would have had a lesser effect. These inputs were categorized as Level 3 of the valuation hierarchy. The following key assumptions were also used in the Monte Carlo Method:

	June 30, 2023	June 30, 2022
Risk-free rate	4.90%	3.20%
Term to mid of last twelve-month period	0.46 years	1.42 years
Operating leverage adjustment	0.45	0.45
Net sales discount rate	7.80%	6.00%
EBITDA discount rate	11.30%	9.40%
EBITDA volatility	32.00%	33.90%
Net sales volatility	14.40%	15.30%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 – CHANGES IN OWNERSHIP INTEREST ON NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

The following table summarizes the effects of changes in ownership of redeemable noncontrolling interest and noncontrolling interests on the Company's equity:

	Year Ended June 30
	2024	2023	2022
Net earnings attributable to The Estée Lauder Companies Inc.	$390	$1,006	$2,390
Transfers from redeemable noncontrolling interest:
Increase in paid-in capital as a result of the purchase of shares from redeemable noncontrolling interest	162	—	—
Transfers from noncontrolling interests:
Decrease in paid-in capital as a result of the purchase of shares from noncontrolling interests	—	—	(19)
Total effect of changes in ownership interest on equity attributable to The Estée Lauder Companies Inc.	$552	$1,006	$2,371
NOTE 21 – NET EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30
(In millions, except per share data)	2024	2023	2022
Numerator:
Net earnings attributable to The Estée Lauder Companies Inc.	$390	$1,006	$2,390

Denominator:
Weighted-average common shares outstanding – Basic	359.0	357.9	360.0
Effect of dilutive stock options	0.9	2.3	3.7
Effect of PSUs	0.2	0.1	0.2
Effect of RSUs	0.7	0.6	1.0
Weighted-average common shares outstanding – Diluted	360.8	360.9	364.9

Net earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$1.09	$2.81	$6.64
Diluted	$1.08	$2.79	$6.55

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Year Ended June 30
(In millions)	2024	2023	2022
Stock options	5.9	2.4	0.9
RSUs and PSUs	0.4	0.1	0.1
As of June 30, 2024, 2023 and 2022, 0.4 million shares, 0.4 million shares and 0.7 million shares at target, respectively, of Class A Common Stock underlying PSUs have been excluded from the calculation of diluted EPS because the number of shares ultimately issued is contingent on the achievement of certain performance targets of the Company, as discussed in Note 19 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30
(In millions)	2024	2023	2022
Net derivative instruments, beginning of year	$44	$68	$(2)
Gain on derivative instruments (1)	79	48	93
Provision for income taxes	(18)	(11)	(21)
Reclassification to earnings during the year:
Foreign currency forward contracts (2)	(50)	(71)	(3)
Interest rate-related derivatives (3)	—	1	1
Cross-currency swap contracts (1)(4)	(19)	(9)	—
Benefit for income taxes on reclassification (5)	16	18	—
Net derivative instruments, end of year	52	44	68

Net pension and post-retirement adjustments, beginning of year	(177)	(114)	(179)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	(27)	(79)	71
Prior service credit recognized	25	—	(1)
Translation adjustments	1	(1)	—
Benefit (provision) for income taxes	—	17	(18)
Amortization and settlements included in net periodic benefit cost (6):
Net actuarial gains (losses)	(4)	—	18
Net prior service cost	(3)	(1)	(1)
Settlements	—	1	—
Benefit (provision) for income taxes on reclassification (5)	2	—	(4)
Net pension and post-retirement adjustments, end of year	(183)	(177)	(114)

Cumulative translation adjustments, beginning of year	(801)	(716)	(289)
Translation adjustments (7)	(129)	(112)	(409)
Purchase of shares from redeemable noncontrolling interest (8)	(73)	—	—
Benefit (provision) for income taxes	(6)	27	(18)
Cumulative translation adjustments, end of year	(1,009)	(801)	(716)

Accumulated other comprehensive loss	$(1,140)	$(934)	$(762)

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
(6)Reclassification adjustments for pension and post-retirement plans is recorded in Other components of net periodic benefit cost in the accompanying consolidated statements of earnings.
(7)See Note 13 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(8)Upon purchase of the remaining interest in DECIEM during the fourth quarter of fiscal 2024, the cumulative amount of translation adjustments were reallocated from redeemable noncontrolling interest back to the Company.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 23 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30
(In millions)	2024	2023	2022
Cash:
Cash paid during the year for interest	$359	$235	$163
Cash paid during the year for income taxes	$550	$665	$760

Non-cash investing and financing activities:
Capitalized interest and asset retirement obligations incurred	$5	$13	$6
Deferred consideration payable	$—	$300	$38
Property, plant and equipment accrued but unpaid	$42	$246	$106

NOTE 24 – SEGMENT DATA AND RELATED INFORMATION

Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. As a result of the similarities in the manufacturing, marketing and distribution processes for all of the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the Chief Executive. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. While the Company’s results of operations are also reviewed on a consolidated basis, the Chief Executive reviews data segmented on a basis that facilitates comparison to industry statistics. Accordingly, net sales, depreciation and amortization, and operating income are available with respect to the manufacture and distribution of skin care, makeup, fragrance, hair care and other products. These product categories meet the definition of operating segments and, accordingly, additional financial data are provided below. The other segment includes the sales and related results of ancillary products and services that do not fit the definition of skin care, makeup, fragrance and hair care, including royalty revenue associated with the license of the TOM FORD trademark as discussed in Note 15 - Revenue Recognition. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and operating income (loss) before charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the Company's product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.

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
During the fiscal 2024 second quarter, the Company identified and corrected prior-period misclassifications of net sales and operating income between certain of the Company’s product categories in its segment footnote. As a result, product category net sales and operating income have been adjusted from the amounts previously reported for the fiscal years ended June 30, 2023 and 2022, for comparability purposes. The misclassifications had no impact on the current-period or prior-period consolidated statements of earnings, consolidated statements of comprehensive income, consolidated balance sheets, or the consolidated statements of cash flows, and the Company determined that the impact on the Company’s current-period and previously issued financial statements for the respective periods was not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2024	2023	2022
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$7,908	$8,249	$9,902
Makeup	4,470	4,532	4,670
Fragrance	2,487	2,451	2,491
Hair Care	629	652	631
Other	115	53	47
	15,609	15,937	17,741
Returns associated with restructuring and other activities	(1)	(27)	(4)
Net sales	$15,608	$15,910	$17,737

Depreciation and amortization:
Skin Care	$418	$383	$404
Makeup	236	211	213
Fragrance	132	117	89
Hair Care	33	31	20
Other	6	2	1
	$825	$744	$727

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$735	$1,277	$2,776
Makeup	93	(21)	126
Fragrance	265	370	441
Hair Care	(52)	(36)	(28)
Other	53	4	(1)
	1,094	1,594	3,314
Reconciliation:
Charges associated with restructuring and other activities	(124)	(85)	(144)
Interest expense	(378)	(255)	(167)
Interest income and investment income, net	167	131	30
Other components of net periodic benefit cost	13	12	2
Other income, net	—	—	1
Earnings before income taxes	$772	$1,397	$3,036

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30
(In millions)	2024	2023	2022
GEOGRAPHIC DATA(1)
Net sales:
The Americas	$4,581	$4,518	$4,623
Europe, the Middle East & Africa	6,140	6,225	7,681
Asia/Pacific	4,888	5,194	5,437
	15,609	15,937	17,741
Returns associated with restructuring and other activities	(1)	(27)	(4)
Net sales	$15,608	$15,910	$17,737

Operating income (loss):
The Americas	$34	$(73)	$1,159
Europe, the Middle East & Africa	836	843	1,360
Asia/Pacific	224	824	795
	1,094	1,594	3,314
Charges associated with restructuring and other activities	(124)	(85)	(144)
Operating income	$970	$1,509	$3,170

Total assets:
The Americas	$13,985	$13,292	$10,989
Europe, the Middle East & Africa	4,310	5,985	5,781
Asia/Pacific	3,382	4,138	4,140
	$21,677	$23,415	$20,910

Long-lived assets(2):
The Americas	$2,524	$2,593	$2,609
Europe, the Middle East & Africa	1,224	1,202	1,133
Asia/Pacific	1,221	1,181	857
	$4,969	$4,976	$4,599

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

Net sales are predominantly attributed to a country within a geographic region based on the location of the customer. The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations, in fiscal 2024, 2023 and 2022 were $3,887 million, $3,848 million and $4,009 million, respectively. Net sales in mainland China, as well as net sales from travel retail locations, in fiscal 2024, 2023 and 2022 were approximately 26%, 28% and 34% of consolidated net sales, respectively. In fiscal 2024, 2023 and 2022, net sales in Korea, including net sales from travel retail locations, were approximately 8%, 10% and 11%, respectively, and no other country represented greater than 10% of the Company’s consolidated net sales.

The Company’s long-lived assets in the United States at June 30, 2024, 2023 and 2022 were $2,087 million, $2,136 million and $2,153 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the effect of the corrections for fiscal years ended June 30, 2023 and 2022.

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

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2024
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2024	$30	$7	$—	$11	(a)	$26
Year ended June 30, 2023	$27	$21	$—	$18	(a)	$30
Year ended June 30, 2022	$40	$5	$—	$18	(a)	$27
Deferred tax valuation allowance:
Year ended June 30, 2024	$200	$47	$—	$9		$238
Year ended June 30, 2023	$185	$36	$—	$21		$200
Year ended June 30, 2022	$168	$41	$—	$24		$185

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

4.8	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9
Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.10	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

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

4.14	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.15
Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.16	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.17
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.18	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

Exhibit Number	Description
4.19
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.21
Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23
Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.25
Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.27
Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.29
Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.31
Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.32	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.33
Officers’ Certificate, dated February 14, 2024, defining certain terms of the 5.000% Senior Notes due 2034 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2024) (SEC File No. 1-14064).*

4.34	Form of Global Note for the 5.000% Senior Notes due 2034 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on February 14, 2024) (SEC File No. 1-14064).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 30, 1996) (SEC File No. 1-14064).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 1997) (SEC File No. 1-14064).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on April 29, 1997) (SEC File No. 1-14064).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Annual Report on Form 10-K filed on September 18, 2000) (SEC File No. 1-14064).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 27, 2005) (SEC File No. 1-14064).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*

Exhibit Number	Description
10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

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

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.5a	Executive Annual Incentive Plan (filed as Exhibit 10.5a to our Annual Report on Form 10-K filed on August 18, 2023) (SEC File No. 1-14064).*†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.10	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2023) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Peter Jueptner (filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August18, 2023) (SEC File No. 1-14064).*†

10.13	Employment Agreement with Stéphane de La Faverie (SEC File No. 1-14064).†

10.13a	Employment Agreement with Akhil Shrivastava (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2024) (SEC File No. 1-14064).*†

10.14	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

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

Exhibit Number	Description
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

10.19d
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2012) (SEC File No. 1-14064).*†

10.19e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.19f
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
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.19i
Performance Share Unit Award Agreement with Fabrizio Freda (2018) under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2018) (SEC File No. 1-14064).*†

10.19j
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.19k
Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19l
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.19m
Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021 (SEC File No. 1-14064).*†

10.19n
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19o
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.19p
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.19q
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064). *†

10.20
$2.5 Billion Credit Facility, dated as of June 7, 2024 among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2024) (SEC File No. 1-14064).*

10.21
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.21a
Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*

10.22
Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23
Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23a
First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23b
Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23c
Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.23d
Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

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

10.25d	Fourth Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2024.†

10.26
License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

Exhibit Number	Description
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

19.1	The Estée Lauder Companies Inc. Insider Trading Policies.

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

97.1	The Estée Lauder Companies Inc. Incentive-Based Compensation Recovery Policy (2023 Clawback Policy).

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2024 is formatted in iXBRL
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.