Form 10-Q
period 2024-09-30
ESTEE LAUDER COMPANIES INC
filed 2024-10-31
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 24, 2024, 233,435,997 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30
(In millions, except per share data)	2024	2023

Net sales	$3,361	$3,518
Cost of sales	928	1,070

Gross profit	2,433	2,448

Operating expenses
Selling, general and administrative	2,298	2,349
Restructuring and other charges	97	1
Talcum litigation settlement agreements	159	—
Total operating expenses	2,554	2,350

Operating income (loss)	(121)	98

Interest expense	92	95
Interest income and investment income, net	35	41
Other components of net periodic benefit cost	2	(2)
Earnings (loss) before income taxes	(180)	46

Provision (benefit) for income taxes	(24)	10
Net earnings (loss)	(156)	36

Net earnings attributable to redeemable noncontrolling interest	—	(5)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(156)	$31

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share
Basic	$(.43)	$0.09
Diluted	$(.43)	$0.09

Weighted average common shares outstanding
Basic	359.6	358.4
Diluted	359.6	360.5
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30
(In millions)	2024	2023

Net earnings (loss)	$(156)	$36

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(57)	19
Cross-currency swap contract gain	12	—
Retirement plan and other retiree benefit adjustments	2	(1)
Translation adjustments	108	(120)
Benefit (provision) for income taxes on components of other comprehensive income	18	(38)
Total other comprehensive income (loss), net of tax	83	(140)
Comprehensive loss	(73)	(104)

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net earnings	—	(5)
Translation adjustments	—	11
Total comprehensive loss attributable to redeemable noncontrolling interest	—	6
Comprehensive loss attributable to The Estée Lauder Companies Inc.	$(73)	$(98)
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	September 30 2024	June 30 2024

ASSETS
Current assets
Cash and cash equivalents	$2,350	$3,395
Accounts receivable, net	1,977	1,727
Inventory and promotional merchandise	2,255	2,175
Prepaid expenses and other current assets	633	625
Total current assets	7,215	7,922

Property, plant and equipment, net	3,233	3,136

Other assets
Operating lease right-of-use assets	1,973	1,833
Goodwill	2,162	2,143
Other intangible assets, net	5,207	5,183
Other assets	1,527	1,460
Total other assets	10,869	10,619
Total assets	$21,317	$21,677

LIABILITIES AND EQUITY
Current liabilities
Current debt	$504	$504
Accounts payable	1,135	1,440
Operating lease liabilities	393	354
Other accrued liabilities	3,454	3,404
Total current liabilities	5,486	5,702

Noncurrent liabilities
Long-term debt	7,311	7,267
Long-term operating lease liabilities	1,802	1,701
Other noncurrent liabilities	1,634	1,693
Total noncurrent liabilities	10,747	10,661

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2024 and June 30, 2024; shares issued: 471,407,641 at September 30, 2024 and 471,018,569 at June 30, 2024; Class B shares authorized: 304,000,000 at September 30, 2024 and June 30, 2024; shares issued and outstanding: 125,542,029 at September 30, 2024 and June 30, 2024	6	6
Paid-in capital	6,778	6,685
Retained earnings	13,031	13,427
Accumulated other comprehensive loss	(1,057)	(1,140)
	18,758	18,978
Less: Treasury stock, at cost; 237,972,181 Class A shares at September 30, 2024 and 237,871,995 Class A shares at June 30, 2024	(13,674)	(13,664)
Total equity	5,084	5,314
Total liabilities and equity	$21,317	$21,677
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30
(In millions)	2024	2023

Cash flows from operating activities
Net earnings (loss)	$(156)	$36
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	208	203
Deferred income taxes	(79)	(57)
Non-cash stock-based compensation	74	80
Net loss on disposal of property, plant and equipment	1	1
Non-cash restructuring and other charges	11	2
Pension and post-retirement benefit expense	18	13
Pension and post-retirement benefit contributions	(32)	(54)
Other non-cash items	1	7
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(219)	(477)
Decrease (increase) in inventory and promotional merchandise	(10)	62
Increase in other assets, net	(47)	(17)
Decrease in accounts payable	(337)	(255)
Increase (decrease) in other accrued and noncurrent liabilities	(100)	51
Decrease in operating lease assets and liabilities, net	(3)	(3)
Net cash flows used for operating activities	(670)	(408)

Cash flows from investing activities
Capital expenditures	(141)	(295)
Purchases of investments	(1)	—
Settlement of net investment hedges	(18)	—
Net cash flows used for investing activities	(160)	(295)

Cash flows from financing activities
Repayments of current debt, net	—	(1)
Repayments and redemptions of long-term debt	(1)	(3)
Net proceeds from stock-based compensation transactions	15	15
Payments to acquire treasury stock	(10)	(3)
Settlement of cross-currency swaps	10	9
Dividends paid to stockholders	(240)	(236)
Net cash flows used for financing activities	(226)	(219)

Effect of exchange rate changes on Cash and cash equivalents	11	(17)
Net decrease in Cash and cash equivalents	(1,045)	(939)
Cash and cash equivalents at beginning of period	3,395	4,029
Cash and cash equivalents at end of period	$2,350	$3,090
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $115 million and $(143) million, net of tax, during the three months ended September 30, 2024 and 2023, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

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

The accompanying consolidated statements of earnings (loss) include net exchange gains on foreign currency transactions of $19 million and $16 million during the three months ended September 30, 2024 and 2023, respectively.

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

The Company’s largest customer during the first quarter of fiscal 2025 sells products primarily within the United States and accounted for $200 million, or 10%, and $78 million, or 4%, of the Company's accounts receivable at September 30, 2024 and June 30, 2024, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	September 30, 2024	June 30, 2024
Raw materials	$673	$696
Work in process	272	308
Finished goods	1,025	903
Promotional merchandise	285	268
	$2,255	$2,175

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	September 30, 2024	June 30, 2024
Assets (Useful Life)
Land and improvements(1)	$76	$68
Buildings and improvements (10 to 40 years)	1,028	929
Machinery and equipment (3 to 20 years)	1,339	1,253
Computer hardware and software (4 to 10 years)	1,932	1,861
Furniture and fixtures (5 to 10 years)	141	137
Leasehold improvements	2,504	2,418
Construction in progress	470	500
	7,490	7,166
Less accumulated depreciation and amortization	(4,257)	(4,030)
	$3,233	$3,136
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $168 million and $162 million during the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The effective rate for income taxes was 13.3% and 21.7% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate of 840 basis points was primarily attributable to the impact of the discrete treatment of the charge associated with the talcum litigation settlement agreements (See Note 8 - Commitments and Contingencies for further discussion) and charges associated with restructuring and other activities recorded in the first quarter of fiscal 2025. The loss before income taxes in the first quarter of fiscal 2025 increased the impact of these discrete items on the effective tax rate.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax did not have an impact on the Company's consolidated financial statements for the three months ended September 30, 2024 and 2023.

On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner. The decision related to the Tax Cuts and Jobs Act deduction for certain deemed foreign dividends otherwise subject to the Transition Tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, the Company intends to timely file a protective refund claim with the U.S. Internal Revenue Service in fiscal 2025 claiming a Transition Tax payable reduction of approximately $73 million. Although the Company has accrued the $73 million estimated tax benefit in the provision for income taxes and reduced the Transition Tax payable in the fiscal 2025 first quarter by $73 million, at this time the Company believes it is more-likely-than-not that the intended Transition Tax payable reduction claim will not be sustained. As such, in the fiscal 2025 first quarter the Company has correspondingly increased the provision for income taxes for the estimated $73 million tax benefit to establish an uncertain tax position reserve accrual for the estimated $73 million Transition Tax at issue. As a result, there was no net impact from this development in the provision for income taxes and accompanying consolidated statement of earnings (loss) for the three months ended September 30, 2024. In the accompanying consolidated balance sheet as of September 30, 2024, the $73 million Transition Tax payable reduction and offsetting $73 million uncertain tax position reserve accrual are included in Other noncurrent liabilities.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the three months ended September 30, 2024 and was not material. We are continuing to monitor and evaluate the potential impact of newly enacted legislation incorporating the global minimum tax in additional countries.
As of September 30, 2024 and June 30, 2024, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $138 million and $65 million, respectively. The total amount of unrecognized tax benefits at September 30, 2024 that, if recognized, would affect the effective tax rate was $128 million. The significant increase in the gross amount of unrecognized tax benefits as of September 30, 2024 as compared to June 30, 2024 was attributable to having established an uncertain tax position reserve accrual for the Transition Tax payable reduction position determined in the fiscal 2025 first quarter based on the August 26, 2024 U.S. Tax Court decision in Varian Medical Systems v. Commissioner, as discussed above. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2024 in the accompanying consolidated statements of earnings (loss) was $2 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2024 and June 30, 2024, was $19 million and $17 million, respectively. On the basis of the information available as of September 30, 2024, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

At September 30, 2024 and June 30, 2024, total Other assets of $1,527 million and $1,460 million included $1,107 million and $1,018 million of deferred tax assets, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outstanding obligations confirmed as valid totaling $58 million as of September 30, 2024 and June 30, 2024, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	September 30, 2024	June 30, 2024
Advertising, merchandising and sampling	$298	$276
Employee compensation	442	576
Accrued sales incentives	397	426
Deferred revenue	338	327
Payroll and other non-income taxes	356	333
Accrued income taxes	182	335
Other	1,441	1,131
	$3,454	$3,404

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

Recently Issued Accounting Standards

FASB ASU No. 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued authoritative guidance to improve reportable segment disclosure requirements. Companies are required to disclose significant segment expenses by reportable segment if they are regularly provided to the chief operating decision maker (CODM). Companies are also required to disclose other segment items by reportable segment. The guidance clarifies that companies may disclose more than one measure of segment profit or loss used by the CODM, provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with U.S. GAAP measurement principles. All existing annual disclosures about segment profit or loss, as well as the new requirements, must now be provided on an interim basis. Additionally, on an annual basis, the CODM’s title and position is required, as well as an explanation of how the CODM uses the reported measure(s) and other disclosures. The guidance does not change how companies identify their operating segments, aggregate those operating segments, or apply the quantitative thresholds to determine their reportable segments.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FASB ASU No. 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued authoritative guidance to amend and enhance existing annual income tax disclosures primarily focusing on two reporting areas: (1) greater disaggregation of information in the effective tax rate reconciliations and (2) disclosure of income taxes paid, disaggregated by applicable jurisdiction.

Companies are required to use specific categories to prepare and disclose a tabular rate reconciliation (using both percentages and reporting currency amounts) of:
•the reported income tax expense (or benefit) from continuing operations and the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal income tax rate of the jurisdiction of domicile; and
•reconciling items within certain categories that are equal to or greater than a specified quantitative threshold, including the nature, effect, and underlying causes of the reconciling items and the judgment used in categorizing the reconciling items.

The guidance also requires companies to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions including individual jurisdictions with amounts paid equal to or greater than a specified quantitative threshold. The guidance also codifies existing SEC rules that require companies to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign as well as income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign jurisdictions.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2024
Goodwill	$1,612	$1,116	$253	$353	$3,334
Accumulated impairments	(429)	(732)	(30)	—	(1,191)
	1,183	384	223	353	2,143

Translation adjustments, goodwill	31	—	3	1	35
Translation adjustments, accumulated impairments	(16)	—	—	—	(16)
	15	—	3	1	19

Balance as of September 30, 2024
Goodwill	1,643	1,116	256	354	3,369
Accumulated impairments	(445)	(732)	(30)	—	(1,207)
	$1,198	$384	$226	$354	$2,162

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2024			June 30, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$2,025	$948	$1,077	$1,971	$895	$1,076
Non-amortizable intangible assets:
Trademarks			4,130			4,107
Total intangible assets			$5,207			$5,183

The aggregate amortization expense related to amortizable intangible assets was $36 million for the three months ended September 30, 2024 and 2023.

The estimated aggregate amortization expense for the remainder of fiscal 2025 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2025	2026	2027	2028	2029
Estimated aggregate amortization expense	$109	$145	$128	$103	$102

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Restructuring Program Component of the Profit Recovery and Growth Plan

As announced on November 1, 2023, the Company launched the Profit Recovery and Growth Plan ("PRGP") to help progressively rebuild its profit margins in fiscal years 2025 and 2026.

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

As a component of the PRGP, on February 5, 2024, the Company announced a two-year restructuring program ("Restructuring Program"). The Restructuring Program’s main focus includes the reorganization and rightsizing of certain areas of the Company as well as simplification and acceleration of processes. The Company committed to this course of action on February 1, 2024.

In connection with the Restructuring Program, as of September 30, 2024, the Company continues to estimate a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of its positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.
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

Restructuring Program Approvals

The Restructuring Program cumulative charges for initiatives approved by the Company during the three months ended September 30, 2024 and through October 25, 2024, were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative charges through June 30, 2024	$—	$—	$109	$78	$187
Three months ended September 30, 2024	1	9	83	20	113
October 1, 2024 - October 25, 2024	—	—	56	1	57
Cumulative charges through October 25, 2024	$1	$9	$248	$99	$357

Included in the above table, Restructuring Program cumulative restructuring charges for initiatives approved by the Company during the three months ended September 30, 2024 and through October 25, 2024, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative charges through June 30, 2024	$93	$7	$—	$9	$109
Three months ended September 30, 2024	81	—	—	2	83
October 1, 2024 - October 25, 2024	55	—	—	1	56
Cumulative charges through October 25, 2024	$229	$7	$—	$12	$248

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Specific actions taken since the Restructuring Program inception to reorganize and right-size certain areas of the Company to drive future sales growth and productivity to rebuild gross and operating margin profitability include:

•Value Chain Optimization – The Company approved initiatives to reduce spans and layers and right-size organizational capability within its supply chain and research and development functions. These actions will primarily result in employee severance through a net reduction in workforce, as well as costs to decommission and relocate activities, and asset write-offs.

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

•Digital Organization Transformation – The Company approved initiatives to begin to reorganize and right-size its technology functions, which support its internal enterprise and commercial capabilities, to create a leaner, faster, more effective and more agile technology organization. These activities will primarily result in employee severance through a net reduction in workforce.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through June 30, 2024	$—	$—	$92	$23	$115
Three months ended September 30, 2024	—	9	85	12	106
Cumulative charges through September 30, 2024	$—	$9	$177	$35	$221

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2024	$90	$2	$—	$—	$92
Three months ended September 30, 2024	82	2	—	1	85
Cumulative charges through September 30, 2024	$172	$4	$—	$1	$177
Changes in accrued restructuring charges from the Restructuring Program for the three months ended September 30, 2024 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2024	88	—	—	—	88
Charges	82	2	—	1	85
Cash payments	(7)	—	—	(1)	(8)
Non-cash asset write-offs	—	(2)	—	—	(2)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at September 30, 2024	161	—	$—	$—	$161

Accrued restructuring charges at September 30, 2024 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $92 million, $53 million, $15 million and $1 million for the remainder of fiscal 2025 and for fiscal 2026, 2027 and 2028, respectively.

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

Post-COVID Business Acceleration Program

The Company approved specific initiatives under the Post-COVID Business Acceleration Program (the “PCBA Program”) through fiscal 2022 and has substantially completed those initiatives. Additional information about the PCBA Program is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results. At September 30, 2024, the notional amount of derivatives not designated as hedging instruments was $4,026 million.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At September 30, 2024, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At September 30, 2024, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in Accumulated Other Comprehensive Loss ("AOCI").

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of September 30, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net gain (loss) on derivative instruments designated as fair value hedges in AOCI was $5 million and $(7) million as of September 30, 2024 and June 30, 2024, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of June 2026. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes time value in the effectiveness assessment. At September 30, 2024, the Company had cash flow hedges outstanding with a notional amount totaling $1,927 million.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of September 30, 2024, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $12 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $19 million and $75 million as of September 30, 2024 and June 30, 2024, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Time value is excluded from the effectiveness assessment and is recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of September 2025. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2024, the Company had net investment hedges outstanding with a notional amount totaling $1,351 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $64 million at September 30, 2024. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30, 2024	June 30, 2024	Balance Sheet Location	September 30, 2024	June 30, 2024
Derivatives Designated as Hedging Instruments:
Foreign currency cash flow hedges(2)	Prepaid expenses and other current assets; Other assets	$5	$34	Other accrued liabilities	$31	$4
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	39	80	Other accrued liabilities	—	—
Net investment hedges	Prepaid expenses and other current assets	1	15	Other accrued liabilities	30	—
Interest rate-related derivatives	Prepaid expenses and other current assets	—	—	Other accrued liabilities	104	145
Total Derivatives Designated as Hedging Instruments		45	129		165	149
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	19	19	Other accrued liabilities	23	17
Total derivatives		$64	$148		$188	$166

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency cash flow hedges at September 30, 2024 and June 30, 2024 is less than $1 million and $2 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.
(3)Included in the asset derivatives for the cross-currency swap contracts at September 30, 2024 and June 30, 2024 is approximately $26 million and $70 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30			Three Months Ended September 30
(In millions)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(47)	$28	Net sales	$10	$9
Interest rate-related derivatives	—	—	Interest expense	—	—
	(47)	28		10	9
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(64)	30		—	—
Total derivatives	$(111)	$58		$10	$9

(1)There is no amount reclassified into earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)During the three months ended September 30, 2024 and 2023, the gain recognized in earnings from net investment hedges related to the amount excluded from effectiveness testing was $7 million and $5 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30
(In millions)		2024	2023
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$(53)	$13
Interest rate swap contracts (2)	Interest expense	$41	$(29)

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing during the three months ended September 30, 2024 and 2023 was $4 million and $5 million, respectively.
(2)Changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2024	September 30, 2024
Long-term debt	$890	$(104)
Intercompany debt	$—	$34

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30
	2024			2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$3,361	$2,298	$92	$3,518	$2,349	$95
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(41)	N/A	N/A	29
Derivatives designated as hedging instruments	N/A	N/A	41	N/A	N/A	(29)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	53	N/A	N/A	(13)	N/A
Derivatives designated as hedging instruments	N/A	(53)	N/A	N/A	13	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI into earnings	N/A	N/A	—	N/A	N/A	—

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	10	N/A	N/A	9	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30
(In millions)		2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(50)	$5

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

	As of September 30, 2024			As of June 30, 2024
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$64	$(40)	$24	$148	$(49)	$99
Derivative liabilities	(188)	40	(148)	(166)	49	(117)
Total	$(124)	$—	$(124)	$(18)	$—	$(18)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$640	$—	$—	$640
Foreign currency forward contracts	—	25	—	25
Cross-currency swap contracts	—	39	—	39
Total	$640	$64	$—	$704

Liabilities:
Foreign currency forward contracts	$—	$84	$—	$84
Interest rate-related derivatives	—	104	—	104
Total	$—	$188	$—	$188

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,507	$—	$—	$1,507
Foreign currency forward contracts	—	68	—	68
Cross-currency swap contracts	—	80	—	80
Total	$1,507	$148	$—	$1,655

Liabilities:
Foreign currency forward contracts	$—	$21	$—	$21
Interest rate-related derivatives	—	145	—	145
Total	$—	$166	$—	$166

The estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2024		June 30, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,350	$2,350	$3,395	$3,395
Current and long-term debt	7,815	7,561	7,771	7,174
Deferred consideration payable	344	347	341	340

Derivatives
Cross-currency swap contracts - asset	39	39	80	80
Foreign currency forward contracts – asset (liability), net	(59)	(59)	47	47
Interest rate-related derivatives – liability	(104)	(104)	(145)	(145)

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

NOTE 6 – REVENUE RECOGNITION

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $31 million and $26 million as of September 30, 2024 and June 30, 2024, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	September 30, 2024
Balance at June 30, 2024	$14
Provision for expected credit losses	4
Write-offs, net & other	—
Balance at September 30, 2024	$18

The remaining balance of the allowance for doubtful accounts and customer deductions of $13 million and $12 million as of September 30, 2024 and June 30, 2024, respectively, relates to non-credit losses, which are primarily due to customer deductions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended September 30
(In millions)	2024	2023
Deferred revenue, beginning of period	$560	$572
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(148)	(152)
Revenue deferred during the period	154	168
Other	1	(7)
Deferred revenue, end of period	$567	$581

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2024, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $338 million. The remaining balance of deferred revenue at September 30, 2024 will be recognized beyond the next twelve months, of which $220 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

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

The components of net periodic benefit cost for the three months ended September 30, 2024 and 2023 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023
Service cost	$9	$9	$7	$6	$—	$—
Interest cost	13	12	5	5	2	2
Expected return on plan assets	(13)	(14)	(7)	(6)	—	—
Amortization of:
Actuarial loss (gain)	5	1	(1)	(2)	—	—
Prior service cost	—	—	—	—	(2)	—
Net periodic benefit cost	$14	$8	$4	$3	$—	$2

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30, 2024	June 30, 2024
Other assets	$132	$125
Other accrued liabilities	(44)	(44)
Other noncurrent liabilities	(327)	(339)
Funded status	(239)	(258)
Accumulated other comprehensive loss	241	243
Net amount recognized	$2	$(15)

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

The Company establishes accruals for loss contingencies when it has determined that a loss is probable and that the amount of loss, or range of loss, can be reasonably estimated. Amounts accrued for legal contingencies often result from a complex series of judgments about future events and uncertainties that rely on estimates and assumptions including timing of related payments. Any such accruals are adjusted thereafter as appropriate to reflect changes in circumstances. The Company also determines estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when it has determined that a loss is reasonably possible, and it is able to determine such estimates. Legal defense costs are recognized as incurred when the legal services are provided.

Reasonably possible losses in addition to the amounts accrued for such litigation and legal proceedings are not expected to be material to the Company’s consolidated financial statements (refer below for the Company’s Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters and related assessment of these loss contingencies).

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024, it is not probable or reasonably possible that we will incur material losses as a result of the securities class action and derivative matters.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of September 30, 2024, there were 151 individual cases (including cases that were settled in subsequent talcum litigation settlement agreements described below) pending against the Company in state and federal courts throughout the United States, as compared to 273 cases as of June 30, 2024. During the three months ended September 30, 2024, 35 new cases were filed and 157 cases were resolved by settlement or voluntary dismissal (including pursuant to the cases that were settled in subsequent talcum litigation settlement agreements described below).

Due to the rising number of cases against the Company, as well as the evolving litigation landscape, there is an expectation that claims may increase in the future. In order to mitigate our future exposure, from the end of August 2024 through October 2024, the Company reached agreements with certain plaintiff law firms (collectively, the “talcum litigation settlement agreements”) for: (i) the resolution of over 200 pending cosmetic talcum powder matters handled by those firms as well as (ii) a process for resolving potential future cosmetic talcum powder claims expected to be brought on behalf of plaintiffs by those firms from January 1, 2025 through December 31, 2029, with annual capped amounts per year for each participating law firm.

To account for the talcum litigation settlement agreements, the Company recorded a charge of $159 million for the three months ended September 30, 2024 for the amount agreed to settle these current and potential future claims (amounts recorded for potential future claims is based on the best estimate of the probable loss and a reasonably possible loss beyond the amounts recorded is not expected to be material). As of September 30, 2024, $63 million is recorded in Other accrued liabilities and $101 million is recorded in Other noncurrent liabilities in the accompanying consolidated balance sheet related to the talcum litigation settlement agreements (inclusive of accruals recorded in prior periods for any cases settled under these agreements).

There are and could be other plaintiff law firms outside of those included in the talcum litigation settlement agreements that bring claims against the Company. The value of other settlements outside of the talcum litigation settlement agreements, either individually or in the aggregate, for the three months ended September 30, 2024 and 2023 was not material. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining filed cases, we record an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of cases we have resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts recorded during the three months ended September 30, 2024 for such litigation, outside of the talcum litigation settlement agreements, are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.

The Company believes that a portion of its costs incurred in defending and resolving these claims may be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions and policy limits.

NOTE 9 – STOCK PROGRAMS

Additional information relating to the Company's stock programs are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $74 million and $80 million for the three months ended September 30, 2024 and 2023, respectively.

Stock Options

During the three months ended September 30, 2024, the Company granted stock options in respect of approximately 0.8 million shares of Class A Common Stock with a weighted average exercise price per share of $92.87 and a weighted average grant date fair value per share of $29.53. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

During the three months ended September 30, 2024, the Company granted RSUs in respect of approximately 3.2 million shares of Class A Common Stock with a weighted average grant date fair value per share of $92.71 that, at the time of grant, are scheduled to vest at 1.2 million, 1.1 million, and 0.9 million shares per year, in fiscal 2026, fiscal 2027 and fiscal 2028, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the three months ended September 30, 2024, the Company granted PSUs with a target payout of approximately 0.3 million shares of Class A Common Stock with a grant date fair value per share of $92.87, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2027, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
For the PSUs with a performance period ended June 30, 2024, the target goals set at the time of issuance were not achieved, resulting in no shares of the Company’s Class A Common Stock issued related to these awards.

Long-term Performance Share Units

On September 3, 2024, the Company issued 195,940 shares of the Company’s Class A Common Stock to its Chief Executive Officer in accordance with the terms of PSUs granted in February 2018. The total fair value of PSUs issued during the three months ended September 30, 2024 was $18 million.

NOTE 10 – NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30
(In millions, except per share data)	2024	2023
Numerator:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(156)	$31

Denominator:
Weighted average common shares outstanding – Basic	359.6	358.4
Effect of dilutive stock options(1)	—	1.3
Effect of PSUs(1)	—	0.1
Effect of RSUs(1)	—	0.7
Weighted average common shares outstanding – Diluted	359.6	360.5

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$(.43)	$.09
Diluted	$(.43)	$.09
(1)For the three months ended September 30, 2024, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30
(In millions)	2024	2023
Stock options	7.6	4.8
RSUs and PSUs	1.2	0.1

As of September 30, 2024 and 2023, 0.6 million and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended September 30
(In millions, except per share data)	2024	2023
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	6,685	6,153
Common stock dividends	3	2
Stock-based compensation	90	94
Paid-in capital, end of the period	6,778	6,249

Retained earnings, beginning of the period	13,427	13,991
Common stock dividends	(240)	(238)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	(156)	31
Retained earnings, end of the period	13,031	13,784

Accumulated other comprehensive loss, beginning of the period	(1,140)	(934)
Other comprehensive earnings (loss) attributable to The Estée Lauder Companies Inc.	83	(129)
Accumulated other comprehensive loss, end of the period	(1,057)	(1,063)

Treasury stock, beginning of the period	(13,664)	(13,631)
Stock-based compensation	(10)	(3)
Treasury stock, end of the period	(13,674)	(13,634)

Total equity	$5,084	$5,342

Redeemable noncontrolling interest, beginning of the period	$—	$832
Net earnings attributable to redeemable noncontrolling interest	—	5
Translation adjustments	—	(11)
Redeemable noncontrolling interest, end of the period	$—	$826

Cash dividends declared per common share	$.66	$.66

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2024:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2024	August 30, 2024	September 16, 2024	$.66

On October 30, 2024, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 16, 2024 to stockholders of record at the close of business on November 29, 2024.

Common Stock
Beginning in December 2022, we suspended the repurchase of shares of our Class A Common Stock under our publicly announced program. We may resume repurchases in the future.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the three months ended September 30, 2024:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts (2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2024	$57	$(5)	$(183)	$(1,009)		$(1,140)
OCI before reclassifications (3)	(36)	12	—	115	(1)	91
Amounts reclassified to Net loss	(7)	(3)	2	—		(8)
Net current-period OCI	(43)	9	2	115		83
Balance at September 30, 2024	$14	$4	$(181)	$(894)		$(1,057)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(3)The tax provision (benefit) included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts and Translation Adjustments are $(11) million, $4 million, and $(7) million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2024 and 2023:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended September 30
(In millions)	2024	2023
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$10	$9	Net sales
Provision for income taxes	(3)	(2)	Provision (benefit) for income taxes
	7	7	Net earnings (loss)

Cross-Currency Swap Contracts
Gain on cross-currency swap contracts	4	5	Selling, general and administrative
Provision for income taxes	(1)	(1)	Provision (benefit) for income taxes
	3	4	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	2	—	Other components of net periodic benefit cost
Amortization of actuarial gain	(4)	1	Other components of net periodic benefit cost
	(2)	1	Other components of net periodic benefit cost
Provision for income taxes	—	—	Provision (benefit) for income taxes
	(2)	1	Net earnings (loss)

Total reclassification adjustments, net	$8	$12	Net earnings (loss)

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2024 and 2023 is as follows:

(In millions)	2024	2023
Cash:
Cash paid during the period for interest	$63	$58
Cash paid during the period for income taxes	$195	$131

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$26	$82
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$210	$111

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – SEGMENT DATA AND RELATED INFORMATION
Reportable operating segments include components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (the “Chief Executive”) in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, management also evaluates performance on a product category basis. Product category performance is measured based upon net sales before returns associated with restructuring and other activities, and operating income (loss) before charges associated with restructuring and other activities. Returns and charges associated with restructuring and other activities are not allocated to the Company's product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance, and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.
The accounting policies for the Company’s reportable segments are substantially the same as those for the consolidated financial statements, as described in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the Chief Executive or included herein. There has been no significant variance in the total or long-lived asset values associated with the Company’s segment data since June 30, 2024.
During the fiscal 2024 second quarter, the Company identified and corrected prior-period misclassifications of net sales and operating income between certain of the Company’s product categories in its segment footnote. As a result, product category net sales and operating income have been adjusted from the amounts previously reported for the three months ended September 30, 2023, for comparability purposes. The misclassifications had no impact on the prior-period consolidated statements of earnings, consolidated statements of comprehensive income, consolidated balance sheets, or the consolidated statements of cash flows, and the Company determined that the impact on the Company’s previously issued financial statements for the respective period was not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30
(In millions)	2024	2023
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,529	$1,640
Makeup	1,038	1,062
Fragrance	630	636
Hair Care	139	148
Other	25	32
	3,361	3,518
Returns associated with restructuring and other activities	—	—
Net sales	$3,361	$3,518

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$117	$37
Makeup	(185)	(40)
Fragrance	60	107
Hair Care	(18)	(22)
Other	11	18
	(15)	100
Reconciliation:
Charges associated with restructuring and other activities	(106)	(2)
Interest expense	(92)	(95)
Interest income and investment income, net	35	41
Other components of net periodic benefit cost	(2)	2
Earnings (loss) before income taxes	$(180)	$46

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,187	$1,208
Europe, the Middle East & Africa	1,230	1,252
Asia/Pacific	944	1,058
	3,361	3,518
Returns associated with restructuring and other activities	—	—
Net sales	$3,361	$3,518

Operating income (loss):
The Americas	$(168)	$(182)
Europe, the Middle East & Africa	90	144
Asia/Pacific	63	138
	(15)	100
Charges associated with restructuring and other activities	(106)	(2)
Operating income (loss)	$(121)	$98

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the effect of the corrections for the three months ended September 30, 2023.

	Three Months Ended September 30, 2023
(In millions)	As Previously Reported	Adjustments	As Adjusted
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,638	$2	$1,640
Makeup	1,063	(1)	1,062
Fragrance	637	(1)	636
Hair Care	148	—	148
Other	32	—	32
	3,518	—	3,518
Returns associated with restructuring and other activities	—	—	—
Net sales	$3,518	$—	$3,518

Operating income (loss):
Skin Care	$35	$2	$37
Makeup	(39)	(1)	(40)
Fragrance	108	(1)	107
Hair Care	(22)	—	(22)
Other	18	—	18
	100	—	100
Charges associated with restructuring and other activities	(2)	—	(2)
Operating income	$98	$—	$98

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three months ended September 30, 2024 and 2023, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category. During the fiscal 2024 second quarter, we identified and corrected misclassifications of net sales and operating income between certain of our product categories in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended September 30, 2023. See Note 13 – Segment Data and Related Information for additional details.

	Three Months Ended September 30
(In millions)	2024	2023
NET SALES
By Product Category:
Skin Care	$1,529	$1,640
Makeup	1,038	1,062
Fragrance	630	636
Hair Care	139	148
Other	25	32
	3,361	3,518
Returns associated with restructuring and other activities	—	—
Net sales	$3,361	$3,518

By Region(1):
The Americas	$1,187	$1,208
Europe, the Middle East & Africa	1,230	1,252
Asia/Pacific	944	1,058
	3,361	3,518
Returns associated with restructuring and other activities	—	—
Net sales	$3,361	$3,518

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$117	$37
Makeup	(185)	(40)
Fragrance	60	107
Hair Care	(18)	(22)
Other	11	18
	(15)	100
Charges associated with restructuring and other activities	(106)	(2)
Operating income (loss)	$(121)	$98

By Region(1):
The Americas	$(168)	$(182)
Europe, the Middle East & Africa	90	144
Asia/Pacific	63	138
	(15)	100
Charges associated with restructuring and other activities	(106)	(2)
Operating income (loss)	$(121)	$98

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings (loss) data as a percentage of net sales:

	Three Months Ended September 30
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	27.6	30.4
Gross profit	72.4	69.6

Operating expenses:
Selling, general and administrative	68.4	66.8
Restructuring and other charges	2.9	—
Talcum litigation settlement agreements	4.7	—
Total operating expenses	76.0	66.8

Operating income (loss)	(3.6)	2.8
Interest expense	2.7	2.7
Interest income and investment income, net	1.0	1.2
Other components of net periodic benefit cost	0.1	(0.1)

Earnings (loss) before income taxes	(5.4)	1.3
Provision (benefit) for income taxes	(0.7)	0.3

Net earnings (loss)	(4.6)	1.0
Net earnings attributable to redeemable noncontrolling interest	—	(0.1)

Net earnings (loss) attributable to The Estée Lauder Companies Inc.	(4.6)%	0.9%

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

THE ESTÉE LAUDER COMPANIES INC.
Non-GAAP Financial Measures

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period-to-period helps investors and others compare operating performance between periods. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. See Reconciliations of Non-GAAP Financial Measures beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

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

Overview

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. We also leverage consumer analytics and insights by deploying our brands to grow sales and pursue profitable opportunities. These analytics and insights, combined with our creativity, inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products with the aim of competing effectively for a greater share of a consumer's beauty routine. Elements of our strategy are described below, as well as in the Overview on page 31 of our Annual Report on Form 10-K for the year ended June 30, 2024.

•Our skin care net sales decreased 7% for the three months ended September 30, 2024, primarily driven by lower net sales from La Mer and Estée Lauder. Net sales from La Mer decreased, primarily driven by lower net sales in our Asia travel retail business, due to lower replenishment orders reflecting (i) the challenging retail environment, including worsened consumer sentiment in China, (ii) travelers diverting spending towards experiences, which continued to dampen conversion for beauty products and (iii) inventory pressure given the further retail market deceleration. The decrease in net sales from Estée Lauder was primarily driven by lower net sales in mainland China, reflecting the impacts from further softening in overall prestige beauty in mainland China, due in large part to worsened consumer sentiment.

•Our makeup net sales decreased 2% for the three months ended September 30, 2024, primarily reflecting lower net sales from M·A·C, and to a lesser extent, Too Faced and Smashbox. The decrease in net sales from M·A·C was primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales, resulting in lower replenishment orders, and lower net sales in the Middle East reflecting ongoing business disruption. Partially offsetting the decrease in makeup net sales was higher net sales from Clinique and, to a lesser extent, Estée Lauder.

•Our fragrance net sales decreased 1% for the three months ended September 30, 2024, reflecting lower net sales from TOM FORD, Clinique, and Estée Lauder. Net sales from TOM FORD decreased, primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales, resulting in lower replenishment orders. The decrease in net sales from Clinique reflected lower replenishment orders in our global travel retail business and in other parts of Europe, the Middle East & Africa primarily due to lower demand. Net sales from Estée Lauder decreased, primarily driven by lower net sales across our product portfolio. Partially offsetting the decrease in fragrance net sales were higher net sales from Le Labo and Kilian Paris.

•Our hair care net sales decreased 6% for the three months ended September 30, 2024, primarily attributable to lower net sales from Aveda and to a lesser extent, The Ordinary. The decrease in net sales from Aveda was primarily driven by the timing of shipments and continued softness in our North America salon channel and our direct-to-consumer business.

THE ESTÉE LAUDER COMPANIES INC.
Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are continually evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor implementation of our strategy by market to drive consumer engagement and embrace inclusion and cultural diversity. We strive to strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•Net sales in The Americas decreased 2% for the three months ended September 30, 2024, primarily reflecting lower net sales in North America and Mexico. The decrease in net sales in North America reflected the challenges from M·A·C, Aveda, TOM FORD, Too Faced and Smashbox. Partially offsetting these pressures in North America was the launch of seven brands to-date in Amazon's U.S. Beauty store. Net sales in Mexico decreased, primarily driven by the unfavorable impact of foreign currency translation.

•Net sales in Europe, the Middle East & Africa decreased 2% for the three months ended September 30, 2024, primarily driven by lower net sales from our Asia travel retail business and the United Kingdom. Asia travel retail net sales declined, due to lower replenishment orders reflecting (i) the challenging retail environment, including worsened consumer sentiment in China, (ii) travelers diverting spending towards experiences, which continued to dampen conversion for beauty products and (iii) inventory pressure given the further retail market deceleration. Partially offsetting the decrease in net sales in Europe, the Middle East & Africa were higher net sales in Germany, the Nordic countries and Russia.

•Net sales in Asia/Pacific decreased 11% for the three months ended September 30, 2024, primarily driven by lower net sales from mainland China and Hong Kong SAR, reflecting worsened consumer sentiment. This drove further softening in overall prestige beauty in mainland China and low conversion rates among traveling consumers in Hong Kong SAR.

Outlook

We have experienced challenges within our business, including in our Asia travel retail business, and we expect volatility and uncertainty to continue including inventory pressure in Asia travel retail given the further retail market deceleration. We have experienced, and are expecting to continue to experience, weakness in overall prestige beauty due in large part to worsened consumer sentiment in China, which is also expected to impact Asia travel retail. Looking ahead, we are cautiously optimistic about the potential medium- to long-term growth opportunities presented by the new economic stimulus measures in China, but volatility and uncertainty remain elevated in the near-term. In North America, we are experiencing ongoing competitive pressures along with the continued slowdown in prestige beauty growth. We also expect further business disruption in Israel and other parts of the Middle East. Net sales from Israel and the Middle East accounted for approximately 2% and 3% of consolidated net sales in fiscal 2024 and the first quarter of fiscal 2025, respectively. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

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

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; competitive pressures; legal and regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. For example, the geopolitical tensions between the United States and China could have a material adverse effect on our business. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences, and the impact of changes being made in the organization, including those related to the Profit Recovery and Growth Plan. Declines in net sales and profitability may adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.

THE ESTÉE LAUDER COMPANIES INC.
Restructuring Program Component of the Profit Recovery and Growth Plan

As previously communicated on November 1, 2023, we launched the Profit Recovery and Growth Plan ("PRGP"), to help progressively rebuild our profit margins in fiscal years 2025 and 2026.

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

In connection with the restructuring program, as of September 30, 2024, we continue to estimate a net reduction in the range of approximately 1,800 to 3,000 positions globally, which is about 3-5% of our positions including temporary and part-time employees as of June 30, 2023. This reduction takes into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.

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

Further information about the Restructuring Program Component of the Profit Recovery and Growth Plan, is described in Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein.

Talcum Litigation Settlement Agreements

From the end of August 2024 through October 2024, we reached agreements with certain plaintiff law firms (collectively, the “talcum litigation settlement agreements”) for: (i) the resolution of pending cosmetic talcum powder matters handled by those firms as well as (ii) a process for resolving potential future cosmetic talcum powder claims expected to be brought on behalf of plaintiffs by those firms from January 1, 2025 through December 31, 2029, with annual capped amounts per year for each participating law firm. To account for the talc litigation settlement agreements, we recorded a charge of $159 million for the three months ended September 30, 2024 for the amount agreed to settle these current and potential future claims.

Further information about the talcum litigation settlement agreements, is described in Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies herein.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$3,361	$3,518
$ Change from prior-year period	(157)
% Change from prior-year period	(4)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(5)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased for the three months ended September 30, 2024, reflecting a decrease in net sales in all product categories, primarily driven by skin care. The decrease in skin care net sales was primarily driven by lower net sales from La Mer and Estée Lauder.

By region, reported net sales decreased for the three months ended September 30, 2024, reflecting lower net sales across all regions, primarily driven by Asia/Pacific. The decrease in net sales in Asia/Pacific was primarily driven by lower net sales from mainland China and Hong Kong SAR.
Reported net sales were impacted by approximately $18 million of favorable foreign currency translation for the three months ended September 30, 2024.

Reported net sales decreased 4% for the three months ended September 30, 2024, driven by the decrease from volume of 8%. Partially offsetting this decrease was an increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact of foreign currency translation of 1%.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. For the three months ended September 30, 2024 and 2023, there were no returns associated with restructuring and other activities.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$1,529	$1,640
$ Change from prior-year period	(111)
% Change from prior-year period	(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(8)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported skin care net sales decreased for the three months ended September 30, 2024, reflecting lower net sales from La Mer and Estée Lauder, combined, of approximately $117 million. Net sales from La Mer decreased, primarily driven by declines in our Asia travel retail business, due to lower replenishment orders reflecting (i) the challenging retail environment, including worsened consumer sentiment in China, (ii) travelers diverting spending towards experiences, which continued to dampen conversion for beauty products and (iii) inventory pressure given the further retail market deceleration. The decrease in net sales from Estée Lauder was primarily driven by declines in mainland China, reflecting the impacts from further softening in overall prestige beauty in mainland China, due in large part to worsened consumer sentiment.
Skin care net sales were impacted by approximately $13 million of favorable foreign currency translation for the three months ended September 30, 2024.

Reported skin care net sales decreased 7% for the three months ended September 30, 2024, driven by the decrease from volume of 8%. Partially offsetting this decrease was an increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact of foreign currency translation of 1%.

Makeup

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$1,038	$1,062
$ Change from prior-year period	(24)
% Change from prior-year period	(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(2)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported makeup net sales decreased for the three months ended September 30, 2024, reflecting lower net sales from M·A·C, and to a lesser extent, Too Faced and Smashbox, combined, of approximately $55 million. The decrease in net sales from M·A·C was primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales, resulting in lower replenishment orders, and lower net sales in the Middle East reflecting ongoing business disruption. Net sales from Too Faced decreased, primarily driven by North America, reflecting lower net sales in the lip and mascara subcategories. Net sales from Smashbox decreased, primarily driven by North America, reflecting lower net sales in the foundation, concealer and lip subcategories.

Partially offsetting the makeup net sales decrease for the three months ended September 30, 2024 were higher net sales from Clinique and, to a lesser extent, Estée Lauder, combined, of approximately $34 million. Net sales from Clinique increased across all geographic regions, driven by the success of hero products. Net sales from Estée Lauder increased, primarily driven by higher net sales in the foundation, concealer and corrector subcategories.

Makeup net sales were impacted by approximately $2 million of favorable foreign currency translation for the three months ended September 30, 2024.

Reported makeup net sales decreased 2% for the three months ended September 30, 2024, driven by the decrease from volume of 9%. Partially offsetting this decrease was an increase from pricing of 6% due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Fragrance

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$630	$636
$ Change from prior-year period	(6)
% Change from prior-year period	(1)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased for the three months ended September 30, 2024, reflecting lower net sales from TOM FORD, Clinique, and Estée Lauder, combined, of approximately $29 million. Net sales from TOM FORD decreased, primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales, resulting in lower replenishment orders. The decrease in net sales from Clinique was primarily due to lower replenishment orders in our global travel retail business and in other parts of Europe, the Middle East & Africa, primarily due to lower demand. Net sales from Estée Lauder decreased, primarily driven by lower net sales across its fragrance portfolio.

Partially offsetting the reported fragrance net sales decrease for the three months ended September 30, 2024, were higher net sales from Le Labo and Kilian Paris, combined, of approximately $18 million. Net sales from Le Labo increased, primarily reflecting targeted expanded consumer reach, growth of hero products and new product launches. The increase in net sales from Kilian Paris reflected the success of new product launches.

Fragrance net sales were impacted by approximately $3 million of favorable foreign currency translation for the three months ended September 30, 2024.

Reported fragrance net sales decreased 1% for the three months ended September 30, 2024, driven by the decrease from volume of 7%. Partially offsetting this decrease was an increase from pricing of 6% due to the favorable impact from strategic pricing actions and changes in mix.

Hair Care

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$139	$148
$ Change from prior-year period	(9)
% Change from prior-year period	(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported hair care net sales decreased for the three months ended September 30, 2024, driven by lower net sales from Aveda and to a lesser extent, The Ordinary, combined, of approximately $9 million. The decrease in net sales from Aveda was driven by the timing of shipments and continued softness in our North America salon channel and our direct-to-consumer business.

Reported hair care net sales decreased 6% for the three months ended September 30, 2024, driven by the decrease from volume of 5% and a decrease from pricing of 1%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions.

Geographic Regions

The Americas

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$1,187	$1,208
$ Change from prior-year period	(21)
% Change from prior-year period	(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased for the three months ended September 30, 2024, primarily reflecting lower net sales in North America and Mexico, combined, of approximately $18 million. The decrease in net sales in North America reflected the challenges from M·A·C, Aveda, TOM FORD, Too Faced and Smashbox as previously mentioned. Partially offsetting these pressures in North America was the launch of seven brands to-date in Amazon's U.S. Premium Beauty store. Net sales in Mexico decreased, primarily driven by the unfavorable impact of foreign currency translation.

Net sales in The Americas were impacted by approximately $11 million of unfavorable foreign currency translation for the three months ended September 30, 2024.

Reported net sales in The Americas decreased 2% for the three months ended September 30, 2024, driven by the decrease from volume of 6% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 5%, due to the favorable impact of strategic pricing actions.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$1,230	$1,252
$ Change from prior-year period	(22)
% Change from prior-year period	(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(4)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales decreased in Europe, the Middle East & Africa for the three months ended September 30, 2024, primarily reflecting lower net sales from our Asia travel retail business, due to lower replenishment orders reflecting (i) the challenging retail environment, including worsened consumer sentiment in China, (ii) travelers diverting spending towards experiences, which continued to dampen conversion for beauty products and (iii) inventory pressure given the further retail market deceleration.

Partially offsetting the decrease in Europe, the Middle East & Africa in fiscal 2024 was higher net sales in Germany, the Nordic countries and Russia, combined, of approximately $29 million. The increase in net sales from Germany was driven by the favorable year-over-year impact relating to the timing of shipments. Net sales from the Nordic countries increased, primarily driven by the favorable year-over-year impact relating to the expansion of The Ordinary towards the end of the fiscal 2024 first quarter. The increase in net sales from Russia was primarily driven by growth in fragrance and makeup.

Net sales in Europe, the Middle East & Africa were impacted by approximately $23 million of favorable foreign currency translation for the three months ended September 30, 2024.

Reported net sales in Europe, the Middle East & Africa decreased 2% for the three months ended September 30, 2024, driven by the decrease from volume of 4%, partially offset by the favorable impact from foreign currency translation of 2%. The impact of pricing was flat compared to the prior-year period.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Net sales	$944	$1,058
$ Change from prior-year period	(114)
% Change from prior-year period	(11)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(11)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific for the three months ended September 30, 2024, primarily driven by lower net sales from mainland China, and Hong Kong SAR, combined, of approximately $105 million, reflecting worsened consumer sentiment. This drove further softening in overall prestige beauty in mainland China and low conversion rates among traveling consumers in Hong Kong SAR..

Net sales in Asia/Pacific were impacted by approximately $6 million of favorable foreign currency translation for the three months ended September 30, 2024.

Reported net sales in Asia/Pacific decreased 11% for the three months ended September 30, 2024, driven by the decrease from volume of 15%. Partially offsetting this decrease was an increase from pricing of 4%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact of foreign currency translation of 1%.

THE ESTÉE LAUDER COMPANIES INC.
GROSS MARGIN
Gross margin increased to 72.4% for the three months ended September 30, 2024, as compared with 69.6% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2024
Three Months Ended
As Reported:
Mix of business	(60)
Obsolescence charges	210
Manufacturing costs and other	150
Foreign exchange transactions	10
Charges associated with restructuring and other activities	(30)
As Reported Gross Margin Basis Point Variance	280

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	30
Non-GAAP Gross Margin Basis Point Variance	310

The increase in gross margin for the three months ended September 30, 2024 was driven by lower obsolescence charges, due to a reduction in excess inventory. Also contributing to the increase in gross margin was the favorable impact from manufacturing costs and other, reflecting the impact in the three months ended September 30, 2024 from the recognition of manufacturing variances associated with reduced manufacturing volumes on our standard cost within cost of sales in the fiscal 2024 third quarter, as well as favorability in cost management, partially offset by the impact of inflation on our costs.

These increases were partially offset by an unfavorable impact from our mix of business, driven by the impact of lower net sales, including the change in category mix reflecting a decrease in skin care net sales which typically have higher margins than other product categories. These increases in mix of business were partially offset by the benefit of strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 76.0% for the three months ended September 30, 2024, as compared with 66.8% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2024
Three Months Ended
As Reported:
General and administrative expenses	(20)
Advertising, merchandising, sampling and product development	(30)
Selling	(120)
Shipping	10
Store operating costs	(30)
Stock-based compensation	—
Charges associated with restructuring and other activities	(290)
Talcum litigation settlement agreements	(470)
Changes in fair value of acquisition-related stock options	30
As Reported Operating Expense Margin Basis Point Variance	(920)

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	290
Talcum litigation settlement agreements	470
Changes in fair value of acquisition-related stock options	(30)
Non-GAAP Operating Expense Margin Basis Point Variance	(190)

Higher selling expenses in the fiscal 2025 first quarter were driven by continued investments in our business, including in support of new product launches and targeted expanded consumer reach.

OPERATING RESULTS

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating income (loss)	$(121)	$98
$ Change from prior-year period	(219)
% Change from prior-year period	(100+)%

Operating margin	(3.6)%	2.8%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, talcum litigation settlement agreements and the change in fair value of acquisition-related stock options	33%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

The decrease in reported operating margin for the three months ended September 30, 2024 was primarily driven by a decrease in net sales and an increase in operating expense margin, partially offset by an increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income (loss) by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended September 30, 2024 and 2023 of $106 million and $2 million, respectively.
Product Categories
Skin Care

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating income	$117	$37
$ Change from prior-year period	80
% Change from prior-year period	100+%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of acquisition-related stock options	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income increased for the three months ended September 30, 2024, reflecting favorability in cost of sales across the category, including lower obsolescence charges compared to the prior-year period due to a reduction in excess inventory, as well as higher operating results from Clinique, primarily driven by a decrease in cost of sales, due in part, to a decrease in promotional items, and lower advertising and promotional expenses due to the timing of advertising and promotional activities compared to the prior-year period.

Partially offsetting the increase in reported skin care operating income for the three months ended September 30, 2024 was lower operating results from La Mer, driven by a decrease in net sales, partially offset by lower cost of sales.

THE ESTÉE LAUDER COMPANIES INC.

Makeup

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating loss	$(185)	$(40)
$ Change from prior-year period	(145)
% Change from prior-year period	(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of talcum litigation settlement agreements	35%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup operating loss increased for the three months ended September 30, 2024, primarily reflecting the talcum litigation settlement agreements of $159 million, as well as lower operating results from M·A·C and Too Faced, combined, of approximately $23 million. The decrease in operating results from M·A·C was primarily driven by a decrease in net sales, partially offset by a decrease in cost of sales, including lower obsolescence charges compared to the prior-year period due to a reduction in excess inventory, and lower advertising and promotional expenses due to disciplined expense management and the timing of advertising and promotional activities compared to the prior-year period. Operating results from Too Faced decreased, primarily driven by a decrease in net sales.

Partially offsetting the decrease in reported makeup operating results for the three months ended September 30, 2024 was higher operating results from Clinique, primarily driven by an increase in net sales.

Fragrance

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating income	$60	$107
$ Change from prior-year period	(47)
% Change from prior-year period	(44)%

Reported fragrance operating income decreased for the three months ended September 30, 2024, reflecting lower operating results from TOM FORD, and to a lesser extent, Jo Malone London, combined, of approximately $32 million. Operating income from TOM FORD decreased, primarily driven by a decrease in net sales, higher advertising and promotional activities to support new product launches and targeted expanded consumer reach, and higher selling expenses also driven by targeted expanded consumer reach. The decrease in operating results from Jo Malone London was primarily driven by an increase in selling expenses and store operating costs to support new product launches and targeted expanded consumer reach.

THE ESTÉE LAUDER COMPANIES INC.

Hair Care

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating loss	$(18)	$(22)
$ Change from prior-year period	4
% Change from prior-year period	18%

Reported hair care operating loss decreased during the three months ended September 30, 2024, primarily reflecting lower cost of sales, including lower obsolescence charges compared to the prior-year period due to a reduction in excess inventory, lower general and administrative expenses, and a decrease in advertising and promotional activities, partially offset by a decrease in net sales.
Geographic Regions
The Americas

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating loss	$(168)	$(182)
$ Change from prior-year period	14
% Change from prior-year period	8%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of talcum litigation settlement agreements and change in fair value of acquisition-related stock options	95%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 51 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating loss in The Americas decreased for the three months ended September 30, 2024, primarily reflecting lower operating losses in North America, of approximately $20 million. The decrease in operating loss was primarily driven by lower cost of sales, including lower obsolescence charges compared to the prior-year period due to a reduction in excess inventory, and a favorable year-over-year impact relating to net intercompany activity, largely offset by the talcum litigation settlement agreements of $159 million.

Partially offsetting the decrease in operating loss in The Americas for the three months ended September 30, 2024 was lower operating results in Mexico, reflecting a decrease in net sales and higher selling expenses, partially offset by lower cost of sales.

THE ESTÉE LAUDER COMPANIES INC.

Europe, the Middle East & Africa

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating income	$90	$144
$ Change from prior-year period	(54)
% Change from prior-year period	(38)%

Reported operating income decreased in Europe, the Middle East & Africa for the three months ended September 30, 2024, primarily driven by lower results from our travel retail business and the United Kingdom, combined, of approximately $54 million. The decrease in operating income from our travel retail business was primarily due to a decrease in net sales and an unfavorable year-over-year impact of net intercompany activity, partially offset by disciplined advertising and promotional expense management. Operating income decreased in the United Kingdom, primarily driven by an increase in cost of sales, higher advertising and promotional expenses to support key campaigns, and an unfavorable year-over-year impact of net intercompany activity.

Asia/Pacific

	Three Months Ended September 30
($ in millions)	2024	2023
As Reported:
Operating income	$63	$138
$ Change from prior-year period	(75)
% Change from prior-year period	(54)%

Reported operating income decreased in Asia/Pacific for the three months ended September 30, 2024, primarily driven by lower results in mainland China and Hong Kong SAR, combined, of approximately $55 million. The decrease in operating results from mainland China was primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Operating results in Hong Kong SAR decreased, primarily driven by a decrease in net sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30
(In millions)	2024	2023
Interest expense	$92	$95
Interest income and investment income, net	$35	$41
Interest expense decreased for the three months ended September 30, 2024, primarily reflecting a lower average debt balance compared to the prior-year period. Interest income and investment income, net decreased, primarily reflecting a lower average cash balance compared to the prior-year period, partially offset by higher interest rates compared to the prior-year period.

THE ESTÉE LAUDER COMPANIES INC.
PROVISION FOR INCOME TAXES
The provision or benefit for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of stock-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations. Our effective tax rate will change from quarter-to-quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of stock-based compensation, the interaction of various global tax strategies and the impact from certain acquisitions. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

	Three Months Ended September 30
	2024	2023
Effective rate for income taxes	13.3%	21.7%
Basis-point change from the prior-year period	(840)

The decrease in the effective tax rate of 840 basis points was primarily attributable to the impact of the discrete treatment of the charge associated with the talcum litigation settlement agreements and charges associated with restructuring and other activities recorded in the first quarter of fiscal 2025. The loss before income taxes in the first quarter of fiscal 2025 increased the impact of these discrete items on the effective tax rate.

NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30
($ in millions, except per share data)	2024	2023
As Reported:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(156)	$31
$ Change from prior-year period	(187)
% Change from prior-year period	(100+)%
Diluted net earnings (loss) per common share	$(.43)	$.09
% Change from prior-year period	(100+)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, talcum litigation settlement agreements and the change in fair value of acquisition-related stock options	33%
(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; talcum litigation settlement agreements; the change in fair value of acquisition-related stock options; and the effects of foreign currency translation.
The following table provides reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30		Variance	% Change	% Change in constant currency
	2024	2023
Net sales, as reported	$3,361	$3,518	$(157)	(4)%	(5)%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$3,361	$3,518	$(157)	(4)%	(5)%

Operating income (loss), as reported	$(121)	$98	$(219)	(100+)%	(100+)%
Charges associated with restructuring and other activities	106	2	104
Talcum litigation settlement agreements	159	—	159
Change in fair value of acquisition-related stock options	—	8	(8)
Operating income, as adjusted	$144	$108	$36	33%	23%

Diluted net earnings per common share, as reported	$(0.43)	$0.09	$(.52)	(100+)%	(100+)%
Charges associated with restructuring and other activities	.23	—	.23
Talcum litigation settlement agreements	.34	—	.34
Change in fair value of acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	.02	(.02)
Diluted net earnings per common share, as adjusted	$.14	$0.11	$.03	33%	7%

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

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended September 30
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$1,529	$1,640	$(111)	$(13)	$(124)	(7)%	(8)%
Makeup	1,038	1,062	(24)	(2)	(26)	(2)	(2)
Fragrance	630	636	(6)	(3)	(9)	(1)	(1)
Hair Care	139	148	(9)	—	(9)	(6)	(6)
Other	25	32	(7)	—	(7)	(22)	(22)
	3,361	3,518	(157)	(18)	(175)	(4)	(5)
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,361	$3,518	$(157)	$(18)	$(175)	(4)%	(5)%

By Region:
The Americas	$1,187	$1,208	$(21)	$11	$(10)	(2)%	(1)%
Europe, the Middle East & Africa	1,230	1,252	(22)	(23)	(45)	(2)	(4)
Asia/Pacific	944	1,058	(114)	(6)	(120)	(11)	(11)
	3,361	3,518	(157)	(18)	(175)	(4)	(5)
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,361	$3,518	$(157)	$(18)	$(175)	(4)%	(5)%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of talcum litigation settlement agreements and the change in fair value of acquisition-related stock options:

	As Reported			Add: Talcum litigation settlement agreements	Add: Change in fair value of acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended September 30
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$117	$37	$80	$—	$(8)	$72	100+%	100+%
Makeup	(185)	(40)	(145)	159	—	14	(100+)	35
Fragrance	60	107	(47)	—	—	(47)	(44)	(44)
Hair Care	(18)	(22)	4	—	—	4	18	18
Other	11	18	(7)	—	—	(7)	(39)	(39)
	(15)	100	(115)	$159	$(8)	$36	(100+)%	33%
Charges associated with restructuring and other activities	(106)	(2)	(104)
Total	$(121)	$98	$(219)

By Region:
The Americas	$(168)	$(182)	$14	$159	$(8)	$165	8%	95%
Europe, the Middle East & Africa	90	144	(54)	—	—	(54)	(38)	(38)
Asia/Pacific	63	138	(75)	—	—	(75)	(54)	(54)
	(15)	100	(115)	$159	$(8)	$36	(100+)%	33%
Charges associated with restructuring and other activities	(106)	(2)	(104)
Total	$(121)	$98	$(219)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2024, we had cash and cash equivalents of $2,350 million compared with $3,395 million at June 30, 2024. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The Tax Cuts and Jobs Act resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. We continue to analyze the indefinite reinvestment assertion on our applicable foreign earnings. We do not believe continuing to reinvest these applicable foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

THE ESTÉE LAUDER COMPANIES INC.
Inflation impacted our overall operating results in the fiscal 2025 first quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 24, 2024, our long-term debt is rated A with a negative outlook by Standard & Poor’s and A2 with a stable outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At September 30, 2024, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (16)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (16)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (16)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (16)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (16)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (16)	295	—	295
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (16)	644	—	644
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (16)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (16)	695	—	695
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (16)	564	—	564
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (16)	623	—	623
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (16)	644	—	644
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (16)	697	—	697
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (16)	499	—	499
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”) (15), (16)	—	500	500
Other long-term borrowings	29	—	29
Other current borrowings	—	4	4
	$7,311	$504	$7,815

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
(7)Consists of $650 million principal, unamortized debt discount of $2 million and debt issuance costs of $4 million.
(8)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(9)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $4 million.
(10)Consists of $600 million principal, unamortized debt discount of $3 million, debt issuance costs of $2 million and a $31 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $73 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $3 million and debt issuance costs of $3 million.
(13)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(14)Consists of $500 million principal and debt issuance costs of $1 million.
(15)Consists of $500 million principal.
(16)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 61% and 59% at September 30, 2024 and June 30, 2024, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Three Months Ended September 30
(In millions)	2024	2023
Net cash flows used for operating activities	$(670)	$(408)
Net cash flows used for investing activities	$(160)	$(295)
Net cash flows used for financing activities	$(226)	$(219)

The change in net cash flows used for operating activities was primarily driven by the loss before tax for the three months ended September 30, 2024, excluding non-cash items, and an unfavorable change in operating assets and liabilities variances, reflecting an unfavorable change in other accrued and noncurrent liabilities, accounts payable and inventory and promotional merchandise, partially offset by a favorable change in accounts receivable.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from payments made relating to the manufacturing facility in Japan, near Tokyo in the prior-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2024, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Fair Value Hedges, Cash Flow Hedges and Net Investment Hedges).

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $375 million and $371 million as of September 30, 2024 and June 30, 2024, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $49 million at each of September 30, 2024 and June 30, 2024.

THE ESTÉE LAUDER COMPANIES INC.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $49 million and $48 million as of September 30, 2024 and June 30, 2024, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill and other indefinite-lived intangible assets - impairment assessment and income taxes. Since June 30, 2024, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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
(10)changes in global or local conditions, including those due to volatility in the global credit and equity markets, government economic policies, natural or man-made disasters, real or perceived epidemics, supply chain challenges, inflation, or increased energy costs, that could affect consumer purchasing, the willingness or ability of consumers to travel and/or purchase our products while traveling, the financial strength of our customers, suppliers or other contract counterparties, our operations, the cost and availability of capital which we may need for new equipment, facilities or acquisitions, the returns that we are able to generate on our pension assets and the resulting impact on funding obligations, the cost and availability of raw materials and the assumptions underlying our critical accounting estimates;

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

THE ESTÉE LAUDER COMPANIES INC.
We assume no responsibility to update forward-looking statements made herein or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is set forth in Item 2 of this Quarterly Report on Form 10-Q under the caption Liquidity and Capital Resources - Market Risk and is incorporated herein by reference.

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2024	—	$—	—	25,073,242
August 2024	—	—	—	25,073,242
September 2024	103,752	91.75	—	25,073,242
	103,752	91.75	—

(1)Reflects shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.
(2)The Board of Directors has authorized the current repurchase program for up to 256.0 million shares. The total amount was last increased by the Board on October 31, 2018. Our repurchase program does not have an expiration date.

Beginning in December 2022, we suspended the repurchase of shares of our Class A Common Stock under our publicly announced program. We may resume repurchases in the future.

THE ESTÉE LAUDER COMPANIES INC.

Item 5. Other Information.

Trading Arrangements
During the fiscal 2025 first quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ TRACEY T. TRAVIS
Date: October 31, 2024		Tracey T. Travis
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)