Form 10-Q
period 2024-12-31
ESTEE LAUDER COMPANIES INC
filed 2025-02-04
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At January 28, 2025, 234,173,416 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except per share data)	2024	2023	2024	2023

Net sales	$4,004	$4,279	$7,365	$7,797
Cost of sales	957	1,154	1,885	2,224

Gross profit	3,047	3,125	5,480	5,573

Operating expenses
Selling, general and administrative	2,585	2,544	4,883	4,893
Restructuring and other charges	181	7	278	8
Impairment of goodwill and other intangible assets	861	—	861	—
Talcum litigation settlement agreements	—	—	159	—
Total operating expenses	3,627	2,551	6,181	4,901

Operating income (loss)	(580)	574	(701)	672

Interest expense	90	98	182	193
Interest income and investment income, net	23	40	58	81
Other components of net periodic benefit cost	3	(3)	5	(5)
Earnings (loss) before income taxes	(650)	519	(830)	565

Provision (benefit) for income taxes	(60)	195	(84)	205
Net earnings (loss)	(590)	324	(746)	360

Net earnings attributable to redeemable noncontrolling interest	—	(11)	—	(16)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(590)	$313	$(746)	$344

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share
Basic	$(1.64)	$.87	$(2.07)	$.96
Diluted	$(1.64)	$.87	$(2.07)	$.95

Weighted average common shares outstanding
Basic	360.0	358.7	359.8	358.6
Diluted	360.0	360.0	359.8	360.3
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023

Net earnings (loss)	$(590)	$324	$(746)	$360

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	55	(47)	(2)	(28)
Cross-currency swap contract - fair value hedge gain (loss)	(5)	14	7	14
Retirement plan and other retiree benefit adjustments	2	(1)	4	(2)
Translation adjustments	(309)	216	(201)	96
Benefit (provision) for income taxes on components of other comprehensive income	(27)	38	(9)	—
Total other comprehensive income (loss), net of tax	(284)	220	(201)	80
Comprehensive income (loss)	(874)	544	(947)	440

Comprehensive income attributable to redeemable noncontrolling interest:
Net earnings	—	(11)	—	(16)
Translation adjustments	—	(13)	—	(2)
Total comprehensive income attributable to redeemable noncontrolling interest	—	(24)	—	(18)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$(874)	$520	$(947)	$422
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	December 31, 2024	June 30, 2024

ASSETS
Current assets
Cash and cash equivalents	$2,586	$3,395
Accounts receivable, net	1,611	1,727
Inventory and promotional merchandise	2,002	2,175
Prepaid expenses and other current assets	697	625
Total current assets	6,896	7,922

Property, plant and equipment, net	3,049	3,136

Other assets
Operating lease right-of-use assets	1,891	1,833
Goodwill	2,073	2,143
Other intangible assets, net	4,158	5,183
Other assets	1,693	1,460
Total other assets	9,815	10,619
Total assets	$19,760	$21,677

LIABILITIES AND EQUITY
Current liabilities
Current debt	$4	$504
Accounts payable	1,133	1,440
Operating lease liabilities	397	354
Other accrued liabilities	3,497	3,404
Total current liabilities	5,031	5,702

Noncurrent liabilities
Long-term debt	7,276	7,267
Long-term operating lease liabilities	1,706	1,701
Other noncurrent liabilities	1,578	1,693
Total noncurrent liabilities	10,560	10,661

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2024 and June 30, 2024; shares issued: 472,456,912 at December 31, 2024 and 471,018,569 at June 30, 2024; Class B shares authorized: 304,000,000 at December 31, 2024 and June 30, 2024; shares issued and outstanding: 125,542,029 at December 31, 2024 and June 30, 2024	6	6
Paid-in capital	6,889	6,685
Retained earnings	12,313	13,427
Accumulated other comprehensive loss	(1,341)	(1,140)
	17,867	18,978
Less: Treasury stock, at cost; 238,306,192 Class A shares at December 31, 2024 and 237,871,995 Class A shares at June 30, 2024	(13,698)	(13,664)
Total equity	4,169	5,314
Total liabilities and equity	$19,760	$21,677
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
(In millions)	2024	2023

Cash flows from operating activities
Net earnings (loss)	$(746)	$360
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	415	408
Deferred income taxes	(292)	(83)
Non-cash stock-based compensation	180	189
Net loss on disposal of property, plant and equipment	2	2
Non-cash restructuring and other charges	17	4
Pension and post-retirement benefit expense	37	27
Pension and post-retirement benefit contributions	(50)	(62)
Impairment of goodwill and other intangible assets	861	—
Other non-cash items	7	14
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	79	(279)
Decrease in inventory and promotional merchandise	132	405
Decrease (increase) in other assets, net	(47)	44
Decrease in accounts payable	(298)	(251)
Increase in other accrued and noncurrent liabilities	102	175
Decrease in operating lease assets and liabilities, net	(12)	(16)
Net cash flows provided by operating activities	387	937

Cash flows from investing activities
Capital expenditures	(273)	(527)
Purchases of investments	(1)	(4)
Settlement of net investment hedges	(20)	(26)
Net cash flows used for investing activities	(294)	(557)

Cash flows from financing activities
Proceeds of current debt, net	—	780
Repayments of commercial paper (maturities after three months)	—	(785)
Repayments of long-term debt	(502)	(5)
Net proceeds from stock-based compensation transactions	15	19
Payments to acquire treasury stock	(35)	(33)
Settlement of cross-currency swaps	10	9
Dividends paid to stockholders	(366)	(474)
Net cash flows used for financing activities	(878)	(489)

Effect of exchange rate changes on Cash and cash equivalents	(24)	19
Net decrease in Cash and cash equivalents	(809)	(90)
Cash and cash equivalents at beginning of period	3,395	4,029
Cash and cash equivalents at end of period	$2,586	$3,939
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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Descriptions of the Company’s significant accounting policies are discussed in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $(323) million and $232 million, net of tax, during the three months ended December 31, 2024 and 2023, respectively, and $(208) million and $89 million, net of tax, during the six months ended December 31, 2024 and 2023, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts and may enter into option contracts to hedge foreign currency transactions for periods consistent with its identified exposures. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. Additionally, the Company enters into foreign currency forward contracts and cross-currency swap contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 4 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of earnings (loss) include net exchange gains on foreign currency transactions of $25 million and $13 million during the three months ended December 31, 2024 and 2023, respectively, and $44 million and $29 million during the six months ended December 31, 2024 and 2023, respectively.

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

The Company’s largest customer as of December 31, 2024 sells products primarily in China travel retail. This customer accounted for $163 million, or 10%, and $206 million, or 12%, of the Company's accounts receivable at December 31, 2024 and June 30, 2024, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	December 31, 2024	June 30, 2024
Raw materials	$625	$696
Work in process	246	308
Finished goods	877	903
Promotional merchandise	254	268
Total inventory and promotional merchandise	$2,002	$2,175

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	December 31, 2024	June 30, 2024
Assets (Useful Life)
Land and improvements(1)	$70	$68
Buildings and improvements (10 to 40 years)	979	929
Machinery and equipment (3 to 20 years)	1,316	1,253
Computer hardware and software (4 to 10 years)	1,934	1,861
Furniture and fixtures (5 to 10 years)	136	137
Leasehold improvements	2,493	2,418
Construction in progress	401	500
Total property, plant and equipment, gross	7,329	7,166
Less accumulated depreciation and amortization	(4,280)	(4,030)
Total property, plant and equipment, net	$3,049	$3,136
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $168 million and $163 million during the three months ended December 31, 2024 and 2023, respectively, and $336 million and $325 million during the six months ended December 31, 2024 and 2023, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Effective rate for income taxes	9.2%	37.6%	10.1%	36.3%
Basis-point change from the prior-year period	(2,840)		(2,620)

For the three months ended December 31, 2024, the decrease in the effective tax rate was primarily attributable to the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, as well as an unfavorable impact associated with previously issued stock-based compensation.

For the six months ended December 31, 2024, the decrease in the effective tax rate was primarily attributable to the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, the charge associated with the talcum litigation settlement agreements (See Note 8 - Commitments and Contingencies for further discussion) and an unfavorable impact associated with previously issued stock-based compensation.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax did not have an impact on the Company's consolidated financial statements for the three and six months ended December 31, 2024 and 2023.

On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner. The decision related to the Tax Cuts and Jobs Act deduction for certain deemed foreign dividends otherwise subject to the Transition Tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, the Company intends to timely file a protective refund claim with the U.S. Internal Revenue Service in fiscal 2025 claiming a Transition Tax payable reduction of approximately $73 million. Although the Company has accrued the $73 million estimated tax benefit in the provision for income taxes and reduced the Transition Tax payable in the fiscal 2025 first quarter by $73 million, at this time the Company believes it is more-likely-than-not that the intended Transition Tax payable reduction claim will not be sustained. As such, in the fiscal 2025 first quarter the Company correspondingly increased the provision for income taxes for the estimated $73 million tax benefit to establish an uncertain tax position reserve accrual for the estimated $73 million Transition Tax at issue. As a result, there was no net impact from this development in the provision for income taxes and accompanying consolidated statement of earnings (loss) for the three and six months ended December 31, 2024. In the accompanying consolidated balance sheet as of December 31, 2024, the $73 million Transition Tax payable reduction and offsetting $73 million uncertain tax position reserve accrual are included in Other noncurrent liabilities.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the three and six months ended December 31, 2024 and was not material. We are continuing to monitor and evaluate the potential impact of newly enacted legislation incorporating the global minimum tax in additional countries.
As of December 31, 2024 and June 30, 2024, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $139 million and $65 million, respectively. The total amount of unrecognized tax benefits at December 31, 2024 that, if recognized, would affect the effective tax rate was $129 million. The significant increase in the gross amount of unrecognized tax benefits as of December 31, 2024 as compared to June 30, 2024 was attributable to having established an uncertain tax position reserve accrual for the Transition Tax payable reduction position determined in the fiscal 2025 first quarter based on the August 26, 2024 U.S. Tax Court decision in Varian Medical Systems v. Commissioner, as discussed above. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and six months ended December 31, 2024 in the accompanying consolidated statements of earnings (loss) was $1 million and $2 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2024 and June 30, 2024, was $20 million and $17 million, respectively. On the basis of the information available as of December 31, 2024, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal 2025 second quarter, the Company received notification of the formal conclusion of the compliance process with respect to its fiscal 2023 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and six months ended December 31, 2024.

At December 31, 2024 and June 30, 2024, total Other assets of $1,693 million and $1,460 million included $1,250 million and $1,018 million of deferred tax assets, respectively.

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

Outstanding obligations confirmed as valid totaling $70 million and $58 million as of December 31, 2024 and June 30, 2024, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	December 31, 2024	June 30, 2024
Advertising, merchandising and sampling	$335	$276
Employee compensation	448	576
Accrued sales incentives	334	426
Deferred revenue	338	327
Payroll and other non-income taxes	367	333
Accrued income taxes	205	335
Sales return accrual	265	248
Other	1,205	883
Total other accrued liabilities	$3,497	$3,404

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

FASB ASU No. 2024-03 and 2025-01 – Disaggregation of Income Statement Expenses (Subtopic 220-40)
In November 2024 and January 2025, the FASB issued authoritative guidance requiring disclosures, in a tabular format in the notes to the consolidated financial statements, on the disaggregation of relevant expense captions that are included on the face of the consolidated statement of earnings within continuing operations. The relevant expense captions are required to be disaggregated into natural expense categories including purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires certain expenses, gains or losses that require disclosure under existing U.S. GAAP, and that are recorded in a relevant expense caption on the face of the consolidated statement of earnings, to be presented in the same tabular disclosure. Qualitative disclosures about any remaining amounts in relevant expense line items are required as well. In addition, companies are required to disclose the total amount of selling expenses and, on an annual basis, how it defines selling expenses.

Effective for the Company: The guidance is effective for the Company’s fiscal year ending June 30, 2028 Form 10-K and then in interim periods beginning in the Company’s first quarter of fiscal 2029. Early adoption is permitted. The guidance should be applied on a prospective basis; however, retrospective application is permitted.

Impact on the consolidated financial statements: The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

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

Impact on consolidated financial statements – The Company is currently evaluating the impact that this guidance will have on its annual consolidated financial statement disclosures.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2024
Goodwill, gross carrying amount	$1,612	$1,116	$253	$353	$3,334
Accumulated impairments	(429)	(732)	(30)	—	(1,191)
Total goodwill	1,183	384	223	353	2,143

Impairment charges	—	(13)	—	—	(13)
Translation adjustments, goodwill	(72)	—	(2)	(1)	(75)
Translation adjustments, accumulated impairments	18	—	—	—	18
	(54)	(13)	(2)	(1)	(70)

Balance as of December 31, 2024
Goodwill, gross carrying amount	1,540	1,116	251	352	3,259
Accumulated impairments	(411)	(745)	(30)	—	(1,186)
Total goodwill	$1,129	$371	$221	$352	$2,073

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2024			June 30, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,897	$941	$956	$1,971	$895	$1,076
Non-amortizable intangible assets:
Trademarks			3,202			4,107
Total other intangible assets, net			$4,158			$5,183

The aggregate amortization expense related to amortizable intangible assets was $35 million and $37 million for the three months ended December 31, 2024 and 2023, respectively, and $71 million and $73 million for the six months ended December 31, 2024 and 2023, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2025 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2025	2026	2027	2028	2029
Estimated aggregate amortization expense	$65	$136	$119	$94	$93

Impairment Analysis During the Six Months Ended December 31, 2024

During the fiscal 2025 second quarter, the TOM FORD brand experienced lower-than-expected growth within key geographic regions and channels, including in mainland China, Asia travel retail and Hong Kong SAR. Also during the fiscal 2025 second quarter, the Too Faced reporting unit experienced lower-than-expected results in key geographic regions and channels. As a result, the Company made revisions to the internal forecasts relating to its TOM FORD brand and Too Faced reporting unit. Additionally, there were increases in the weighted average cost of capital for both the TOM FORD brand and Too Faced reporting unit as compared to the prior-year annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024.

The Company concluded that the changes in circumstances in the TOM FORD brand and Too Faced reporting unit, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of the TOM FORD trademark and the Too Faced trademark and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the TOM FORD and Too Faced trademarks and Too Faced goodwill as well as a recoverability test for the Too Faced long-lived assets as of December 31, 2024. The Company concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method, and recorded an impairment charge of $773 million for TOM FORD and $75 million for Too Faced. The Company concluded that the carrying amounts of the long-lived assets for Too Faced were recoverable. Additionally, as a result of the interim impairment review, the remaining carrying value of Too Faced’s goodwill was not recoverable and the Company recorded an impairment charge of $13 million, reducing the carrying value to zero. The significant assumptions used in the relief-from-royalty method include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates. The most significant unobservable input used to estimate the fair value of the TOM FORD and Too Faced trademark intangible assets was the weighted average cost of capital, which was 11.5% and 14%, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the impairment charges for the three and six months ended December 31, 2024 and the remaining trademark and goodwill carrying values as of December 31, 2024, for the TOM FORD brand and Too Faced reporting unit, are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Three and Six Months Ended December 31, 2024		As of December 31, 2024
Brand/Reporting Unit	Geographic Region	Trademark	Goodwill	Trademark(2)	Goodwill
TOM FORD	The Americas	$773	$—	$1,805	$—
Too Faced	The Americas	75	13	112	—
Total		$848	$13	$1,917	$—
(1)The date of the fair value measurement for the TOM FORD and Too Faced trademark intangible assets and Too Faced reporting unit was December 31, 2024.
(2)The carrying values of the trademark intangible assets, subsequent to the impairment charges, are equal to their fair values.

The impairment charge related to the TOM FORD trademark intangible asset for the three and six months ended December 31, 2024 of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category.

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

As a component of the PRGP, on February 5, 2024, the Company announced a two-year restructuring program. The restructuring program’s main focus included the reorganization and rightsizing of certain areas of the Company as well as simplification and acceleration of processes. The Company committed to this course of action on February 1, 2024.

In connection with the restructuring program, the Company estimated a net reduction in the range of approximately 1,800 to 3,000 positions globally, which was about 3-5% of its positions including temporary and part-time employees as of June 30, 2023. This reduction took into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.

The Company planned to substantially complete specific initiatives under the restructuring program through fiscal 2026. The Company expected that the restructuring program would result in restructuring and other charges totaling between $500 million and $700 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs associated with implementing these initiatives.

After reviewing additional potential initiatives and the progress of previously approved initiatives, on February 3, 2025, the Company committed to the expansion of the PRGP, including an expansion of the restructuring program.

The expansion of the overall PRGP is focused on three key areas. First, the Company plans to adopt a more competitive approach to procurement, a key pillar of savings, by further consolidating spending and strategically re-evaluating key supplier relationships. Second, the Company plans to further improve efficiencies within its supply chain network through a zero-waste approach, aiming to improve demand forecasting and innovation planning to minimize excess inventory and product destruction. Third, the Company is outsourcing select services to proven global partners.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expanded component of the restructuring program will begin during the Company’s fiscal 2025 third quarter with all initiatives to be approved by the end of fiscal 2026. Specific initiatives under the expanded component of the restructuring program are expected to be substantially completed by the end of fiscal 2027. The focus of the now expanded restructuring program (now, collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas and (ii) simplification and acceleration of processes, along with the newly added focus on (i) outsourcing of select services and (ii) evolution of go-to-market footprint and selling models.

In connection with the Restructuring Program, the Company now estimates a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of its positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

The Company now expects that the Restructuring Program will result in restructuring and other charges totaling between $1,200 million and $1,600 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs associated with implementing these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.
Restructuring Program Component of the Profit Recovery and Growth Plan Approvals

The Restructuring Program cumulative charges for initiatives approved by the Company as of December 31, 2024 and through January 29, 2025 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative charges through June 30, 2024	$—	$—	$109	$78	$187
Six months ended December 31, 2024	1	9	257	25	292
Cumulative charges through December 31, 2024	1	9	366	103	479
January 1, 2025 - January 29, 2025	4	—	47	7	58
Cumulative charges through January 29, 2025	$5	$9	$413	$110	$537

Included in the above table, Restructuring Program cumulative restructuring charges for initiatives approved by the Company as of December 31, 2024 and through January 29, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative charges through June 30, 2024	$93	$7	$—	$9	$109
Six months ended December 31, 2024	245	6	—	6	257
Cumulative charges through December 31, 2024	338	13	—	15	366
January 1, 2025 - January 29, 2025	40	—	3	4	47
Cumulative charges through January 29, 2025	$378	$13	$3	$19	$413

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Enabling Function Re-Invention – The Company approved initiatives to reorganize and right-size various corporate functions. These activities will primarily result in employee severance through a net reduction in workforce.

•Future of Brand-led Model – The Company approved initiatives to redesign spans and layers in its marketing and creative organization to make it leaner, faster, and more agile. These activities will primarily result in employee severance through a net reduction in workforce.

•Go-to-Market Operating Model Acceleration – The Company approved initiatives to optimize and right-size the organizational structure within its geographic regions to drive greater efficiency and effectiveness, as well as exit unprofitable brands from specific markets and distribution channels. These activities will result in employee severance through a net reduction in workforce, inventory write-offs, as well as costs associated with sales returns.

•Digital Organization Transformation – The Company approved initiatives to begin to reorganize and right-size its technology functions, which support its internal enterprise and commercial capabilities, to create a leaner, faster, more effective and more agile technology organization. These activities will primarily result in employee severance through a net reduction in workforce.

Once the relevant accounting criteria have been met, the Company expects to record restructuring and other charges of approximately $537 million (before tax) in connection with these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Cumulative Charges
Cumulative charges through June 30, 2024	$—	$—	$92	$23	$115
Three months ended September 30, 2024	—	9	85	12	106
Three months ended December 31, 2024	—	—	171	11	182
Cumulative charges through December 31, 2024	$—	$9	$348	$46	$403

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2024	$90	$2	$—	$—	$92
Three months ended September 30, 2024	82	2	—	1	85
Three months ended December 31, 2024	165	5	—	1	171
Cumulative charges through December 31, 2024	$337	$9	$—	$2	$348

Changes in accrued restructuring charges from the Restructuring Program for the six months ended December 31, 2024 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2024	$88	$—	$—	$—	$88
Charges	247	7	—	2	256
Cash payments	(26)	—	—	(2)	(28)
Non-cash asset write-offs	—	(7)	—	—	(7)
Translation and other adjustments	(8)	—	—	—	(8)
Balance at December 31, 2024	$301	$—	$—	$—	$301

Accrued restructuring charges at December 31, 2024 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $134 million, $156 million, and $11 million for the remainder of fiscal 2025 and for fiscal 2026 and 2027, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results. At December 31, 2024, the notional amount of derivatives not designated as hedging instruments was $3,443 million.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At December 31, 2024, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At December 31, 2024, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in Accumulated Other Comprehensive Loss ("AOCI").

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of December 31, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net loss on derivative instruments designated as fair value hedges in AOCI was less than $1 million and $7 million as of December 31, 2024 and June 30, 2024, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of September 2026. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At December 31, 2024, the Company had cash flow hedges outstanding with a notional amount totaling $1,895 million.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of December 31, 2024, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2024 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $27 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $74 million and $75 million as of December 31, 2024 and June 30, 2024, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2024, the Company had net investment hedges outstanding with a notional amount totaling $1,401 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $206 million at December 31, 2024. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	December 31, 2024	June 30, 2024	Balance Sheet Location	December 31, 2024	June 30, 2024
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts(2)	Prepaid expenses and other current assets; Other assets	$104	$49	Other accrued liabilities	$3	$4
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	88	80	Other accrued liabilities	8	—
Interest rate contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	138	145
Total Derivatives Designated as Hedging Instruments		192	129		149	149
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	14	19	Other accrued liabilities	49	17
Total derivatives		$206	$148		$198	$166

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency forward contracts at December 31, 2024 and June 30, 2024 is $4 million and $2 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.
(3)Included in the asset derivatives for the cross-currency swap contracts at December 31, 2024 and June 30, 2024 is approximately $67 million and $70 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Three Months Ended December 31,			Three Months Ended December 31,
(In millions)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$70	$(36)	Net sales	$14	$12
Interest rate contracts	—	—	Interest expense	1	(1)
Total cash flow hedges	70	(36)		15	11
Derivatives in Net Investment Hedging Relationships(2)(3):
Foreign currency forward contracts	86	(47)		—	—
Cross-currency swap contracts	2	—		—	—
Total net investment hedges	88	(47)		—	—

Total derivatives	$158	$(83)		$15	$11

(1)The amount reclassified into earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the three months ended December 31, 2024 and 2023, the gain recognized in earnings (loss) from net investment hedges related to the amount excluded from effectiveness testing was $8 million and $5 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Six Months Ended December 31,			Six Months Ended December 31,
(In millions)	2024	2023		2024	2023
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$23	$(8)	Net sales	$24	$21
Interest rate contracts	—	—	Interest expense	1	(1)
Total cash flow hedges	23	(8)		25	20
Derivatives in Net Investment Hedging Relationships(2)(3):
Foreign currency forward contracts	22	(17)		—	—
Cross-currency swap contracts	2	—		—	—
Total net investment hedges	24	(17)		—	—

Total derivatives	$47	$(25)		$25	$20

(1)The amount reclassified into earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the six months ended December 31, 2024 and 2023, the gain recognized in earnings (loss) from net investment hedges related to the amount excluded from effectiveness testing was $15 million and $10 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
		Three Months Ended December 31,		Six Months Ended December 31,
(In millions)		2024	2023	2024	2023
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$43	$(24)	$(9)	$(11)
Interest rate contracts(2)	Interest expense	$(34)	$49	$7	$20

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing during the three months ended December 31, 2024 and 2023 was $5 million and $4 million, respectively, and during the six months ended December 31, 2024 and 2023 was $9 million.
(2)Changes in the fair value of the interest rate contracts are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings (loss) for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	December 31, 2024	December 31, 2024
Long-term debt	$856	$(138)
Intercompany debt	$—	$77

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31,
	2024			2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$4,004	$2,585	$90	$4,279	$2,544	$98
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	34	N/A	N/A	(49)
Derivatives designated as hedging instruments	N/A	N/A	(34)	N/A	N/A	49

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(43)	N/A	N/A	24	N/A
Derivatives designated as hedging instruments	N/A	43	N/A	N/A	(24)	N/A

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain (loss) reclassified from AOCI into earnings	N/A	N/A	1	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	14	N/A	N/A	12	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31,
	2024			2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$7,365	$4,883	$182	$7,797	$4,893	$193
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(7)	N/A	N/A	(20)
Derivatives designated as hedging instruments	N/A	N/A	7	N/A	N/A	20

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	9	N/A	N/A	11	N/A
Derivatives designated as hedging instruments	N/A	(9)	N/A	N/A	(11)	N/A

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain (loss) reclassified from AOCI into earnings	N/A	N/A	1	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings	24	N/A	N/A	21	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)		2024	2023	2024	2023
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$31	$7	$(19)	$13

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

	As of December 31, 2024			As of June 30, 2024
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$206	$(86)	$120	$148	$(49)	$99
Derivative liabilities	(198)	86	(112)	(166)	49	(117)
Total derivatives	$8	$—	$8	$(18)	$—	$(18)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,154	$—	$—	$1,154
Foreign currency forward contracts	—	118	—	118
Cross-currency swap contracts	—	88	—	88
Total	$1,154	$206	$—	$1,360

Liabilities:
Foreign currency forward contracts	$—	$52	$—	$52
Interest rate contracts	—	138	—	138
Cross-currency swap contracts	—	8	—	8
Total	$—	$198	$—	$198

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,507	$—	$—	$1,507
Foreign currency forward contracts	—	68	—	68
Cross-currency swap contracts	—	80	—	80
Total	$1,507	$148	$—	$1,655

Liabilities:
Foreign currency forward contracts	$—	$21	$—	$21
Interest rate contracts	—	145	—	145
Total	$—	$166	$—	$166

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2024		June 30, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,586	$2,586	$3,395	$3,395
Current and long-term debt	7,280	6,636	7,771	7,174
Deferred consideration payable	341	342	341	340

Derivatives
Foreign currency forward contracts – asset (liability), net	66	66	47	47
Cross-currency swap contracts - asset (liability), net	80	80	80	80
Interest rate contracts – liability	(138)	(138)	(145)	(145)

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

Nonfinancial assets measured at fair value on a nonrecurring basis

In connection with its interim goodwill and other indefinite-lived intangible asset impairment testing, the Company has measured certain nonfinancial assets at fair value on a nonrecurring basis, classified as Level 3 of the fair value hierarchy. Refer to Note 2 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

NOTE 6 – REVENUE RECOGNITION

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $30 million and $26 million as of December 31, 2024 and June 30, 2024, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	December 31, 2024
Balance at June 30, 2024	$14
Provision for expected credit losses	5
Write-offs, net & other	(1)
Balance at December 31, 2024	$18

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remaining balance of the allowance for doubtful accounts and customer deductions of $12 million as of December 31, 2024 and June 30, 2024, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023
Deferred revenue, beginning of period	$567	$581	$560	$572
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(107)	(96)	(255)	(249)
Revenue deferred during the period	104	124	258	293
Other	(2)	1	(1)	(6)
Deferred revenue, end of period	$562	$610	$562	$610

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2024, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $338 million. The remaining balance of deferred revenue at December 31, 2024 will be recognized beyond the next twelve months, of which $217 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

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

The components of net periodic benefit cost for the three months ended December 31, 2024 and 2023 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023
Service cost	$9	$9	$7	$7	$—	$1
Interest cost	12	11	4	4	2	2
Expected return on plan assets	(12)	(13)	(6)	(6)	—	—
Amortization of:
Actuarial loss (gain)	5	1	(2)	(2)	—	—
Prior service cost	—	—	—	—	(1)	—
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$14	$8	$4	$3	$1	$3

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the six months ended December 31, 2024 and 2023 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2024	2023	2024	2023	2024	2023
Service cost	$18	$18	$14	$13	$—	$1
Interest cost	25	23	9	9	4	4
Expected return on plan assets	(25)	(27)	(13)	(12)	—	—
Amortization of:
Actuarial loss (gain)	10	2	(3)	(4)	—	—
Prior service cost	—	—	—	—	(3)	—
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$28	$16	$8	$6	$1	$5

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	December 31, 2024	June 30, 2024
Other assets	$124	$125
Other accrued liabilities	(44)	(44)
Other noncurrent liabilities	(319)	(339)
Funded status	(239)	(258)
Accumulated other comprehensive loss	239	243
Net amount recognized	$—	$(15)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As of December 31, 2024, it is not probable or reasonably possible that we will incur material losses as a result of the securities class action and derivative matters.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of December 31, 2024, there were 84 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 273 cases as of June 30, 2024. During the six months ended December 31, 2024, 43 new cases were filed and 232 cases were resolved by settlement or voluntary dismissal (including pursuant to the cases that were settled in the talcum litigation settlement agreements described below).

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

To account for the talcum litigation settlement agreements, the Company recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current and potential future claims (amounts recorded for potential future claims is based on the best estimate of the probable loss and a reasonably possible loss beyond the amounts recorded is not expected to be material). As of December 31, 2024, $32 million is recorded in Other accrued liabilities and $89 million is recorded in Other noncurrent liabilities in the accompanying consolidated balance sheet related to the talcum litigation settlement agreements (inclusive of accruals recorded prior to the fiscal 2025 first quarter for any cases settled under these agreements).

There are and could be other plaintiff law firms outside of those included in the talcum litigation settlement agreements that bring claims against the Company. The value of other settlements outside of the talcum litigation settlement agreements, either individually or in the aggregate, for the three and six months ended December 31, 2024 and 2023 was not material. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining filed cases, we record an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of cases we have resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts recorded during the three and six months ended December 31, 2024 for such litigation, outside of the talcum litigation settlement agreements, are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.

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

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $106 million and $109 million for the three months ended December 31, 2024 and 2023, respectively, and was $180 million and $189 million for the six months ended December 31, 2024 and 2023, respectively.

Stock Options

During the six months ended December 31, 2024, the Company granted stock options in respect of approximately 0.9 million shares of Class A Common Stock with a weighted average exercise price per share of $91.36 and a weighted average grant date fair value per share of $29.26. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock Units

During the six months ended December 31, 2024, the Company granted RSUs in respect of approximately 3.2 million shares of Class A Common Stock with a weighted average grant date fair value per share of $92.71 that, at the time of grant, are scheduled to vest at 1.2 million, 1.1 million, and 0.9 million shares per year, in fiscal 2026, fiscal 2027 and fiscal 2028, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the six months ended December 31, 2024, the Company granted PSUs with a target payout of approximately 0.3 million shares of Class A Common Stock with a grant date fair value per share of $92.87, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2027, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
For the PSUs with a performance period ended June 30, 2024, the target goals set at the time of issuance were not achieved, resulting in no shares of the Company’s Class A Common Stock issued related to these awards.

Long-term Performance Share Units

On September 3, 2024, the Company issued 195,940 shares of the Company’s Class A Common Stock to its then Chief Executive Officer in accordance with the terms of PSUs granted in February 2018. The total fair value of PSUs issued during the fiscal 2025 first quarter was $18 million.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except per share data)	2024	2023	2024	2023
Numerator:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(590)	$313	$(746)	$344

Denominator:
Weighted average common shares outstanding – Basic	360.0	358.7	359.8	358.6
Effect of dilutive stock options(1)	—	0.7	—	1.0
Effect of PSUs(1)	—	0.1	—	0.1
Effect of RSUs(1)	—	0.5	—	0.6
Weighted average common shares outstanding – Diluted	360.0	360.0	359.8	360.3

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$(1.64)	$.87	$(2.07)	$.96
Diluted	$(1.64)	$.87	$(2.07)	$.95
(1)For the three and six months ended December 31, 2024, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023
Stock options	8.5	6.6	8.1	5.7
RSUs and PSUs	2.9	1.3	2.1	0.7

As of December 31, 2024 and 2023, 0.6 million and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except per share data)	2024	2023	2024	2023
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	6,778	6,249	6,685	6,153
Common stock dividends	1	1	4	3
Stock-based compensation	110	117	200	211
Paid-in capital, end of the period	6,889	6,367	6,889	6,367

Retained earnings, beginning of the period	13,031	13,784	13,427	13,991
Common stock dividends	(128)	(239)	(368)	(477)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	(590)	313	(746)	344
Retained earnings, end of the period	12,313	13,858	12,313	13,858

Accumulated other comprehensive loss, beginning of the period	(1,057)	(1,063)	(1,140)	(934)
Other comprehensive earnings (loss) attributable to The Estée Lauder Companies Inc.	(284)	207	(201)	78
Accumulated other comprehensive loss, end of the period	(1,341)	(856)	(1,341)	(856)

Treasury stock, beginning of the period	(13,674)	(13,634)	(13,664)	(13,631)
Stock-based compensation	(24)	(29)	(34)	(32)
Treasury stock, end of the period	(13,698)	(13,663)	(13,698)	(13,663)

Total equity	$4,169	$5,712	$4,169	$5,712

Redeemable noncontrolling interest, beginning of the period	$—	$826	$—	$832
Net earnings attributable to redeemable noncontrolling interest	—	11	—	16
Translation adjustments	—	13	—	2
Redeemable noncontrolling interest, end of the period	$—	$850	$—	$850

Cash dividends declared per common share	$.35	$.66	$1.01	$1.32

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2024:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2024	August 30, 2024	September 16, 2024	$.66
October 30, 2024	November 29, 2024	December 16, 2024	$.35

On February 3, 2025, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 17, 2025 to stockholders of record at the close of business on February 28, 2025.

Common Stock
Beginning in December 2022, we suspended the repurchase of shares of our Class A Common Stock under our publicly announced program. We may resume repurchases in the future.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the six months ended December 31, 2024:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts - Fair Value Hedge(2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2024	$57	$(5)	$(183)	$(1,009)		$(1,140)
OCI before reclassifications (3)	18	12	—	(208)	(1)	(178)
Amounts reclassified to Net loss	(19)	(7)	3	—		(23)
Net current-period OCI	(1)	5	3	(208)		(201)
Balance at December 31, 2024	$56	$—	$(180)	$(1,217)		$(1,341)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(3)The tax provision included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts - Fair Value Hedge and Translation Adjustments are $5 million, $4 million, and $7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three and six months ended December 31, 2024 and 2023:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023
Gain on Cash Flow Hedges
Foreign currency forward contracts	$14	$12	$24	$21	Net sales
Interest rate contracts	1	(1)	1	(1)	Interest expense
Total gain on cash flow hedges, before tax	15	11	25	20
Provision for income taxes	(3)	(2)	(6)	(4)	Provision (benefit) for income taxes
Total gain on cash flow hedges, net of tax	12	9	19	16	Net earnings (loss)

Cross-Currency Swap Contracts - Fair Value Hedge
Gain on cross-currency swap contracts, before tax	5	4	9	9	Selling, general and administrative
Provision for income taxes	(1)	(1)	(2)	(2)	Provision (benefit) for income taxes
Total gain on cross-currency swap contracts - fair value hedge, net of tax	4	3	7	7	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	1	—	3	—	Other components of net periodic benefit cost
Amortization of actuarial gain (loss)	(3)	1	(7)	2	Other components of net periodic benefit cost
Total retirement plan and other retiree benefit adjustments, before tax	(2)	1	(4)	2
Benefit (provision) for income taxes	1	(1)	1	(1)	Provision (benefit) for income taxes
Total retirement plan and other retiree benefit adjustments, net of tax	(1)	—	(3)	1	Net earnings (loss)

Total reclassification adjustments, net of tax	$15	$12	$23	$24	Net earnings (loss)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the six months ended December 31, 2024 and 2023 is as follows:

(In millions)	2024	2023
Cash:
Cash paid during the period for interest	$179	$188
Cash paid during the period for income taxes	$327	$263

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$24	$41
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$311	$210

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,921	$2,173	$3,450	$3,813
Makeup	1,150	1,167	2,188	2,229
Fragrance	744	737	1,374	1,373
Hair Care	159	173	298	321
Other	30	30	55	62
	4,004	4,280	7,365	7,798
Returns associated with restructuring and other activities	—	(1)	—	(1)
Net sales	$4,004	$4,279	$7,365	$7,797

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$306	$415	$423	$452
Makeup	(211)	30	(396)	(10)
Fragrance	(446)	131	(386)	238
Hair Care	(3)	(3)	(21)	(25)
Other	(45)	9	(34)	27
	(399)	582	(414)	682
Reconciliation:
Charges associated with restructuring and other activities	(181)	(8)	(287)	(10)
Interest expense	(90)	(98)	(182)	(193)
Interest income and investment income, net	23	40	58	81
Other components of net periodic benefit cost	(3)	3	(5)	5
Earnings (loss) before income taxes	$(650)	$519	$(830)	$565

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,223	$1,242	$2,410	$2,450
Europe, the Middle East & Africa	1,494	1,589	2,724	2,841
Asia/Pacific	1,287	1,449	2,231	2,507
	4,004	4,280	7,365	7,798
Returns associated with restructuring and other activities	—	(1)	—	(1)
Net sales	$4,004	$4,279	$7,365	$7,797

Operating income (loss):
The Americas	$(823)	$(55)	$(991)	$(237)
Europe, the Middle East & Africa	316	379	406	523
Asia/Pacific	108	258	171	396
	(399)	582	(414)	682
Charges associated with restructuring and other activities	(181)	(8)	(287)	(10)
Operating income (loss)	$(580)	$574	$(701)	$672

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region. During the fiscal 2025 second quarter, the Company exited Dr.Jart+ from the travel retail channel in Korea.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and six months ended December 31, 2024 and 2023, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023
NET SALES
By Product Category:
Skin Care	$1,921	$2,173	$3,450	$3,813
Makeup	1,150	1,167	2,188	2,229
Fragrance	744	737	1,374	1,373
Hair Care	159	173	298	321
Other	30	30	55	62
	4,004	4,280	7,365	7,798
Returns associated with restructuring and other activities	—	(1)	—	(1)
Net sales	$4,004	$4,279	$7,365	$7,797

By Region(1):
The Americas	$1,223	$1,242	$2,410	$2,450
Europe, the Middle East & Africa	1,494	1,589	2,724	2,841
Asia/Pacific	1,287	1,449	2,231	2,507
	4,004	4,280	7,365	7,798
Returns associated with restructuring and other activities	—	(1)	—	(1)
Net sales	$4,004	$4,279	$7,365	$7,797

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$306	$415	$423	$452
Makeup	(211)	30	(396)	(10)
Fragrance	(446)	131	(386)	238
Hair Care	(3)	(3)	(21)	(25)
Other	(45)	9	(34)	27
	(399)	582	(414)	682
Charges associated with restructuring and other activities	(181)	(8)	(287)	(10)
Operating income (loss)	$(580)	$574	$(701)	$672

By Region(1):
The Americas	$(823)	$(55)	$(991)	$(237)
Europe, the Middle East & Africa	316	379	406	523
Asia/Pacific	108	258	171	396
	(399)	582	(414)	682
Charges associated with restructuring and other activities	(181)	(8)	(287)	(10)
Operating income (loss)	$(580)	$574	$(701)	$672

(1) The net sales from the Company's travel retail business are included in the Europe, the Middle East & Africa region, and operating income attributable to these net sales are included in that region and in The Americas. The exception is for net sales and operating income of Dr.Jart+ in the travel retail channel in Korea that are reflected in Korea in the Asia/Pacific region. During the fiscal 2025 second quarter, the Company exited Dr.Jart+ from the travel retail channel in Korea.

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings (loss) data as a percentage of net sales:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.9	27.0	25.6	28.5
Gross profit	76.1	73.0	74.4	71.5

Operating expenses:
Selling, general and administrative	64.6	59.5	66.3	62.8
Restructuring and other charges	4.5	0.2	3.8	0.1
Impairment of goodwill and other intangible assets	21.5	—	11.7	—
Talcum litigation settlement agreements	—	—	2.2	—
Total operating expenses	90.6	59.6	83.9	62.9

Operating income (loss)	(14.5)	13.4	(9.5)	8.6
Interest expense	2.2	2.3	2.5	2.5
Interest income and investment income, net	0.6	0.9	0.8	1.0
Other components of net periodic benefit cost	0.1	(0.1)	0.1	(0.1)

Earnings (loss) before income taxes	(16.2)	12.1	(11.3)	7.2
Provision (benefit) for income taxes	(1.5)	4.6	(1.1)	2.6

Net earnings (loss)	(14.7)	7.6	(10.1)	4.6
Net earnings attributable to redeemable noncontrolling interest	—	(0.3)	—	(0.2)

Net earnings (loss) attributable to The Estée Lauder Companies Inc.	(14.7)%	7.3%	(10.1)%	4.4%

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

THE ESTÉE LAUDER COMPANIES INC.
New product innovation includes the introduction of new products, as well as changes related to existing products or where they are sold, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is launched at different price points than existing products and value derived from innovation may vary from year-to-year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results.
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

•Our skin care net sales decreased 12% for the three months ended December 31, 2024, primarily driven by lower net sales from Estée Lauder and La Mer. The decrease in net sales from Estée Lauder for the three months ended December 31, 2024 was primarily driven by declines in mainland China, as well as, to a lesser extent, declines in net sales in our Asia travel retail business and in Hong Kong SAR, reflecting the overall challenging retail environments, including ongoing pressure from subdued sentiment from Chinese consumers. Net sales from La Mer decreased, primarily driven by the aforementioned overall challenging retail environment within our Asia travel retail business.

•Our makeup net sales decreased 1% for the three months ended December 31, 2024, primarily reflecting lower net sales from M·A·C, TOM FORD, Smashbox and Bobbi Brown. The decrease in net sales from M·A·C was primarily driven by lower net sales in the eye and face subcategories. Net sales from TOM FORD decreased, primarily driven by lower net sales in mainland China and our Asia travel retail business, reflecting the overall challenging retail environments, including ongoing pressure from subdued sentiment from Chinese consumers, as well as lower net sales in Hong Kong SAR, driven by the eye subcategory. Net sales from Smashbox decreased, primarily driven by North America, reflecting lower net sales in the face subcategory. The decrease in net sales from Bobbi Brown was driven by lower net sales in the lip subcategory. Partially offsetting the decrease in makeup net sales were higher net sales from Clinique in all geographic regions, led by North America, reflecting the launch in Amazon's U.S. Premium Beauty store, as well as the success of hero products, and higher net sales from Estée Lauder, driven by growth in the face subcategory.

THE ESTÉE LAUDER COMPANIES INC.
•Our fragrance net sales increased 1% for the three months ended December 31, 2024, reflecting higher net sales from Le Labo, and to a lesser extent, Editions de Parfums Frédéric Malle. Net sales from Le Labo increased, primarily reflecting growth of hero products, targeted expanded consumer reach and new product launches. The increase in net sales from Editions de Parfums Frédéric Malle reflected growth across the product portfolio as well as targeted expanded consumer reach. Offsetting the reported fragrance net sales increase were lower net sales from Estée Lauder, Clinique and TOM FORD. Net sales from Estée Lauder decreased, primarily driven by lower net sales across its fragrance portfolio. The decrease in net sales from Clinique was primarily due to lower net sales from the Clinique Happy franchise line of products. Net sales from TOM FORD decreased, primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales, resulting in lower replenishment orders, as well as the overall challenging retail environments in mainland China and Hong Kong SAR, including ongoing pressure from subdued sentiment from Chinese consumers.

•Our hair care net sales decreased 8% for the three months ended December 31, 2024, primarily attributable to lower net sales from Aveda, reflecting our softness in the North America and Europe, the Middle East & Africa salon channels, softness in our direct-to-consumer business, as well as the unfavorable impact of timing of shipments compared to the prior-year period.

Our global distribution capability and operations allow us to focus on targeted expanded consumer reach wherever consumer demographics and trends are attractive. Our regional organizations, and the expertise of our people there, enable our brands to be more locally and culturally relevant in both product assortment and communications. We are continually evolving the way we connect with our consumers in stores, online and where they travel, including by expanding our digital and social media presence and the engagement of global and local influencers to amplify brand or product stories. We tailor implementation of our strategy by market to drive consumer engagement, recruitment and loyalty. We strive to strengthen our presence in large, image-building core markets, while broadening our presence in emerging markets.

•Net sales in The Americas decreased 2% for the three months ended December 31, 2024, primarily reflecting lower net sales in North America and to Latin America distributors. Net sales in North America decreased, reflecting softness in our retail sales, including challenges with our distribution mix, skewed towards slower-growing channels. These challenges were largely offset by the launch of nine brands to-date in Amazon's U.S. Premium Beauty store. Net sales to Latin America distributors decreased, due in part, to lower net sales in fragrance, driven by Estée Lauder.

•Net sales in Europe, the Middle East & Africa decreased 6% for the three months ended December 31, 2024, primarily driven by lower net sales in our Asia travel retail business, reflecting the impacts from an overall challenging retail environment, including ongoing pressure from subdued sentiment from Chinese consumers.

•Net sales in Asia/Pacific decreased 11% for the three months ended December 31, 2024, primarily driven by lower net sales from mainland China, Korea, and Hong Kong SAR, reflecting the impacts from the overall challenging retail environments, including subdued consumer sentiment. The net sales decline in Korea also reflects the exit of Dr.Jart+ from the travel retail channel in Korea during the fiscal 2025 second quarter.

Outlook

We have experienced challenges within our business, including in our Asia travel retail business, and we expect volatility and uncertainty to continue, given the ongoing, subdued consumer sentiment in China and Korea, as well as pressures from changes in selling policies at several Korean retailers. In North America, we continue to underperform the industry. We are also monitoring evolving global geopolitical risks and tensions, including the imposition of tariffs. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

THE ESTÉE LAUDER COMPANIES INC.
We continue to believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths, such as our history of outstanding creativity and innovation, high quality products and services, and engaging communications, and make us more productive and profitable. With the transition of leadership announced in the second quarter of fiscal 2025, we have embarked on “Beauty Reimagined,” that aims to accelerate best-in-class consumer coverage, create transformative innovation, boost consumer-facing investments and enable growth through more efficiencies expected through the expansion of the Profit Recovery and Growth Plan ("PRGP"), as discussed below.

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; competitive pressures; legal and regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. For example, any potential tariffs on imports into the United States and/or tariffs on imports into other countries could have a material adverse effect on our business, as could geopolitical tensions between the United States and other countries. We are also mindful of inflationary pressures on our cost base and are monitoring the impact on consumer preferences, and the impact of changes being made in the organization, including those related to the PRGP. We are also mindful of, and monitoring, the potential impact of changes expected to be made as part of the PRGP on suppliers, retailers and others, and challenges relating to successfully outsourcing select services. Declines in net sales and profitability have, and may continue to, adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.

Restructuring Program Component of the Profit Recovery and Growth Plan

As announced on November 1, 2023, we launched the PRGP to help progressively rebuild our profit margins in fiscal years 2025 and 2026.

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

As a component of the PRGP, on February 5, 2024, we announced a two-year restructuring program. The restructuring program’s main focus included the reorganization and rightsizing of certain areas of our business as well as simplification and acceleration of processes. We committed to this course of action on February 1, 2024.

In connection with the restructuring program, we estimated a net reduction in the range of approximately 1,800 to 3,000 positions globally, which was about 3-5% of our positions including temporary and part-time employees as of June 30, 2023. This reduction took into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.

We planned to substantially complete specific initiatives under the restructuring program through fiscal 2026. We expected that the restructuring program would result in restructuring and other charges totaling between $500 million and $700 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs associated with implementing these initiatives.

After reviewing additional potential initiatives and the progress of previously approved initiatives, on February 3, 2025, we committed to the expansion of the PRGP, including an expansion of the restructuring program.

The expansion of the overall PRGP is focused on three key areas. First, we plan to adopt a more competitive approach to procurement, a key pillar of savings, by further consolidating spending and strategically re-evaluating key supplier relationships. Second, we plan to further improve efficiencies within our supply chain network through a zero-waste approach, aiming to improve demand forecasting and innovation planning to minimize excess inventory and product destruction. Third, we are outsourcing select services to proven global partners.

THE ESTÉE LAUDER COMPANIES INC.
The expanded component of the restructuring program will begin during our fiscal 2025 third quarter with all initiatives to be approved by the end of fiscal 2026. Specific initiatives under the expanded component of the restructuring program are expected to be substantially completed by the end of fiscal 2027. The focus of the now expanded restructuring program (now, collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas and (ii) simplification and acceleration of processes, along with the newly added focus on (i) outsourcing of select services and (ii) evolution of go-to-market footprint and selling models.

In connection with the Restructuring Program, we now estimate a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of our positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

We now expect that the Restructuring Program will result in restructuring and other charges totaling between $1,200 million and $1,600 million, before taxes, consisting of employee-related costs, contract terminations, asset write-offs and other costs associated with implementing these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

Once fully implemented, we now expect the Restructuring Program to yield annual target gross benefits of between $800 million and $1,000 million, before taxes, a portion of which is expected to be reinvested in consumer-facing activities. The net benefits of the PRGP, which includes the Restructuring Program, are expected to enable a return to a double-digit operating margin over the next few years.

Further information about the Restructuring Program Component of the Profit Recovery and Growth Plan, is described in Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein.

Talcum Litigation Settlement Agreements

From the end of August 2024 through October 2024, we reached agreements with certain plaintiff law firms (collectively, the “talcum litigation settlement agreements”) for: (i) the resolution of pending cosmetic talcum powder matters handled by those firms as well as (ii) a process for resolving potential future cosmetic talcum powder claims expected to be brought on behalf of plaintiffs by those firms from January 1, 2025 through December 31, 2029, with annual capped amounts per year for each participating law firm. To account for the talcum litigation settlement agreements, we recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current claims and an estimated amount for potential future claims. Further information about the talcum litigation settlement agreements, is described in Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies herein.

THE ESTÉE LAUDER COMPANIES INC.
Impairment Analysis During the Six Months Ended December 31, 2024

During the fiscal 2025 second quarter, the TOM FORD brand experienced lower-than-expected growth within key geographic regions and channels, including in mainland China, Asia travel retail and Hong Kong SAR. Also during the fiscal 2025 second quarter, the Too Faced reporting unit experienced lower-than-expected results in key geographic regions and channels. As a result, we made revisions to the internal forecasts relating to our TOM FORD brand and Too Faced reporting unit. Additionally, there were increases in the weighted average cost of capital for both the TOM FORD brand and Too Faced reporting unit as compared to the prior-year annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024.

We concluded that the changes in circumstances in the TOM FORD brand and Too Faced reporting unit, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of the TOM FORD trademark and the Too Faced trademark and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, we performed interim impairment tests for the TOM FORD and Too Faced trademarks and Too Faced goodwill as well as a recoverability test for the Too Faced long-lived assets as of December 31, 2024. We concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method, and recorded an impairment charge of $773 million for TOM FORD and $75 million for Too Faced. We concluded that the carrying amounts of the long-lived assets for Too Faced were recoverable. Additionally, as a result of the interim impairment review, the remaining carrying value of Too Faced’s goodwill was not recoverable and we recorded an impairment charge of $13 million, reducing the carrying value to zero. The significant assumptions used in the relief-from-royalty method include revenue growth rates and profit margins, terminal values, weighted-average cost of capital used to discount future cash flows and royalty rates. The most significant unobservable input used to estimate the fair value of the TOM FORD and Too Faced trademark intangible assets was the weighted average cost of capital, which was 11.5% and 14%, respectively.

A summary of the impairment charges for the three and six months ended December 31, 2024 and the remaining trademark and goodwill carrying values as of December 31, 2024, for the TOM FORD brand and Too Faced reporting unit, are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Three and Six Months Ended December 31, 2024		As of December 31, 2024
Brand/Reporting Unit	Geographic Region	Trademark	Goodwill	Trademark(2)	Goodwill
TOM FORD	The Americas	$773	$—	$1,805	$—
Too Faced	The Americas	75	13	112	—
Total		$848	$13	$1,917	$—
(1)The date of the fair value measurement for the TOM FORD and Too Faced trademark intangible assets and Too Faced reporting unit was December 31, 2024.
(2)The carrying values of the trademark intangible assets, subsequent to the impairment charges, are equal to their fair values.

The impairment charge related to the TOM FORD trademark intangible asset for the three and six months ended December 31, 2024 of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category.

The fair value of the TOM FORD and Too Faced trademarks were equal to their carrying values subsequent to the impairment charges taken as of December 31, 2024. The key assumptions used to determine the estimated fair value of the trademarks are primarily predicated on the success of future new product launches, the ability to secure strategic price increases, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments in which the TOM FORD brand or Too Faced reporting unit operates, resulting changes in the key assumptions could have negative impacts on the estimated fair value of the trademarks, and it is possible we could recognize additional impairment charges in the future.

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$4,004	$4,279	$7,365	$7,797
$ Change from prior-year period	(275)		(432)
% Change from prior-year period	(6)%		(6)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%		(6)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased for the three and six months ended December 31, 2024, primarily driven by a decrease in skin care and, to a lesser extent, makeup and hair care. The decrease in skin care net sales in both periods was primarily driven by lower net sales from Estée Lauder and La Mer.

By geographic region, reported net sales decreased for the three and six months ended December 31, 2024, reflecting lower net sales across all geographic regions, primarily driven by Asia/Pacific and Europe, the Middle East & Africa. The decrease in net sales in Asia/Pacific was primarily driven by lower net sales from mainland China, Korea and Hong Kong SAR. For the three and six months ended December 31, 2024, the decrease in net sales in Europe, the Middle East & Africa was primarily driven by lower net sales in our travel retail business.

Reported net sales decreased 6% for the three months ended December 31, 2024, driven by the decrease from volume of 11%. Partially offsetting this decrease was an increase from pricing of 4% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported net sales decreased 6% for the six months ended December 31, 2024, driven by the decrease from volume of 9%. Partially offsetting this decrease was an increase from pricing of 4% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. For the three and six months ended December 31, 2024, there were no returns associated with restructuring and other activities, and for each of the three and six months ended December 31, 2023, there were $1 million in returns associated with restructuring and other activities.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,921	$2,173	$3,450	$3,813
$ Change from prior-year period	(252)		(363)
% Change from prior-year period	(12)%		(10)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(12)%		(10)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales decreased for the three and six months ended December 31, 2024, reflecting lower net sales from Estée Lauder and La Mer, combined, of approximately $201 million and $318 million, respectively.

The decrease in net sales from Estée Lauder for the three and six months ended December 31, 2024 was primarily driven by declines in mainland China, as well as, to a lesser extent, declines in net sales in our Asia travel retail business and in Hong Kong SAR, reflecting the overall challenging retail environments, including ongoing pressure from subdued sentiment from Chinese consumers.

For the three and six months ended December 31, 2024, net sales from La Mer decreased, primarily driven by the aforementioned overall challenging retail environment within our Asia travel retail business.

Skin care net sales were impacted by approximately $2 million of unfavorable and $11 million of favorable foreign currency translation for the three and six months ended December 31, 2024, respectively.

Reported skin care net sales decreased 12% for the three months ended December 31, 2024, driven by the decrease from volume of 15%. Partially offsetting this decrease was an increase from pricing of 4% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported skin care net sales decreased 10% for the six months ended December 31, 2024, driven by the decrease from volume of 12%. Partially offsetting this decrease was an increase from pricing of 2% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Makeup

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,150	$1,167	$2,188	$2,229
$ Change from prior-year period	(17)		(41)
% Change from prior-year period	(1)%		(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%		(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported makeup net sales decreased slightly for the three months ended December 31, 2024, primarily driven by lower net sales from M·A·C, TOM FORD, Smashbox and Bobbi Brown, combined, of approximately $30 million. The decrease in net sales from M·A·C was primarily driven by lower net sales in the eye and face subcategories. Net sales from TOM FORD decreased, primarily driven by lower net sales in mainland China and our Asia travel retail business, reflecting the overall challenging retail environments, including ongoing pressure from subdued sentiment from Chinese consumers, as well as lower net sales in Hong Kong SAR, driven by the eye subcategory. Net sales from Smashbox decreased, primarily driven by North America, reflecting lower net sales in the face subcategory. The decrease in net sales from Bobbi Brown was driven by lower net sales in the lip subcategory.

Reported makeup net sales decreased for the six months ended December 31, 2024, reflecting lower net sales from M·A·C, and to a lesser extent, Smashbox, Too Faced and TOM FORD, combined, of approximately $84 million. The decrease in net sales from M·A·C was primarily driven by lower net sales in the face and eye subcategories and reflected softness in the brand's retail sales in North America. Net sales from Smashbox decreased, primarily reflecting lower net sales in the face and eye subcategories. The decrease in net sales from Too Faced was primarily driven by North America, reflecting lower net sales in the face and lip subcategories. Net sales from TOM FORD decreased, primarily driven by lower net sales in mainland China, reflecting the overall challenging retail environment, including ongoing pressure from subdued sentiment from Chinese consumers, as well as lower net sales in Hong Kong SAR, driven by the eye subcategory.

Partially offsetting the makeup net sales decreases for the three and six months ended December 31, 2024 were higher net sales from Clinique and Estée Lauder, combined, of approximately $18 million and $52 million, respectively. Net sales from Clinique increased across all geographic regions, led by North America, reflecting the launch in Amazon's U.S. Premium Beauty store, as well as the success of hero products. Net sales from Estée Lauder increased, primarily driven by growth in the face subcategory.

Makeup net sales were impacted by approximately $11 million and $9 million of unfavorable foreign currency translation for the three and six months ended December 31, 2024, respectively.

Reported makeup net sales decreased 1% for the three months ended December 31, 2024, driven by the decrease from volume of 7% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 6% due to the favorable impact from strategic pricing actions and changes in mix.

Reported makeup net sales decreased 2% for the six months ended December 31, 2024, driven by the decrease from volume of 8%. Partially offsetting this decrease was an increase from pricing of 6% due to the favorable impact from strategic pricing actions and changes in mix.

Fragrance

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$744	$737	$1,374	$1,373
$ Change from prior-year period	7		1
% Change from prior-year period	1%		—%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	2%		—%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales increased slightly for the three months ended December 31, 2024, reflecting higher net sales from Le Labo, and to a lesser extent, Editions de Parfums Frédéric Malle, combined, of approximately $26 million. Net sales from Le Labo increased, primarily reflecting growth of hero products, targeted expanded consumer reach and new product launches. The increase in net sales from Editions de Parfums Frédéric Malle reflected growth across the product portfolio as well as targeted expanded consumer reach.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales remained virtually flat for the six months ended December 31, 2024, reflecting higher net sales from Le Labo, and to a lesser extent, Kilian Paris, Editions de Parfums Frédéric Malle and incremental net sales associated with the fiscal 2025 first quarter launch of BALMAIN Beauty, combined, of approximately $50 million. Net sales from Le Labo increased, primarily reflecting targeted expanded consumer reach, growth of hero products and new product launches. The increase in net sales from Kilian Paris reflected the success of new product launches. The increase in net sales from Editions de Parfums Frédéric Malle reflected growth across the product portfolio as well as targeted expanded consumer reach.

Offsetting the reported fragrance net sales increase for the three and six months ended December 31, 2024 were lower net sales from Estée Lauder, Clinique and TOM FORD, combined, of approximately $25 million and $54 million, respectively. Net sales from Estée Lauder decreased in both periods, primarily driven by lower net sales across its fragrance portfolio. The decrease in net sales from Clinique in both periods was primarily due to lower net sales from the Clinique Happy franchise line of products. Net sales from TOM FORD decreased in both periods, primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales, resulting in lower replenishment orders, as well as the overall challenging retail environments in mainland China and Hong Kong SAR, including ongoing pressure from subdued sentiment from Chinese consumers.

Fragrance net sales were impacted by approximately $5 million and $2 million of unfavorable foreign currency translation for the three and six months ended December 31, 2024, respectively.

Reported fragrance net sales increased 1% for the three months ended December 31, 2024, driven by an increase from pricing of 7%, due to the favorable impact from strategic pricing actions and changes in mix. Partially offsetting this increase was the decrease from volume of 5% and the unfavorable impact from foreign currency translation of 1%.

Reported fragrance net sales were virtually flat for the six months ended December 31, 2024, driven by an increase from pricing of 6%, due to the favorable impact from strategic pricing actions and changes in mix, offset by the decrease from volume of 6%.

Hair Care

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$159	$173	$298	$321
$ Change from prior-year period	(14)		(23)
% Change from prior-year period	(8)%		(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(8)%		(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three and six months ended December 31, 2024, driven by lower net sales from Aveda, primarily driven by our softness in the North America and Europe, the Middle East & Africa salon channels, softness in our direct-to-consumer business, as well as the unfavorable impact of timing of shipments compared to the prior-year periods.

Reported hair care net sales decreased 8% for the three months ended December 31, 2024, driven by the decrease from volume of 6% and a decrease from pricing of 2%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions.

Reported hair care net sales decreased 7% for the six months ended December 31, 2024, driven by the decrease from volume of 6% and a decrease from pricing of 2%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
Geographic Regions

The Americas

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,223	$1,242	$2,410	$2,450
$ Change from prior-year period	(19)		(40)
% Change from prior-year period	(2)%		(2)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	—%		(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased for the three months ended December 31, 2024, primarily reflecting lower net sales in North America, and to Latin America distributors, combined, of approximately $12 million. Net sales in North America decreased, reflecting softness in our retail sales, including challenges with our distribution mix, skewed toward slower-growing channels. These challenges were largely offset by the launch of nine brands to-date in Amazon's U.S. Premium Beauty store. Net sales to Latin America distributors decreased for the three months ended December 31, 2024, due in part, to lower net sales in fragrance, driven by Estée Lauder.

Reported net sales in The Americas decreased for the six months ended December 31, 2024, primarily reflecting lower net sales in North America, to Latin America distributors and in Mexico, combined, of approximately $31 million. The decrease in net sales from North America reflected softness in our retail sales, including challenges with our distribution mix, skewed towards slower-growing channels. These challenges were largely offset by the launch of nine brands to-date in Amazon's U.S. Premium Beauty store. Net sales to Latin America distributors decreased, due in part, to lower net sales in fragrance, driven by Estée Lauder. The decrease in net sales in Mexico was primarily driven by the unfavorable impact of foreign currency translation.

Net sales in The Americas were impacted by approximately $13 million and $24 million of unfavorable foreign currency translation for the three and six months ended December 31, 2024, respectively.

Reported net sales in The Americas decreased 2% for the three months ended December 31, 2024, driven by the decrease from volume of 11% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 11%, due to the favorable impact of strategic pricing actions and changes in mix.

Reported net sales in The Americas decreased 2% for the six months ended December 31, 2024, driven by the decrease from volume of 9% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 8%, due to the favorable impact of strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Europe, the Middle East & Africa

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,494	$1,589	$2,724	$2,841
$ Change from prior-year period	(95)		(117)
% Change from prior-year period	(6)%		(4)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(6)%		(5)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa for the three and six months ended December 31, 2024, primarily driven by lower net sales in our Asia travel retail business, reflecting the impacts from an overall challenging retail environment, including ongoing pressure from subdued sentiment from Chinese consumers.

Partially offsetting the decrease in reported net sales in Europe, the Middle East & Africa for the six months ended December 31, 2024 were higher net sales from Israel and Turkey, combined, of approximately $21 million. Net sales in Israel increased, reflecting business disruption in the prior-year period, including the closure of stores which have since reopened. Net sales from Turkey increased, primarily driven by growth in makeup, led by higher net sales from M·A·C, and growth in skin care, led by higher net sales from Estée Lauder.

Net sales in Europe, the Middle East & Africa were impacted by approximately $4 million of unfavorable and $19 million of favorable foreign currency translation for the three and six months ended December 31, 2024, respectively.

Reported net sales in Europe, the Middle East & Africa decreased 6% for the three months ended December 31, 2024, driven by the decrease from volume of 5%. The impact of pricing was flat period-over-period.

Reported net sales in Europe, the Middle East & Africa decreased 4% for the six months ended December 31, 2024, driven by the decrease from volume of 5%, partially offset by the favorable impact from foreign currency translation of 1%. The impact of pricing was flat period-over-period.

Asia/Pacific

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Net sales	$1,287	$1,449	$2,231	$2,507
$ Change from prior-year period	(162)		(276)
% Change from prior-year period	(11)%		(11)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(11)%		(11)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales decreased in Asia/Pacific for the three and six months ended December 31, 2024, primarily driven by lower net sales from mainland China, Korea, and Hong Kong SAR, combined, of approximately $166 million and $285 million, respectively, reflecting the impacts from the overall challenging retail environments, including subdued consumer sentiment. The net sales decline in Korea in both periods also reflects the exit of Dr.Jart+ from the travel retail channel in Korea during the fiscal 2025 second quarter.

Net sales in Asia/Pacific were impacted by approximately $1 million of unfavorable and $5 million of favorable foreign currency translation for the three and six months ended December 31, 2024, respectively.

Reported net sales in Asia/Pacific decreased 11% for the three months ended December 31, 2024, driven by the decrease from volume of 16%. Partially offsetting this decrease was an increase from pricing of 4% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported net sales in Asia/Pacific decreased 11% for the six months ended December 31, 2024, driven by the decrease from volume of 15%. Partially offsetting this decrease was an increase from pricing of 4% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

GROSS MARGIN
Gross margin increased to 76.1% and 74.4% for the three and six months ended December 31, 2024, as compared with 73.0% and 71.5% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2024
	Three Months Ended	Six Months Ended
As Reported:
Mix of business	55	35
Obsolescence charges	155	170
Manufacturing costs and other	110	105
Foreign exchange transactions	(10)	(10)
Charges associated with restructuring and other activities	—	(10)
As Reported Gross Margin Basis Point Variance	310	290

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	—	10
Non-GAAP Gross Margin Basis Point Variance	310	300

The increase in gross margin for the three and six months ended December 31, 2024 was driven by lower obsolescence charges, due to a reduction in excess inventory. Also contributing to the increase in gross margin was the favorable impact from manufacturing costs and other, reflecting favorability in cost efficiencies within our global supply chain network, the impact in both periods of the recognition of manufacturing variances associated with reduced manufacturing volumes on our standard cost within cost of sales in the second half of fiscal 2024, partially offset by the impact of inflation on our costs. Additionally, there was a favorable impact from our mix of business, reflecting the benefit of net strategic pricing actions, partially offset by the impact of lower net sales.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales were 90.6% and 83.9% for the three and six months ended December 31, 2024, as compared with 59.6% and 62.9% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2024
	Three Months Ended	Six Months Ended
As Reported:
General and administrative expenses	(200)	(140)
Advertising, merchandising, sampling and product development	(210)	(120)
Selling	(130)	(120)
Shipping	30	20
Store operating costs	(20)	(20)
Stock-based compensation	(10)	10
Foreign exchange transactions	30	20
Charges associated with restructuring and other activities	(430)	(370)
Goodwill and other intangible asset impairments	(2,150)	(1,170)
Talcum litigation settlement agreements	—	(220)
Changes in fair value of DECIEM acquisition-related stock options	(10)	10
As Reported Operating Expense Margin Basis Point Variance	(3,100)	(2,100)

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	440	360
Goodwill and other intangible asset impairments	2,150	1,170
Talcum litigation settlement agreements	—	220
Changes in fair value of DECIEM acquisition-related stock options	10	(10)
Non-GAAP Operating Expense Margin Basis Point Variance	(500)	(360)

The unfavorable change in operating expense margin for the three and six months ended December 31, 2024 reflects the impact of the decrease in net sales, as well as higher general and administrative and selling expenses, and for the three months ended December 31, 2024, also reflects higher advertising, merchandising, sampling and product development expenses. The increase in general and administrative expenses in both periods primarily reflected the year-over-year unfavorable impact of a change in policy related to local government subsidies in China. Selling expenses increased in both periods as we continue to invest in our business, reflecting higher staffing costs to support sales, targeted expanded consumer reach and key campaigns.

The increase in advertising, merchandising, sampling and product development expenses for the three months ended December 31, 2024 reflected investments to support sales, including through key campaigns and launches, as well as the year-over-year timing of expenses.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income (loss)	$(580)	$574	$(701)	$672
$ Change from prior-year period	(1,154)		(1,373)
% Change from prior-year period	(100+)%		(100+)%

Operating margin	(14.5)%	13.4%	(9.5)%	8.6%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, the impact of goodwill and other intangible asset impairments, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options	(20)%		(12)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin for the three and six months ended December 31, 2024 primarily reflects an increase in operating expense margin, driven by goodwill and other intangible asset impairments relating to TOM FORD and Too Faced, combined, of $861 million, included in the makeup, fragrance and other product categories, and a decrease in net sales, partially offset by an increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income (loss) by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended December 31, 2024 and 2023 of $181 million and $8 million, respectively, and for the six months ended December 31, 2024 and 2023 of $287 million and $10 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Skin Care

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$306	$415	$423	$452
$ Change from prior-year period	(109)		(29)
% Change from prior-year period	(26)%		(6)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of DECIEM acquisition-related stock options	(25)%		(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased for the three and six months ended December 31, 2024, primarily driven by lower operating results from La Mer, and to a lesser extent, The Ordinary and Estée Lauder, combined, of approximately $132 million and $192 million, respectively. Operating results from La Mer decreased in both periods, primarily driven by a decrease in net sales and an increase in advertising and promotional activities to support key shopping moments and new product launches, partially offset by lower cost of sales. The decrease in operating results from The Ordinary in both periods was primarily driven by higher advertising and promotional expenses due to the timing of advertising and promotional activities compared to the prior-year period and higher cost of sales due to changes in product mix. Operating results from Estée Lauder decreased in both periods, primarily driven by a decrease in net sales, partially offset by lower cost of sales and reflecting disciplined advertising and promotional expense management. Partially offsetting the decline in skin care operating income for the product category overall was lower cost of sales.

Makeup

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income (loss)	$(211)	$30	$(396)	$(10)
$ Change from prior-year period	(241)		(386)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the the impact of goodwill and other intangible asset impairments and talcum litigation settlement agreements	57%		100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup operating results decreased for the three and six months ended December 31, 2024, primarily driven by the unfavorable year-over-year impacts of other intangible asset impairment charges relating to TOM FORD and Too Faced, combined, of $245 million and a goodwill impairment charge relating to Too Faced of $13 million, as well as lower net sales, partially offset by lower cost of sales. Also contributing to the decrease in makeup operating results for the six months ended December 31, 2024 was the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million.

Fragrance

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income (loss)	$(446)	$131	$(386)	$238
$ Change from prior-year period	(577)		(624)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of other intangible asset impairments	(21)%		(32)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating income decreased for the three and six months ended December 31, 2024, primarily driven by lower operating results from TOM FORD, and to a lesser extent, Jo Malone London, combined, of approximately $571 million and $603 million, respectively. The decrease in operating results from TOM FORD in both periods was primarily driven by an unfavorable year-over-year impact of the other intangible asset impairment charge of $549 million. Also contributing to the decrease in operating results from TOM FORD for the six months ended December 31, 2024 was a decline in net sales, an increase in selling expenses to support the growth of the business and an increase in advertising and promotional activities to support new product launches. The decrease in operating results from Jo Malone London in both periods was due to higher advertising and promotional activities and selling expenses to support key campaigns, partially offset by lower cost of sales. Also contributing to the decrease in operating results from Jo Malone London for the six months ended December 31, 2024 was higher store operating costs to support targeted expanded consumer reach.

Hair Care

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating loss	$(3)	$(3)	$(21)	$(25)
$ Change from prior-year period	—		4
% Change from prior-year period	—%		16%

Reported hair care operating results were flat for the three months ended December 31, 2024 and increased slightly for the six months ended December 31, 2024, primarily reflecting a decrease in operating expenses and lower cost of sales, partially offset by a decrease in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions
The Americas

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating loss	$(823)	$(55)	$(991)	$(237)
$ Change from prior-year period	(768)		(754)
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating loss from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments, talcum litigation settlement agreements and change in fair value of DECIEM acquisition-related stock options	100+%		100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating loss in The Americas increased for the three and six months ended December 31, 2024, primarily reflecting lower operating results in North America of approximately $764 million and $744 million, respectively. The lower operating results were primarily driven by the unfavorable year-over-year impacts of other intangible asset impairment charges relating to TOM FORD and Too Faced of $848 million and a goodwill impairment charge relating to Too Faced of $13 million, partially offset by lower cost of sales, including lower obsolescence charges compared to the prior-year period due to a reduction in excess inventory, and the favorable year-over-year impact relating to net intercompany activity. Also contributing to the decrease in operating results in North America for the six months ended December 31, 2024 was the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million.

Europe, the Middle East & Africa

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$316	$379	$406	$523
$ Change from prior-year period	(63)		(117)
% Change from prior-year period	(17)%		(22)%

Reported operating income decreased in Europe, the Middle East & Africa for the three and six months ended December 31, 2024, primarily driven by lower results from our travel retail business, reflecting a decrease in net sales and the unfavorable year-over-year impact of net intercompany activity, partially offset by lower cost of sales and disciplined advertising and promotional expense management.

THE ESTÉE LAUDER COMPANIES INC.

Asia/Pacific

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2024	2023	2024	2023
As Reported:
Operating income	$108	$258	$171	$396
$ Change from prior-year period	(150)		(225)
% Change from prior-year period	(58)%		(57)%

Reported operating income decreased in Asia/Pacific for the three and six months ended December 31, 2024, primarily driven by lower results in mainland China, Hong Kong SAR and Korea, combined, of approximately $131 million and $189 million, respectively. The decrease in operating results from mainland China in both periods was primarily driven by a decrease in net sales and the year-over-year unfavorable impact of a change in policy related to local government subsidies in China, partially offset by disciplined advertising and promotional expense management and lower cost of sales. Hong Kong SAR operating results decreased in both periods, primarily driven by a decrease in net sales. Operating results in Korea decreased in both periods, primarily driven by a decrease in net sales, partially offset by lower store operating costs relating to the exit of Dr.Jart+ from the travel retail channel during the fiscal 2025 second quarter as well as lower cost of sales.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2024	2023	2024	2023
Interest expense	$90	$98	$182	$193
Interest income and investment income, net	$23	$40	$58	$81
Interest expense decreased for the three and six months ended December 31, 2024, primarily reflecting a lower average debt balance compared to the prior-year periods. Interest income and investment income, net decreased for the three months ended December 31, 2024, primarily reflecting a lower average cash balance and lower interest rates compared to the prior-year period. For the six months ended December 31, 2024, interest income and investment income decreased, primarily reflecting a lower average cash balance compared to the prior-year period, partially offset by higher interest rates compared to the prior-year period.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Effective rate for income taxes	9.2%	37.6%	10.1%	36.3%
Basis-point change from the prior-year period	(2,840)		(2,620)

For the three months ended December 31, 2024, the decrease in the effective tax rate was primarily attributable to the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, as well as an unfavorable impact associated with previously issued stock-based compensation.

THE ESTÉE LAUDER COMPANIES INC.
For the six months ended December 31, 2024, the decrease in the effective tax rate was primarily attributable to the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, the charge associated with the talcum litigation settlement agreements (See Note 8 - Commitments and Contingencies for further discussion) and an unfavorable impact associated with previously issued stock-based compensation.

NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2024	2023	2024	2023
As Reported:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$(590)	$313	$(746)	$344
$ Change from prior-year period	(903)		(1,090)
% Change from prior-year period	(100+)%		(100+)%
Diluted net earnings (loss) per common share	$(1.64)	$.87	$(2.07)	$.95
% Change from prior-year period	(100+)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options	(29)%		(22)%
(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period-to-period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period-to-period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income and Diluted net earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; talcum litigation settlement agreements; the change in fair value of DECIEM acquisition-related stock options; and the effects of foreign currency translation.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Three Months Ended December 31,		Variance	% Change	% Change in constant currency
	2024	2023
Net sales, as reported	$4,004	$4,279	$(275)	(6)%	(6)%
Returns associated with restructuring and other activities	—	1	(1)
Net sales, as adjusted	$4,004	$4,280	$(276)	(6)%	(6)%

Operating income (loss), as reported	$(580)	$574	$(1,154)	(100+)%	(100+)%
Charges associated with restructuring and other activities	181	8	173
Goodwill and other intangible asset impairments	861	—	861
Change in fair value of DECIEM acquisition-related stock options	—	(5)	5
Operating income, as adjusted	$462	$577	$(115)	(20)%	(19)%

Diluted net earnings (loss) per common share, as reported	$(1.64)	$.87	$(2.51)	(100+)%	(100+)%
Charges associated with restructuring and other activities	.39	.02	.37
Goodwill and other intangible asset impairments	1.87	—	1.87
Change in fair value of DECIEM acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	(.01)	.01
Diluted net earnings per common share, as adjusted	$.62	$.88	$(.26)	(29)%	(27)%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Six Months Ended December 31,		Variance	% Change	% Change in constant currency
	2024	2023
Net sales, as reported	$7,365	$7,797	$(432)	(6)%	(6)%
Returns associated with restructuring and other activities	—	1	(1)
Net sales, as adjusted	$7,365	$7,798	$(433)	(6)%	(6)%

Operating income (loss), as reported	$(701)	$672	$(1,373)	(100+)%	(100+)%
Charges associated with restructuring and other activities	287	10	277
Goodwill and other intangible asset impairments	861	—	861
Talcum litigation settlement agreements	159	—	159
Change in fair value of DECIEM acquisition-related stock options	—	3	(3)
Operating income, as adjusted	$606	$685	$(79)	(12)%	(12)%

Diluted net earnings (loss) per common share, as reported	$(2.07)	$.95	$(3.02)	(100+)%	(100+)%
Charges associated with restructuring and other activities	.63	.02	.61
Goodwill and other intangible asset impairments	1.87	—	1.87
Talcum litigation settlement agreements	.34	—	.34
Change in fair value of DECIEM acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	.01	(.01)
Diluted net earnings per common share, as adjusted	$.77	$.98	$(.21)	(22)%	(23)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended December 31,
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$1,921	$2,173	$(252)	$2	$(250)	(12)%	(12)%
Makeup	1,150	1,167	(17)	11	(6)	(1)	(1)
Fragrance	744	737	7	5	12	1	2
Hair Care	159	173	(14)	—	(14)	(8)	(8)
Other	30	30	—	—	—	—	—
	4,004	4,280	(276)	18	(258)	(6)	(6)
Returns associated with restructuring and other activities	—	(1)	1	—	1
Total	$4,004	$4,279	$(275)	$18	$(257)	(6)%	(6)%

By Region:
The Americas	$1,223	$1,242	$(19)	$13	$(6)	(2)%	—%
Europe, the Middle East & Africa	1,494	1,589	(95)	4	(91)	(6)	(6)
Asia/Pacific	1,287	1,449	(162)	1	(161)	(11)	(11)
	4,004	4,280	(276)	18	(258)	(6)	(6)
Returns associated with restructuring and other activities	—	(1)	1	—	1
Total	$4,004	$4,279	$(275)	$18	$(257)	(6)%	(6)%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Six Months Ended December 31,
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$3,450	$3,813	$(363)	$(11)	$(374)	(10)%	(10)%
Makeup	2,188	2,229	(41)	9	(32)	(2)	(1)
Fragrance	1,374	1,373	1	2	3	—	0
Hair Care	298	321	(23)	—	(23)	(7)	(7)
Other	55	62	(7)	—	(7)	(11)	(11)
	7,365	7,798	(433)	—	(433)	(6)	(6)
Returns associated with restructuring and other activities	—	(1)	1	—	1
Total	$7,365	$7,797	$(432)	$—	$(432)	(6)%	(6)%

By Region:
The Americas	$2,410	$2,450	$(40)	$24	$(16)	(2)%	(1)%
Europe, the Middle East & Africa	2,724	2,841	(117)	(19)	(136)	(4)	(5)
Asia/Pacific	2,231	2,507	(276)	(5)	(281)	(11)	(11)
	7,365	7,798	(433)	—	(433)	(6)	(6)
Returns associated with restructuring and other activities	—	(1)	1	—	1
Total	$7,365	$7,797	$(432)	$—	$(432)	(6)%	(6)%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the impact of goodwill and other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options, as well as the talcum litigation settlement agreements for the six months ended December 31, 2024:

	As Reported			Add: Changes in goodwill and other intangible asset impairments	Add: Change in fair value of DECIEM acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended December 31
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$306	$415	$(109)	$—	$5	$(104)	(26)%	(25)%
Makeup	(211)	30	(241)	258	—	17	(100+)	57
Fragrance	(446)	131	(577)	549	—	(28)	(100+)	(21)
Hair Care	(3)	(3)	—	—	—	—	—	—
Other	(45)	9	(54)	54	—	—	(100+)	—
	(399)	582	(981)	$861	$5	$(115)	(100+)%	(20)%
Charges associated with restructuring and other activities	(181)	(8)	(173)
Total	$(580)	$574	$(1,154)

By Region:
The Americas	$(823)	$(55)	$(768)	$861	$5	$98	(100+)%	100+%
Europe, the Middle East & Africa	316	379	(63)	—	—	(63)	(17)	(17)
Asia/Pacific	108	258	(150)	—	—	(150)	(58)	(58)
	(399)	582	(981)	$861	$5	$(115)	(100+)%	(20)%
Charges associated with restructuring and other activities	(181)	(8)	(173)
Total	$(580)	$574	$(1,154)

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in goodwill and other intangible asset impairments	Add: Talcum litigation settlement agreements	Add: Change in fair value of DECIEM acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Six Months Ended December 31
($ in millions)	2024	2023	Variance
By Product Category:
Skin Care	$423	$452	$(29)	$—	$—	$(3)	$(32)	(6)%	(7)%
Makeup	(396)	(10)	(386)	258	159	—	31	(100+)	100+%
Fragrance	(386)	238	(624)	549	—	—	(75)	(100+)	(32)
Hair Care	(21)	(25)	4	—	—	—	4	16	16
Other	(34)	27	(61)	54	—	—	(7)	(100+)	(26)
	(414)	682	(1,096)	$861	$159	$(3)	$(79)	(100+)%	(12)%
Charges associated with restructuring and other activities	(287)	(10)	(277)
Total	$(701)	$672	$(1,373)

By Region:
The Americas	$(991)	$(237)	$(754)	$861	$159	$(3)	$263	(100+)%	100+%
Europe, the Middle East & Africa	406	523	(117)	—	—	—	(117)	(22)	(22)
Asia/Pacific	171	396	(225)	—	—	—	(225)	(57)	(57)
	(414)	682	(1,096)	$861	$159	$(3)	$(79)	(100+)%	(12)%
Charges associated with restructuring and other activities	(287)	(10)	(277)
Total	$(701)	$672	$(1,373)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2024, we had cash and cash equivalents of $2,586 million compared with $3,395 million at June 30, 2024. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Inflation impacted our overall operating results in the fiscal 2025 second quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

THE ESTÉE LAUDER COMPANIES INC.
Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 28, 2025, our long-term debt is rated A with a negative watch by Standard & Poor’s and A2 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At December 31, 2024, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	295	—	295
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (15)	644	—	644
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (15)	696	—	696
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (15)	552	—	552
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (15)	601	—	601
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (15)	645	—	645
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (15)	697	—	697
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (15)	499	—	499
Other long-term borrowings	26	—	26
Other current borrowings	—	4	4
	$7,276	$4	$7,280

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
(10)Consists of $600 million principal, unamortized debt discount of $3 million, debt issuance costs of $2 million and a $43 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $3 million and a $95 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $3 million and debt issuance costs of $2 million.
(13)Consists of $700 million principal, debt issuance costs of $3 million.
(14)Consists of $500 million principal and debt issuance costs of $1 million.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
In December 2024, the Company repaid the outstanding principal balance of its $500 million, 2.000% Senior Notes at maturity with cash from operations.
Total debt as a percent of total capitalization was 64% and 59% at December 31, 2024 and June 30, 2024, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Six Months Ended December 31,
(In millions)	2024	2023
Net cash flows provided by operating activities	$387	$937
Net cash flows used for investing activities	$(294)	$(557)
Net cash flows used for financing activities	$(878)	$(489)

The change in net cash flows provided by operating activities was primarily driven by lower earnings for the six months ended December 31, 2024, excluding non-cash items, and an unfavorable change in operating assets and liabilities variances, including the impact from the significant reduction in inventory in the prior-year period, as compared to the reduction in inventory in the current-year period.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from capital expenditure payments made relating to the manufacturing facility in Japan, near Tokyo, in the prior-year period.

The change in net cash flows used for financing activities primarily reflected an increase in repayments of long-term debt due to the repayment of the outstanding principal balance of our $500 million, 2.000% Senior Notes that matured during the fiscal 2025 second quarter, partially offset by a decrease in dividends paid to stockholders.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the six months ended December 31, 2024, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $299 million and $371 million as of December 31, 2024 and June 30, 2024, respectively. This potential change does not consider our underlying foreign currency exposures.

THE ESTÉE LAUDER COMPANIES INC.
We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $85 million and $49 million as of December 31, 2024 and June 30, 2024, respectively.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $45 million and $48 million as of December 31, 2024 and June 30, 2024, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill and other indefinite-lived intangible assets - impairment assessment and income taxes. Since June 30, 2024, there have been no significant changes to the assumptions and estimates related to our critical accounting policies, except as disclosed within the Impairment Analysis During the Six Months Ended December 31, 2024 section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 43.

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
(6)shifts in the preferences of consumers as to how they perceive value and where and how they shop;
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2024 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2024	—	$—	—	25,073,242
November 2024	364,194	67.76	—	25,073,242
December 2024	—	—	—	25,073,242
	364,194	67.76	—

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

Item 5. Other Information.

Trading Arrangements
During the fiscal 2025 second quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Second Amendment to Employment Agreement with Fabrizio Freda (SEC File No. 1-14064).†

10.2	Amended and Restated Employment Agreement with Stéphane de La Faverie (SEC File No. 1-14064).†

10.3
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.4	Summary of Director Compensation (SEC File No. 1-14064).†

10.5	Amendments to The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated effective as of January 1, 2023, as further amended effective January 1, 2025 (SEC File No. 1-14064).†

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 is formatted in iXBRL

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ AKHIL SHRIVASTAVA
Date: February 4, 2025		Akhil Shrivastava
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)