Form 10-Q
period 2025-03-31
ESTEE LAUDER COMPANIES INC
filed 2025-05-01
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 24, 2025, 234,209,951 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except per share data)	2025	2024	2025	2024

Net sales	$3,550	$3,940	$10,915	$11,737
Cost of sales	889	1,107	2,774	3,331

Gross profit	2,661	2,833	8,141	8,406

Operating expenses
Selling, general and administrative	2,258	2,284	7,141	7,177
Restructuring and other charges	97	18	375	26
Impairment of goodwill and other intangible assets	—	—	861	—
Talcum litigation settlement agreements	—	—	159	—
Total operating expenses	2,355	2,302	8,536	7,203

Operating income (loss)	306	531	(395)	1,203

Interest expense	87	94	269	287
Interest income and investment income, net	27	45	85	126
Other components of net periodic benefit cost	5	(4)	10	(9)
Earnings (loss) before income taxes	241	486	(589)	1,051

Provision (benefit) for income taxes	82	151	(2)	356
Net earnings (loss)	159	335	(587)	695

Net earnings attributable to redeemable noncontrolling interest	—	(5)	—	(21)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$159	$330	$(587)	$674

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share
Basic	$.44	$.92	$(1.63)	$1.88
Diluted	$.44	$.91	$(1.63)	$1.87

Weighted average common shares outstanding
Basic	360.3	359.1	359.9	358.8
Diluted	361.4	360.8	359.9	360.4
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024

Net earnings (loss)	$159	$335	$(587)	$695

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	(24)	21	(26)	(7)
Cross-currency swap contract - fair value hedge gain (loss)	7	(4)	14	10
Retirement plan and other retiree benefit adjustments	3	24	7	22
Translation adjustments	68	(185)	(133)	(89)
Benefit (provision) for income taxes on components of other comprehensive income	14	(29)	5	(29)
Total other comprehensive income (loss), net of tax	68	(173)	(133)	(93)
Comprehensive income (loss)	227	162	(720)	602

Comprehensive loss (income) attributable to redeemable noncontrolling interest:
Net earnings	—	(5)	—	(21)
Translation adjustments	—	15	—	13
Total comprehensive loss (income) attributable to redeemable noncontrolling interest	—	10	—	(8)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$227	$172	$(720)	$594
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	March 31, 2025	June 30, 2024

ASSETS
Current assets
Cash and cash equivalents	$2,631	$3,395
Accounts receivable, net	1,792	1,727
Inventory and promotional merchandise	1,959	2,175
Prepaid expenses and other current assets	635	625
Total current assets	7,017	7,922

Property, plant and equipment, net	3,059	3,136

Other assets
Operating lease right-of-use assets	1,875	1,833
Goodwill	2,080	2,143
Other intangible assets, net	4,129	5,183
Other assets	1,726	1,460
Total other assets	9,810	10,619
Total assets	$19,886	$21,677

LIABILITIES AND EQUITY
Current liabilities
Current debt	$3	$504
Accounts payable	1,214	1,440
Operating lease liabilities	399	354
Other accrued liabilities	3,348	3,404
Total current liabilities	4,964	5,702

Noncurrent liabilities
Long-term debt	7,298	7,267
Long-term operating lease liabilities	1,682	1,701
Other noncurrent liabilities	1,597	1,693
Total noncurrent liabilities	10,577	10,661

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2025 and June 30, 2024; shares issued: 472,522,958 at March 31, 2025 and 471,018,569 at June 30, 2024; Class B shares authorized: 304,000,000 at March 31, 2025 and June 30, 2024; shares issued and outstanding: 125,542,029 at March 31, 2025 and June 30, 2024	6	6
Paid-in capital	6,966	6,685
Retained earnings	12,344	13,427
Accumulated other comprehensive loss	(1,273)	(1,140)
	18,043	18,978
Less: Treasury stock, at cost; 238,313,007 Class A shares at March 31, 2025 and 237,871,995 Class A shares at June 30, 2024	(13,698)	(13,664)
Total equity	4,345	5,314
Total liabilities and equity	$19,886	$21,677
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
(In millions)	2025	2024

Cash flows from operating activities
Net earnings (loss)	$(587)	$695
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	619	614
Deferred income taxes	(334)	(165)
Non-cash stock-based compensation	255	276
Net loss on disposal of property, plant and equipment	5	7
Non-cash restructuring and other charges	17	6
Pension and post-retirement benefit expense	58	38
Pension and post-retirement benefit contributions	(69)	(75)
Impairment of goodwill and other intangible assets	861	—
Other non-cash items	11	13
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(77)	(404)
Decrease in inventory and promotional merchandise	215	653
Decrease (increase) in other assets, net	(33)	19
Decrease in accounts payable	(230)	(289)
Increase (decrease) in other accrued and noncurrent liabilities	(19)	106
Decrease in operating lease assets and liabilities, net	(21)	(23)
Net cash flows provided by operating activities	671	1,471

Cash flows from investing activities
Capital expenditures	(395)	(702)
Proceeds from sale of property, plant and equipment	3	—
Purchases of investments	(1)	(8)
Settlement of net investment hedges	(15)	(25)
Net cash flows used for investing activities	(408)	(735)

Cash flows from financing activities
Repayments of current debt, net	—	(215)
Proceeds from issuance of long-term debt, net	—	649
Debt issuance costs	—	(4)
Repayments of commercial paper (maturities after three months)	—	(785)
Repayments of long-term debt	(503)	(7)
Net proceeds from stock-based compensation transactions	15	29
Payments to acquire treasury stock	(35)	(34)
Settlement of cross-currency swaps	20	18
Dividends paid to stockholders	(492)	(710)
Payment for acquisition of noncontrolling interest	(21)	—
Net cash flows used for financing activities	(1,016)	(1,059)

Effect of exchange rate changes on Cash and cash equivalents	(11)	(5)
Net decrease in Cash and cash equivalents	(764)	(328)
Cash and cash equivalents at beginning of period	3,395	4,029
Cash and cash equivalents at end of period	$2,631	$3,701
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

Certain prior-year amounts in the notes to the consolidated financial statements have been reclassified to conform to current-year presentation.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $78 million and $(192) million, net of tax, during the three months ended March 31, 2025 and 2024, respectively, and $(130) million and $(103) million, net of tax, during the nine months ended March 31, 2025 and 2024, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings (loss).

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

The accompanying consolidated statements of earnings (loss) include net exchange gains on foreign currency transactions of $11 million and $23 million during the three months ended March 31, 2025 and 2024, respectively, and $55 million and $52 million during the nine months ended March 31, 2025 and 2024, respectively.

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

The Company’s largest customer for the three and nine months ended March 31, 2025 sells products primarily in China travel retail. This customer accounted for $218 million, or 12%, and $206 million, or 12%, of the Company's accounts receivable at March 31, 2025 and June 30, 2024, respectively.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	March 31, 2025	June 30, 2024
Raw materials	$617	$696
Work in process	277	308
Finished goods	846	903
Promotional merchandise	219	268
Total inventory and promotional merchandise	$1,959	$2,175

Property, Plant and Equipment

Property, plant and equipment consists of the following:

(In millions)	March 31, 2025	June 30, 2024
Assets (Useful Life)
Land and improvements(1)	$71	$68
Buildings and improvements (10 to 40 years)	998	929
Machinery and equipment (3 to 20 years)	1,354	1,253
Computer hardware and software (4 to 10 years)	1,911	1,861
Furniture and fixtures (5 to 10 years)	138	137
Leasehold improvements	2,534	2,418
Construction in progress	418	500
Total property, plant and equipment, gross	7,424	7,166
Less accumulated depreciation and amortization	(4,365)	(4,030)
Total property, plant and equipment, net	$3,059	$3,136
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $167 million and $166 million during the three months ended March 31, 2025 and 2024, respectively, and $503 million and $491 million during the nine months ended March 31, 2025 and 2024, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Effective rate for income taxes	34.0%	31.1%	0.3%	33.9%
Basis-point change from the prior-year period	290		(3,360)

For the three months ended March 31, 2025, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on the Company's foreign operations due to the Company's full year geographical mix of earnings in the current and prior-year periods, as well as an unfavorable impact associated with previously issued stock-based compensation.

For the nine months ended March 31, 2025, the decrease in the effective tax rate was primarily attributable to the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, the charge associated with the talcum litigation settlement agreements (See Note 8 - Commitments and Contingencies for further discussion) and an unfavorable impact associated with previously issued stock-based compensation.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax did not have an impact on the Company's consolidated financial statements for the three and nine months ended March 31, 2025 and 2024.

On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner. The decision related to the Tax Cuts and Jobs Act deduction for certain deemed foreign dividends otherwise subject to the Transition Tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, the Company intends to timely file a protective refund claim with the U.S. Internal Revenue Service in fiscal 2025 claiming a Transition Tax payable reduction of approximately $73 million. Although the Company has accrued the $73 million estimated tax benefit in the provision for income taxes and reduced the Transition Tax payable in the fiscal 2025 first quarter by $73 million, at this time the Company believes it is more-likely-than-not that the intended Transition Tax payable reduction claim will not be sustained. As such, in the fiscal 2025 first quarter the Company correspondingly increased the provision for income taxes for the estimated $73 million tax benefit to establish an uncertain tax position reserve accrual for the estimated $73 million Transition Tax at issue. As a result, there was no net impact from this development in the provision for income taxes and accompanying consolidated statement of earnings (loss) for the three and nine months ended March 31, 2025. In the accompanying consolidated balance sheet as of March 31, 2025, the $73 million Transition Tax payable reduction and offsetting $73 million uncertain tax position reserve accrual are included in Other noncurrent liabilities.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the three and nine months ended March 31, 2025 and was not material. We are continuing to monitor and evaluate the potential impact of newly enacted legislation incorporating the global minimum tax in additional countries.
As of March 31, 2025 and June 30, 2024, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $139 million and $65 million, respectively. The total amount of unrecognized tax benefits at March 31, 2025 that, if recognized, would affect the effective tax rate was $129 million. The significant increase in the gross amount of unrecognized tax benefits as of March 31, 2025 as compared to June 30, 2024 was attributable to having established an uncertain tax position reserve accrual for the Transition Tax payable reduction position determined in the fiscal 2025 first quarter based on the August 26, 2024 U.S. Tax Court decision in Varian Medical Systems v. Commissioner, as discussed above. The total gross interest and penalties accrued related to unrecognized tax benefits during the three and nine months ended March 31, 2025 in the accompanying consolidated statements of earnings (loss) was $1 million and $4 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2025 and June 30, 2024, was $21 million and $17 million, respectively. On the basis of the information available as of March 31, 2025, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal 2025 second quarter, the Company received notification of the formal conclusion of the compliance process with respect to its fiscal 2023 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and nine months ended March 31, 2025.

At March 31, 2025 and June 30, 2024, total Other assets of $1,726 million and $1,460 million included $1,298 million and $1,018 million of deferred tax assets, respectively.

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

Outstanding obligations confirmed as valid totaling $67 million and $58 million as of March 31, 2025 and June 30, 2024, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	March 31, 2025	June 30, 2024
Advertising, merchandising and sampling	$306	$276
Employee compensation	492	576
Accrued sales incentives	328	426
Accrued restructuring	257	86
Deferred revenue	276	327
Payroll and other non-income taxes	328	333
Accrued income taxes	203	335
Sales return accrual	258	248
Other	900	797
Total other accrued liabilities	$3,348	$3,404

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

FASB ASU No. 2024-03 and 2025-01 – Disaggregation of Income Statement Expenses (Subtopic 220-40)
In November 2024 and January 2025, the FASB issued authoritative guidance requiring disclosures, in a tabular format in the notes to the consolidated financial statements, on the disaggregation of relevant expense captions that are included on the face of the consolidated statement of earnings (loss) within continuing operations. The relevant expense captions are required to be disaggregated into natural expense categories including purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires certain expenses, gains or losses that require disclosure under existing U.S. GAAP, and that are recorded in a relevant expense caption on the face of the consolidated statement of earnings (loss), to be presented in the same tabular disclosure. Qualitative disclosures about any remaining amounts in relevant expense line items are required as well. In addition, companies are required to disclose the total amount of selling expenses and, on an annual basis, how it defines selling expenses.

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

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2024
Goodwill, gross carrying amount	$1,612	$1,116	$253	$353	$3,334
Accumulated impairments	(429)	(732)	(30)	—	(1,191)
Total goodwill	1,183	384	223	353	2,143

Impairment charges	—	(13)	—	—	(13)
Translation adjustments, goodwill	(67)	—	—	—	(67)
Translation adjustments, accumulated impairments	17	—	—	—	17
	(50)	(13)	—	—	(63)

Balance as of March 31, 2025
Goodwill, gross carrying amount	1,545	1,116	253	353	3,267
Accumulated impairments	(412)	(745)	(30)	—	(1,187)
Total goodwill	$1,133	$371	$223	$353	$2,080

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2025			June 30, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,899	$976	$923	$1,971	$895	$1,076
Non-amortizable intangible assets:
Trademarks			3,206			4,107
Total other intangible assets, net			$4,129			$5,183

The aggregate amortization expense related to amortizable intangible assets was $34 million and $36 million for the three months ended March 31, 2025 and 2024, respectively, and $105 million and $109 million for the nine months ended March 31, 2025 and 2024, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2025 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2025	2026	2027	2028	2029
Estimated aggregate amortization expense	$31	$136	$119	$94	$93

Impairment Analysis During the Nine Months Ended March 31, 2025

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the impairment charges for the nine months ended March 31, 2025 and the remaining trademark and goodwill carrying values as of March 31, 2025, for the TOM FORD brand and Too Faced reporting unit, are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Nine Months Ended March 31, 2025		As of March 31, 2025
Brand/Reporting Unit	Geographic Region	Trademark	Goodwill	Trademark(2)	Goodwill
TOM FORD	The Americas	$773	$—	$1,805	$—
Too Faced	The Americas	75	13	112	—
Total		$848	$13	$1,917	$—
(1)The date of the fair value measurement for the TOM FORD and Too Faced trademark intangible assets and Too Faced reporting unit was December 31, 2024.
(2)The carrying values of the trademark intangible assets, immediately subsequent to the impairment charges, are equal to their fair values.

The impairment charge related to the TOM FORD trademark intangible asset for the nine months ended March 31, 2025 of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The expanded component of the restructuring program began during the Company’s fiscal 2025 third quarter with all initiatives to be approved by the end of fiscal 2026. Specific initiatives under the expanded component of the restructuring program are expected to be substantially completed by the end of fiscal 2027. The focus of the now expanded restructuring program (now, collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas and (ii) simplification and acceleration of processes, along with the newly added focus on (i) outsourcing of select services and (ii) evolution of go-to-market footprint and selling models.

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
Restructuring Program Component of the Profit Recovery and Growth Plan Approvals

Cumulative charges for initiatives approved by the Company in connection with the Restructuring Program as of March 31, 2025 and through April 24, 2025 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative charges approved through June 30, 2024	$—	$—	$109	$78	$187
Nine months ended March 31, 2025	5	10	351	42	408
Cumulative charges approved through March 31, 2025	5	10	460	120	595
April 1, 2025 - April 24, 2025	—	—	28	—	28
Cumulative charges approved through April 24, 2025	$5	$10	$488	$120	$623

Included in the above table, cumulative restructuring charges for initiatives approved by the Company in connection with the Restructuring Program as of March 31, 2025 and through April 24, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative charges approved through June 30, 2024	$93	$7	$—	$9	$109
Nine months ended March 31, 2025	330	6	3	12	351
Cumulative charges approved through March 31, 2025	423	13	3	21	460
April 1, 2025 - April 24, 2025	26	—	—	2	28
Cumulative charges approved through April 24, 2025	$449	$13	$3	$23	$488

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Specific actions taken since the Restructuring Program inception to drive future sales growth and productivity to rebuild gross and operating margin profitability include:

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

Once the relevant accounting criteria have been met, the Company expects to record restructuring and other charges of approximately $623 million (before tax) in connection with these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Cumulative Charges
Cumulative charges through June 30, 2024	$—	$—	$92	$23	$115
Six months ended December 31, 2024	—	9	256	23	288
Three months ended March 31, 2025	—	—	81	14	95
Cumulative charges through March 31, 2025	$—	$9	$429	$60	$498

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2024	$90	$2	$—	$—	$92
Six months ended December 31, 2024	247	7	—	2	256
Three months ended March 31, 2025	78	—	3	—	81
Cumulative charges through March 31, 2025	$415	$9	$3	$2	$429

For the three and nine months ended March 31, 2024, charges recorded associated with restructuring and other activities for the Restructuring Program were $17 million.

Changes in accrued restructuring charges from the Restructuring Program for the nine months ended March 31, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2024	$88	$—	$—	$—	$88
Charges	325	7	3	2	337
Cash payments	(70)	—	—	(2)	(72)
Non-cash asset write-offs	—	(7)	—	—	(7)
Translation and other adjustments	(8)	—	—	—	(8)
Balance at March 31, 2025	$335	$—	$3	$—	$338

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued restructuring charges at March 31, 2025 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $122 million, $150 million, $61 million and $5 million for the remainder of fiscal 2025 and for fiscal 2026, 2027 and 2028, respectively.

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

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results. At March 31, 2025, the notional amount of derivatives not designated as hedging instruments was $3,704 million.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At March 31, 2025, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on the three-month fallback Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At March 31, 2025, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings (loss) will be recognized in Accumulated Other Comprehensive Loss ("AOCI").

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of March 31, 2025 that is expected to be reclassified from AOCI into earnings (loss), net of tax, within the next twelve months is $14 million. The accumulated net gain (loss) on derivative instruments designated as fair value hedges in AOCI was $7 million and $(7) million as of March 31, 2025 and June 30, 2024, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

The Company enters into foreign currency forward contracts, and may enter into foreign currency option contracts, to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions have been designated as cash flow hedges and have varying maturities through the end of December 2026. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At March 31, 2025, the Company had cash flow hedges outstanding with a notional amount totaling $2,129 million.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of March 31, 2025, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The estimated net gain on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2025 that is expected to be reclassified from AOCI into earnings (loss), net of tax, within the next twelve months is $13 million. The accumulated net gain on derivative instruments designated as cash flow hedges in AOCI was $50 million and $76 million as of March 31, 2025 and June 30, 2024, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of September 2025. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2025, the Company had net investment hedges outstanding with a notional amount totaling $1,296 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $119 million at March 31, 2025. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	March 31, 2025	June 30, 2024	Balance Sheet Location	March 31, 2025	June 30, 2024
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts(2)	Prepaid expenses and other current assets; Other assets	$49	$49	Other accrued liabilities	$17	$4
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	64	80	Other accrued liabilities	4	—
Interest rate contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	118	145
Total Derivatives Designated as Hedging Instruments		113	129		139	149
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	6	19	Other accrued liabilities	32	17
Total derivatives		$119	$148		$171	$166

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency forward contracts at March 31, 2025 and June 30, 2024 is $2 million, classified within Other assets in the accompanying consolidated balance sheets.
(3)Included in the asset derivatives for the cross-currency swap contracts at March 31, 2025 and June 30, 2024 is approximately $50 million and $70 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Three Months Ended March 31,			Three Months Ended March 31,
(In millions)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(17)	$36	Net sales	$7	$15
Interest rate contracts	—	—	Interest expense	—	—
Total cash flow hedges	(17)	36		7	15
Derivatives in Net Investment Hedging Relationships(2)(3):
Foreign currency forward contracts	(29)	11		—	—
Cross-currency swap contracts	(6)	—		—	—
Total net investment hedges	(35)	11		—	—

Total derivatives	$(52)	$47		$7	$15

(1)The amount reclassified into earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the three months ended March 31, 2025 and 2024, the gain recognized in earnings (loss) from net investment hedges related to the amount excluded from effectiveness testing was $7 million and $3 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Nine Months Ended March 31,			Nine Months Ended March 31,
(In millions)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$6	$28	Net sales	$31	$36
Interest rate contracts	—	—	Interest expense	1	(1)
Total cash flow hedges	6	28		32	35
Derivatives in Net Investment Hedging Relationships(2)(3):
Foreign currency forward contracts	(7)	(6)		—	—
Cross-currency swap contracts	(4)	—		—	—
Total net investment hedges	(11)	(6)		—	—

Total derivatives	$(5)	$22		$32	$35

(1)The amount reclassified into earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)During the nine months ended March 31, 2025 and 2024, the gain recognized in earnings (loss) from net investment hedges related to the amount excluded from effectiveness testing was $22 million and $13 million, respectively.
(3)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
		Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)		2025	2024	2025	2024
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$(20)	$30	$(29)	$19
Interest rate contracts(2)	Interest expense	$21	$(17)	$28	$3

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing during each of the three months ended March 31, 2025 and 2024 was $5 million, and during each of the nine months ended March 31, 2025 and 2024 was $14 million.
(2)Changes in the fair value of the interest rate contracts are exactly offset by the change in the fair value of the underlying long-term debt.

Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in earnings (loss) for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2025	March 31, 2025
Long-term debt	$877	$(118)
Intercompany debt	$—	$58

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31,
	2025			2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$3,550	$2,258	$87	$3,940	$2,284	$94
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(21)	N/A	N/A	17
Derivatives designated as hedging instruments	N/A	N/A	21	N/A	N/A	(17)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	20	N/A	N/A	(30)	N/A
Derivatives designated as hedging instruments	N/A	(20)	N/A	N/A	30	N/A

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain (loss) reclassified from AOCI into earnings (loss)	N/A	N/A	—	N/A	N/A	—

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings (loss)	7	N/A	N/A	15	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31,
	2025			2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$10,915	$7,141	$269	$11,737	$7,177	$287
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(28)	N/A	N/A	(3)
Derivatives designated as hedging instruments	N/A	N/A	28	N/A	N/A	3

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	29	N/A	N/A	(19)	N/A
Derivatives designated as hedging instruments	N/A	(29)	N/A	N/A	19	N/A

Gain (loss) on cash flow hedge relationships – interest rate contracts:
Amount of gain (loss) reclassified from AOCI into earnings (loss)	N/A	N/A	1	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI into earnings (loss)	31	N/A	N/A	36	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)		2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(6)	$18	$(25)	$31

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

	As of March 31, 2025			As of June 30, 2024
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Contracts
Derivative assets	$119	$(60)	$59	$148	$(49)	$99
Derivative liabilities	(171)	60	(111)	(166)	49	(117)
Total derivatives	$(52)	$—	$(52)	$(18)	$—	$(18)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$961	$—	$—	$961
Foreign currency forward contracts	—	55	—	55
Cross-currency swap contracts	—	64	—	64
Total	$961	$119	$—	$1,080

Liabilities:
Foreign currency forward contracts	$—	$49	$—	$49
Interest rate contracts	—	118	—	118
Cross-currency swap contracts	—	4	—	4
Total	$—	$171	$—	$171

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,507	$—	$—	$1,507
Foreign currency forward contracts	—	68	—	68
Cross-currency swap contracts	—	80	—	80
Total	$1,507	$148	$—	$1,655

Liabilities:
Foreign currency forward contracts	$—	$21	$—	$21
Interest rate contracts	—	145	—	145
Total	$—	$166	$—	$166

The estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2025		June 30, 2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Nonderivatives
Cash and cash equivalents	$2,631	$2,631	$3,395	$3,395
Current and long-term debt	7,301	6,728	7,771	7,174
Deferred consideration payable	321	322	341	340

Derivatives
Foreign currency forward contracts – asset (liability), net	6	6	47	47
Cross-currency swap contracts - asset (liability), net	60	60	80	80
Interest rate contracts – liability	(118)	(118)	(145)	(145)

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

Cross-currency swap contracts – The fair values of the Company’s cross-currency swap contracts were determined using an industry-standard valuation model, which is based on the income approach. The significant observable inputs to the model, such as swap yield curves and currency spot and forward rates, were obtained from independent pricing services.

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

NOTE 6 – REVENUE RECOGNITION

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $37 million and $26 million as of March 31, 2025 and June 30, 2024, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	March 31, 2025
Balance at June 30, 2024	$14
Provision for expected credit losses	12
Write-offs, net & other	(1)
Balance at March 31, 2025	$25

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The remaining balance of the allowance for doubtful accounts and customer deductions of $12 million as of March 31, 2025 and June 30, 2024 relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue during the period are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024
Deferred revenue, beginning of period	$562	$610	$560	$572
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(38)	(26)	(293)	(275)
Revenue deferred (released) during the period	(29)	(38)	229	255
Other	1	(4)	—	(10)
Deferred revenue, end of period	$496	$542	$496	$542

Transaction Price Allocated to the Remaining Performance Obligations

At March 31, 2025, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $276 million. The remaining balance of deferred revenue at March 31, 2025 will be recognized beyond the next twelve months, of which $214 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

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

The components of net periodic benefit cost for the three months ended March 31, 2025 and 2024 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$8	$9	$6	$7	$1	$—
Interest cost	13	12	5	5	1	2
Expected return on plan assets	(13)	(14)	(6)	(7)	—	—
Amortization of:
Actuarial loss (gain)	5	1	(1)	(2)	—	—
Prior service cost	—	—	—	(1)	(1)	(1)
Special termination benefits	—	—	3	—	—	—
Net periodic benefit cost	$13	$8	$7	$2	$1	$1

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the nine months ended March 31, 2025 and 2024 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$26	$27	$20	$20	$1	$1
Interest cost	38	35	14	14	5	6
Expected return on plan assets	(38)	(41)	(19)	(19)	—	—
Amortization of:
Actuarial loss (gain)	15	3	(4)	(6)	—	—
Prior service cost	—	—	—	(1)	(4)	(1)
Special termination benefits	—	—	4	—	—	—
Net periodic benefit cost	$41	$24	$15	$8	$2	$6

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31, 2025	June 30, 2024
Other assets	$127	$125
Other accrued liabilities	(44)	(44)
Other noncurrent liabilities	(320)	(339)
Funded status	(237)	(258)
Accumulated other comprehensive loss	236	243
Net amount recognized	$(1)	$(15)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Class Action and Derivative Matters

On December 7, 2023 and January 22, 2024, the Company and its then Chief Executive Officer and Chief Financial Officer were named as defendants in separate purported securities class action complaints filed in the United States District Court for the Southern District of New York. On February 20, 2024, those two purported securities class actions were consolidated into one action. On March 22, 2024, plaintiffs filed their consolidated amended class action complaint, which alleges that defendants made materially false and misleading statements during the period February 3, 2022 to October 31, 2023 in press releases, the Company’s public filings and during conference calls with analysts that artificially inflated the price of the Company’s stock in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On March 31, 2025, the Court denied defendants' motion to dismiss. Defendants intend to defend the action vigorously.

On February 1, 2024 and March 15, 2024, stockholder derivative action complaints were filed against certain of the Company’s officers, all the Company’s directors as of those dates and certain of the Company’s former directors as of those dates in the United States District Court for the Southern District of New York. In April 2024, both complaints were voluntarily dismissed without prejudice. Subsequently, the Company's Board of Directors ("the Board") received stockholder litigation demands, requesting, among other things, that the Board investigate potential claims on behalf of the Company based on the same alleged course of conduct identified in the securities case complaint (which were also the subject of the voluntarily dismissed stockholder derivative actions complaints) described above. A committee of the Board has been formed to review the stockholder demands and make recommendations, as appropriate in its discretion, to the Board.

As of March 31, 2025, the Company does not believe it is probable that it will incur losses as a result of the securities class action and derivative matters, and cannot reasonably estimate the loss or range of losses that are reasonably possible to be incurred in connection with these matters.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of March 31, 2025, there were 84 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 273 cases as of June 30, 2024. During the nine months ended March 31, 2025, 57 new cases were filed and 246 cases were resolved by settlement or voluntary dismissal (including pursuant to the cases that were settled in the talcum litigation settlement agreements described below).

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

To account for the talcum litigation settlement agreements, the Company recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current and potential future claims (amounts recorded for potential future claims is based on the best estimate of the probable loss and a reasonably possible loss beyond the amounts recorded is not expected to be material). As of March 31, 2025, $23 million is recorded in Other accrued liabilities and $89 million is recorded in Other noncurrent liabilities in the accompanying consolidated balance sheet related to the talcum litigation settlement agreements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There are and could be other plaintiff law firms outside of those included in the talcum litigation settlement agreements that bring claims against the Company. The value of other settlements outside of the talcum litigation settlement agreements, either individually or in the aggregate, for the three and nine months ended March 31, 2025 and 2024 was not material. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining filed cases, we record an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of cases we have resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts recorded during the three and nine months ended March 31, 2025 for such litigation, outside of the talcum litigation settlement agreements, are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated.

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

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $75 million and $87 million for the three months ended March 31, 2025 and 2024, respectively, and was $255 million and $276 million for the nine months ended March 31, 2025 and 2024, respectively.

Stock Options

During the nine months ended March 31, 2025, the Company granted stock options in respect of approximately 0.9 million shares of Class A Common Stock with a weighted average exercise price per share of $90.93 and a weighted average grant date fair value per share of $29.24. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock Units

During the nine months ended March 31, 2025, the Company granted RSUs in respect of approximately 3.4 million shares of Class A Common Stock with a weighted average grant date fair value per share of $91.82 that, at the time of grant, are scheduled to vest at 1.2 million, 1.2 million, and 1.0 million shares per year, in fiscal 2026, fiscal 2027 and fiscal 2028, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the nine months ended March 31, 2025, the Company granted PSUs with a target payout of approximately 0.4 million shares of Class A Common Stock with a grant date fair value per share of $92.02, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2027, all subject to continued employment or the retirement of the grantees. For PSUs granted, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
For the PSUs with a performance period ended June 30, 2024, the target goals set at the time of issuance were not achieved, resulting in no shares of the Company’s Class A Common Stock issued related to these awards.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Performance Share Units

On September 3, 2024, the Company issued 195,940 shares of the Company’s Class A Common Stock to its then Chief Executive Officer in accordance with the terms of PSUs granted in February 2018. At the time of issuance, the total fair value of PSUs was $18 million.

NOTE 10 – NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net earnings (loss) attributable to The Estée Lauder Companies Inc. by the weighted average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method. For the nine months ended March 31, 2025, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$159	$330	$(587)	$674

Denominator:
Weighted average common shares outstanding – Basic	360.3	359.1	359.9	358.8
Effect of dilutive stock options	—	0.8	—	0.9
Effect of PSUs	0.2	0.2	—	0.1
Effect of RSUs	0.9	0.7	—	0.6
Weighted average common shares outstanding – Diluted	361.4	360.8	359.9	360.4

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$.44	$.92	$(1.63)	$1.88
Diluted	$.44	$.91	$(1.63)	$1.87

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024
Stock options	8.9	5.8	8.4	5.7
RSUs and PSUs	0.2	0.1	1.8	0.5

As of March 31, 2025 and 2024, 0.6 million and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 9 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
Total Stockholders’ Equity – The Estée Lauder Companies Inc.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except per share data)	2025	2024	2025	2024
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	6,889	6,367	6,685	6,153
Common stock dividends	2	2	6	5
Stock-based compensation	75	96	275	307
Paid-in capital, end of the period	6,966	6,465	6,966	6,465

Retained earnings, beginning of the period	12,313	13,858	13,427	13,991
Common stock dividends	(128)	(238)	(496)	(715)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	159	330	(587)	674
Retained earnings, end of the period	12,344	13,950	12,344	13,950

Accumulated other comprehensive loss, beginning of the period	(1,341)	(856)	(1,140)	(934)
Other comprehensive earnings (loss) attributable to The Estée Lauder Companies Inc.	68	(158)	(133)	(80)
Accumulated other comprehensive loss, end of the period	(1,273)	(1,014)	(1,273)	(1,014)

Treasury stock, beginning of the period	(13,698)	(13,663)	(13,664)	(13,631)
Stock-based compensation	—	—	(34)	(32)
Treasury stock, end of the period	(13,698)	(13,663)	(13,698)	(13,663)

Total equity	$4,345	$5,744	$4,345	$5,744

Redeemable noncontrolling interest, beginning of the period	$—	$850	$—	$832
Net earnings attributable to redeemable noncontrolling interest	—	5	—	21
Translation adjustments	—	(15)	—	(13)
Redeemable noncontrolling interest, end of the period	$—	$840	$—	$840

Cash dividends declared per common share	$.35	$.66	$1.36	$1.98

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2025:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2024	August 30, 2024	September 16, 2024	$.66
October 30, 2024	November 29, 2024	December 16, 2024	$.35
February 3, 2025	February 28, 2025	March 17, 2025	$.35

On April 30, 2025, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on June 16, 2025 to stockholders of record at the close of business on May 30, 2025.

Common Stock
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the nine months ended March 31, 2025:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts - Fair Value Hedge(2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2024	$57	$(5)	$(183)	$(1,009)		$(1,140)
OCI before reclassifications (3)	5	22	—	(130)	(1)	(103)
Amounts reclassified to Net loss	(25)	(11)	6	—		(30)
Net current-period OCI	(20)	11	6	(130)		(133)
Balance at March 31, 2025	$37	$6	$(177)	$(1,139)		$(1,273)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(3)The tax provision (benefit) included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts - Fair Value Hedge and Translation Adjustments are $1 million, $6 million, and $(3) million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three and nine months ended March 31, 2025 and 2024:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024
Gain on Cash Flow Hedges
Foreign currency forward contracts	$7	$15	$31	$36	Net sales
Interest rate contracts	—	—	1	(1)	Interest expense
Total gain on cash flow hedges, before tax	7	15	32	35
Provision for income taxes	(1)	(5)	(7)	(9)	Provision (benefit) for income taxes
Total gain on cash flow hedges, net of tax	6	10	25	26	Net earnings (loss)

Cross-Currency Swap Contracts - Fair Value Hedge
Gain on cross-currency swap contracts, before tax	5	5	14	14	Selling, general and administrative
Provision for income taxes	(1)	(1)	(3)	(3)	Provision (benefit) for income taxes
Total gain on cross-currency swap contracts - fair value hedge, net of tax	4	4	11	11	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	1	2	4	2	Other components of net periodic benefit cost
Amortization of actuarial gain (loss)	(4)	1	(11)	3	Other components of net periodic benefit cost
Total retirement plan and other retiree benefit adjustments, before tax	(3)	3	(7)	5
Benefit (provision) for income taxes	—	(1)	1	(2)	Provision (benefit) for income taxes
Total retirement plan and other retiree benefit adjustments, net of tax	(3)	2	(6)	3	Net earnings (loss)

Total reclassification adjustments, net of tax	$7	$16	$30	$40	Net earnings (loss)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2025 and 2024 is as follows:

(In millions)	2025	2024
Cash:
Cash paid during the period for interest	$243	$244
Cash paid during the period for income taxes	$468	$441

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$26	$35
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$401	$351

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024
PRODUCT CATEGORY DATA
Net sales:
Skin Care	$1,807	$2,060	$5,257	$5,873
Makeup	1,035	1,136	3,223	3,365
Fragrance	557	575	1,931	1,948
Hair Care	126	143	424	464
Other	25	26	80	88
	3,550	3,940	10,915	11,738
Returns associated with restructuring and other activities	—	—	—	(1)
Net sales	$3,550	$3,940	$10,915	$11,737

Operating income (loss) before charges associated with restructuring and other activities:
Skin Care	$361	$468	$784	$920
Makeup	14	66	(382)	56
Fragrance	32	29	(354)	267
Hair Care	(13)	(25)	(34)	(50)
Other	9	11	(25)	38
	403	549	(11)	1,231
Reconciliation:
Charges associated with restructuring and other activities	(97)	(18)	(384)	(28)
Interest expense	(87)	(94)	(269)	(287)
Interest income and investment income, net	27	45	85	126
Other components of net periodic benefit cost	(5)	4	(10)	9
Earnings (loss) before income taxes	$241	$486	$(589)	$1,051

GEOGRAPHIC DATA(1)
Net sales:
The Americas	$1,052	$1,117	$3,462	$3,567
Europe, the Middle East & Africa	1,358	1,647	4,082	4,488
Asia/Pacific	1,140	1,176	3,371	3,683
	3,550	3,940	10,915	11,738
Returns associated with restructuring and other activities	—	—	—	(1)
Net sales	$3,550	$3,940	$10,915	$11,737

Operating income (loss):
The Americas	$8	$(6)	$(983)	$(243)
Europe, the Middle East & Africa	239	302	645	825
Asia/Pacific	156	253	327	649
	403	549	(11)	1,231
Charges associated with restructuring and other activities	(97)	(18)	(384)	(28)
Operating income (loss)	$306	$531	$(395)	$1,203

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

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories. The following table is a comparative summary of operating results for the three and nine months ended March 31, 2025 and 2024, and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies for all periods presented. Products and services that do not meet our definition of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024
NET SALES
By Product Category:
Skin Care	$1,807	$2,060	$5,257	$5,873
Makeup	1,035	1,136	3,223	3,365
Fragrance	557	575	1,931	1,948
Hair Care	126	143	424	464
Other	25	26	80	88
	3,550	3,940	10,915	11,738
Returns associated with restructuring and other activities	—	—	—	(1)
Net sales	$3,550	$3,940	$10,915	$11,737

By Region(1):
The Americas	$1,052	$1,117	$3,462	$3,567
Europe, the Middle East & Africa	1,358	1,647	4,082	4,488
Asia/Pacific	1,140	1,176	3,371	3,683
	3,550	3,940	10,915	11,738
Returns associated with restructuring and other activities	—	—	—	(1)
Net sales	$3,550	$3,940	$10,915	$11,737

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$361	$468	$784	$920
Makeup	14	66	(382)	56
Fragrance	32	29	(354)	267
Hair Care	(13)	(25)	(34)	(50)
Other	9	11	(25)	38
	403	549	(11)	1,231
Charges associated with restructuring and other activities	(97)	(18)	(384)	(28)
Operating income (loss)	$306	$531	$(395)	$1,203

By Region(1):
The Americas	$8	$(6)	$(983)	$(243)
Europe, the Middle East & Africa	239	302	645	825
Asia/Pacific	156	253	327	649
	403	549	(11)	1,231
Charges associated with restructuring and other activities	(97)	(18)	(384)	(28)
Operating income (loss)	$306	$531	$(395)	$1,203

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

THE ESTÉE LAUDER COMPANIES INC.
The following table presents certain consolidated earnings (loss) data as a percentage of net sales:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.0	28.1	25.4	28.4
Gross profit	75.0	71.9	74.6	71.6

Operating expenses:
Selling, general and administrative	63.6	58.0	65.4	61.1
Restructuring and other charges	2.7	0.5	3.4	0.2
Impairment of goodwill and other intangible assets	—	—	7.9	—
Talcum litigation settlement agreements	—	—	1.5	—
Total operating expenses	66.3	58.4	78.2	61.4

Operating income (loss)	8.6	13.5	(3.6)	10.2
Interest expense	2.5	2.4	2.5	2.4
Interest income and investment income, net	0.8	1.1	0.8	1.1
Other components of net periodic benefit cost	0.1	(0.1)	0.1	(0.1)

Earnings (loss) before income taxes	6.8	12.3	(5.4)	9.0
Provision (benefit) for income taxes	2.3	3.8	—	3.0

Net earnings (loss)	4.5	8.5	(5.4)	5.9
Net earnings attributable to redeemable noncontrolling interest	—	(0.1)	—	(0.2)

Net earnings (loss) attributable to The Estée Lauder Companies Inc.	4.5%	8.4%	(5.4)%	5.7%

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

We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates affect our results of operations. Therefore, we present certain net sales, operating results and diluted net earnings (loss) per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

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

•Our skin care net sales decreased 12% for the three months ended March 31, 2025, primarily driven by lower net sales from Estée Lauder and La Mer. The decrease in net sales from Estée Lauder and La Mer was primarily driven by our Asia travel retail business, reflecting the ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior-year period due to our resumption of replenishment orders in the fiscal 2024 third quarter and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty-free business models in both Korea and mainland China, which led to lower replenishment orders.

•Our makeup net sales decreased 9% for the three months ended March 31, 2025, primarily reflecting lower net sales from M·A·C and Estée Lauder. The decrease in net sales from M·A·C was primarily driven by lower net sales in the face and eye subcategories and reflected softness in the brand's retail sales which led to elevated levels of inventory, resulting in retailer destocking. Net sales from Estée Lauder decreased, primarily driven by lower net sales in the face subcategory.

THE ESTÉE LAUDER COMPANIES INC.
•Our fragrance net sales decreased 3% for the three months ended March 31, 2025, reflecting lower net sales from Jo Malone London, Clinique, TOM FORD and Estée Lauder. The decrease in net sales from Jo Malone London was primarily driven by lower net sales in the cologne and home subcategories. Net sales from Clinique decreased, primarily driven by lower net sales from the Clinique Happy franchise line of products. The decrease in net sales from TOM FORD was primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales which led to elevated levels of inventory, resulting in retailer destocking, and an unfavorable year-over-year impact of prior-year launches. Net sales from Estée Lauder decreased across the fragrance portfolio, led by lower net sales from the Beautiful franchise. Partially offsetting the fragrance net sales decrease were higher net sales from Le Labo, primarily reflecting growth of hero products, including growth through targeted expanded consumer reach, and new product launches.

•Our hair care net sales decreased 12% for the three months ended March 31, 2025 primarily attributable to lower net sales from Aveda, reflecting our softness in the Europe, the Middle East & Africa and North America salon channels, as well as softness in our direct-to-consumer business.

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

•Net sales in The Americas decreased 6% for the three months ended March 31, 2025, primarily driven by lower net sales in North America, reflecting ongoing retail softness for some brands and declines in consumer confidence and sentiment, which led to elevated inventory levels and destocking at certain retailers, as well as operational challenges at certain retailers and the timing of shipments, which further pressured net sales compared to the prior-year period. Partially offsetting the net sales decline for North America was the impact from the launch of nine brands to-date in Amazon's U.S. Premium Beauty store.

•Net sales in Europe, the Middle East & Africa decreased 18% for the three months ended March 31, 2025, primarily driven by lower net sales in our Asia travel retail business, reflecting the ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior-year period due to our resumption of replenishment orders in the fiscal 2024 third quarter and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty-free business models in both Korea and mainland China, which led to lower replenishment orders.

•Net sales in Asia/Pacific decreased 3% for the three months ended March 31, 2025, primarily driven by lower net sales from Korea, Hong Kong SAR, Singapore, Taiwan and Australia, partially offset by higher net sales from mainland China and Japan. The decrease in net sales from Korea reflected the impact of political and social unrest, which reduced retail traffic and dampened retail sales, as well as the exit of Dr.Jart+ from the travel retail channel in Korea during the fiscal 2025 second quarter. Net sales from Hong Kong SAR and Singapore decreased, reflecting our strategic decision to reduce our exposure to reseller activity. The net sales decline from Taiwan reflected the temporary closure of a key retailer during the fiscal 2025 third quarter. Net sales from Australia decreased, reflecting lower net sales across all product categories. The increase in net sales in mainland China reflected the favorable timing of key shopping moments compared to the prior-year period, which contributed to prestige beauty stabilization, the partial recapture of consumer demand in mainland China from Asia travel retail, Hong Kong SAR and Singapore, as well as online net sales growth and the success of new product launches from La Mer. Partially offsetting the increase in net sales in mainland China, were lower shipments to some retailers due to retail softness, reflecting subdued consumer sentiment, and their efforts to manage working capital. The net sales increase from Japan reflected higher net sales in fragrance, driven by Le Labo and in skin care, driven by Estée Lauder and La Mer, including growth through tourism demand.

THE ESTÉE LAUDER COMPANIES INC.
Outlook

We have experienced challenges within our business and we expect volatility and uncertainty to continue, including from ongoing, subdued consumer sentiment in China and the United States and the impact of political and social unrest in Korea. In addition, in our Asia travel retail business, the pressures from changes in strategies by certain retailers have impacted, and are expected to continue to impact, our business. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We are continuing to monitor and assess the potential effects of new and existing tariffs in the United States as well as in other markets in which we operate. These tariffs have led to significant volatility and uncertainty in global markets and difficulty in forecasting demand. We are implementing and considering additional mitigation measures. We do not anticipate a material impact to fiscal 2025 profitability, however, even if we can minimize some of the impacts, and unless meaningful resolution of trade negotiations is achieved, we anticipate a high rate of tariffs to have a material adverse effect on fiscal 2026 profitability and cash flows.

We continue to believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across geographic regions, product categories, brands, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths, such as our history of outstanding creativity and innovation, high quality products and services, and engaging communications, and make us more productive and profitable. With the transition of leadership in the second and third quarters of fiscal 2025, we have embarked on “Beauty Reimagined,” a strategic vision that aims to accelerate best-in-class consumer coverage, create transformative innovation, boost consumer-facing investments and enable growth through more efficiencies expected through the expansion of the Profit Recovery and Growth Plan ("PRGP"), as discussed below.

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; competitive pressures; legal and regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. We are also mindful of inflationary pressures (including those caused by tariffs) on our cost base and are monitoring the impact on consumer preferences, the impact of changes being made in the organization, including those related to Beauty Reimagined and the PRGP, as well as the potential impact of changes expected to be made as part of the PRGP on suppliers, retailers and others, and challenges relating to successfully outsourcing select services. In our outlook, we have made assumptions regarding these internal and external factors and challenges. Declines in net sales and profitability have, and may continue to, adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.

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

THE ESTÉE LAUDER COMPANIES INC.
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

The expanded component of the restructuring program began during our fiscal 2025 third quarter with all initiatives to be approved by the end of fiscal 2026. Specific initiatives under the expanded component of the restructuring program are expected to be substantially completed by the end of fiscal 2027. The focus of the now expanded restructuring program (now, collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas and (ii) simplification and acceleration of processes, along with the newly added focus on (i) outsourcing of select services and (ii) evolution of go-to-market footprint and selling models.

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

THE ESTÉE LAUDER COMPANIES INC.
Impairment Analysis During the Nine Months Ended March 31, 2025

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

A summary of the impairment charges for the nine months ended March 31, 2025 and the remaining trademark and goodwill carrying values as of March 31, 2025, for the TOM FORD brand and Too Faced reporting unit, are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Nine Months Ended March 31, 2025		As of March 31, 2025
Brand/Reporting Unit	Geographic Region	Trademark	Goodwill	Trademark(2)	Goodwill
TOM FORD	The Americas	$773	$—	$1,805	$—
Too Faced	The Americas	75	13	112	—
Total		$848	$13	$1,917	$—
(1)The date of the fair value measurement for the TOM FORD and Too Faced trademark intangible assets and Too Faced reporting unit was December 31, 2024.
(2)The carrying values of the trademark intangible assets, immediately subsequent to the impairment charges, are equal to their fair values.

The impairment charge related to the TOM FORD trademark intangible asset for the nine months ended March 31, 2025 of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category.

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

THE ESTÉE LAUDER COMPANIES INC.
NET SALES

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$3,550	$3,940	$10,915	$11,737
$ Change from prior-year period	(390)		(822)
% Change from prior-year period	(10)%		(7)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(8)%		(7)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased for the three and nine months ended March 31, 2025, driven by a decrease across all product categories, primarily reflecting lower net sales in skin care and makeup.

By geographic region, reported net sales decreased for the three and nine months ended March 31, 2025, reflecting lower net sales across all geographic regions, primarily driven by Europe, the Middle East & Africa for the three-month period, reflecting lower net sales in our Asia travel retail business, and for the nine months ended March 31, 2025, primarily driven by Europe, the Middle East & Africa, reflecting lower net sales in our Asia travel retail business, and Asia/Pacific, reflecting lower net sales in mainland China, Hong Kong SAR and Korea.

Reported net sales decreased 10% for the three months ended March 31, 2025, driven by the decrease from volume of 9% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 1% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported net sales decreased 7% for the nine months ended March 31, 2025, driven by the decrease from volume of 9%. Partially offsetting this decrease was an increase from pricing of 3% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. For the three and nine months ended March 31, 2025, and for the three months ended March 31, 2024, there were no returns associated with restructuring and other activities. For the nine months ended March 31, 2024, there were $1 million in returns associated with restructuring and other activities.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Skin Care

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$1,807	$2,060	$5,257	$5,873
$ Change from prior-year period	(253)		(616)
% Change from prior-year period	(12)%		(10)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(11)%		(10)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care net sales decreased for the three and nine months ended March 31, 2025, reflecting lower net sales from Estée Lauder and La Mer, combined, of approximately $215 million and $533 million, respectively, primarily driven by declines in our Asia travel retail business.

The decrease in net sales from our Asia travel retail business in both periods reflected the ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior-year period due to our resumption of replenishment orders in the fiscal 2024 third quarter and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty-free business models in both Korea and mainland China, which led to lower replenishment orders.

The decrease in net sales from Estée Lauder for the nine months ended March 31, 2025 also included lower net sales in mainland China, reflecting the overall challenging retail environment, including the ongoing pressure from subdued consumer sentiment.

Skin care net sales were impacted by approximately $24 million and $13 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2025, respectively.

Reported skin care net sales decreased 12% for the three months ended March 31, 2025, driven by the decrease from volume of 10%, a decrease from pricing of 1%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions, and the unfavorable impact from foreign currency translation of 1%.

Reported skin care net sales decreased 10% for the nine months ended March 31, 2025, driven by the decrease from volume of 11%. Partially offsetting this decrease was an increase from pricing of 1% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Makeup

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$1,035	$1,136	$3,223	$3,365
$ Change from prior-year period	(101)		(142)
% Change from prior-year period	(9)%		(4)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(7)%		(3)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported makeup net sales decreased for the three months ended March 31, 2025, primarily driven by lower net sales from M·A·C and Estée Lauder, combined, of approximately $85 million. The decrease in net sales from M·A·C was primarily driven by lower net sales in the face and eye subcategories and reflected softness in the brand's retail sales which led to elevated levels of inventory, resulting in retailer destocking. Net sales from Estée Lauder decreased, primarily driven by lower net sales in the face subcategory.

Reported makeup net sales decreased for the nine months ended March 31, 2025, reflecting lower net sales from M·A·C, and to a lesser extent, Estée Lauder, Smashbox and Bobbi Brown, combined, of approximately $158 million. The decrease in net sales from M·A·C was primarily driven by lower net sales in the face and eye subcategories and reflected softness in the brand's retail sales which led to elevated levels of inventory, resulting in retailer destocking. The decrease in net sales from Estée Lauder was primarily driven by lower net sales in the face subcategory. Net sales from Smashbox decreased, primarily reflecting lower net sales in the face and, to a lesser extent, eye subcategories. The decrease in net sales from Bobbi Brown was driven by lower net sales in the face subcategory.

Partially offsetting the makeup net sales decrease for the nine months ended March 31, 2025 were higher net sales from Clinique across all geographic regions, led by North America, reflecting higher net sales associated with the fiscal 2024 third quarter launch in Amazon's U.S. Premium Beauty store, as well as the success of hero products and new product launches.

Makeup net sales were impacted by approximately $19 million and $28 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2025, respectively.

Reported makeup net sales decreased 9% for the three months ended March 31, 2025, driven by the decrease from volume of 10% and the unfavorable impact from foreign currency translation of 2%. Partially offsetting these decreases was an increase from pricing of 2% due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Reported makeup net sales decreased 4% for the nine months ended March 31, 2025, driven by the decrease from volume of 8% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 5% due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Fragrance

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$557	$575	$1,931	$1,948
$ Change from prior-year period	(18)		(17)
% Change from prior-year period	(3)%		(1)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%		—%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance net sales decreased for the three months ended March 31, 2025, reflecting lower net sales from Jo Malone London, Clinique, TOM FORD and Estée Lauder, combined, of approximately $30 million, and decreased for the nine months ended March 31, 2025, reflecting lower net sales from TOM FORD, Estée Lauder and Clinique, combined, of approximately $71 million.

The decrease in net sales from Jo Malone London for the three months ended March 31, 2025 was primarily driven by lower net sales in the cologne and home subcategories. Net sales from Clinique decreased in both periods, primarily driven by lower net sales from the Clinique Happy franchise line of products. The decrease in net sales from TOM FORD in both periods was primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales which led to elevated levels of inventory, resulting in retailer destocking, and an unfavorable year-over-year impact of prior-year launches. In both periods, net sales from Estée Lauder decreased across the fragrance portfolio, led by lower net sales from the Beautiful franchise.

Partially offsetting the decrease in reported fragrance net sales for the three and nine months ended March 31, 2025 were higher net sales from Le Labo, primarily reflecting growth of hero products, including growth through targeted expanded consumer reach, and new product launches.

Fragrance net sales were impacted by approximately $10 million and $12 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2025, respectively.

Reported fragrance net sales decreased 3% for the three months ended March 31, 2025, driven by the decrease from volume of 7% and the unfavorable impact from foreign currency translation of 2%. Partially offsetting these decreases was an increase from pricing of 6% due to the favorable impact from strategic pricing actions and changes in mix.

Reported fragrance net sales decreased 1% for the nine months ended March 31, 2025, driven by the decrease from volume of 6% and the unfavorable impact from foreign currency translation of 1%. Partially offsetting these decreases was an increase from pricing of 6% due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Hair Care

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$126	$143	$424	$464
$ Change from prior-year period	(17)		(40)
% Change from prior-year period	(12)%		(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(10)%		(8)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported hair care net sales decreased for the three and nine months ended March 31, 2025, driven by lower net sales from Aveda, primarily reflecting our softness in the Europe, the Middle East & Africa and North America salon channels, as well as softness in our direct-to-consumer business. Also contributing to the decrease in net sales for Aveda for the nine months ended March 31, 2025 was the unfavorable impact of timing of shipments compared to the prior-year period.

Hair care net sales were impacted by approximately $2 million of unfavorable foreign currency translation in each of the three and nine months ended March 31, 2025.

Reported hair care net sales decreased 12% for the three months ended March 31, 2025, driven by the decrease from volume of 10% and the unfavorable impact from foreign currency translation of 1%. The impact of pricing was flat period-over-period.

Reported hair care net sales decreased 9% for the nine months ended March 31, 2025, driven by the decrease from volume of 7% and a decrease from pricing of 1%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions.

Geographic Regions

The Americas

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$1,052	$1,117	$3,462	$3,567
$ Change from prior-year period	(65)		(105)
% Change from prior-year period	(6)%		(3)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(5)%		(2)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales in The Americas decreased for the three and nine months ended March 31, 2025, primarily driven by lower net sales in North America. For the three and nine months ended March 31, 2025, the lower net sales in North America reflected ongoing retail softness for some brands and declines in consumer confidence and sentiment, which led to elevated inventory levels and destocking at certain retailers, as well as operational challenges at certain retailers and the timing of shipments, which further pressured net sales compared to the prior-year periods. Partially offsetting the net sales decline for North America for the three and nine months ended March 31, 2025 was the impact from the launch of nine brands to-date in Amazon's U.S. Premium Beauty store.

THE ESTÉE LAUDER COMPANIES INC.
Net sales in The Americas were impacted by approximately $12 million and $36 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2025, respectively.

Reported net sales in The Americas decreased 6% for the three months ended March 31, 2025, driven by the decrease from volume of 9% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 4%, due to the favorable impact of strategic pricing actions and changes in mix.

Reported net sales in The Americas decreased 3% for the nine months ended March 31, 2025, driven by the decrease from volume of 9% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 7%, due to the favorable impact of strategic pricing actions and changes in mix.

Europe, the Middle East & Africa

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$1,358	$1,647	$4,082	$4,488
$ Change from prior-year period	(289)		(406)
% Change from prior-year period	(18)%		(9)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(16)%		(9)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Europe, the Middle East & Africa for the three and nine months ended March 31, 2025, primarily driven by lower net sales in our Asia travel retail business, reflecting the ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior-year period due to our resumption of replenishment orders in the fiscal 2024 third quarter and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty-free business models in both Korea and mainland China, which led to lower replenishment orders.

Net sales in Europe, the Middle East & Africa were impacted by approximately $22 million and $3 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2025, respectively.

Reported net sales in Europe, the Middle East & Africa decreased 18% for the three months ended March 31, 2025, driven by the decrease from volume of 12%, a decrease from pricing of 4%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions, and the unfavorable impact from foreign currency translation of 1%.

Reported net sales in Europe, the Middle East & Africa decreased 9% for the nine months ended March 31, 2025, driven by the decrease from volume of 8% and a decrease from pricing of 1%, due to changes in mix, partially offset by the favorable impact from strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
Asia/Pacific

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$1,140	$1,176	$3,371	$3,683
$ Change from prior-year period	(36)		(312)
% Change from prior-year period	(3)%		(8)%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	(1)%		(8)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in Asia/Pacific for the three months ended March 31, 2025, primarily driven by lower net sales from Korea, Hong Kong SAR, Singapore, Taiwan and Australia, combined, of approximately $69 million.

The decrease in net sales from Korea reflected the impact of political and social unrest, which reduced retail traffic and dampened retail sales, as well as the exit of Dr.Jart+ from the travel retail channel in Korea during the fiscal 2025 second quarter. Net sales from Hong Kong SAR and Singapore decreased, reflecting our strategic decision to reduce our exposure to reseller activity. The net sales decline from Taiwan reflected the temporary closure of a key retailer during the fiscal 2025 third quarter. Net sales from Australia decreased, reflecting lower net sales across all product categories.

Partially offsetting the reported net sales decrease in Asia/Pacific for the three months ended March 31, 2025 were higher net sales from mainland China and Japan, combined, of approximately $37 million. The increase in net sales in mainland China reflected the favorable timing of key shopping moments compared to the prior-year period, which contributed to prestige beauty stabilization, the partial recapture of consumer demand in mainland China from Asia travel retail, Hong Kong SAR and Singapore, as well as online net sales growth and the success of new product launches from La Mer. Partially offsetting the increase in net sales in mainland China, were lower shipments to some retailers due to retail softness, reflecting subdued consumer sentiment, and their efforts to manage working capital. The net sales increase from Japan reflected higher net sales in fragrance, driven by Le Labo and in skin care, driven by Estée Lauder and La Mer, including growth through tourism demand.

Reported net sales decreased in Asia/Pacific for the nine months ended March 31, 2025, primarily driven by lower net sales from mainland China, Hong Kong SAR, Korea and Singapore, combined, of approximately $332 million. The decrease in net sales from mainland China and Hong Kong SAR both reflected the overall challenging retail environments, including the ongoing pressure from subdued consumer sentiment. Additionally, the decline in net sales in Hong Kong SAR, as well as the decrease in net sales in Singapore reflected our strategic decision to reduce our exposure to reseller activity. The net sales decline in Korea reflects the impact of political and social unrest, which reduced retail traffic and dampened retail sales, as well as the exit of Dr.Jart+ from the travel retail channel in Korea during the fiscal 2025 second quarter.

Partially offsetting the reported net sales decrease in Asia/Pacific for the nine months ended March 31, 2025 were higher net sales from Japan, reflecting higher net sales in fragrance, driven by Le Labo and Jo Malone London, and in skin care, driven by La Mer, including growth through tourism demand.

Net sales in Asia/Pacific were impacted by approximately $21 million and $16 million of unfavorable foreign currency translation for the three and nine months ended March 31, 2025, respectively.

Reported net sales in Asia/Pacific decreased 3% for the three months ended March 31, 2025, driven by the decrease from volume of 6% and the unfavorable impact from foreign currency translation of 2%. Partially offsetting these decreases was an increase from pricing of 4% due to the favorable impact from strategic pricing actions and changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales in Asia/Pacific decreased 8% for the nine months ended March 31, 2025, driven by the decrease from volume of 12%. Partially offsetting this decrease was an increase from pricing of 4% due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN
Gross margin increased to 75.0% and 74.6% for the three and nine months ended March 31, 2025, as compared with 71.9% and 71.6% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2025
	Three Months Ended	Nine Months Ended
As Reported:
Mix of business	(95)	(5)
Obsolescence charges	90	145
Manufacturing costs and other	305	175
Foreign exchange transactions	10	(5)
Charges associated with restructuring and other activities	—	(10)
As Reported Gross Margin Basis Point Variance	310	300

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	—	10
Non-GAAP Gross Margin Basis Point Variance	310	310

The increase in gross margin for the three and nine months ended March 31, 2025 was driven by the impact from manufacturing costs and other, reflecting the favorable impact of the recognition of manufacturing variances associated with reduced manufacturing volumes on our standard cost within cost of sales in the fiscal 2024 third quarter, partially offset by the impact of a similar charge recorded in the fiscal 2025 third quarter, as well as the favorable impact of cost efficiencies within our global supply chain network. Also contributing to the increase in gross margin in both periods was lower obsolescence charges, due to a reduction in excess inventory. Partially offsetting the increase in gross margin for the three months ended March 31, 2025 was the unfavorable impact from our mix of business, reflecting the impact of lower net sales, partially offset by the benefit of net strategic pricing.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales were 66.3% and 78.2% for the three and nine months ended March 31, 2025, as compared with 58.4% and 61.4% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2025
	Three Months Ended	Nine Months Ended
As Reported:
General and administrative expenses	(160)	(150)
Advertising, merchandising, sampling and product development	(280)	(180)
Selling	(110)	(120)
Shipping	20	20
Store operating costs	(70)	(30)
Stock-based compensation	20	10
Foreign exchange transactions	—	20
Charges associated with restructuring and other activities	(220)	(320)
Goodwill and other intangible asset impairments	—	(790)
Talcum litigation settlement agreements	—	(150)
Changes in fair value of DECIEM acquisition-related stock options	10	10
As Reported Operating Expense Margin Basis Point Variance	(790)	(1,680)

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	220	320
Goodwill and other intangible asset impairments	—	790
Talcum litigation settlement agreements	—	150
Changes in fair value of DECIEM acquisition-related stock options	(10)	(10)
Non-GAAP Operating Expense Margin Basis Point Variance	(580)	(430)

The unfavorable change in operating expense margin for the three and nine months ended March 31, 2025 reflects the impact of the decrease in net sales. Also contributing to the unfavorable change in operating expense margin for the three months ended March 31, 2025 was higher advertising, merchandising, sampling and product development expenses, reflecting investments to support sales, including through key shopping moments, campaigns and launches, and higher store operating costs, to support targeted expanded consumer reach. General and administrative expenses increased for the three and nine months ended March 31, 2025, reflecting the year-over-year unfavorable impact of a change in policy related to local government subsidies in China. Also contributing to the unfavorable change in operating expense margin for the nine-month period was higher selling expenses, reflecting higher staffing costs to support sales, targeted expanded consumer reach and key campaigns. As a result of our net sales performance, we were disciplined in our overall expense strategy across the business to manage profitability, which partially offset the unfavorable change in operating expense margin for the three and nine months ended March 31, 2025.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income (loss)	$306	$531	$(395)	$1,203
$ Change from prior-year period	(225)		(1,598)
% Change from prior-year period	(42)%		(100+)%

Operating margin	8.6%	13.5%	(3.6)%	10.2%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, the impact of goodwill and other intangible asset impairments, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options	(27)%		(19)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin for the three and nine months ended March 31, 2025 primarily reflects a decrease in net sales and an increase in operating expense margin, which for the nine months ended March 31, 2025 was driven by goodwill and other intangible asset impairments relating to TOM FORD and Too Faced, combined, of $861 million, included in the makeup, fragrance and other product categories, partially offset by an increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income (loss) by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended March 31, 2025 and 2024 of $97 million and $18 million, respectively, and for the nine months ended March 31, 2025 and 2024 of $384 million and $28 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Skin Care

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income	$361	$468	$784	$920
$ Change from prior-year period	(107)		(136)
% Change from prior-year period	(23)%		(15)%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the change in fair value of DECIEM acquisition-related stock options	(24)%		(16)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported skin care operating income decreased for the three and nine months ended March 31, 2025, primarily driven by lower operating income from Estée Lauder and La Mer, combined, of approximately $210 million and $368 million, respectively. Operating income from Estée Lauder decreased in both periods, primarily driven by a decrease in net sales, partially offset by lower cost of sales. Also partially offsetting the lower operating income from Estée Lauder for the nine months ended March 31, 2025 was disciplined advertising and promotional expense management. Operating income from La Mer decreased in both periods, primarily driven by decreases in net sales and increases in advertising and promotional activities to support key shopping moments and new product launches, partially offset by lower cost of sales. Partially offsetting the decline in skin care operating income for the product category overall in both periods was lower cost of sales.

Makeup

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income (loss)	$14	$66	$(382)	$56
$ Change from prior-year period	(52)		(438)
% Change from prior-year period	(79)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments and talcum litigation settlement agreements	(79)%		(38)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Reported makeup operating income decreased for the three months ended March 31, 2025, primarily driven by lower operating income from Estée Lauder and M·A·C, and to a lesser extent, an increase in operating loss from Bobbi Brown, combined, of approximately $81 million. The decrease in operating income from Estée Lauder was primarily driven by a decrease in net sales and higher advertising and promotional activities to support key campaigns and key shopping moments, partially offset by lower cost of sales. Operating income from M·A·C decreased, primarily driven by a decrease in net sales, partially offset by lower cost of sales and lower advertising and promotional activities due to disciplined advertising and promotional expense management and a favorable year-over-year impact of increased advertising and promotional activities in the prior-year period to support new product launches. The increase in operating loss from Bobbi Brown was primarily driven by a decrease in net sales, partially offset by disciplined advertising and promotional expense management. Partially offsetting the decline in makeup operating income for the product category overall was lower cost of sales.

Reported makeup operating results decreased for the nine months ended March 31, 2025, primarily driven by the unfavorable year-over-year impacts of other intangible asset impairment charges relating to TOM FORD and Too Faced, combined, of $245 million and a goodwill impairment charge relating to Too Faced of $13 million, as well as the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million. Also contributing to the reported makeup operating results decrease for the nine months ended March 31, 2025 was a decrease in operating income from M·A·C, primarily driven by a decrease in net sales, partially offset by lower cost of sales. Partially offsetting the decline in makeup operating results for the product category overall was lower cost of sales.

Fragrance

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income (loss)	$32	$29	$(354)	$267
$ Change from prior-year period	3		(621)
% Change from prior-year period	10%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of other intangible asset impairments	10%		(27)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported fragrance operating income increased slightly for the three months ended March 31, 2025, reflecting favorability in cost of sales for the category overall, as well as higher operating income from Le Labo. The increase in operating income from Le Labo was driven by an increase in net sales, partially offset by an increase in selling costs and store operating costs to support targeted expanded consumer reach, as well as an increase in cost of sales.

Partially offsetting the increase in reported fragrance operating income for the three months ended March 31, 2025 was lower operating income from Jo Malone London, lower operating income from TOM FORD and lower operating results from Clinique, combined, of approximately $42 million. Operating income from Jo Malone London decreased, primarily driven by a decrease in net sales and higher selling expenses, including higher staffing costs to support targeted expanded consumer reach. The decrease in operating income from TOM FORD was primarily driven by an increase in advertising and promotional activities to support new product launches, a decrease in net sales, and higher selling expenses which included increased demonstration costs, partially offset by lower cost of sales. Operating results from Clinique decreased, primarily driven by a decrease in net sales, partially offset by lower cost of sales.

THE ESTÉE LAUDER COMPANIES INC.

Reported fragrance operating results decreased for the nine months ended March 31, 2025, primarily driven by lower operating results from TOM FORD, and to a lesser extent, lower operating income from Jo Malone London, combined, of approximately $637 million. The decrease in operating results from TOM FORD was primarily driven by an unfavorable year-over-year impact of the other intangible asset impairment charge of $549 million, as well as a decline in net sales, an increase in advertising and promotional activities to support key campaigns and an increase in selling expenses including to support targeted expanded consumer reach, partially offset by lower cost of sales. The decrease in operating income from Jo Malone London was due to higher selling expenses, including higher staffing costs to support key campaigns and targeted expanded consumer reach, a decrease in net sales, higher advertising and promotional activities to support key campaigns and higher store operating costs to support targeted expanded consumer reach, partially offset by lower cost of sales. Partially offsetting the decline in fragrance operating results for the product category overall for the nine months ended March 31, 2025 was lower cost of sales.

Hair Care

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating loss	$(13)	$(25)	$(34)	$(50)
$ Change from prior-year period	12		16
% Change from prior-year period	48%		32%

Reported hair care operating loss decreased for the three and nine months ended March 31, 2025, primarily reflecting a decrease in operating expenses and lower cost of sales, partially offset by a decrease in net sales.
Geographic Regions
The Americas

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income (loss)	$8	$(6)	$(983)	$(243)
$ Change from prior-year period	14		(740)
% Change from prior-year period	100+%		(100+)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of goodwill and other intangible asset impairments, talcum litigation settlement agreements and change in fair value of DECIEM acquisition-related stock options
	100+%		100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 59 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results increased in The Americas for the three months ended March 31, 2025, primarily driven by higher operating results in North America of approximately $18 million. The higher operating results were primarily driven by lower cost of sales and lower general and administrative expenses, partially offset by the unfavorable year-over-year impact relating to net intercompany activity and a decrease in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating loss increased for the nine months ended March 31, 2025, primarily reflecting an increase in operating loss in North America of approximately $726 million. The increase in operating loss was primarily driven by the unfavorable year-over-year impacts of other intangible asset impairment charges relating to TOM FORD and Too Faced of $848 million and a goodwill impairment charge relating to Too Faced of $13 million, the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million and the unfavorable year-over-year impact relating to net intercompany activity, partially offset by lower cost of sales.
Europe, the Middle East & Africa

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income	$239	$302	$645	$825
$ Change from prior-year period	(63)		(180)
% Change from prior-year period	(21)%		(22)%

Reported operating income decreased in Europe, the Middle East & Africa for the three months ended March 31, 2025, primarily driven by lower operating income in the United Kingdom, in our travel retail business, and in Russia, as well as lower operating results in Italy, combined, of approximately $47 million. The decrease in operating income in the United Kingdom was primarily driven by a decrease in net sales and higher advertising and promotional activities to support sales, partially offset by lower cost of sales. Operating income decreased in our travel retail business, reflecting a decrease in net sales, partially offset by a favorable year-over-year impact of net intercompany activity, lower cost of sales and lower shipping costs reflecting the decrease in net sales. Operating income decreased in Russia and Italy, primarily driven by decreases in net sales.
Reported operating income decreased in Europe, the Middle East & Africa for the nine months ended March 31, 2025, primarily driven by lower operating income in our travel retail business and in the United Kingdom, combined, of approximately $144 million. Operating income decreased in our travel retail business, reflecting a decrease in net sales, partially offset by a decrease in cost of sales, a favorable year-over-year impact of net intercompany activity, disciplined advertising and promotional expense management and lower shipping costs reflecting the decrease in net sales. Operating income in the United Kingdom decreased, primarily driven by an unfavorable year-over-year impact of net intercompany activity, a decrease in net sales and an increase in advertising and promotional activities to support sales, partially offset by lower cost of sales.

Asia/Pacific

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income	$156	$253	$327	$649
$ Change from prior-year period	(97)		(322)
% Change from prior-year period	(38)%		(50)%

Reported operating income decreased in Asia/Pacific for the three months ended March 31, 2025, primarily driven by lower operating income from mainland China, reflecting the year-over-year unfavorable impact of a change in policy related to local government subsidies in China, an increase in advertising and promotional activities to support new product launches and key shopping moments and higher cost of sales, partially offset by an increase in net sales.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income decreased in Asia/Pacific for the nine months ended March 31, 2025, primarily driven by lower operating income in mainland China, and to a lesser extent Hong Kong SAR and Korea, combined, of approximately $276 million. The decrease in operating income from mainland China was primarily driven by a decrease in net sales and the year-over-year unfavorable impact of a change in policy related to local government subsidies in China, partially offset by a year-over-year favorable impact of net intercompany activity, disciplined advertising and promotional expense management and lower cost of sales. Operating income in Hong Kong SAR decreased, primarily driven by a decrease in net sales, partially offset by lower cost of sales and a year-over-year favorable impact of net intercompany activity. The decrease in operating income in Korea was primarily driven by a decrease in net sales, partially offset by lower cost of sales and lower store operating costs relating to the exit of Dr.Jart+ from the travel retail channel during the fiscal 2025 second quarter.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2025	2024	2025	2024
Interest expense	$87	$94	$269	$287
Interest income and investment income, net	$27	$45	$85	$126
Interest expense decreased for the three and nine months ended March 31, 2025, primarily reflecting a lower average debt balance compared to the prior-year periods. Interest income and investment income, net decreased for the three and nine months ended March 31, 2025, primarily reflecting a lower average cash balance and lower interest rates compared to the prior-year periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Effective rate for income taxes	34.0%	31.1%	0.3%	33.9%
Basis-point change from the prior-year period	290		(3,360)

For the three months ended March 31, 2025, the increase in the effective tax rate was primarily attributable to a higher effective tax rate on our foreign operations due to our full year geographical mix of earnings in the current and prior-year periods, as well as an unfavorable impact associated with previously issued stock-based compensation.

For the nine months ended March 31, 2025, the decrease in the effective tax rate was primarily attributable to the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, the charge associated with the talcum litigation settlement agreements (See Note 8 - Commitments and Contingencies for further discussion) and an unfavorable impact associated with previously issued stock-based compensation.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2025	2024	2025	2024
As Reported:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$159	$330	$(587)	$674
$ Change from prior-year period	(171)		(1,261)
% Change from prior-year period	(52)%		(100+)%
Diluted net earnings (loss) per common share	$.44	$.91	$(1.63)	$1.87
% Change from prior-year period	(52)%		(100+)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options	(33)%		(27)%
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
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Three Months Ended March 31,		Variance	% Change	% Change in constant currency
	2025	2024
Net sales, as reported	$3,550	$3,940	$(390)	(10)%	(8)%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$3,550	$3,940	$(390)	(10)%	(9)%

Operating income, as reported	$306	$531	$(225)	(42)%	(40)%
Charges associated with restructuring and other activities	97	18	79
Change in fair value of DECIEM acquisition-related stock options	—	5	(5)
Operating income, as adjusted	$403	$554	$(151)	(27)%	(24)%

Diluted net earnings per common share, as reported	$.44	$.91	$(.47)	(52)%	(49)%
Charges associated with restructuring and other activities	.21	.04	.17
Change in fair value of DECIEM acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	.02	(.02)
Diluted net earnings per common share, as adjusted	$.65	$.97	$(.32)	(33)%	(30)%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31,		Variance	% Change	% Change in constant currency
	2025	2024
Net sales, as reported	$10,915	$11,737	$(822)	(7)%	(7)%
Returns associated with restructuring and other activities	—	1	(1)
Net sales, as adjusted	$10,915	$11,738	$(823)	(7)%	(7)%

Operating income (loss), as reported	$(395)	$1,203	$(1,598)	(100+)%	(100+)%
Charges associated with restructuring and other activities	384	28	356
Goodwill and other intangible asset impairments	861	—	861
Talcum litigation settlement agreements	159	—	159
Change in fair value of DECIEM acquisition-related stock options	—	8	(8)
Operating income, as adjusted	$1,009	$1,239	$(230)	(19)%	(18)%

Diluted net earnings (loss) per common share, as reported	$(1.63)	$1.87	$(3.50)	(100+)%	(100+)%
Charges associated with restructuring and other activities	.83	.06	.77
Goodwill and other intangible asset impairments	1.88	—	1.88
Talcum litigation settlement agreements	.34	—	.34
Change in fair value of DECIEM acquisition-related stock options (less portion attributable to redeemable noncontrolling interest)	—	.02	(.02)
Diluted net earnings per common share, as adjusted	$1.42	$1.95	$(.53)	(27)%	(26)%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended March 31,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$1,807	$2,060	$(253)	$24	$(229)	(12)%	(11)%
Makeup	1,035	1,136	(101)	19	(82)	(9)	(7)
Fragrance	557	575	(18)	10	(8)	(3)	(1)
Hair Care	126	143	(17)	2	(15)	(12)	(10)
Other	25	26	(1)	—	(1)	(4)	(4)
	3,550	3,940	(390)	55	(335)	(10)	(9)
Returns associated with restructuring and other activities	—	—	—	1	1
Total	$3,550	$3,940	$(390)	$56	$(334)	(10)%	(8)%

By Region:
The Americas	$1,052	$1,117	$(65)	$12	$(53)	(6)%	(5)%
Europe, the Middle East & Africa	1,358	1,647	(289)	22	(267)	(18)	(16)
Asia/Pacific	1,140	1,176	(36)	21	(15)	(3)	(1)
	3,550	3,940	(390)	55	(335)	(10)	(9)
Returns associated with restructuring and other activities	—	—	—	1	1
Total	$3,550	$3,940	$(390)	$56	$(334)	(10)%	(8)%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Nine Months Ended March 31,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$5,257	$5,873	$(616)	$13	$(603)	(10)%	(10)%
Makeup	3,223	3,365	(142)	28	(114)	(4)	(3)
Fragrance	1,931	1,948	(17)	12	(5)	(1)	0
Hair Care	424	464	(40)	2	(38)	(9)	(8)
Other	80	88	(8)	—	(8)	(9)	(9)
	10,915	11,738	(823)	55	(768)	(7)	(7)
Returns associated with restructuring and other activities	—	(1)	1	1	2
Total	$10,915	$11,737	$(822)	$56	$(766)	(7)%	(7)%

By Region:
The Americas	$3,462	$3,567	$(105)	$36	$(69)	(3)%	(2)%
Europe, the Middle East & Africa	4,082	4,488	(406)	3	(403)	(9)	(9)
Asia/Pacific	3,371	3,683	(312)	16	(296)	(8)	(8)
	10,915	11,738	(823)	55	(768)	(7)	(7)
Returns associated with restructuring and other activities	—	(1)	1	1	2
Total	$10,915	$11,737	$(822)	$56	$(766)	(7)%	(7)%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating income excluding the change in fair value of DECIEM acquisition-related stock options for the three and nine months ended March 31, 2025, as well as the impact of goodwill and other intangible asset impairments and the talcum litigation settlement agreements for the nine months ended March 31, 2025:

	As Reported			Add: Change in fair value of DECIEM acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended March 31
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$361	$468	$(107)	$(5)	$(112)	(23)%	(24)%
Makeup	14	66	(52)	—	(52)	(79)	(79)
Fragrance	32	29	3	—	3	10	10
Hair Care	(13)	(25)	12	—	12	48	48
Other	9	11	(2)	—	(2)	(18)	(18)
	403	549	(146)	$(5)	$(151)	(27)%	(27)%
Charges associated with restructuring and other activities	(97)	(18)	(79)
Total	$306	$531	$(225)

By Region:
The Americas	$8	$(6)	$14	$(5)	$9	100+%	100+%
Europe, the Middle East & Africa	239	302	(63)	—	(63)	(21)	(21)
Asia/Pacific	156	253	(97)	—	(97)	(38)	(38)
	403	549	(146)	$(5)	$(151)	(27)%	(27)%
Charges associated with restructuring and other activities	(97)	(18)	(79)
Total	$306	$531	$(225)

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in goodwill and other intangible asset impairments	Add: Talcum litigation settlement agreements	Add: Change in fair value of DECIEM acquisition-related stock options	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Nine Months Ended March 31
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$784	$920	$(136)	$—	$—	$(8)	$(144)	(15)%	(16)%
Makeup	(382)	56	(438)	258	159	—	(21)	(100+)	(38)
Fragrance	(354)	267	(621)	549	—	—	(72)	(100+)	(27)
Hair Care	(34)	(50)	16	—	—	—	16	32	32
Other	(25)	38	(63)	54	—	—	(9)	(100+)	(24)
	(11)	1,231	(1,242)	$861	$159	$(8)	$(230)	(100+)%	(19)%
Charges associated with restructuring and other activities	(384)	(28)	(356)
Total	$(395)	$1,203	$(1,598)

By Region:
The Americas	$(983)	$(243)	$(740)	$861	$159	$(8)	$272	(100+)%	100+%
Europe, the Middle East & Africa	645	825	(180)	—	—	—	(180)	(22)	(22)
Asia/Pacific	327	649	(322)	—	—	—	(322)	(50)	(50)
	(11)	1,231	(1,242)	$861	$159	$(8)	$(230)	(100+)%	(19)%
Charges associated with restructuring and other activities	(384)	(28)	(356)
Total	$(395)	$1,203	$(1,598)

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2025, we had cash and cash equivalents of $2,631 million compared with $3,395 million at June 30, 2024. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.
Inflation impacted our overall operating results in the fiscal 2025 third quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facility. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 24, 2025, our long-term debt is rated A- with a negative outlook by Standard & Poor’s and A2 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At March 31, 2025, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	494	—	494
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	295	—	295
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (15)	644	—	644
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (15)	696	—	696
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (15)	559	—	559
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (15)	615	—	615
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (15)	645	—	645
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (15)	697	—	697
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (15)	499	—	499
Other long-term borrowings	27	—	27
Other current borrowings	—	3	3
	$7,298	$3	$7,301

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
(6)Consists of $300 million principal, unamortized debt discount of $3 million and debt issuance costs of $2 million.
(7)Consists of $650 million principal, unamortized debt discount of $2 million and debt issuance costs of $4 million.
(8)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(9)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $3 million.
(10)Consists of $600 million principal, unamortized debt discount of $2 million, debt issuance costs of $3 million and a $36 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $2 million and a $82 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $3 million and debt issuance costs of $2 million.
(13)Consists of $700 million principal and debt issuance costs of $3 million.
(14)Consists of $500 million principal and debt issuance costs of $1 million.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
In April 2025, the Company issued commercial paper under its existing commercial paper program, and as of April 24, 2025, $242 million was outstanding. The notes have maturities ranging from 10 to 17 days with weighted average interest rates between 4.62% to 4.68%. The proceeds from the issuance are intended for general corporate purposes.
In December 2024, the Company repaid the outstanding principal balance of its $500 million, 2.000% Senior Notes ("2024 Senior Notes") at maturity with cash from operations.
Total debt as a percent of total capitalization was 63% and 59% at March 31, 2025 and June 30, 2024, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Nine Months Ended March 31,
(In millions)	2025	2024
Net cash flows provided by operating activities	$671	$1,471
Net cash flows used for investing activities	$(408)	$(735)
Net cash flows used for financing activities	$(1,016)	$(1,059)

The change in net cash flows provided by operating activities was primarily driven by lower net earnings for the nine months ended March 31, 2025, excluding non-cash items, and an unfavorable change in operating assets and liabilities variances, including the impact from the significant reduction in inventory in the prior-year period, as compared to the reduction in inventory in the current-year period.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from capital expenditure payments made relating to the manufacturing facility in Japan, near Tokyo, in the prior-year period.

The change in net cash flows used for financing activities primarily reflected the favorable year-over-year impact of repayments of commercial paper in the prior-year period and a decrease in dividends paid to stockholders in the current-year period, partially offset by an unfavorable year-over-year impact of the repayment of the outstanding principal balance of our 2024 Senior Notes that matured during the fiscal 2025 second quarter compared to proceeds from the issuance of the 2034 Senior Notes during the fiscal 2024 third quarter.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the nine months ended March 31, 2025, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $275 million and $371 million as of March 31, 2025 and June 30, 2024, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $85 million and $49 million as of March 31, 2025 and June 30, 2024, respectively.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our aggregate liability portfolio, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $44 million and $48 million as of March 31, 2025 and June 30, 2024, respectively.
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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies relate to goodwill and other indefinite-lived intangible assets - impairment assessment and income taxes. Since June 30, 2024, there have been no significant changes to the assumptions and estimates related to our critical accounting policies, except as disclosed within the Impairment Analysis During the Nine Months Ended March 31, 2025 section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 43.

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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

THE ESTÉE LAUDER COMPANIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2025	8,769	$84.30	—	25,073,242
February 2025	1,915	73.40	—	25,073,242
March 2025	—	—	—	25,073,242
	10,684	82.35	—

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

Item 5. Other Information.

Trading Arrangements
During the fiscal 2025 third quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 is formatted in iXBRL

† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ AKHIL SHRIVASTAVA
Date: May 1, 2025		Akhil Shrivastava
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)