Form 10-K
period 2025-06-30
ESTEE LAUDER COMPANIES INC
filed 2025-08-20
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $17 billion at December 31, 2024 (the last business day of the registrant’s most recently completed second quarter).*
At August 13, 2025, 234,347,415 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 13, 2025	Part III
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
PART I

Item 1.  Business.
The Estée Lauder Companies Inc., founded in 1946 by Estée and Joseph Lauder, is one of the world’s leading manufacturers, marketers and sellers of quality skin care, makeup, fragrance and hair care products. We are a steward of over 20 luxury and prestige brands globally. Since the initial launch of the Estée Lauder brand in the United States, we have significantly expanded our consumer reach to approximately 150 countries and territories. We operate as a wholesaler, with our products sold in brick-and-mortar locations and on various e-commerce platforms, including those operated by department stores, duty-free retailers, specialty-multi retailers, online pure players, upscale perfumeries and pharmacies, and top-tier salons and spas. Additionally, we operate a direct-to-consumer business across freestanding stores, our brands' websites and third-party online platforms.

In February 2025, we embarked on “Beauty Reimagined,” a strategic vision which focuses on accelerating best-in-class consumer coverage, creating transformative innovation, boosting consumer-facing investments, fueling sustainable growth through bold efficiencies and reimagining the way we work.

We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 13, 2025, shares of our Company's Class A Common Stock and Class B Common Stock having approximately 84% of the outstanding voting power of the Common Stock.

Products
Skin Care - Our broad range of skin care products address various skin care needs. These products include moisturizers, serums, cleansers, toners, eye care, body care, exfoliators, acne and oil correctors, facial masks and sun care products.
Makeup - We offer an extensive array of makeup products across shades and colors. Our full array of makeup products includes foundations, powders, concealers and setting sprays, lipsticks, lip liners and lip glosses, and mascaras, eyeshadows and eyeliners. We also sell related items such as compacts, brushes and other makeup tools.

Fragrance - We offer a variety of fragrance products. The fragrances are sold in various forms, including parfum, eau de parfum, eau de toilette, eau de cologne, and body spray, as well as lotions, creams, powders, candles and soaps that are based on a particular fragrance.

Hair Care - Our hair care products include shampoos, conditioners, styling products, treatment, finishing sprays and hair color products.

Other - The other category includes royalty revenue from our licensing of the TOM FORD trademark to third parties since our fiscal 2023 acquisition of the TOM FORD brand as well as sales from ancillary products and services that do not fit within the definitions of skin care, makeup, fragrance, and hair care.

Our Brands
Given the personal nature of our products and the wide array of consumer preferences and tastes, as well as competition for the attention of consumers, our strategy has been to market and promote our products through distinctive brands seeking to address broad preferences and tastes. Each brand has a single global image that is promoted with consistent logos, packaging and advertising designed to enhance its image and differentiate it from other brands in the market. Beauty brands are differentiated by numerous factors, including quality, performance, a particular lifestyle, where they are distributed (e.g., prestige or mass) and price point. Below is a chart showing brands we sell and how we view them based on lifestyle and price point:

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

Introduced in 1990, Origins is known for high-performance natural skin care that is “powered by nature and proven by science” and also sells fragrance products. Origins has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

M·A·C, the leading brand of professional cosmetics, was created in Toronto, Canada. After having acquired a majority interest in 1994, we completed our acquisition of M·A·C in 1998. The brand’s popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists, models, photographers and journalists around the world.

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

Acquired a majority interest in 2000 (and the remaining interest in 2006), Bumble and bumble is a New York-based hair care brand that creates high-quality hair care and styling products. The brand is distributed primarily through top-tier salons, including Bumble and bumble’s own flagship salons, specialty-multi retailers and online.

Acquired in 2003, Darphin is a Paris-based, prestige skin care brand known for its high-performance botanical skin care. The brand is distributed primarily through high-end independent pharmacies and online brand and retailer channels.

In 2005, we entered into a license agreement under the TOM FORD brand name and developed, manufactured and distributed luxury fragrances and beauty products. In fiscal 2023, we acquired the TOM FORD brand and related intellectual property. The TOM FORD brand is a luxury brand created in 2005, encompassing fashion, fragrance, eyewear and other accessories. As the current owner and steward of the brand, we are continuing with the beauty products and have licensed the fashion brand and operations and eyewear to third parties. Consistent with the fashion brand, our products exude seductive modern-day glamour and include luxury fragrance, color cosmetics, men’s grooming products and skin care products for discerning consumers globally.

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

After increasing our investment to 76% in 2021, we purchased the remaining interest in the Deciem Beauty Group Inc. ("DECIEM") in 2024. Known as “The Abnormal Beauty Company,” DECIEM is a Toronto-based, vertically integrated multi-brand beauty company rooted in a consumer-focused and functional approach. Its portfolio includes The Ordinary, an ingredient-focused brand, and NIOD, a science-driven skin care brand.

BALMAIN Beauty was established in 2022 through a license from the fashion house Balmain Paris “to celebrate all the beauties of the world, no exceptions.” Building upon an exceptional fashion and fragrance legacy, BALMAIN Beauty launched its first fragrances in fiscal 2025.

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

Our “Luxury Brands” are La Mer, Jo Malone London, TOM FORD, AERIN Beauty, Le Labo, Editions de Parfums Frédéric Malle, KILIAN PARIS and BALMAIN Beauty. Our luxury portfolio also includes Estée Lauder's Re-Nutriv product franchise. Our “Large Brands” are Estée Lauder, La Mer, Clinique and M·A·C. Our “Scaling Brands” are Jo Malone London, TOM FORD, The Ordinary, Aveda, and Bobbi Brown Cosmetics. Our “Developing Brands” are Le Labo, Too Faced, Dr.Jart+, Origins, KILIAN PARIS, Bumble and bumble, Editions de Parfums Frédéric Malle, Smashbox, Darphin Paris, Lab Series, AERIN Beauty, NIOD, Aramis, BALMAIN Beauty and GLAMGLOW.

Social Impact and Sustainability

We continue to integrate social impact and sustainability into our strategy and business operations. Our social impact and sustainability initiatives help drive innovation, growth and efficiency across the business and within our brand portfolio. These initiatives also aim to foster employee engagement and build consumer trust and loyalty.

Areas of focus include climate and energy; packaging; sourcing; green chemistry and ingredient transparency; inclusion; employee health and safety; and social investments. We have set goals or made commitments within these focus areas. For example, our goals related to climate and energy support efficiency and conservation within our facilities, internal supply chain and value chain. Certain goals are also intended to help us reduce cost and waste.

The Nominating and ESG Committee of our Board of Directors has oversight responsibility for our Company’s environmental, social and governance (“ESG”) activities and practices, including citizenship and sustainability matters. Our social impact and sustainability efforts are led by our President and Chief Executive Officer. Other members of senior management, along with employees across the organization, help to drive our strategic initiatives concerning social impact and sustainability.

Additional information related to our social impact and sustainability matters can be found at www.elcompanies.com.

Distribution
We operate as a wholesaler, with our products sold in brick-and-mortar locations and on various e-commerce platforms, including those operated by department stores, duty-free retailers, specialty-multi retailers, online pure players, upscale perfumeries and pharmacies, and top-tier salons and spas. Additionally, we operate a direct-to-consumer business across freestanding stores, our brands' websites and third-party online platforms. Our general practice is to accept returns of our products from customers if properly requested and approved.
Our online sites, including our brand.com sites as well as those operated by authorized retailers and through third-party online platforms are in approximately 50 countries, with a majority of these online sales generated in mainland China, the United States and the United Kingdom. During fiscal 2025, we closed freestanding stores in underperforming areas of our business and opened new freestanding stores where growth opportunities existed. We operated approximately 1,600 freestanding stores as of June 30, 2025. Most freestanding stores are operated by us under a single brand name, such as M·A·C, Jo Malone London and Le Labo. Over 300 of the freestanding stores are multi-branded company stores, primarily in outlet malls.

We maintain dedicated sales teams that manage our retail accounts. We have wholly-owned operations in over 50 countries through which we market, sell and distribute our products. In certain countries, we sell our products through carefully selected distributors who we believe share our commitment to protecting the image and position of our brands. For information regarding our net sales by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 15 – Revenue Recognition.

As we have done historically, we continue to develop our strategy, assess performance and allocate resources by product category and will continue to report results by product category. To enhance accountability and streamline operations within the organization, as well as to align with our recently announced leadership changes, we have reorganized our geographic regions. Beginning with the fiscal 2026 first quarter, we will be reporting our fiscal 2026 and comparative fiscal 2025 results by geographic region under the new regional structure. Our four new geographic regions are:
•The Americas, which will continue to include North America and Latin America;
•Europe, the United Kingdom and Ireland and Emerging Markets ("EUKEM"), which will continue to include the geographic markets of our previously reported Europe, the Middle East & Africa region, will exclude our global travel retail business, and will include our Southeast Asian Emerging Markets, previously reported in our Asia/Pacific region, of Indonesia, Malaysia, the Philippines, Thailand and Vietnam;
•Asia/Pacific, which will continue to include certain geographic markets of our previously reported Asia/Pacific region, such as Japan, Korea, Hong Kong SAR, and Australia, among others, and will also include our global travel retail business, previously reported in our Europe, the Middle East & Africa region; and
•Mainland China, previously reported in our Asia/Pacific region, will now be reported as a separate region.
Our “Emerging Markets” in The Americas are Argentina, Brazil, Chile, Colombia, Mexico, Panama and Peru and in our reorganized region of EUKEM are Central Europe, India, Indonesia, Israel, Kazakhstan, Malaysia, the Middle East, the Philippines, Russia, South Africa, Thailand, Turkey and Vietnam.
Our “Priority Emerging Markets” in The Americas are Brazil and Mexico and in EUKEM are India, Indonesia, Malaysia, the Middle East, the Philippines, South Africa, Thailand, Turkey and Vietnam.
Our references to North America within this document include the United States and Canada.
Customers

Our strategy is to build strong relationships globally with select retailers, and our senior management works with executives of our major retail accounts on a regular basis in support of these relationships. We believe we are viewed as an important supplier to these customers. In addition, we connect with our consumers directly through freestanding stores, e-commerce sites and social media to build a robust omnichannel experience that allows consumers to shop in these and other channels.
Marketing
Our strategy to market and promote our products begins with our well-diversified portfolio of distinctive brands across four major product categories. Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies and we continue to expand our consumer coverage by entering high-growth, consumer-preferred channels, markets, media and price tiers where our global reputation and awareness of our brands benefit us. By putting the consumer at the center of every engagement and leveraging our geographic and distribution channel diversity, we offer strong consumer coverage which allows us to reach and engage local consumers across an array of developed and emerging markets by emphasizing products and services with local relevance, inclusiveness and appeal. This strategy is built around “Bringing the Best to Everyone We Touch.” Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high-quality products as the foundation for a solid and loyal consumer base. Our “High-Touch” approach is demonstrated through our integrated consumer engagement models that leverage our product specialists and technology to provide the consumer with a distinct and truly personalized experience. As our business has grown and channel mix has evolved, we have further expanded our marketing philosophy and “High-Touch” execution to build both online and offline personalized consumer experiences through digital and physical demonstration, targeted digital media and tailored trial-to-loyalty pathways. We plan to continue to leverage our core strengths, including the quality of our products, our “High-Touch” consumer engagement and a diversified portfolio of brands, channels and geographies.

Our marketing strategies vary by brand, local market and distribution channel. We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s equity, distribution, product focus, understanding of the core consumer and local relevance. This enables us to elevate the consumer experience as we attract new consumers, create trial, build loyalty, drive consumer advocacy and address the transformation of consumer shopping behaviors. Hero products are at the core of our brand marketing strategies. They are the pillars of our brands and historically have provided strong results through high repeat sales and consumer loyalty. In addition to continuing to attract existing consumers, our hero products provide an opportunity for new consumers to be introduced to our desirable products, creating consumer traffic across all channels of distribution. We aim to further strengthen our hero products, and create new ones, through continuous review of our product portfolio and transformative innovation that delivers fast-to-market, trend-driven products across prestige price tiers focused on in-demand subcategories, benefits, and occasions. Our marketing planning approach focuses on effective and impactful visible advertising spending, optimizing marketing programs, and eliminating low-return activities to accelerate new consumer acquisition. To that end, we also leverage local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively. This includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in cities and neighborhoods, and also using these insights to develop new ways to innovate, engage consumers, build brand equity and sell products. For a number of products, we create and deploy 360° integrated consumer engagement programs. We build brand equity and drive traffic to retail locations and to our own and authorized retailers’ websites including through digital and social media, broad reach advertising, such as billboards in cities and airports, television and email. In addition, we seek editorial coverage for our brands and products in digital and social media and print, to drive influencer amplification.

We continue to focus on increasing our brand awareness and sales through our strategic emphasis on technology, by expanding our digital and omnichannel presence, including social media and influencer marketing. Our ongoing investments in new analytical capabilities enable us to create more personalized experiences across our distribution channels. We also anticipate and monitor emerging platforms, balancing speed to market with brand protection to ensure readiness while safeguarding brand equity. We continue to innovate to better meet consumer online shopping preferences (e.g., how-to videos, ratings and reviews and mobile phone and tablet applications), support e-commerce businesses via digital and social marketing activities designed to build brand equity and “High-Touch” consumer engagement, in order to continue to offer better experiences and services and set the standard for prestige beauty shopping online. We also support our authorized retailers to strengthen their e-commerce businesses and drive sales of our brands on their websites.

We are leveraging artificial intelligence (“AI”) across the marketing value chain to enhance personalization at scale, increase speed to market and reduce costs. As examples, we are using AI to identify insights to inform consumer-centric campaigns, develop and test concepts, and produce creative content.

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

We recognize technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies, including investments in AI, across various aspects of our business. As an example, this includes the strategic utilization of data to provide better visibility into consumer trends, to increase responsiveness in our product development.
Research and Development

We believe we are an industry leader in the development of new products, and strive to deliver breakthrough, on-trend and commercial innovation to consumers around the world. Our research and development group, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams, as well as external partners in certain cases, to generate new technologies, design new testing methods, identify new materials, develop new products and product-line extensions, create new packaging concepts, and improve, redesign or reformulate existing products. In addition, these research and development personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver environmentally responsible products that meet or exceed consumer expectations. The research and development group has research-based working relationships with several U.S. and international dermatology and medical institutions, research universities and educational facilities, which supplement internal capabilities. Members of the research and development group are also responsible for product safety, registration and regulatory compliance matters.

Our research and development costs totaled $316 million, $360 million and $344 million in fiscal 2025, 2024 and 2023, respectively, and are expensed as incurred. As of June 30, 2025, we had approximately 1,100 employees engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.
Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in our own facilities in The Americas (United States and Canada); in Europe, the Middle East & Africa (Belgium, Switzerland and the United Kingdom); and in Asia/Pacific (Japan), and we also leverage global third-party manufacturing networks. We continue to evaluate our manufacturing facilities and processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency, reduce costs and adjust our operations to respond to external challenges. Our plants are modern, and our manufacturing processes are substantially automated. While we believe our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time to time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe these changes will not impact our ability to meet our long-term strategic objectives.
We have established a flexible global distribution network that is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network, particularly as we work to anticipate and respond to shifts in channel and consumer preferences, external challenges, as well as identifying opportunities to increase efficiencies and reduce costs. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers and consumers.

As discussed above, we continue to focus on social impact and sustainability across our operations. Focus areas include employee health and safety and minimizing our impact on the environment. This is achieved, in part, through investment in equipment while enhancing the work environment through safe practices and capabilities. We also engage in initiatives to improve our equipment and buildings to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, reducing industrial waste to landfills, investments in renewable energy sources and packaging that incorporates recyclable and recycled content.

The principal raw materials used in the manufacture of our products are essential oils, alcohols and specialty chemicals. We also purchase packaging components that are manufactured to our design specifications. Procurement of materials for all manufacturing facilities is generally made on a global basis through our Global Supplier Management function. We also partner with an extensive network of third-party manufacturers that help us access innovation and capacity. We review our supplier base periodically with the specific objectives of improving quality, increasing innovation and speed-to-market, ensuring supply sufficiency and reducing costs. In addition, we focus on supply sourcing within the region of manufacture to allow for improved supply chain efficiencies, lead-time reduction and reduced emissions.

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

We are continually benchmarking the performance of our supply chain, and we augment our supply base and adjust our distribution networks and manufacturing plants and networks based upon the changing needs of the business. Additionally, in connection with our Profit Recovery and Growth Plan (“PRGP”), we have, and are continuing to focus on our levels of excess inventory and obsolescence and cost efficiencies within our global supply chain network. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

Competition

There is significant competition within each market where our skin care, makeup, fragrance and hair care products are sold. Brand recognition, product quality and effectiveness, distribution channels, accessibility, and price point are some of the factors that impact consumers’ choices among competing products and brands. There continues to be interest and awareness from our customers and consumers in responsibly-sourced ingredients and environmentally sustainable products, and we believe we are well-positioned to benefit from these preferences due to our social impact and sustainability efforts. Marketing, merchandising, in-store and online experiences and demonstrations, and new product innovations also have an impact on consumers’ purchasing decisions.

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever; Procter & Gamble; LVMH Moët Hennessey Louis Vuitton; Chanel S.A.; Beiersdorf; Shiseido Company, Ltd.; Coty Inc.; and Puig. We also face competition from a number of independent brands (“Indie Brands”), some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products in the United States, China and in the other principal markets where such products are sold, including Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, KILIAN PARIS, Too Faced, Dr.Jart+, The Ordinary and NIOD. We are the exclusive worldwide licensee for fragrances, cosmetics, skin care and/or related products for AERIN, BALMAIN, and Dr. Andrew Weil. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – Royalty Fees - License Arrangements. We protect our trademarks in the United States, China and other principal markets worldwide. We consider the protection of our trademarks to be important to our business.

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

Human Capital
We strive to operate responsibly and to build a sustainable business based on uncompromising ethics and integrity, consistent with our Company values. We view human capital management and the strength of our employees as integral to the long-term success and resilience of our business.

Our Board of Directors and its committees provide oversight to management on a range of human capital matters, including inclusion, health and safety, and compensation and benefits.

As of June 30, 2025 and 2024, we had approximately 57,000 and 62,000 employees worldwide, respectively, including approximately 35,000 and 37,000 demonstrators at points of sale who are employed by us as of June 30, 2025 and 2024, respectively. At June 30, 2025, approximately 71% of our global employees were full-time, approximately 15% were temporary and approximately 14% were part-time employees, with approximately 25% of our global employees located in the United States and approximately 75% located outside of the United States. As of June 30, 2025, approximately 80% of our employees were female and 20% were male, and approximately 61% of our employees at the level of Vice President and above were female and 39% were male. We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by works council agreements or other syndicate arrangements.
Our human capital management includes the following strategic areas:
Building a Strong and Inclusive Culture

We remain committed to our values and supporting an inclusive environment for all of our employees that better enables us to create innovative products and services as we continually strive to meet the evolving needs of our global consumers. Our objective in creating a culture of belonging is to enhance our ability to attract and retain the best talent globally and promote an environment where employees are motivated to succeed. We continuously encourage a culture of fairness, equal access to opportunities, including positions of leadership, and ongoing learning and growth.

We are proud of our history of driving awareness and acceptance around the world and for standing up for the rights of individuals in the workplace and beyond.

Talent Recruitment, Retention, Learning and Development
Hiring, retaining and developing the best talent globally is key to our success. Our talent strategy is focused on employee engagement and investments in career development, succession planning and building leadership at various levels across the organization, as well as measuring, recognizing and rewarding business and leadership performance. Our investments include providing programs to equip our employees with the right skillsets and knowledge, including through training and development programs that are focused on strengthening leadership and professional skills at various stages of an employee's career, as well as opportunities to gain experience through cross-organization short-term and long-term projects in partnership with other brands, functions or regions. We believe these programs and opportunities create a pipeline of talent and leadership, necessary to drive and deliver on our long-term strategy in an ever-changing business environment.

To enhance our culture and measure our human capital efforts, we regularly engage with our employees and provide several mechanisms for our employees to provide their feedback. Based on our review of employee survey results, action plans are implemented to enhance employee satisfaction and to drive alignment with our overall human capital strategy. One example is our Talent Marketplace (called ELC Grow), which enables employees to explore roles, projects, and networking opportunities which align to their skills and career aspirations; empowering employees to take deliberate actions toward their growth and development.
Health and Safety

We are committed to providing a healthy and safe workplace for our employees. We establish and update safety policies and procedures, train employees on our safety guidelines and local requirements, and seek to create a culture focused on well-being and safety through ongoing communication, awareness and engagement.

Employee Rewards

We offer competitive compensation and benefit packages to attract, motivate and retain world-class talent, and we are committed to fair pay across the organization.

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

Government Regulation

We and our products are subject to regulation by numerous federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which our products are produced or sold. Such laws and regulations relate to a wide range of matters including ingredients, manufacturing, labeling, packaging, marketing, advertising, transport and the sale, disposal and safety of our products, as well as environmental matters. We rely on legal and operational compliance programs, as well as in-house and outside counsel, to guide our businesses in complying with applicable laws and regulations.

Seasonality
Our results of operations in total, by product category and geographic region, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year. The higher net sales that we typically recognize in the first half of the fiscal year are attributable to the increased levels of purchasing by consumers for special events and by retailers for holiday selling seasons. Fluctuations in net sales and operating income in total and by product category and geographic region in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by holiday and key shopping moments, as well as variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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

Information about our Executive Officers*

Name	Age	Position(s) Held
Michael Bowes	54	Executive Vice President, Chief People Officer
Roberto Canevari	59	Executive Vice President, Chief Value Chain Officer
Stéphane de La Faverie	51	President, Chief Executive Officer and a Director
Jane Hertzmark Hudis	65	Executive Vice President, Chief Brand Officer
Rashida La Lande	51	Executive Vice President and General Counsel
Ronald S. Lauder	81	Chairman of Clinique Laboratories, LLC
Akhil Shrivastava	52	Executive Vice President and Chief Financial Officer
Meridith Webster	49	Executive Vice President, Global Communications and Public Affairs
*As of August 13, 2025

All of the executive officers named above have been employees of the Company for more than five years, with the exception of Roberto Canevari, Meridith Webster and Rashida La Lande.

Mr. Canevari joined the Company in 2021 as Executive Vice President, Global Supply Chain, and his responsibilities and title changed to Executive Vice President, Chief Value Chain Officer, effective April 2025. Previously, from July 2019 to April 2021, he served as Executive Vice President, Supply Chain, Europe, at Unilever PLC, a consumer goods company.

Ms. Webster joined the Company in 2021. Previously from January 2021 to May 2021, she served as Chief of Staff, Domestic Policy Council, The White House; and from 2018 to 2021, she was Chief Communications Officer, Vox Media, Inc., an independent media company.

Ms. La Lande joined the Company in August 2024. Previously, from December 2023 to August 2024, she served as Executive Vice President and Chief Legal and Corporate Affairs Officer, at The Kraft Heinz Company, a manufacturer and marketer of food and beverage products. Ms. La Lande also served in a variety of roles at The Kraft Heinz Company, including as Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer from December 2021 to December 2023; Corporate Secretary from 2018 to May 2022; and as Senior Vice President, Global General Counsel and Head of ESG and Government Affairs from 2018 to December 2021.

The following individuals were appointed as executive officers or have assumed new roles or responsibilities in fiscal 2025:

Mr. Bowes was appointed Executive Vice President, Chief People Officer, effective April 2025. Previously, he was Senior Vice President, Global Talent from July 2019 to March 2025.

Mr. de La Faverie was appointed President and Chief Executive Officer, effective January 2025. Previously, he was Executive Group President from September 2022 to December 2024; and Group President, The Estée Lauder Companies and Global President Estée Lauder and AERIN Beauty from July 2020 to August 2022.

Ms. Hertzmark Hudis’s responsibilities and title changed to Executive Vice President, Chief Brand Officer, effective April 2025. Previously, she was Executive Group President from July 2020 to March 2025.

Mr. Shrivastava was appointed Executive Vice President and Chief Financial Officer, effective November 2024. Previously, he was Senior Vice President, Corporate Controller from July 2024 to October 2024; Senior Vice President and Treasurer from December 2020 to June 2024; and Senior Vice President, Global Finance and Strategy Global Brand Cluster from January 2019 to November 2020.

Information about our Board of Directors*

Name	Principal Occupation or Employment
Charlene Barshefsky	Chair, Parkside Global Advisors, a consulting firm
Angela Wei Dong
Chairman and CEO of NIKE Greater China and All Conditions Gear (ACG), NIKE, Inc., a company that designs and develops, and markets and sells worldwide, athletic footwear, equipment, accessories and services

Stéphane de La Faverie	President and Chief Executive Officer, The Estée Lauder Companies Inc.
Lynn Forester de Rothschild	Chief Executive Officer and Chair E.L. Rothschild LLC, a private investment company
Paul J. Fribourg	Chairman and Chief Executive Officer, Continental Grain Company, an international agribusiness and investment company
Jennifer Hyman	Co-Founder, Chief Executive Officer, and Chair, Rent the Runway, Inc., a company that enables women to subscribe, rent items, and shop resale from an unlimited closet of designer brands
Gary M. Lauder	Managing Director, Lauder Partners LLC, a venture capital firm
Jane Lauder	Former Executive Vice President, Enterprise Marketing and Chief Data Officer, The Estée Lauder Companies Inc.
William P. Lauder	Chair of the Board, The Estée Lauder Companies Inc.
Arturo Nuñez	Founder and Chief Executive Officer of AIE Creative, a branding and marketing firm
Barry S. Sternlicht	Chairman and Chief Executive Officer, Starwood Capital Group, a privately-held global investment firm focused on global real estate
Jennifer Tejada	Chief Executive Officer and Chair, PagerDuty, Inc., a digital operations management platform for businesses
Richard F. Zannino	Managing Director, CCMP Capital Advisors, LLC, a private equity firm
Eric L. Zinterhofer	Founding Partner of Searchlight Capital Partners, L.P., a private equity firm

*As of August 13, 2025

Item 1A.  Risk Factors.
There are risks associated with an investment in our securities. Please consider the following risks and all of the other information in this annual report on Form 10-K and in our subsequent filings with the U.S. Securities and Exchange Commission (“SEC”). Our business may also be adversely affected by risks and uncertainties not presently known to us or that we currently believe to be not material. If any of the events contemplated by the following discussion of risks should occur or other risks arise or develop, our business, which includes (a) our prospects, (b) our financial condition, (c) our results of operations, (d) our reputation, and (e) the trading prices of our securities, may be adversely affected.

Risks related to our Business and our Industry
The beauty business is highly competitive, and if we are unable to compete effectively our business will suffer.
We face vigorous competition from companies throughout the world, including multinational consumer product companies. Some competitors have greater resources than we do, others are newer companies (such as Indie Brands, some of which are backed by private-equity investors), and some are competing in distribution channels where we are less represented. The beauty business can change rapidly due to consumer preferences and industry trends. In some cases, we may not be able to respond to changing business and economic conditions as quickly as our competitors. Competition in the beauty business is based on a variety of factors including pricing of products, innovation, perceived value, service to the consumer, promotional activities, advertising, special events, new product introductions, and e-commerce initiatives, including the ability to effectively leverage existing and emerging digital technologies, such as AI and data analytics, to gain more commercial insights and develop relevant marketing concepts and advertising to reach consumers. It is difficult for us to predict the timing and scale of our competitors’ actions in these areas.
Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing facilities and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.

Our Company has a well-recognized and strong reputation and our ability to maintain our reputation is critical to our business. Our reputation could be negatively impacted by social media and many other factors, including, given the legal, regulatory and ethical landscape around the use of AI, our ability to adapt and use the emerging technology in an effective and ethical manner.

If our reputation is adversely affected, our ability to attract and retain customers, consumers and employees could be impacted. In addition, certain of our key retailers around the world market and sell competing brands or are owned or otherwise affiliated with companies that market and sell competing brands. Our inability to continue to compete effectively in key countries around the world (e.g., China or the United States) could have a material adverse effect on our business.

Our inability to anticipate and respond to market trends and changes in consumer preferences could adversely affect our business.
Our success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for skin care, makeup, fragrance and hair care products, attitudes toward our industry and brands, as well as to where and how consumers shop. We must continually work to develop, manufacture and market new products, maintain and adapt our selling, advertising, promotional and other consumer engagement activities to existing and emerging distribution channels, maintain and enhance the recognition of our brands, achieve a favorable mix of products, successfully manage our inventories, and modernize and refine our approach as to how and where we market and sell our products. We recognize consumer preferences cannot be predicted with certainty and can change rapidly, driven by the use of digital and social media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to challenges that we may face in the marketplace, trends in the market for our products and changing consumer demands and sentiment, our business will suffer. In addition, from time to time, sales growth or profitability may be concentrated in a relatively small number of our brands, channels and/or countries. If such a situation persists or one or more brands, channels or countries fails to perform as expected, there could be a material adverse effect on our business.

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
Acquisitions, divestitures and other strategic actions may expose us to additional risks.
We continuously review acquisition and strategic opportunities that would expand our current product offerings, our distribution channels, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. In addition, we periodically review our brand portfolio, and our strategy includes potential divestitures of certain brands as we rationalize product offerings. There can be no assurance we will be able to identify these strategic actions, be the successful bidder, and consummate such transactions on favorable terms, or otherwise realize the full intended benefit of such transactions.

Acquisitions including strategic investments or other activities entail numerous risks, which may include: (i) difficulties in integrating acquired operations or products, including the loss of key employees from, or customers, consumers or suppliers of, acquired businesses; (ii) diversion of management’s attention from our existing businesses; (iii) adverse effects on existing business relationships with suppliers, customers and consumers of ours or the companies in which we invest; (iv) adverse impacts of margin and product cost structures different from those of our current mix of business; (v) reputational risks associated with the activities of the businesses that we acquire or in which we invest; and (vi) risks of entering distribution channels, categories or markets in which we have limited or no prior experience.
In addition, the assumptions we use to evaluate acquisition opportunities have in the past, and may in the future, prove to be inaccurate, and intended benefits may not be realized. If required, any financing for these transactions would result in an increase in our indebtedness, dilute the interests of our stockholders or both. The purchase price for some acquisitions may include additional amounts to be paid in cash in the future, a portion of which may be contingent on the achievement of certain future operating results of the acquired business. If the performance of any such acquired business exceeds such operating results, then we may incur additional charges and be required to pay additional amounts.
Completed acquisitions typically result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required at least annually, or as facts and circumstances exist, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred, as well as assess the recoverability of other intangible assets, and have recorded goodwill and other intangible asset impairment charges in each of the last few fiscal years. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our business.
Our failure to achieve the long-term plan for acquired businesses, as well as any other adverse consequences associated with our acquisition, divestiture and strategic activities, could have a material adverse effect on our business.

Our business could be negatively impacted by social impact and sustainability matters.
There continues to be a focus from certain investors, customers, consumers, regulators, employees, and other stakeholders concerning social impact and sustainability and other ESG matters. From time to time, we announce certain initiatives, including goals and commitments, regarding our focus areas, which include environmental and climate matters; packaging; sourcing; product formulation; social investments; and inclusion. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which ESG efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals by stakeholders who support these initiatives or those that oppose them. In addition, we could be perceived as not acting responsibly in connection with these matters. Any such matters, or related ESG matters, could have a material adverse effect on our business.

We use AI, and challenges with properly managing its use could have an adverse impact on our business.

We are using AI solutions, including machine learning and generative AI tools, to assist in the development of our products, engage with consumers, and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents risks inherent in its use, including risks related to harmful content, inaccuracies, hallucinations, bias or discrimination, and intellectual property infringement. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent access to, transmission, or leakage of proprietary or sensitive information. These risks may become more pronounced as organizational reliance on AI increases. No assurance can be made that the usage of AI will assist us in being more efficient in all cases. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our business. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all the legal, reputational, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, uncertainty will remain, and our obligation to comply with the evolving regulatory landscape could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

A general economic downturn, or disruption in business conditions may adversely affect our business including consumer purchases of discretionary items and/or the financial strength of our customers that are retailers.
The general level of consumer spending is affected by many factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence and sentiment generally, all of which are beyond our control. Consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral. However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to the receivables from that retailer. In the event of a retailer liquidation, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity. Our inability to collect receivables from our largest customers or from a group of customers could have a material adverse effect on our business.
In addition, disruptions in local or global business conditions, for example, from events such as a pandemic or other health issues, geopolitical or local conflicts, civil unrest, terrorist attacks, adverse weather conditions, climate changes or seismic events, can have a short-term and, sometimes, long-term impact on consumer spending.
Events that impact consumers’ willingness or ability to travel or purchase our products while traveling may impact our business, including travel retail, a significant contributor to our overall results, and our strategy to market and sell products to international travelers at their destinations.
A downturn in the economies of, or continuing recessions in, the countries where we sell our products or a disruption of business conditions in those countries could adversely affect consumer confidence and sentiment, the financial strength of our retailers and our sales and profitability. We are also cautious of foreign currency movements, including their impact on tourism. Additionally, we continue to monitor the effects of the global macroeconomic environment; social, political and human rights issues; regulatory matters, including the imposition of tariffs or sanctions; geopolitical tensions; and global security issues. For example, tariffs imposed on goods we import into the United States and/or tariffs on goods we import into other countries could have a material adverse effect on our business, as could geopolitical tensions involving countries that are key markets for us, or where we manufacture our products or source ingredients.

Volatility in the financial markets and a related economic downturn in key markets or markets generally throughout the world could have a material adverse effect on our business. While we typically generate significant cash flows from our ongoing operations and have access to global credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets or an adverse change in our credit ratings could make future financing difficult or more expensive. If any financial institutions that are parties to our revolving credit facilities or other financing arrangements, such as foreign exchange or interest rate hedging instruments, were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity or unhedged against certain foreign currency or interest rate exposures which could have a material adverse effect on our business.
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

Our success depends, in part, on our ability to retain our key personnel, including our executive officers and senior management team. We have had, and may continue to have, changes to senior management and the composition of our Board of Directors, and we are still in the process of implementing a change in our organizational design, including through Beauty Reimagined and our Profit Recovery and Growth Plan (“PRGP”). Transition periods accompanying changes in leadership and changes due to business reorganization may result in uncertainty, impact business performance and strategies and retention of personnel. As we restructure our workforce from time to time, the risk of potential employment-related claims and disputes may also increase, resulting in potential reputational harm, costs, losses, and other liabilities. The unexpected loss of, or misconduct by, one or more of our key employees could adversely affect our business. Our success also depends, in part, on our continuing ability to identify, hire, train and retain personnel across all levels of our business. We may not be able to attract, assimilate or retain necessary personnel in the future, and our failure to do so could have a material adverse effect on our business. These risks may be exacerbated by the stresses associated with the implementation of our strategic plan and other initiatives, as well as by market conditions.

Competition for employees can be intense, and although many of our key personnel have signed non-compete agreements, it is possible that these agreements would be unenforceable, in whole or in part, in some jurisdictions, permitting employees in those jurisdictions to work for our competitors.

We are subject to risks related to the global scope of our operations.

We operate on a global basis, with a substantial majority of our net sales and operating income generated outside the United States. We maintain offices in over 50 countries and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including: (i) fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our business, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets; (ii) foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; and taxes; (iii) lack of well-established or reliable legal and administrative systems in certain countries in which we operate; (iv) adverse weather conditions and natural disasters; (v) concentration of sales growth or profitability in one or more countries; and (vi) social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action. These risks could have a material adverse effect on our business.

A disruption in our operations, including supply chain, could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities. Such risks include industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in ingredient, material or packaging supply or availability of natural resources (e.g., water), as well as global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing or distribution sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters, outages due to fire, floods, power loss, telecommunications failures, break-ins and other events or external factors over which we have no control. If such an event were to occur, it could have a material adverse effect on our business.

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
As part of our long-term strategy, we are continually looking for opportunities to improve our essential business services, which includes finding ways to be more cost-effective and efficient. In some cases, this requires the outsourcing of functions or parts of functions that we believe can be performed more effectively by external service providers. The failure of one or more such providers to deliver the expected services, provide them on a timely basis or to provide them at the prices or service levels that we expect, the failure of one or more of such providers to meet our performance standards and expectations, including with respect to data security, compliance with laws, disruptions arising from the transition of functions to an outsourcing provider, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, could have a material adverse effect on our business. In addition, when we transition to, from or between external service providers, we may experience challenges that could have a material adverse effect on our business.

Risks related to Legal and Regulatory Matters
Changes in laws, regulations and policies could adversely affect our business.
Our business is subject to numerous laws, regulations and policies around the world. Changes in these laws, regulations and policies, including the interpretation or enforcement thereof, that affect our business could adversely affect our business. These changes include accounting standards, as well as laws and regulations relating to tax matters, trade (including sanctions), data privacy (e.g., General Data Protection Regulation (GDPR)), cybersecurity, anti-corruption, advertising, marketing, manufacturing, distribution, customs matters, product registration, ingredients, chemicals, packaging, selective distribution, and environmental or climate change matters.
Disputes and other legal or regulatory proceedings could adversely affect our business.
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
We rely on information technology that supports our business processes, including research and development, product development, production, distribution, marketing, sales, order processing, consumer experiences, human resource management, finance and internal and external communications throughout the world. We have e-commerce and other Internet websites in the United States and many other countries. If our information technology does not function properly, or is not adequately supported or updated, it could adversely affect the Company’s business and operations.

We experience cybersecurity incidents of varying degrees on our information technology and, as a result, unauthorized parties have obtained in the past, and may obtain in the future, access to our systems and data (including unauthorized acquisition of such data). Such incidents have also caused, and may in the future cause, disruption to parts of our business operations and result in various expenses for investigation, remediation and other related matters.

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

As part of our normal business activities, we collect, maintain, transmit, store and otherwise process certain information that is confidential, proprietary or otherwise sensitive, including personal information of consumers, customers, suppliers, service providers and employees. We share some of this information with certain third parties who assist us with business matters. Moreover, the success of our operations depends upon the secure transmission of confidential, proprietary or otherwise sensitive data, including personal information, over networks. Any unauthorized access or data acquisition, despite security measures in place to protect such data, or other failure on the part of us or third parties to maintain the security of such data could result in business disruption, damage to our reputation, financial obligations to third parties, legal obligations, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also could result in deterioration in confidence in our Company and other competitive disadvantages, and thus could have a material adverse effect on our business.

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
As of August 13, 2025, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 84% of the outstanding voting power of the Common Stock. In addition, four members of the Lauder family are on our Board of Directors. One other member of the Lauder family is an executive officer.
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

Item 1B.  Unresolved Staff Comments.
None.

Item 1C.  Cybersecurity.
Risk Management and Strategy

Our enterprise risk management framework considers cybersecurity risk in conjunction with our other Company risks as part of the overall risk assessment process. Our enterprise risk management team collaborates with the cybersecurity function, led by the Chief Information Security Officer (“CISO”), to gather their insights and risk mitigation strategies for managing cybersecurity threats. This integrated approach helps us assess, identify, and manage cybersecurity risks along with our other operational, financial and strategic risks, assisting in more effectively managing interdependencies among risks and enhancing risk mitigation strategies.

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

At the management level, our cybersecurity program is led by the CISO, who is responsible for assessing and managing material risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. The CISO is informed about cybersecurity threats and incidents in accordance with the cybersecurity incident response plan as discussed above. The CISO, who reports to the Chief Technology, Data and Analytics Officer, regularly provides updates to the Chair of the Audit Committee and Chief Financial Officer. We also have protocols by which certain cybersecurity incidents are reported promptly to the Chair of the Audit Committee and Chief Financial Officer, as appropriate. The Company’s CISO has served in various cybersecurity roles for over 20 years, leading a variety of cybersecurity and risk capabilities and also holds multiple cybersecurity certifications such as Certified Information Systems Security Professional, Certified Information Systems Auditor, and Certified in Risk and Information Systems Control.

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 13, 2025. The leases expire at various times through 2040 subject to certain renewal options.

	The Americas		Europe, the Middle East & Africa		Asia/Pacific
	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	4	—	1	—
R&D	1	4	—	—	—	1
Distribution	—	6	1	6	—	1
Manufacturing and R&D	1	—	—	—	—	—
Manufacturing and Assembly	—	2	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—
Principal Executive Offices	—	1	—	—	—	—
Total	4	15	6	6	1	2

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: five for skin care and makeup; three for skin care; two for makeup; two for skin care and fragrance; and one for skin care and hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category.

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
On August 19, 2025, a dividend was declared in the amount of $.35 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 16, 2025 to stockholders of record at the close of business on September 2, 2025. We expect to continue the payment of cash dividends in the future, but there can be no assurance as to the amounts of any dividends declared or that the Board of Directors will continue to declare them.
As of August 13, 2025, there were 3,262 record holders of Class A Common Stock and 13 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2025	—	$—	—	25,073,242
May 2025	3,865	64.84	—	25,073,242
June 2025	—	—	—	25,073,242
	3,865	64.84	—

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

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2020.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories.

	Year Ended June 30,
	2025		2024		2023
($ in millions)	$	%	$	%	$	%
Net sales	$14,326	100.0%	$15,608	100.0%	$15,910	100.0%
Cost of sales	3,729	26.0	4,424	28.3	4,564	28.7
Gross profit	10,597	74.0	11,184	71.7	11,346	71.3

Operating expenses:
Selling, general and administrative	9,456	66.0	9,621	61.6	9,575	60.2
Restructuring and other charges	481	3.4	122	0.8	55	0.3
Goodwill impairment	13	0.1	291	1.9	—	—
Impairment of other intangible assets	1,273	8.9	180	1.2	207	1.3
Talcum litigation settlement agreements	159	1.1	—	—	—	—
Total operating expenses	11,382	79.4	10,214	65.4	9,837	61.8

Operating (loss) income	(785)	(5.5)	970	6.2	1,509	9.5
Interest expense	357	2.5	378	2.4	255	1.6
Interest income and investment income, net	114	0.8	167	1.1	131	0.8
Other components of net periodic benefit cost	12	0.1	(13)	(0.1)	(12)	(0.1)

(Loss) earnings before income taxes	(1,040)	(7.3)	772	4.9	1,397	8.8
Provision for income taxes	93	0.6	363	2.3	387	2.4

Net (loss) earnings	(1,133)	(7.9)	409	2.6	1,010	6.3
Net earnings attributable to redeemable noncontrolling interest	—	—	(19)	(0.1)	(4)	—
Net (loss) earnings attributable to The Estée Lauder Companies Inc.	$(1,133)	(7.9)%	$390	2.5%	$1,006	6.3%

Percentages not adjusted for differences caused by rounding

The following table is a comparative summary of operating results for fiscal 2025, 2024 and 2023, for our product categories and geographic regions and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 24 – Segment Data and Related Information, for our product categories that meet the definition of reportable segments, for all periods presented. Royalty revenue from license arrangements, and products and services that do not fit within our definitions of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30,
(In millions)	2025	2024	2023
NET SALES
By Product Category:
Skin Care	$6,962	$7,908	$8,249
Makeup	4,205	4,470	4,532
Fragrance	2,491	2,487	2,451
Hair Care	565	629	652
Other	100	115	53
	14,323	15,609	15,937
Returns associated with restructuring and other activities	3	(1)	(27)
Net sales	$14,326	$15,608	$15,910

By Geographic Region(1):
The Americas	$4,411	$4,581	$4,518
Europe, the Middle East & Africa	5,375	6,140	6,225
Asia/Pacific	4,537	4,888	5,194
	14,323	15,609	15,937
Returns associated with restructuring and other activities	3	(1)	(27)
Net sales	$14,326	$15,608	$15,910

OPERATING (LOSS) INCOME
By Product Category:
Skin Care	$574	$735	$1,277
Makeup	(441)	93	(21)
Fragrance	(378)	265	370
Hair Care	(41)	(52)	(36)
Other	(13)	53	4
	(299)	1,094	1,594
Charges associated with restructuring and other activities	(486)	(124)	(85)
Operating (loss) income	$(785)	$970	$1,509

By Geographic Region(1):
The Americas	$(918)	$34	$(73)
Europe, the Middle East & Africa	610	836	843
Asia/Pacific	9	224	824
	(299)	1,094	1,594
Charges associated with restructuring and other activities	(486)	(124)	(85)
Operating (loss) income	$(785)	$970	$1,509

(1)The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas. This is primarily due to certain capabilities related to the travel retail business that are centralized in The Americas region and, as such, a component of the operating income generated by this business is transferred to The Americas through an intercompany royalty.

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

New product innovation includes the introduction of new products, as well as changes related to existing products or markets where they are sold, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is often launched at different price points than existing products and value derived from innovation may vary from year to year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results.

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
We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, we present certain net sales, operating results, provision for income taxes and diluted net (loss) earnings per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using prior year monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

Overview

We are a leader in prestige beauty, which combines the repeat purchase and relative affordability of consumer goods with high quality products and services. Within prestige beauty, we are diversified by product category, geography, brand, product sub-category, channel, consumer segment and price point. We also leverage consumer analytics and insights across our brand portfolio to grow sales and pursue profitable opportunities. These analytics and insights, combined with our creativity, also inform our innovation to provide a broad, locally-relevant and inclusive range of prestige products with the aim of competing effectively for a greater share of a consumer's beauty routine.
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

We approach distribution strategically by product category and location and seek to optimize distribution by matching our brands with appropriate opportunities while seeking to maintain high productivity per door. We are expanding our brands' locations as we continue to seek high-growth opportunities to reach new consumers in online, freestanding stores, specialty-multi and travel retail, which we believe will be higher growth channels in the long term. We also focus on brand-building retail activities, technology-driven activations and omnichannel capabilities that enhance the shopping experience for consumers.

Outlook

We have experienced challenges within our business and we expect volatility and uncertainty to continue. Although there are early signs of stabilization in mainland China, travel retail continues to be weak and challenges persist in the West, including subdued sentiment in the U.S. and Western Europe. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We are continuing to monitor and assess the potential effects of new and existing tariffs in the United States as well as in other markets in which we operate. These tariffs have led to significant volatility and uncertainty in global markets and difficulty in forecasting demand. We have implemented and are continuing to implement and consider additional mitigation measures. The impact was not material to fiscal 2025 profitability and cash flows, however, even if we can minimize some of these impacts, we anticipate higher tariff rates to have an adverse effect on fiscal 2026 profitability and cash flows, and depending on actual rates and countries imposing tariffs such adverse impacts could be material.

We continue to believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across product categories, brands, geographic regions, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths, such as our history of outstanding creativity and innovation, high quality products and services, and engaging communications, and make us more productive and profitable. With the transition of leadership in the second and third quarters of fiscal 2025, we have embarked on "Beauty Reimagined," a strategic vision which focuses on accelerating best-in-class consumer coverage, creating transformative innovation, boosting consumer-facing investments, fueling sustainable growth through bold efficiencies and reimagining the way we work, including through the expansion of the Profit Recovery and Growth Plan ("PRGP"), as discussed below.

We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; competitive pressures; legal and regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. We are also mindful of inflationary pressures (including those caused by tariffs) on our cost base and are monitoring the impact on consumer preferences, the impact of changes being made in the organization, including those related to Beauty Reimagined and the PRGP, as well as the potential impact of changes expected to be made as part of the PRGP on suppliers, retailers and others, and challenges relating to successfully outsourcing select services. In our outlook, we have made assumptions relating to these and other internal and external factors and challenges. Declines in net sales and profitability have, and may continue to, adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the fiscal year ended June 30, 2025 and was not material. We are continuing to monitor and evaluate the potential impact of newly enacted legislation incorporating the global minimum tax in additional countries.

On July 4, 2025, new U.S tax legislation was enacted. Known as the One Big Beautiful Bill Act, this legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2026. We are currently evaluating the impact of the new legislation.

We are also monitoring certain provisions in global tax regulations that may expire during fiscal 2026, which, if not extended, could increase our effective tax rate.

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
In connection with the Restructuring Program, as of June 30, 2025 we estimate a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of our positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.
We expect that the Restructuring Program will result in restructuring and other charges totaling between $1,200 million and $1,600 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.
Once fully implemented, we expect the Restructuring Program to yield annual target gross benefits of between $800 million and $1,000 million, before taxes, a portion of which is expected to be reinvested in consumer-facing activities. The net benefits of the PRGP, which includes the Restructuring Program, are expected to enable a return to a double-digit operating margin over the next few years.
Further information about the Restructuring Program Component of the Profit Recovery and Growth Plan, is described in Item 8. Financial Statements and Supplementary Data – Note 8 – Charges Associated with Restructuring and Other Activities.

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

Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025, we determined that the carrying value of the Dr.Jart+ and Too Faced trademarks exceeded their estimated fair values. As it relates to Dr.Jart+, a decision was made in the prior year in the reporting unit’s operating plan to exit the travel retail channel. A revised strategy was implemented that included increased direct investment in other areas of the business, including in mainland China, to support the brand’s future growth. However, given the lower-than-expected growth within key geographic regions in fiscal 2025, specifically within mainland China and Korea, it was determined that revisions to the internal forecasts were necessary which were finalized and approved in the fiscal 2025 fourth quarter in connection with the brand’s annual planning process, and reflected in the goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025. The Too Faced reporting unit continued to experience lower-than-expected results in key geographic regions and channels and, as such, it was determined that revisions to the internal forecasts were necessary. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable.

For purposes of calculating the estimated fair values of the trademark intangible assets, we utilized the relief-from-royalty method, and recorded an impairment charge of $83 million for Dr.Jart+ and $50 million for Too Faced. We then performed a recoverability analysis of the Dr.Jart+ and Too Faced long-lived asset groups and, based on the estimated undiscounted cash flows of the asset groups, concluded that the carrying amount of the long-lived assets for Dr.Jart+ were not recoverable, whereas for Too Faced were recoverable. For purposes of calculating the impairment charge for the long-lived assets of Dr.Jart+, the asset group was determined to be the reporting unit. The estimated fair value of the asset group was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the asset group. As a result, the calculated impairment charge to be allocated to the long-lived assets of Dr.Jart+ was $292 million. We concluded that the carrying value of the Dr.Jart+ customer list intangible asset exceeded its estimated fair value, which was determined utilizing the multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods. The estimated fair value of all other long-lived assets of Dr. Jart+ exceeded their carrying values. As a result, the $292 million impairment charge was allocated entirely to the Dr.Jart+ customer list intangible asset.

The significant assumptions used in the calculations of the Dr.Jart+ and Too Faced trademark and Dr.Jart+ customer list impairments include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the impairments was the weighted average cost of capital, which was 10.5% for Dr.Jart+ for both the trademark and customer list impairments, and 13.5% for Too Faced.

A summary of the impairment charges for the three and twelve months ended June 30, 2025 and the remaining trademark, customer list and goodwill carrying values as of June 30, 2025, for the TOM FORD brand and the Too Faced and Dr.Jart+ reporting units, are as follows:

		Impairment Charges(1)						Carrying Value
(In millions)		Three Months Ended June 30, 2025			Twelve Months Ended June 30, 2025			As of June 30, 2025
Brand/Reporting Unit	Geographic Region	Trademark	Customer List	Goodwill	Trademark	Customer List	Goodwill	Trademark(2)	Customer List	Goodwill
TOM FORD	The Americas	$—	$—	$—	$773	$—	$—	$1,805	$—	$—
Too Faced	The Americas	50	—	—	125	—	13	62	50	—
Dr.Jart+(3)	Asia/Pacific	83	292	—	83	292	—	42	189	—
Total		$133	$292	$—	$981	$292	$13	$1,909	$239	$—
(1)The date of the fair value measurement for the TOM FORD trademark intangible asset was December 31, 2024. The dates of the fair value measurement for the Too Faced trademark intangible asset and Too Faced reporting unit were December 31, 2024 and April 1, 2025. The date of the fair value measurement for the Dr. Jart+ trademark intangible asset and asset group was April 1, 2025.
(2)The carrying values of the trademark intangible assets, immediately subsequent to the impairment charges, are equal to their estimated fair values.
(3)The carrying value of the Dr.Jart+ asset group, immediately subsequent to the customer list impairment charge, was equal to its estimated fair value.

The impairment charge related to the TOM FORD trademark intangible asset of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category. The trademark and customer list impairment charges related to Dr.Jart+ were reflected in the skin care product category. The aggregate trademark and customer list impairments are recorded in the Impairment of other intangible assets line item in the accompanying consolidated statements of (loss) earnings.

Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025, the estimated fair value of the Too Faced and Dr.Jart+ trademarks were equal to their carrying value, immediately subsequent to the impairment charges taken in the fiscal 2025 fourth quarter. Additionally, the carrying value of the Dr.Jart+ asset group was equal to its estimated fair value immediately subsequent to the impairment charges that were allocated to the customer list intangible asset.

For the TOM FORD trademark, immediately subsequent to the impairment charges taken in the fiscal 2025 second quarter the estimated fair value of the trademark was equal to its carrying value. Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025, the estimated fair value of the TOM FORD trademark exceeded its carrying value of $1,805 million by 22%. This was primarily driven by a decrease of 150 basis points in the weighted average cost of capital as of April 1, 2025 compared to December 31, 2024. Using the December 31, 2024 weighted average cost of capital in the April 1, 2025 annual goodwill and other indefinite-lived intangible asset impairment testing would have caused the carrying value of the trademark to approximate its estimated fair value.

Based on our annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025, the estimated fair values of the DECIEM trademarks exceeded their carrying values of $1,069 million by 3%. If all other assumptions are held constant, a decrease of 3% in the estimated future net sales, inclusive of the terminal value, or an increase of 20 basis points in the weighted average cost of capital, would have caused the carrying values of the trademarks to approximate their estimated fair values.

The key assumptions used to determine the estimated fair value of the reporting units and their respective trademarks and long-lived assets are primarily predicated on the success of future new product launches, the ability to secure strategic price increases, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments where the reporting units operate, resulting changes in the key assumptions could negatively impact the estimated fair value of the reporting units and their respective trademarks and long-lived assets. This could potentially lead to recognizing additional impairment charges in the future.

For additional information, see Item 8. Financial Statements and Supplementary Data – Note 6 – Goodwill and Other Intangible Assets.

U.S. Deferred Tax Asset Valuation Allowance

During fiscal 2025, we established a U.S. valuation allowance of $172 million against general foreign tax credit and research and development tax credit carryforwards as it was determined more-likely-than-not that these deferred tax assets would not be realized. This determination was driven by our weighing of relevant evidence including lower U.S. taxable income in fiscal 2025 as compared to recent years, reflecting reduced income from our travel retail business, and the resulting uncertainty about the ability to realize the carryforwards prior to expiration. Our ability to recognize deferred tax assets, inclusive of utilizing net operating loss carryforwards, tax credits, and other carryforwards is dependent on the generation of sufficient taxable income in future periods. Accordingly, there can be no assurance that additional valuation allowances on our deferred tax assets will not be required should our financial performance be negatively impacted in the future. Such valuation allowance could be material.

Talcum Litigation Settlement Agreements

From the end of August 2024 through October 2024, we reached agreements with certain plaintiff law firms (collectively, the “talcum litigation settlement agreements”) for: (i) the resolution of pending cosmetic talcum powder matters handled by those firms as well as (ii) a process for resolving potential future cosmetic talcum powder claims expected to be brought on behalf of plaintiffs by those firms from January 1, 2025 through December 31, 2029, with annual capped amounts per year for each participating law firm. To account for the talcum litigation settlement agreements, we recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current claims and an estimated amount for potential future claims. Further information about the talcum litigation settlement agreements, is described in Item 8. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.

Fiscal 2024 as Compared with Fiscal 2023
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for the fiscal 2024 to fiscal 2023 comparative discussion.

Fiscal 2025 as Compared with Fiscal 2024
NET SALES

	Year Ended June 30,
($ in millions)	2025	2024
As Reported:
Net sales	$14,326	$15,608
$ Change from prior year	(1,282)	(302)
% Change from prior year	(8)%	(2)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	(8)%	(1)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales decreased in fiscal 2025, primarily reflecting a decrease in skin care, and to a lesser extent, decreases in makeup and hair care. The decrease in skin care net sales was primarily driven by lower net sales from Estée Lauder and La Mer.

By geographic region, reported net sales decreased across all geographic regions in fiscal 2025, primarily reflecting lower net sales in our travel retail business, and to a lesser extent, in mainland China, North America and Korea.
The fiscal 2025 reported net sales decrease was impacted by approximately $28 million of unfavorable foreign currency translation.
Reported net sales decreased 8% in fiscal 2025, driven by the decrease from volume of 10%. Partially offsetting this decrease was an increase from pricing of 2%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the fiscal 2025 and fiscal 2024 impacts of returns/(return adjustments) associated with restructuring and other activities of approximately $(3) million and $1 million, respectively.

Product Categories
Reported net sales for our product categories for the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(1)
Skin Care	$6,962	$7,908	$(946)	(12)%	(12)%
Makeup	4,205	4,470	(265)	(6)	(5)
Fragrance	2,491	2,487	4	—	—
Hair Care	565	629	(64)	(10)	(10)
Other	100	115	(15)	(13)	(13)
	14,323	15,609	(1,286)	(8)	(8)
Returns associated with restructuring and other activities	3	(1)	4	100+	100+
Net sales	$14,326	$15,608	$(1,282)	(8)%	(8)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Skin Care
Reported skin care net sales decreased $946 million, or 12%, in fiscal 2025, reflecting lower net sales from Estée Lauder and La Mer, combined, of approximately $829 million, primarily driven by declines in our Asia travel retail business.
The decrease in net sales from our Asia travel retail business reflected ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior year due to our resumption of replenishment orders in the fiscal 2024 third quarter and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty free business models in both Korea and mainland China, which led to lower replenishment orders.
Also contributing to the decrease in net sales from Estée Lauder was lower net sales in mainland China, reflecting the overall challenging retail environment, including subdued consumer sentiment.
Skin care net sales were impacted by approximately $2 million of unfavorable foreign currency translation.
Reported skin care net sales decreased 12% in fiscal 2025, driven by the decrease from volume of 13%. Partially offsetting this decrease was an increase from pricing of 1%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Makeup
Reported makeup net sales decreased $265 million, or 6%, in fiscal 2025, reflecting lower net sales primarily from M·A·C, and to a lesser extent, Estée Lauder, Too Faced and Bobbi Brown, combined, of approximately $241 million. The decrease in net sales from M·A·C was primarily driven by lower net sales in the face subcategory and retail softness for the brand, which led to elevated levels of inventory and retailer destocking. Net sales from Estée Lauder decreased, primarily driven by lower net sales in the face subcategory, reflecting the aforementioned challenges in our Asia travel retail business. Net sales from Too Faced decreased, driven by North America, primarily reflecting lower net sales in the lip and eye subcategories. Bobbi Brown net sales decreased, primarily driven by lower net sales in the face subcategory.

Partially offsetting the reported makeup net sales decrease were higher net sales from Clinique across all geographic regions, led by North America, reflecting higher net sales associated with the fiscal 2024 third quarter launch in Amazon's U.S. Premium Beauty store, as well as the success of hero product franchises, including new product launches.

Makeup net sales were impacted by approximately $20 million of unfavorable foreign currency translation.

Reported makeup net sales decreased 6% in fiscal 2025, driven by the decrease from volume of 9%. Partially offsetting this decrease was an increase from pricing of 3%, due to the favorable impact from strategic pricing actions, partially offset by changes in mix.

Fragrance
Reported fragrance net sales increased slightly in fiscal 2025, reflecting higher net sales from Le Labo and to a lesser extent, KILIAN PARIS combined, of approximately $87 million, largely offset by lower net sales from Estée Lauder, Clinique, and TOM FORD, combined, of approximately $82 million.

Net sales from Le Labo increased, reflecting growth from hero products, including growth through targeted expanded consumer reach, and new product launches. The increase in net sales from KILIAN PARIS primarily reflected the success of new product launches.

The decrease in net sales from Estée Lauder was primarily driven by lower net sales from the Estée Lauder Beautiful and Estée Lauder Pleasures franchises. Net sales from Clinique decreased, primarily driven by lower net sales from the Clinique Happy franchise line of products. The decrease in net sales from TOM FORD was primarily driven by lower net sales in North America, reflecting softness in the brand's retail sales which led to elevated levels of inventory, resulting in retailer destocking, as well as an unfavorable year-over-year impact of prior-year launches.

Fragrance net sales were impacted by approximately $4 million of unfavorable foreign currency translation.

Reported fragrance net sales increased slightly in fiscal 2025, driven by an increase from pricing of 6%, due to the favorable impact from strategic pricing actions and changes in mix, largely offset by the decrease from volume of 6%.

Hair Care
Reported hair care net sales decreased $64 million, or 10%, in fiscal 2025, driven by lower net sales from Aveda, and to a lesser extent, Bumble and bumble and The Ordinary, combined of approximately $66 million. Net sales from Aveda decreased, primarily reflecting our softness in brick-and-mortar channels and freestanding store closures, partially offset by the impact from its launch in Amazon's U.S. Premium Beauty store during the fiscal 2025 fourth quarter. Net sales from Bumble and bumble decreased, primarily reflecting our softness in the salon and specialty-multi channels, partially offset by higher net sales associated with its fiscal 2024 fourth quarter launch in Amazon's U.S. Premium Beauty store.
Hair care net sales were impacted by approximately $2 million of unfavorable foreign currency translation.
Reported hair care net sales decreased 10% in fiscal 2025, driven by the decrease from volume of 10%. The impact of pricing was flat year-over-year, due to the favorable impact of strategic pricing actions offset by changes in mix.

Geographic Regions
Reported net sales by geographic region for the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(1)
The Americas	$4,411	$4,581	$(170)	(4)%	(3)%
Europe, the Middle East & Africa	5,375	6,140	(765)	(12)	(13)
Asia/Pacific	4,537	4,888	(351)	(7)	(7)
	14,323	15,609	(1,286)	(8)	(8)
Returns associated with restructuring and other activities	3	(1)	4	100+	100+
Net sales	$14,326	$15,608	$(1,282)	(8)%	(8)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in fiscal 2025 across all geographic regions, primarily driven by lower net sales in our travel retail business, and to a lesser extent, in mainland China, North America and Korea, combined, of approximately $1,150 million.
The decrease in net sales from our travel retail business, which is reported in the Europe, the Middle East & Africa geographic region, was primarily driven by Asia travel retail, reflecting ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior year due to our resumption of replenishment orders in the second half of fiscal 2024 and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty free business models in both Korea and mainland China, which led to lower replenishment orders.
The decrease in net sales in mainland China reflected the overall challenging retail environment, including subdued consumer sentiment.
The decrease in net sales in North America reflected ongoing retail softness for some brands, and pressure from subdued consumer confidence and sentiment in the second half of fiscal 2025, which led to elevated inventory levels and destocking at certain retailers, as well as the timing of shipments, which further pressured net sales compared to the prior year. Partially offsetting the net sales decline for North America in fiscal 2025 was the impact from the launch of eleven brands in Amazon's U.S. Premium Beauty store as of June 2025 compared to three brands as of June 2024, as well as the launch of three brands in the Amazon.ca (Canada) Premium Beauty store in fiscal 2025.
The net sales decline in Korea reflects the impact of political and social unrest, which reduced retail traffic and dampened retail sales, as well as the exit of Dr.Jart+ from the travel retail channel in Korea during the fiscal 2025 second quarter.
Reported net sales in The Americas decreased 4% in fiscal 2025, driven by the decrease from volume of 8% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 6%, due to the favorable impact of strategic pricing actions and changes in mix.
Reported net sales in Europe, the Middle East & Africa decreased 12% in fiscal 2025, driven by the decrease from volume of 10% and a decrease from pricing of 3%. The decrease from pricing is due to changes in mix, partially offset by the favorable impact from strategic pricing actions.
Reported net sales in Asia/Pacific decreased 7% in fiscal 2025, driven by the decrease from volume of 12%. Partially offsetting this decrease was an increase from pricing of 5%, due to the favorable impact from strategic pricing actions and changes in mix.

GROSS MARGIN

Gross margin in fiscal 2025 increased to 74.0% as compared with 71.7% in fiscal 2024.

Fiscal 2025 vs. Fiscal 2024 Favorable (Unfavorable) Basis Points
As Reported:
Mix of business	(30)
Obsolescence charges	125
Manufacturing costs and other	145
Foreign exchange transactions	(10)
Returns and charges associated with restructuring and other activities	—
As Reported Gross Margin Basis Point Variance	230

Non-GAAP Financial Measure Adjustments:
Returns and charges associated with restructuring and other activities	—
Non-GAAP Gross Margin Basis Point Variance	230

The increase in gross margin in fiscal 2025 includes net benefits from the PRGP which drove overall favorability year-over-year, including the favorability within manufacturing costs and other and obsolescence charges. The impact year-over-year from manufacturing costs and other reflects the favorable impact of cost efficiencies within our global supply chain network, partially offset by the impact of inflation on our costs. Obsolescence charges decreased year-over-year, due to a reduction in excess inventory.

Partially offsetting the increase in gross margin was the unfavorable impact from our mix of business, reflecting the impact of lower net sales, partially offset by the benefit from net strategic pricing, including from the PRGP.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2025 increased to 79.4% as compared with 65.4% in fiscal 2024.

Fiscal 2025 vs. Fiscal 2024 Favorable (Unfavorable) Basis Points
As Reported:
General and administrative expenses	(90)
Advertising, marketing, promotion and product development(1)	(180)
Selling	(140)
Shipping	10
Store operating costs	(50)
Stock-based compensation	—
Foreign exchange transactions	—
Charges associated with restructuring and other activities	(260)
Goodwill and other intangible asset impairments	(590)
Talcum litigation settlement agreements	(110)
Changes in fair value of DECIEM acquisition-related stock options	10
As Reported Operating Expense Margin Basis Point Variance	(1,400)

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	260
Goodwill and other intangible asset impairments	590
Talcum litigation settlement agreements	110
Changes in fair value of DECIEM acquisition-related stock options	(10)
Non-GAAP Operating Expense Margin Basis Point Variance	(450)
(1)Referred to as "advertising and promotional" within the Product Category and Geographic Region Operating Results disclosures below.

The decrease in net sales year-over-year is the primary driver of the increase in operating expense margin in fiscal 2025. This impact offset the expense reductions realized through our overall disciplined expense management across the business as well as initiatives as part of the PRGP. Partially offsetting these expense reductions were increased investments in consumer facing areas of the business to drive sales, including advertising, selling, promotion and store operating expenses. Additionally, general and administrative expenses declined reflecting benefits from the above noted disciplined expense management, however also reflected the year-over-year unfavorable impact of a change in policy related to local government subsidies in China.

OPERATING RESULTS

	Year Ended June 30,
($ in millions)	2025	2024
As Reported:
Operating (loss) income	$(785)	$970
$ Change from prior year	(1,755)	(539)
% Change from prior year	(100+)%	(36)%

Operating Margin	(5.5)%	6.2%

Non-GAAP Financial Measure(1):
% Change in operating (loss) income from the prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	(28)%	(13)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2025 decreased from the prior year, driven by the decrease in net sales as well as an increase in our operating expense margin, reflecting the unfavorable year-over-year impact of goodwill and other intangible asset impairments relating to TOM FORD, Dr.Jart+ and Too Faced, combined, of $1,286 million in fiscal 2025 compared with goodwill and other intangible asset impairments relating to Dr.Jart+ of $471 million in fiscal 2024, partially offset by an increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating (loss) income by Product Categories and Geographic Regions exclude the fiscal 2025 and 2024 impact of charges associated with restructuring and other activities of $486 million, or approximately 3% of net sales and $124 million, or approximately 1% of net sales, respectively.

Product Categories
Reported Operating (loss) income for our product categories for the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30,
($ in millions)	2025	2024	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$574	$735	$(161)	(22)%	(23)%	Adjusted for the impact of goodwill and other intangible asset impairments and the change in fair value of DECIEM acquisition-related stock options.
Makeup	(441)	93	(534)	(100+)	(72)	Adjusted for the impact of goodwill and other intangible asset impairments and talcum litigation settlement agreements.
Fragrance	(378)	265	(643)	(100+)	(35)	Adjusted for the impact of other intangible asset impairments.
Hair Care	(41)	(52)	11	21	21
Other	(13)	53	(66)	(100+)	(23)	Adjusted for the impact of other intangible asset impairments.
	(299)	1,094	(1,393)	(100+)	(28)
Charges associated with restructuring and other activities	(486)	(124)	(362)	(100+)	(100+)
Operating (loss) income	$(785)	$970	$(1,755)	(100+)%	(100+)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Skin Care
Reported skin care operating income decreased $161 million, or 22% in fiscal 2025, reflecting lower operating income from Estée Lauder and La Mer, combined, of approximately $575 million. Operating income from Estée Lauder decreased, primarily driven by a decrease in net sales, partially offset by lower cost of sales and disciplined advertising and promotional expense management. The decrease in operating income from La Mer was primarily driven by a decrease in net sales, partially offset by lower cost of sales.
Partially offsetting the decrease in reported skin care operating income in fiscal 2025 was lower cost of sales for the product category overall, driven by the aforementioned impacts disclosed in the consolidated gross margin discussion above, as well as the favorable year-over-year impact of goodwill and other intangible asset impairment charges related to Dr.Jart+ of $96 million.

Makeup
Reported makeup operating results decreased $534 million, or over 100%, in fiscal 2025, primarily driven by other intangible asset impairment charges in fiscal 2025 relating to TOM FORD and Too Faced, combined, of $295 million and a goodwill impairment charge in fiscal 2025 relating to Too Faced of $13 million, as well as the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million. Also contributing to the reported makeup operating results decrease in fiscal 2025 was a decrease in operating income from Estée Lauder and M·A·C, combined, of approximately $124 million. The decrease in operating income from Estée Lauder was primarily driven by lower net sales and an increase in advertising and promotional activities to support new product launches, partially offset by lower cost of sales. Operating income from M·A·C decreased, primarily driven by a decrease in net sales, partially offset by lower cost of sales and disciplined advertising and promotional expense management. Partially offsetting the decrease in reported makeup operating results in fiscal 2025 was lower cost of sales for the product category overall, driven by the aforementioned impacts disclosed in the consolidated gross margin discussion above.

Fragrance
Reported fragrance operating results decreased $643 million, or over 100%, in fiscal 2025, primarily driven by lower operating results from TOM FORD, and to a lesser extent, a decrease in operating income from Jo Malone London, combined, of approximately $648 million. The decrease in operating results from TOM FORD was primarily driven by the fiscal 2025 other intangible asset impairment charge of $549 million, and to a lesser extent, a decline in net sales, as well as an increase in advertising and promotional activities and an increase in selling expenses to support sales, partially offset by lower cost of sales. The decrease in operating income from Jo Malone London was primarily driven by higher selling expenses, including higher staffing costs to support key campaigns and targeted expanded consumer reach, higher advertising and promotional activities to support key campaigns and higher store operating costs to support targeted expanded consumer reach, partially offset by an increase in net sales. Partially offsetting the decline in fragrance operating results in fiscal 2025 was lower cost of sales for the product category overall, driven by the aforementioned impacts disclosed in the consolidated gross margin discussion above.

Hair Care
Reported hair care operating loss decreased $11 million or 21% in fiscal 2025, driven by lower operating expenses and cost of sales, partially offset by lower net sales.

Geographic Regions

	Year Ended June 30,
($ in millions)	2025	2024	$ Change	% Change (As Reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
The Americas	$(918)	$34	$(952)	(100+)%	100+%	Adjusted for the impact of goodwill and other intangible asset impairments, talcum litigation settlement agreements and change in fair value of DECIEM acquisition-related stock options
Europe, the Middle East & Africa	610	836	(226)	(27)	(28)
Asia/Pacific	9	224	(215)	(96)	(45)	Adjusted for the impact of goodwill and other intangible asset impairments
	(299)	1,094	(1,393)	(100+)	(28)
Charges associated with restructuring and other activities	(486)	(124)	(362)	(100+)	(100+)
Operating (loss) income	$(785)	$970	$(1,755)	(100+)%	(100+)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The decrease in reported operating results in fiscal 2025 was primarily driven by lower operating results in North America, and to a lesser extent, a decrease in operating income in mainland China and in our travel retail business, combined, of approximately $1,273 million. Operating income attributable to the travel retail sales included in Europe, the Middle East & Africa is included in that region and in The Americas. This is primarily due to certain capabilities related to the travel retail business that are centralized in The Americas region and, as such, a component of the operating income generated by this business is transferred to The Americas through an intercompany royalty.
The decrease in operating results in North America was primarily driven by other intangible asset impairment charges in fiscal 2025 relating to TOM FORD and Too Faced of $898 million and a goodwill impairment charge in fiscal 2025 relating to Too Faced of $13 million, the unfavorable year-over-year impact relating to net intercompany activity, including $334 million of lower intercompany royalty income due to the decline in income from our global travel retail business, the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million, and a decrease in net sales, partially offset by lower cost of sales.
The decrease in operating income in mainland China was primarily driven by a decrease in net sales and the year-over-year unfavorable impact of a change in policy related to local government subsidies in China.

The decrease in operating income from our travel retail business, which is reported in Europe, the Middle East & Africa, was primarily driven by a decrease in net sales, partially offset by a favorable year-over-year impact of net intercompany activity, including $334 million of lower intercompany royalty expense due to the decline in income, lower cost of sales, disciplined advertising and promotional expense management and lower shipping costs reflecting the decrease in net sales.
INTEREST AND INVESTMENT INCOME

	Year Ended June 30,
(In millions)	2025	2024
Interest expense	$357	$378
Interest income and investment income, net	$114	$167
Interest expense decreased in fiscal 2025, primarily reflecting a lower average debt balance compared to the prior year. Interest income and investment income, net decreased in fiscal 2025, primarily reflecting a lower average cash balance and lower interest rates compared to the prior year.

PROVISION FOR INCOME TAXES
The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of stock-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations, as well as changes to valuation allowance based on our assessment of the realizability of deferred tax assets. Our effective tax rate will change from year to year based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of stock-based compensation, changes to valuation allowance, the interaction of various global tax strategies and the impact from certain acquisitions.

	Year Ended June 30,
($ in millions)	2025	2024
(Loss) earnings before income taxes:	$(1,040)	$772

As Reported:
Effective rate for income taxes	(8.9)%	47.0%
Basis-point change from prior year	(5,590)	1,930

Non-GAAP Financial Measure(1):
Effective rate for income taxes	38.8%	31.0%

(1)Excludes the net impact on the effective tax rates of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, U.S. deferred tax asset valuation allowance adjustment and talcum litigation settlement agreements for fiscal 2025 and charges associated with restructuring and other activities, goodwill and other intangible asset impairments and changes in the fair value of DECIEM acquisition-related stock options inclusive of payroll tax for fiscal 2024. See “Reconciliations of Non-GAAP Financial Measures” on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The effective tax rate for fiscal 2025 decreased approximately 5,590 basis points. The decrease was primarily attributable to the higher effective tax rate on income from our foreign operations of approximately 2,630 basis points, due to our geographical mix of earnings for fiscal 2025, establishment of a valuation allowance against general foreign tax credit and research and development tax credit carryforwards of approximately 1,651 basis points, the impact of nondeductible goodwill impairment charges associated with the Too Faced reporting unit of approximately 800 basis points and the unfavorable impact associated with previously issued stock-based compensation of approximately 640 basis points. The loss before income taxes due to the goodwill and other intangible asset impairment charges, as well as the charges associated with restructuring and other activities and talcum litigation settlement agreements increased the impact of these tax adjustments.

NET (LOSS) EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30,
($ in millions, except per share data)	2025	2024
As Reported:
Net (loss) earnings attributable to The Estée Lauder Companies Inc.	$(1,133)	$390
$ Change from prior year	(1,523)	(616)
% Change from prior year	(100+)%	(61)%
Diluted net (loss) earnings per common share	$(3.15)	$1.08
% Change from prior year	(100+)%	(61)%

Non-GAAP Financial Measure(1):
% Change in diluted net (loss) earnings per common share from the prior year adjusting for the impact of charges associated with restructuring and other activities, goodwill and other intangible asset impairments, U.S. deferred tax asset valuation allowance adjustment, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax.	(42)%	(25)%

(1)See “Reconciliations of Non-GAAP Financial Measures” on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating (loss) income, Provision for income taxes and Diluted net (loss) earnings per common share adjusted to exclude the impact of charges associated with restructuring and other activities; goodwill and other intangible asset impairments; U.S. deferred tax asset valuation allowance adjustment; talcum litigation settlement agreements; the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax; and the effects of foreign currency translation. The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Year Ended June 30,			% Change	% Change in Constant Currency
($ in millions, except per share data)	2025	2024	Variance
Net sales, as reported	$14,326	$15,608	$(1,282)	(8)%	(8)%
Returns associated with restructuring and other activities	(3)	1	(4)
Net sales, as adjusted	$14,323	$15,609	$(1,286)	(8)%	(8)%

Operating (loss) income, as reported	$(785)	$970	$(1,755)	(100+)%	(100+)%
Charges associated with restructuring and other activities	486	124	362
Goodwill impairment	13	291	(278)
Impairment of other intangible assets	1,273	180	1,093
Talcum litigation settlement agreements	159	—	159
Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	—	23	(23)
Operating income, as adjusted	$1,146	$1,588	$(442)	(28)%	(27)%

Provision for income taxes, as reported	$93	$363	$(270)	(74)%	(73)%
Effective rate for income taxes, as reported	(8.9)%	47.0%
Charges associated with restructuring and other activities	105	27	78
Goodwill and other intangible asset impairments	285	41	244
U.S. deferred tax asset valuation allowance adjustment	(172)	—	(172)
Talcum litigation settlement agreements	35	—	35
Provision for income taxes, as adjusted	$346	$431	$(85)	(20)%	(19)%
Effective rate for income taxes, as adjusted	38.8%	31.0%

Diluted net (loss) earnings per common share, as reported	$(3.15)	$1.08	$(4.23)	(100+)%	(100+)%
Charges associated with restructuring and other activities	1.06	.27	.79
Goodwill and other intangible asset impairments	2.78	1.19	1.59
U.S. deferred tax asset valuation allowance adjustment	.48	—	.48
Talcum litigation settlement agreements	.34	—	.34
Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax (less portion attributable to redeemable noncontrolling interest)	—	.05	(.05)
Diluted net earnings per common share, as adjusted	$1.51	$2.59	$(1.08)	(42)%	(41)%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30,
($ in millions)	2025	2024	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$6,962	$7,908	$(946)	$2	$(944)	(12)%	(12)%
Makeup	4,205	4,470	(265)	20	(245)	(6)	(5)
Fragrance	2,491	2,487	4	4	8	—	—
Hair Care	565	629	(64)	2	(62)	(10)	(10)
Other	100	115	(15)	—	(15)	(13)	(13)
	14,323	15,609	(1,286)	28	(1,258)	(8)	(8)
Returns associated with restructuring and other activities	3	(1)	4	—	4
Total	$14,326	$15,608	$(1,282)	$28	$(1,254)	(8)%	(8)%

By Geographic Region:
The Americas	$4,411	$4,581	$(170)	$50	$(120)	(4)%	(3)%
Europe, the Middle East & Africa	5,375	6,140	(765)	(27)	(792)	(12)	(13)
Asia/Pacific	4,537	4,888	(351)	5	(346)	(7)	(7)
	14,323	15,609	(1,286)	28	(1,258)	(8)	(8)
Returns associated with restructuring and other activities	3	(1)	4	—	4
Total	$14,326	$15,608	$(1,282)	$28	$(1,254)	(8)%	(8)%

The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating results excluding the impact of goodwill and other intangible asset impairments, talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax:

	As Reported			Add: Changes in goodwill and other intangible asset impairments	Add: Talcum litigation settlement agreements	Add: Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Year Ended June 30,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$574	$735	$(161)	$(96)	$—	$(23)	$(280)	(22)%	(23)%
Makeup	(441)	93	(534)	308	159	—	(67)	(100+)	(72)
Fragrance	(378)	265	(643)	549	—	—	(94)	(100+)	(35)
Hair Care	(41)	(52)	11	—	—	—	11	21	21
Other	(13)	53	(66)	54	—	—	(12)	(100+)	(23)
	(299)	1,094	$(1,393)	$815	$159	$(23)	$(442)	(100+)%	(28)%
Charges associated with restructuring and other activities	(486)	(124)
Total	$(785)	$970

By Geographic Region:
The Americas	$(918)	$34	$(952)	$911	$159	$(14)	$104	(100+)%	100+%
Europe, the Middle East & Africa	610	836	(226)	—		(9)	(235)	(27)	(28)
Asia/Pacific	9	224	(215)	(96)	—	—	(311)	(96)	(45)
	(299)	1,094	$(1,393)	$815	$159	$(23)	$(442)	(100+)%	(28)%
Charges associated with restructuring and other activities	(486)	(124)
Total	$(785)	$970

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2025, we had cash and cash equivalents of $2,921 million compared with $3,395 million at June 30, 2024. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Inflation impacted our operating results during fiscal 2025 and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facilities. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 13, 2025, our long-term debt is rated A- with a negative outlook by Standard & Poor’s and A3 with a negative outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization was 65% and 59% at June 30, 2025 and 2024, respectively.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 12 – Debt.
Cash Flows

	Year Ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities	$1,272	$2,360
Net cash used for investing activities	$(623)	$(960)
Net cash used for financing activities	$(1,144)	$(2,035)

The change in net cash flows provided by operating activities was primarily driven by lower net earnings in fiscal 2025, excluding non-cash items, and an unfavorable change in operating assets and liabilities variances, including the impact from the significant reduction in inventory in the prior year, as compared to the reduction in inventory in the current year.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from capital expenditure payments made relating to the manufacturing facility in Japan, near Tokyo, in the prior year.

The change in net cash flows used for financing activities primarily reflected the favorable year-over-year impacts of repayments of commercial paper in the prior year, payments associated with the purchase of the remaining interest in DECIEM during fiscal 2024 and a decrease in dividends paid to stockholders in the current year, partially offset by the unfavorable year-over-year impact of the repayment of long-term debt in the current year and issuance of long-term debt in the prior year.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for the fiscal 2024 to fiscal 2023 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2025 and through August 13, 2025, see Item 8. Financial Statements and Supplementary Data – Note 18 – Common Stock.

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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2025 and 2024, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30,
(In millions)	Expected 2026	2025	2024
Non-qualified domestic noncontributory pension plan benefit payments	$30	$9	$8
International defined benefit pension plan contributions	$32	$35	$24
Post-retirement plan benefit payments	$9	$14	$13

Commitments and Contingencies
For a discussion of our commitments and contingencies, see Item 8. Financial Statements and Supplementary Data – Note 17 – Commitments and Contingencies.

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
Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 13 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet, anticipated transactions and receivables and payables and the net investment in certain foreign operations. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $223 million and $371 million as of June 30, 2025 and 2024, respectively. This potential change does not consider our underlying foreign currency exposures.
We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $85 million and $49 million as of June 30, 2025 and 2024, respectively.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our funded indebtedness, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $43 million and $48 million as of June 30, 2025 and 2024, respectively.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2025 and our results of operations for the three fiscal years ended June 30, 2025 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if the accounting estimate both (i) involves a significant level of estimation uncertainty, and (ii) has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. Our critical accounting policies relate to Goodwill and Other Indefinite-lived Intangible Assets – Impairment Assessment, Dr.Jart+ Other Intangible Asset – Impairment and Income Taxes.

Our management has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors.
Goodwill and Other Indefinite-lived Intangible Assets – Impairment Assessment and Dr.Jart+ Other Intangible Asset – Impairment

Goodwill is calculated as the excess of the cost of purchased businesses over the estimated fair value of their underlying net assets. Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill encompasses calculating the estimated fair value of a reporting unit and comparing the estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, an impairment charge is recorded, up to the total amount of goodwill allocated to that reporting unit.

When testing other indefinite-lived intangible assets for impairment, we also have the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the other indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test. The quantitative impairment test for other indefinite-lived intangible assets encompasses calculating the estimated fair value of an other indefinite-lived intangible asset and comparing the estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, an impairment charge is recorded.

When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be measured and recorded for the excess of the carrying value over the estimated fair value.

For fiscal 2025 and 2024, we elected to perform the qualitative assessment for the goodwill in certain of our reporting units and other indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the estimated fair values of the reporting units and other indefinite-lived intangible assets were below their carrying values. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, we considered the reporting units’ current results and forecasts, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and the Company's intention to sell or dispose of a reporting unit or cease the use of a trademark.

For fiscal 2025 and 2024, a quantitative assessment was performed for the goodwill in certain of our reporting units and other indefinite-lived intangible assets. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, we used an equal weighting of the income and market approaches. Under the income approach, we determined the estimated fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in these two approaches include revenue growth rates and profit margins, terminal value, weighted average cost of capital used to discount future cash flows and comparable market multiples for the reporting unit. To determine the estimated fair value of other indefinite-lived intangible assets, we used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in this approach include revenue growth rates and profit margins, terminal value, weighted average cost of capital used to discount future cash flows and a royalty rate.

For fiscal 2025, changes in circumstances at the Dr.Jart+ reporting unit indicated that the carrying amounts of its long-lived assets, including the customer list, were not recoverable. The Company first determines the asset group which is defined as the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The asset group was determined to be at the reporting unit level. Based on the estimated undiscounted cash flows of the asset group, the carrying amount of the long-lived assets for Dr.Jart+ were not recoverable. To calculate the impairment, the estimated fair value of the asset group was determined in the same manner as the quantitative assessment performed for goodwill described above, using an equal weighting of the income and market approaches. Estimated fair values for each of the assets within the asset group were also determined. The calculated impairment loss for the asset group only reduces the carrying amounts of the long-lived assets of the group and is allocated on a pro rata basis using the relative carrying amounts of those assets, however, the allocated impairment loss cannot reduce the carrying amount of a long-lived asset below its estimated fair value. As a result of the estimated fair values, the impairment charge was allocated entirely to the Dr.Jart+ customer list intangible asset.

For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and other indefinite-lived intangible assets and impairment of the Dr.Jart+ customer list intangible asset, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Other Intangible Assets.

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
(17)the timing and impact of acquisitions, investments and divestitures; and
(18)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2025.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
Trading Arrangements

During the fiscal 2025 fourth quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2025 and such information is incorporated herein by reference.

The Company has an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities (and related derivative securities) by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Securities Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.  Executive Compensation.
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2025 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2025 and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2025 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.
Equity Compensation Plan Information as of June 30, 2025

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(4)
Equity compensation plans approved by security holders(1)	14,234,962	$175.21	15,285,363

(1)Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).
(2)Consists of 8,686,470 shares issuable upon exercise of outstanding options, 4,301,768 shares issuable upon conversion of outstanding Restricted Stock Units, 985,340 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs, including those pending approval by the Stock Plan Subcommittee of our Board of Directors), 106,879 shares issuable upon conversion of Share Units and 154,505 shares issuable upon conversion of Long-term PSUs, including Price-vested units (“PVUs”).
(3)Calculated based upon outstanding options in respect of 8,686,470 shares of our Class A Common Stock.
(4)The 2002 Plan authorizes the grant of shares and benefits other than stock options. As of June 30, 2025, there were 14,942,974 shares of Class A Common Stock available for issuance under the 2002 Plan (assuming maximum payout for unvested PSUs, including those pending approval by the Stock Plan Subcommittee of our Board of Directors). Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan. The Director Plan currently provides for an annual grant of options and stock units to non-employee directors. As of June 30, 2025, there were 342,390 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2025, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 8% to 389,287,179. Of the outstanding options to purchase 8,686,470 shares of Class A Common Stock, options to purchase 580,243 shares have an exercise price less than $80.80, the closing price on June 30, 2025. Assuming the exercise of only in-the-money options, the total shares outstanding would increase by less than 1% to 360,347,097.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2025 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2025 Proxy Statement. The 2025 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2025 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)1 and 2. Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, dated November 16, 1995 (filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on September 15, 2003) (SEC File No. 1-14064).*

3.1a	Certificate of Amendment of the Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 13, 2012) (SEC File No. 1-14064).*

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 23, 2025) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Registration Statement on Form S-3 (No. 333-85947) filed on November 5, 1999) (SEC File No. 1-14064).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on September 29, 2003) (SEC File No. 1-14064).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on May 1, 2007) (SEC File No. 1-14064).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.8	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Current Report on Form 8-K filed on August 2, 2012) (SEC File No. 1-14064).*

4.9	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.10	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Current Report on Form 8-K filed on June 4, 2015) (SEC File No. 1-14064).*

4.11	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Current Report on Form 8-K filed on May 10, 2016) (SEC File No. 1-14064).*

4.13	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.14	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.15	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.16	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on February 9, 2017) (SEC File No. 1-14064).*

4.17	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.000% Senior Notes due 2024 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

Exhibit Number	Description

4.18	Form of Global Note for the 2.000% Senior Notes due 2024 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.19	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.20	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.21	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.22	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on November 21, 2019) (SEC File No. 1-14064).*

4.23	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.24	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on April 13, 2020) (SEC File No. 1-14064).*

4.25	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.26	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2021) (SEC File No. 1-14064).*

4.27	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.28	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.29	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.30	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.31	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

4.32	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Current Report on Form 8-K filed on May 12, 2023) (SEC File No. 1-14064).*

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

10.3c
Amendments to The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated effective as of January 1, 2023, as further amended effective January 1, 2025 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.5a	Executive Annual Incentive Plan (filed as Exhibit 10.5a to our Annual Report on Form 10-K filed on August 18, 2023) (SEC File No. 1-14064).*†

10.5b	Executive Annual Incentive Plan (SEC File No. 1-14064).†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9b	Second Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.10	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2023) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Peter Jueptner (filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August 18, 2023) (SEC File No. 1-14064).*†

10.13	Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*†

10.13a	Amended and Restated Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.14	Employment Agreement with Akhil Shrivastava (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2024) (SEC File No. 1-14064).*†

10.15	Employment Agreement with Rashida La Lande (SEC File No. 1-14064).†

10.16	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.16a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.17	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.17a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.18	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.18a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as exhibit 10.15a to our Annual Report on Form 10-K filed on August 22, 2011) (SEC File No. 1-14064).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.18d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.18e
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.19a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.19b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19c	Summary of Compensation for Non-Employee Directors of the Company (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.20	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.20a	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.21	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.21a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.21b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.21c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.21d	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 13, 2024) (SEC File No. 1-14064).*†

10.21e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.21f	Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.21g	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.21h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.21i
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.21j	Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

Exhibit Number	Description

10.21k	Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.21l	Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.21m	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.21n
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.21o	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.21p	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.21q	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.21r
Form of Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.21s
Form of Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.21t
Form of PRGP Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.22
$2.5 Billion Credit Facility, dated as of June 7, 2024 among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2024) (SEC File No. 1-14064).*

10.23	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23a
Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*

10.24	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

Exhibit Number	Description

10.25b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.25d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

10.26	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.27	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.27a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.27b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.27c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (filed as Exhibit 10.24c to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.27d
Fourth Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2024. (filed as Exhibit 10.25d to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*†

10.28	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.28a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.28b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

19.1	The Estée Lauder Companies Inc. Insider Trading Policies (filed as Exhibit 19.1 to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

97.1
The Estée Lauder Companies Inc. Incentive-Based Compensation Recovery Policy (2023 Clawback Policy) (filed as Exhibit 97.1 to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*

Exhibit Number	Description

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Earnings, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025 is formatted in iXBRL
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By	/s/ AKHIL SHRIVASTAVA
Akhil Shrivastava Executive Vice President and Chief Financial Officer
Date: August 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

STÉPHANE DE LA FAVERIE*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 20, 2025
Stéphane de La Faverie

CHARLENE BARSHEFSKY*	Director	August 20, 2025
Charlene Barshefsky

ANGELA WEI DONG*	Director	August 20, 2025
Angela Wei Dong

LYNN FORESTER DE ROTHSCHILD*	Director	August 20, 2025
Lynn Forester de Rothschild

PAUL J. FRIBOURG*	Director	August 20, 2025
Paul J. Fribourg

JENNIFER HYMAN*	Director	August 20, 2025
Jennifer Hyman

GARY M. LAUDER*	Director	August 20, 2025
Gary M. Lauder

JANE LAUDER*	Director	August 20, 2025
Jane Lauder

WILLIAM P. LAUDER*	Chair of the Board	August 20, 2025
William P. Lauder

ARTURO NUÑEZ*	Director	August 20, 2025
Arturo Nuñez

BARRY S. STERNLICHT*	Director	August 20, 2025
Barry S. Sternlicht

JENNIFER TEJADA*	Director	August 20, 2025
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 20, 2025
Richard F. Zannino

ERIC L. ZINTERHOFER*	Director	August 20, 2025
Eric L. Zinterhofer

/s/ AKHIL SHRIVASTAVA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 20, 2025
Akhil Shrivastava
___________________________________________
* By signing his name hereto, Akhil Shrivastava signs this document in the capacities indicated above and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.

By	/s/ AKHIL SHRIVASTAVA
Akhil Shrivastava (Attorney-in-Fact)

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of June 30, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Stéphane de La Faverie	/s/ Akhil Shrivastava
Stéphane de La Faverie	Akhil Shrivastava
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 20, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Estée Lauder Companies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of (loss) earnings, of comprehensive (loss) income, of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended June 30, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2025 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Indefinite-Lived Intangible Asset Impairment Assessment – TOM FORD Trademark

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $3,123 million as of June 30, 2025, of which $1,805 million relates to the TOM FORD trademark. Management assesses indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Management concluded that the changes in circumstances in the TOM FORD brand, along with increases in the weighted average cost of capital, triggered the need for an interim impairment review of the TOM FORD trademark. Accordingly, management performed an interim impairment test as of December 31, 2024. Management concluded that the carrying value of the TOM FORD trademark exceeded its estimated fair value and recorded an impairment charge of $773 million. As disclosed by management, the estimated fair value of the trademark intangible asset was determined utilizing an income approach, specifically the relief-from-royalty method. The significant assumptions used in this approach include revenue growth rates and profit margins, terminal value, weighted average cost of capital used to discount future cash flows and a royalty rate.

The principal considerations for our determination that performing procedures relating to the interim indefinite-lived intangible asset impairment assessment of the TOM FORD trademark is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trademark; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, the royalty rate, and the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of the TOM FORD trademark. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the trademark; (ii) evaluating the appropriateness of the relief-from-royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, the royalty rate, and the weighted average cost of capital. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the royalty rate and weighted average cost of capital significant assumptions.

Annual Indefinite-Lived Intangible Asset Impairment Assessments – DECIEM Trademarks

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $3,123 million as of June 30, 2025, and as disclosed by management, $1,069 million relates to the DECIEM trademarks. Management assesses indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Based on the annual indefinite-lived intangible asset impairment testing as of April 1, 2025, management determined that the estimated fair values of the DECIEM trademarks exceeded their carrying values. The estimated fair values of the trademark intangible assets were determined utilizing an income approach, specifically the relief-from-royalty method. The significant assumptions used in this approach include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates.

The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible asset impairment assessments of the DECIEM trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, royalty rates, and the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of the DECIEM trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the trademarks; (ii) evaluating the appropriateness of the relief-from-royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, royalty rates, and the weighted average cost of capital. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the royalty rates and weighted average cost of capital significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 20, 2025
We have served as the Company’s auditor since 2020.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

	Year Ended June 30,
(In millions, except per share data)	2025	2024	2023

Net sales	$14,326	$15,608	$15,910
Cost of sales	3,729	4,424	4,564

Gross profit	10,597	11,184	11,346

Operating expenses
Selling, general and administrative	9,456	9,621	9,575
Restructuring and other charges	481	122	55
Goodwill impairment	13	291	—
Impairment of other intangible assets	1,273	180	207
Talcum litigation settlement agreements	159	—	—
Total operating expenses	11,382	10,214	9,837

Operating (loss) income	(785)	970	1,509

Interest expense	357	378	255
Interest income and investment income, net	114	167	131
Other components of net periodic benefit cost	12	(13)	(12)
(Loss) earnings before income taxes	(1,040)	772	1,397

Provision for income taxes	93	363	387
Net (loss) earnings	(1,133)	409	1,010

Net earnings attributable to redeemable noncontrolling interest	—	(19)	(4)
Net (loss) earnings attributable to The Estée Lauder Companies Inc.	$(1,133)	$390	$1,006

Net (loss) earnings attributable to The Estée Lauder Companies Inc. per common share
Basic	$(3.15)	$1.09	$2.81
Diluted	$(3.15)	$1.08	$2.79

Weighted-average common shares outstanding
Basic	360.1	359.0	357.9
Diluted	360.1	360.8	360.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended June 30,
(In millions)	2025	2024	2023

Net (loss) earnings	$(1,133)	$409	$1,010

Other comprehensive income (loss):
Net cash flow hedge loss	(89)	(3)	(11)
Cross-currency swap contract - fair value hedge gain (loss)	14	13	(20)
Retirement plan and other retiree benefit adjustments	(24)	(9)	(79)
Translation adjustments	94	(145)	(127)
Benefit (provision) for income taxes on components of other comprehensive income	18	(6)	51
Total other comprehensive income (loss), net of tax	13	(150)	(186)
Comprehensive (loss) income	(1,120)	259	824

Comprehensive (income) loss attributable to redeemable noncontrolling interest:
Net earnings	—	(19)	(4)
Translation adjustments	—	17	14
Total comprehensive (income) loss attributable to redeemable noncontrolling interest	—	(2)	10
Comprehensive (loss) income attributable to The Estée Lauder Companies Inc.	$(1,120)	$257	$834
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
(In millions, except share and per share data)	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$2,921	$3,395
Accounts receivable, net	1,530	1,727
Inventory and promotional merchandise	2,074	2,175
Prepaid expenses and other current assets	544	625
Total current assets	7,069	7,922

Property, plant and equipment, net	3,172	3,136
Other assets
Operating lease right-of-use assets	1,952	1,833
Goodwill	2,135	2,143
Other intangible assets, net	3,759	5,183
Other assets	1,805	1,460
Total other assets	9,651	10,619
Total assets	$19,892	$21,677

LIABILITIES AND EQUITY
Current liabilities
Current debt	$3	$504
Accounts payable	1,497	1,440
Operating lease liabilities	406	354
Other accrued liabilities	3,529	3,404
Total current liabilities	5,435	5,702

Noncurrent liabilities
Long-term debt	7,314	7,267
Long-term operating lease liabilities	1,744	1,701
Other noncurrent liabilities	1,534	1,693
Total noncurrent liabilities	10,592	10,661

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2025 and June 30, 2024; shares issued: 472,541,563 at June 30, 2025 and 471,018,569 at June 30, 2024; Class B shares authorized: 304,000,000 at June 30, 2025 and June 30, 2024; shares issued and outstanding: 125,542,029 at June 30, 2025 and 125,542,029 at June 30, 2024	6	6
Paid-in capital	7,012	6,685
Retained earnings	11,672	13,427
Accumulated other comprehensive loss	(1,127)	(1,140)

	17,563	18,978
Less: Treasury stock, at cost; 238,316,738 Class A shares at June 30, 2025 and 237,871,995 Class A shares at June 30, 2024	(13,698)	(13,664)
Total equity	3,865	5,314
Total liabilities and equity	$19,892	$21,677
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Year Ended June 30,
(In millions, except per share data)	2025	2024	2023

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	6,685	6,153	5,796
Common stock dividends	6	6	4
Stock-based compensation	321	364	353
Purchase of shares from redeemable noncontrolling interest	—	162	—
Paid-in capital, end of year	7,012	6,685	6,153

Retained earnings, beginning of year	13,427	13,991	13,912
Common stock dividends	(622)	(954)	(927)
Net (loss) earnings attributable to The Estée Lauder Companies Inc.	(1,133)	390	1,006
Retained earnings, end of year	11,672	13,427	13,991

Accumulated other comprehensive loss, beginning of year	(1,140)	(934)	(762)
Other comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	13	(133)	(172)
Purchase of shares from redeemable noncontrolling interest	—	(73)	—
Accumulated other comprehensive loss, end of year	(1,127)	(1,140)	(934)

Treasury stock, beginning of year	(13,664)	(13,631)	(13,362)
Acquisition of treasury stock	—	—	(184)
Stock-based compensation	(34)	(33)	(85)
Treasury stock, end of year	(13,698)	(13,664)	(13,631)

Total equity	$3,865	$5,314	$5,585

Redeemable noncontrolling interest, beginning of year	$—	$832	$842
Net earnings attributable to redeemable noncontrolling interest	—	19	4
Purchase of shares from redeemable noncontrolling interest	—	(834)	—
Translation adjustments	—	(17)	(14)
Redeemable noncontrolling interest, end of year	$—	$—	$832

Cash dividends declared per common share	$1.71	$2.64	$2.58
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(In millions)	2025	2024	2023

Cash flows from operating activities
Net (loss) earnings	$(1,133)	$409	$1,010
Adjustments to reconcile net (loss) earnings to net cash flows from operating activities:
Depreciation and amortization	829	825	744
Deferred income taxes	(396)	(265)	(186)
Non-cash stock-based compensation	304	325	267
Net loss on disposal of property, plant and equipment	19	9	13
Non-cash restructuring and other charges	20	7	36
Pension and post-retirement benefit expense	76	50	53
Pension and post-retirement benefit contributions	(92)	(116)	(49)
Impairment of goodwill and other intangible assets	1,286	471	207
Other adjustments and non-cash items	10	14	(8)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	230	(285)	185
Decrease (increase) in inventory and promotional merchandise	184	766	(64)
(Increase) decrease in other assets, net	(11)	15	26
Increase (decrease) in accounts payable	21	(38)	(333)
(Decrease) increase in other accrued and noncurrent liabilities	(41)	209	(129)
Decrease in operating lease assets and liabilities, net	(34)	(36)	(41)
Net cash flows provided by operating activities	1,272	2,360	1,731
Cash flows from investing activities
Purchases of investments	(1)	(18)	(8)
Capital expenditures	(602)	(919)	(1,003)
Proceeds from sale of property, plant and equipment	3	—	—
Purchases of other intangible assets	—	—	(2,286)
Settlement of net investment hedges	(23)	(23)	80
Net cash flows used for investing activities	(623)	(960)	(3,217)
Cash flows from financing activities
(Repayments) proceeds of current debt, net	—	(215)	218
Proceeds from issuance of commercial paper (maturities after three months)	—	—	765
Repayments of commercial paper (maturities after three months)	—	(785)	—
Proceeds from issuance of long-term debt, net	—	648	1,995
Repayments of long-term debt	(505)	(10)	(265)
Debt issuance costs	—	(4)	(15)
Settlement of cross-currency swaps	20	18	—
Net proceeds from stock-based compensation transactions	15	40	88
Dividends paid to stockholders	(618)	(947)	(925)
Payments to acquire treasury stock	(35)	(35)	(271)
Payment for acquisition of noncontrolling interest	(21)	—	—
Payment for acquisition of redeemable noncontrolling interest	—	(745)	—
Net cash flows (used for) provided by financing activities	(1,144)	(2,035)	1,590

Effect of exchange rate changes on Cash and cash equivalents	21	1	(32)
Net (decrease) increase in Cash and cash equivalents	(474)	(634)	72
Cash and cash equivalents at beginning of year	3,395	4,029	3,957

Cash and cash equivalents at end of year	$2,921	$3,395	$4,029
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under owned brand names, including: Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, La Mer, Bobbi Brown Cosmetics, Aveda, Jo Malone London, Bumble and bumble, Darphin Paris, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, KILIAN PARIS, Too Faced, Dr.Jart+, The Ordinary and NIOD. The Estée Lauder Companies Inc. is also the global licensee of the AERIN, BALMAIN and Dr. Andrew Weil brand names for beauty-related products.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Estée Lauder Companies Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Certain amounts in the notes to the consolidated financial statements of prior years have been reclassified to conform to current-year presentation.

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, business combinations and asset acquisitions, goodwill, other indefinite-lived intangible assets and long-lived assets, income taxes and legal contingencies. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, as relevant, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) attributable to The Estée Lauder Companies Inc. were $90 million, $(135) million and $(85) million, net of tax, in fiscal 2025, 2024 and 2023, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity in fiscal 2025, 2024 and 2023. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

The Company enters into foreign currency forward contracts to hedge foreign currency transactions for periods consistent with its identified exposures. The Company also uses cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. Additionally, the Company enters into foreign currency forward contracts and cross-currency swap contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. See Note 13 – Derivative Financial Instruments for further discussion. The Company categorizes these instruments as entered into for purposes other than trading.

The accompanying consolidated statements of (loss) earnings include net exchange gains on foreign currency transactions of $58 million, $77 million and $57 million in fiscal 2025, 2024 and 2023, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents include $1,017 million and $926 million of short-term time deposits at June 30, 2025 and 2024, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments in the common stock of privately-held companies in which the Company has the ability to exercise significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. For those equity securities without readily determinable fair values where the Company does not have the ability to exercise significant influence, the Company records them at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. Collectively, these investments were not material to the Company’s consolidated financial statements as of June 30, 2025 and 2024 and are included in Other assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions. Payment terms are short-term in nature and are generally less than one year.

The Company is required to measure credit losses based on its estimate of expected losses rather than incurred losses, which generally results in earlier recognition of allowances for credit losses. The Company evaluates certain criteria, including aging and historical write-offs, the current economic condition of specific customers and future economic conditions of countries utilizing a consumption index to determine the appropriate allowance for credit losses. The Company writes-off receivables once it is determined that the receivables are no longer collectible and as allowed by local laws.

See Note 15 – Revenue Recognition for additional information.

Inventory and Promotional Merchandise

Inventory and promotional merchandise only includes inventory considered saleable or usable in future periods, and is stated at the lower of cost or net realizable value, with cost being based on standard cost and production variances, which approximate actual cost on the first-in, first-out method. Cost components include raw materials, componentry, direct labor and overhead (e.g., indirect labor, utilities, depreciation, purchasing, receiving, inspection and warehousing) as well as inbound freight. Manufacturing overhead is allocated to the cost of inventory based on the normal production capacity. Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred. Promotional merchandise is charged to expense at the time the merchandise is shipped to the Company’s customers. Included in inventory and promotional merchandise is an inventory obsolescence reserve, which represents the difference between the cost of the inventory and its net realizable value. This reserve is calculated using an estimated obsolescence percentage applied to the inventory based on age and historical results. In addition, and as necessary, specific reserves may be established for future known or anticipated events.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For each derivative contract entered into, where the Company looks to obtain hedge accounting treatment, the Company formally and contemporaneously documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking the hedge transaction, the nature of the risk being hedged, and how the hedging instruments’ effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively. This process includes linking all derivatives to specific assets and liabilities on the balance sheet, net investments in certain foreign operations, or to specific firm commitments or forecasted transactions. At inception, the Company evaluates the effectiveness of hedge relationships quantitatively, and has elected to perform, after initial evaluation, qualitative effectiveness assessments of certain hedge relationships to support an ongoing expectation of high effectiveness, if effectiveness testing is required. If based on the qualitative assessment, it is determined that a derivative has ceased to be a highly effective hedge, the Company will perform a quantitative assessment to determine whether to discontinue hedge accounting with respect to that derivative prospectively.

For a fair value hedge, changes in the fair value of a derivative are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments). For a cash flow hedge, changes in the fair value of a derivative of a forecasted transaction are recorded in OCI. Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). The Company also enters into foreign currency forward contracts and cross-currency swap contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The net gain or loss on these contracts is recorded within translation adjustments, as a component of accumulated other comprehensive loss ("AOCI") on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. For derivative instruments, such as foreign currency forward contracts or option contracts, not designated as hedging instruments, changes in the fair value are reported in current-period earnings.

All derivative gains and losses relating to fair value hedges and cash flow hedges are recognized in the same income statement line as the hedged items. Cash flows from derivatives are classified within the consolidated statements of cash flows in the same category as the items being hedged. The cross-currency swap contracts designated as fair value hedges are classified within financing activities. The cross-currency swap contracts designated as net investment hedges are classified within investing activities. The foreign currency forward contracts designated as net investment hedges are classified within investing activities, except the portion related to the excluded component which is classified within operating activities. Cash flows, and their related gains and losses, from the remaining derivative instruments are classified within operating activities.

From a consolidated balance sheet perspective, derivatives with fair values in a net asset position are bifurcated based on the cash flows expected to occur within the next twelve months (current asset or liability) and those expected to occur beyond twelve months (noncurrent asset or liability). Derivatives with fair values in a net liability position are classified in total as current, regardless of the maturity date.

See Note 13 – Derivative Financial Instruments for further discussion.

Property, Plant and Equipment
Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred for website development are capitalized within each applicable development stage as required. Capital costs incurred while an asset is being built, including any applicable interest costs, are classified as construction in progress and are reclassified to its respective asset class when placed into service. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

See Note 5 – Asset Acquisition for further information.

Goodwill and Other Indefinite-lived Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the estimated fair value of their underlying net assets. Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

The Company assesses goodwill and other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. The Company tests goodwill for impairment at the reporting unit level, which is one level below the Company’s operating segments. The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management of each operating segment regularly reviews the operating results of those components. The Company makes certain judgments and assumptions in allocating assets and liabilities to determine carrying values for its reporting units. When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The quantitative impairment test for goodwill encompasses calculating the estimated fair value of a reporting unit and comparing the estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, an impairment charge is recorded, up to the total amount of goodwill allocated to that reporting unit. When testing other indefinite-lived intangible assets for impairment, the Company also has the option of first performing a qualitative assessment to determine whether it is more-likely-than-not that the other indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative test. The quantitative impairment test for other indefinite-lived intangible assets encompasses calculating the estimated fair value of an other indefinite-lived intangible asset and comparing the estimated fair value to its carrying value. If the carrying value exceeds the estimated fair value, an impairment charge is recorded.
See Note 6 – Goodwill and Other Intangible Assets for further information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets
The Company reviews long-lived assets, primarily intangible assets subject to amortization, right-of-use assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset or asset group to its carrying value. The asset group is defined as the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be measured and recorded for the excess of the carrying value over the estimated fair value. The calculated impairment loss for an asset group only reduces the carrying amounts of the long-lived assets of the group and is allocated on a pro rata basis using the relative carrying amounts of those assets, however, the allocated impairment loss cannot reduce the carrying amount of a long-lived asset below its estimated fair value.

Leases

The Company recognizes a lease liability and a related right-of-use (“ROU”) asset at the commencement date for leases on its consolidated balance sheet, excluding short-term leases as noted below. The lease liability is equal to the present value of unpaid lease payments over the remaining lease term. The Company’s lease term at the commencement date may reflect options to extend or terminate the lease when it is reasonably certain that such options will be exercised. To determine the present value of the lease liability, if the rate implicit in the lease is not readily determinable, the Company uses an incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow (on a collateralized basis over a similar term) an amount equal to the lease payments in similar economic environments. The ROU asset is based on the corresponding lease liability adjusted for certain items such as initial direct costs, prepaid lease payments and lease incentives received. Both operating and finance lease ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After an ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.
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
Certain of the Company’s leases provide for variable lease payments for the right to use an underlying asset that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer Price Index) are included in the initial measurement of the lease liability, the initial measurement of the ROU asset, and the lease classification test based on the index or rate as of the commencement date. Any changes from the commencement date estimation of the index- and rate-based variable payments are expensed as incurred in the period of the change. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are not included in the initial measurement of the lease liability or the ROU asset, but instead are expensed as incurred. The Company’s variable lease payments primarily include rents based on a percentage of sales in excess of stipulated levels, common area maintenance and real estate taxes based on the percentage of the total square footage leased by the Company, as well as variable costs relating to embedded leases, such as third-party manufacturing and logistics agreements.
Certain of the Company’s contracts contain lease components as well as non-lease components, such as an agreement to purchase services. For purposes of allocating contract consideration, the Company does not separate the lease components from non-lease components for all asset classes.

Short-term leases (i.e. leases with a term of 12 months or less) are not recorded as ROU assets or lease liabilities on the Company’s consolidated balance sheets, and the related lease payments are recognized in earnings on a straight-line basis over the lease term.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For certain leases relating to automobiles, information technology equipment and office equipment, the Company utilizes the portfolio approach. Under this approach, the Company combines and accounts for leases with similar characteristics (e.g., lease term, discount rates, etc.) as a single lease (as a portfolio), provided its application is not materially different when compared to the application at the individual lease level.
See Note 7 – Leases for further information.

Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and seller of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to department stores, duty-free retailers, specialty multi retailers, online pure players, perfumeries and pharmacies, and salons and spas. The Company grants credit to qualified customers. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor its customers' abilities, individually and collectively, to make timely payments.

Revenue Recognition

Performance Obligations

The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer.

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty-multi retailers, perfumeries and pharmacies, salons/spas and through various online sites operated by authorized retailers, including pure-play sites. The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer. In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location, and in the Europe, the Middle East & Africa and Asia/Pacific regions, revenue is generally recognized based upon the customer’s receipt. The Company has certain arrangements with customers whereby it is responsible for shipping and handling through the named place of destination, which occurs after the customer has obtained control. As a result, the Company has made a policy election that permits the Company to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. For these arrangements, the Company accrues all shipping and handling expenses related to the shipped products in the period that the revenue is recognized.

The Company also sells direct to consumers across freestanding stores, its brands' websites and through third-party online platforms. At Company-operated freestanding stores, revenue is recognized when control of the product is transferred at the point of sale. Revenue from online sales is recognized when control of the product is transferred, generally based upon the consumer’s receipt.

In connection with the sale of product, the Company may provide other promised goods and services that are deemed to be performance obligations. These are comprised of gift with purchase and purchase with purchase promotions, customer loyalty program obligations, gift cards and other promotional products including samples and testers.

The Company provides gift with purchase promotional products to certain customers generally without additional charge and also provides purchase with purchase promotional products to certain customers at a discount in relation to prices charged for saleable product. Revenue is allocated between saleable product, gift with purchase product and purchase with purchase product based on the estimated relative standalone selling prices. Revenue is deferred and ultimately recognized based on the timing differences, if any, between when control of these promotional products and control of the related saleable products transfer to the Company’s customer (e.g., a third-party retailer), which is calculated based on the weighted-average number of days between promotional periods. The estimated standalone selling price allocated to these promotional products is based on a cost plus margin approach.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company offers a number of different loyalty programs to its customers across brands, regions and distribution channels including points-based programs, tier-based programs and other programs. Revenue is allocated between the saleable product revenue and the material right loyalty obligations based on relative standalone selling prices when the consumer purchases the products that are earning them the right to the future benefits. Deferred revenue related to the Company’s loyalty programs is estimated based on the standalone selling price and is adjusted for an estimated breakage factor. Standalone selling price is determined primarily using the observable market price of the good or service benefit if it is sold by the Company or a cost plus margin approach for goods/services not directly sold by the Company. Breakage rates consider historical patterns of redemption and/or expiration. Revenue is recognized when the benefits are redeemed or expire.

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
Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include product returns and sales incentives, such as volume rebates and discounts, markdowns, margin adjustments and early-payment discounts. The Company also enters into arrangements containing other forms of variable consideration and makes payments to certain of its customers related to demonstration, advertising and counter construction. These activities may be arranged either with unrelated third parties or in conjunction with the customer. To the extent the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the demonstration and advertising costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of (loss) earnings, and for counter construction, the costs are capitalized into property, plant and equipment and depreciated over their useful lives into Selling, general and administrative expenses in the accompanying consolidated statements of (loss) earnings. When the Company does not receive a distinct good or service or for which the Company cannot reasonably estimate the fair value of the good or service in these types of arrangements, the adjustments to revenue are recorded at the later of when (i) the Company recognizes revenue for the transfer of the related goods or services to the customer, or (ii) the Company pays, or promises to pay, the consideration.

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

See Note 15 – Revenue Recognition for further discussion and revenue disaggregated by geographic region. For revenue disaggregated by product category see Note 24 – Segment Data and Related Information.

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

The Company’s performance obligation is to license the TOM FORD trademark to Marcolin and to Zegna, which grants them the right to access the symbolic intellectual property. The licensing arrangements stipulate that licensees must pay a sales-based royalty, with a guaranteed minimum, to the Company. The Company satisfies its performance obligation over the license period as it fulfills its promise to grant the licensees rights to use and benefit from the intellectual property, as well as maintain the intellectual property. As such, revenue for both the Marcolin and Zegna arrangements is recognized over time. Royalty payments are collected on a quarterly basis. The Company expects the guaranteed minimum royalty amounts to be exceeded and, as a result, sales-based royalties will be recognized in the period in which the sales occur. The upfront payment received from Marcolin is recognized on a straight-line basis over the estimated economic life of the license.

See Note 5 – Asset Acquisition and Note 15 - Revenue Recognition for further information regarding the acquisition of the TOM FORD brand and related revenue recognition impacts.

Advertising and Promotion

Global net advertising, marketing, promotion and product development expenses of $3,643 million, $3,657 million and $3,711 million in fiscal 2025, 2024 and 2023, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of (loss) earnings and are expensed as incurred. The cost of certain promotional products, including samples and testers, are classified within Cost of sales in the accompanying consolidated statements of (loss) earnings.
Research and Development
Research and development costs of $316 million, $360 million and $344 million in fiscal 2025, 2024 and 2023, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of (loss) earnings and are expensed as incurred.
Shipping and Handling
Shipping and handling expenses of $729 million, $792 million and $838 million in fiscal 2025, 2024 and 2023, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of (loss) earnings and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.
Royalty Fees - License Arrangements
The Company’s license agreements where it is the licensee provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The Company's current license arrangements have an initial term of approximately 3 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. As of June 30, 2025, the remaining terms considering available renewal periods range from 1 year to approximately 25 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements, net of estimated forfeitures. All excess tax benefits and tax deficiencies related to stock-based compensation awards are recorded as income tax expense or benefit in the accompanying consolidated statements of (loss) earnings.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that was classified as mezzanine equity in the accompanying consolidated balance sheets. Noncontrolling interest is adjusted each reporting period for income attributable to the noncontrolling interest. Each reporting period, an adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. If and when applicable, these adjustments are recorded in Paid-in capital and are not reflected in the accompanying consolidated statements of (loss) earnings. In addition, based on the Company's policy election, if the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, an adjustment is recorded in Retained earnings and the Company will adjust Net earnings attributable to The Estée Lauder Companies Inc. as required by the two-class method when calculating net earnings per common share. Prior to May 31, 2024, the fair value of the noncontrolling interest per share was calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the following key assumptions into the Monte Carlo method: risk-free rate, term to mid of last twelve-month period, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility and net sales volatility. The Company was not required to record any adjustments, as described above.
On May 31, 2024, the Company purchased the remaining interest of approximately 24% on a fully diluted basis in DECIEM at a contractually calculated amount pursuant to the terms of the net Put (Call) Option, which resulted in the settlement of the redeemable noncontrolling interest and DECIEM stock options for $743 million and $114 million, respectively. Transaction costs associated with the purchase were $2 million and were recorded as an adjustment to Paid-in capital. As this purchase did not result in a change in control of DECIEM, the change in ownership interest was accounted for as an equity transaction. Differences between the balance of the redeemable noncontrolling interest at the date of redemption of the remaining interests and the consideration paid were recognized in Paid-in capital in the accompanying consolidated balance sheets and are not reflected in the accompanying consolidated statements of (loss) earnings. As such, any adjustments in the consideration paid will be recognized in Paid-in capital. Payments for the acquisition of redeemable noncontrolling interest, inclusive of transaction costs, are classified as financing activities and payments to settle the DECIEM stock option liability are classified within operating activities within the accompanying consolidated statements of cash flows. As of June 30, 2025, the consideration paid to acquire the remaining interest is subject to the final calculation of the purchase price pursuant to the contract. These adjustments are not expected to be material.

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
Effective for the Company – The guidance became effective for the Company’s first quarter fiscal 2024 and has been applied on a retrospective basis, except for the requirement to disclose rollforward information annually which became effective for the Company’s fiscal year ended June 30, 2025 Form 10-K and has been applied on a prospective basis.
Impact on consolidated financial statements – The Company has supplier financing arrangements and applied the disclosure requirements as required by the amendments. Such information is included within Note 10 – Supplier Finance Programs.

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
Effective for the Company – The guidance became effective for the Company’s fiscal year ended June 30, 2025 Form 10-K and has been applied on a retrospective basis and will be applied in interim periods beginning in the Company’s first quarter of fiscal 2026.
Impact on consolidated financial statements – The Company applied the disclosure requirements as required by the amendments. See Note 24 – Segment Data and Related Information for further discussion.
Recently Issued Accounting Standards
FASB ASU No. 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)
In July 2025, the FASB issued guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets. The amendment allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. Entities electing the practical expedient are still required to adjust historical loss information to reflect current conditions to the extent that historical loss information does not reflect current conditions. An entity that elects to use the practical expedient is required to disclose that fact.

Effective for the Company: The guidance becomes effective for the Company’s first quarter of fiscal 2027 and is applied prospectively. Early adoption is permitted.

Impact on consolidated financial statements: The Company is currently evaluating the impact that this guidance will have on its accounts receivable balance and consolidated financial statement disclosures.

FASB ASU No. 2024-03 and 2025-01 – Disaggregation of Income Statement Expenses (Subtopic 220-40)
In November 2024 and January 2025, the FASB issued authoritative guidance requiring disclosures, in a tabular format in the notes to the consolidated financial statements, on the disaggregation of relevant expense captions that are included on the face of the consolidated statement of (loss) earnings within continuing operations. The relevant expense captions are required to be disaggregated into natural expense categories including purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires certain expenses, gains or losses that require disclosure under existing U.S. GAAP, and that are recorded in a relevant expense caption on the face of the consolidated statement of (loss) earnings, to be presented in the same tabular disclosure. Qualitative disclosures about any remaining amounts in relevant expense line items are required as well. In addition, companies are required to disclose the total amount of selling expenses and, on an annual basis, how it defines selling expenses.
Effective for the Company: The guidance is effective for the Company’s fiscal year ending June 30, 2028 Form 10-K and then in interim periods beginning in the Company’s first quarter of fiscal 2029. Early adoption is permitted. The guidance should be applied on a prospective basis; however, retrospective application is permitted.
Impact on consolidated financial statements: The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE
Inventory and promotional merchandise consists of the following:

	June 30,
(In millions)	2025	2024
Raw materials	$631	$696
Work in process	283	308
Finished goods	996	903
Promotional merchandise	164	268
Total inventory and promotional merchandise	$2,074	$2,175

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	June 30,
($ in millions)	2025	2024
Assets (Useful Life)

Land and improvements(1)	$75	$68
Buildings and improvements (10 to 40 years)	1,057	929
Machinery and equipment (3 to 20 years)	1,429	1,253
Computer hardware and software (4 to 10 years)	1,926	1,861
Furniture and fixtures (5 to 10 years)	145	137
Leasehold improvements	2,631	2,418
Construction in progress	462	500
Total property, plant and equipment, gross	7,725	7,166
Less accumulated depreciation and amortization	(4,553)	(4,030)
Total property, plant and equipment, net	$3,172	$3,136
(1) Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $684 million, $663 million and $577 million in fiscal 2025, 2024 and 2023, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of (loss) earnings.

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

The total cost of the asset acquisition is $2,578 million, inclusive of approximately $28 million of transaction related costs and $300 million of deferred consideration payable to the sellers of which $150 million was paid in July 2025, and is reflected in Other accrued liabilities as of June 30, 2025, and the remaining $150 million is due in July 2026 and reflected in Other noncurrent liabilities in the accompanying consolidated balance sheet as of June 30, 2025.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company assigns goodwill at the time of acquisition to a reporting unit, which is one level below the Company's operating segments. The skin care, makeup, fragrance and hair care product categories are the Company's operating segments.
The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2023
Goodwill	$1,664	$1,116	$254	$353	$3,387
Accumulated impairments	(139)	(732)	(30)	—	(901)
	1,525	384	224	353	2,486

Impairment charges	(291)	—	—	—	(291)
Translation adjustments, goodwill	(52)	—	(1)	—	(53)
Translation adjustments, accumulated impairments	1	—	—	—	1
	(342)	—	(1)	—	(343)

Balance as of June 30, 2024
Goodwill	1,612	1,116	253	353	3,334
Accumulated impairments	(429)	(732)	(30)	—	(1,191)
	1,183	384	223	353	2,143

Impairment charges	—	(13)	—	—	(13)
Translation adjustments, goodwill	4	—	7	—	11
Translation adjustments, accumulated impairments	(6)	—	—	—	(6)
	(2)	(13)	7	—	(8)

Balance as of June 30, 2025
Goodwill	1,616	1,116	260	353	3,345
Accumulated impairments	(435)	(745)	(30)	—	(1,210)
Total goodwill	$1,181	$371	$230	$353	$2,135

Other Intangible Assets

Other intangible assets primarily include trademarks and customer lists, as well as patents, resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Definite-lived intangible assets (e.g., customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 7 years to 14 years. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2025, 2024 and 2023 were not material to the Company’s results of operations.

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

Other intangible assets consist of the following:

	June 30, 2025			June 30, 2024
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,984	$1,348	$636	$1,971	$895	$1,076
Non-amortizable intangible assets:
Trademarks			3,123			4,107
Total other intangible assets, net			$3,759			$5,183

The aggregate amortization expense related to amortizable intangible assets for fiscal 2025, 2024 and 2023 was $131 million, $144 million and $145 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2026	2027	2028	2029	2030
Estimated aggregate amortization expense	$107	$90	$73	$71	$69

Fiscal 2025 Impairment Analysis
For further information on the Company's policies relating to its impairment assessment of goodwill and other indefinite-lived intangible assets and long-lived assets, see Goodwill and Other Indefinite-lived Intangible Assets and Long-Lived Assets within Note 2 – Summary of Significant Accounting Policies.
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

Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025, the Company determined that the carrying value of the Dr.Jart+ and Too Faced trademarks exceeded their estimated fair values. As it relates to Dr.Jart+, a decision was made in the prior year in the reporting unit’s operating plan to exit the travel retail channel. A revised strategy was implemented that included increased direct investment in other areas of the business, including in mainland China, to support the brand’s future growth. However, given the lower-than-expected growth within key geographic regions in fiscal 2025, specifically within mainland China and Korea, it was determined that revisions to the internal forecasts were necessary which were finalized and approved in the fiscal 2025 fourth quarter in connection with the brand’s annual planning process, and reflected in the goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2025. The Too Faced reporting unit continued to experience lower-than-expected results in key geographic regions and channels and as such, it was determined that revisions to the internal forecasts were necessary. These changes in circumstances were also indicators that the carrying amounts of their respective long-lived assets, including customer lists, may not be recoverable.

For purposes of calculating the estimated fair values of the trademark intangible assets, the Company utilized the relief-from-royalty method and recorded an impairment charge of $83 million for Dr.Jart+ and $50 million for Too Faced. The Company then performed a recoverability analysis of the Dr.Jart+ and Too Faced long-lived asset groups and, based on the estimated undiscounted cash flows of the asset groups, concluded that the carrying amount of the long-lived assets for Dr.Jart+ were not recoverable, whereas for Too Faced were recoverable. For purposes of calculating the impairment charge for the long-lived assets of Dr.Jart+, the asset group was determined to be the reporting unit. The estimated fair value of the asset group was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the asset group. As a result, the calculated impairment charge to be allocated to the long-lived assets of Dr.Jart+ was $292 million. The Company concluded that the carrying value of the Dr.Jart+ customer list intangible asset exceeded its estimated fair value, which was determined utilizing the multi-period excess earnings income approach by discounting the incremental after-tax cash flows over multiple periods. The estimated fair value of all other long-lived assets of Dr. Jart+ exceeded their carrying values. As a result, the $292 million impairment charge was allocated entirely to the Dr.Jart+ customer list intangible asset.

The significant assumptions used in the calculations of the Dr.Jart+ and Too Faced trademark and Dr.Jart+ customer list impairments include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the impairments was the weighted average cost of capital, which was 10.5% for Dr.Jart+ for both the trademark and customer list impairments, and 13.5% for Too Faced.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the impairment charges for the three and twelve months ended June 30, 2025 and the remaining trademark, customer list and goodwill carrying values as of June 30, 2025, for the TOM FORD brand and the Too Faced and Dr.Jart+ reporting units, are as follows:

		Impairment Charges(1)						Carrying Value
(In millions)		Three Months Ended June 30, 2025			Twelve Months Ended June 30, 2025			As of June 30, 2025
Brand/Reporting Unit	Geographic Region	Trademark	Customer List	Goodwill	Trademark	Customer List	Goodwill	Trademark(2)	Customer List	Goodwill
TOM FORD	The Americas	$—	$—	$—	$773	$—	$—	$1,805	$—	$—
Too Faced	The Americas	50	—	—	125	—	13	62	50	—
Dr.Jart+(3)	Asia/Pacific	83	292	—	83	292	—	42	189	—
Total		$133	$292	$—	$981	$292	$13	$1,909	$239	$—
(1)The date of the fair value measurement for the TOM FORD trademark intangible asset was December 31, 2024. The dates of the fair value measurement for the Too Faced trademark intangible asset and Too Faced reporting unit were December 31, 2024 and April 1, 2025. The date of the fair value measurement for the Dr. Jart+ trademark intangible asset and asset group was April 1, 2025.
(2)The carrying values of the trademark intangible assets, immediately subsequent to the impairment charges, are equal to their estimated fair values.
(3)The carrying value of the Dr.Jart+ asset group, immediately subsequent to the customer list impairment charge, was equal to its estimated fair value.

The impairment charge related to the TOM FORD trademark intangible asset of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category. The trademark and customer list impairment charges related to Dr.Jart+ were reflected in the skin care product category. The aggregate trademark and customer list impairments are recorded in the Impairment of other intangible assets line item in the accompanying consolidated statements of (loss) earnings.

Fiscal 2024 Impairment Analysis

Based on the Company’s annual goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024, the Company determined that the carrying value of the Dr.Jart+ reporting unit and trademark exceeded their estimated fair values. Given the lower-than-expected growth within key geographic regions, the reporting unit has made a strategic shift in its operating plan to exit the travel retail channel. This revised strategy also includes increased direct investment in other areas of the business, including in mainland China, to support the brand’s future growth. As a result of these changes in strategy, the Company made revisions to the internal forecasts relating to the Dr.Jart+ reporting unit which were finalized and approved in the fiscal 2024 fourth quarter, and reflected in the goodwill and other indefinite-lived intangible asset impairment testing as of April 1, 2024. These changes in circumstances were also indicators that the carrying amounts of its respective long-lived assets may not be recoverable. The Company concluded that the carrying value of the trademark intangible asset exceeded its estimated fair value, which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $180 million. The Company then performed a recoverability analysis of the Dr.Jart+ long-lived asset group and, based on the estimated undiscounted cash flows of the asset group, concluded that the carrying amount of the long-lived assets were recoverable. After adjusting the carrying value of the trademark, the Company completed a quantitative impairment test for goodwill. As the carrying value of the reporting unit exceeded its estimated fair value, the Company recorded a goodwill impairment charge of $291 million. The estimated fair value of the reporting unit was based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting unit. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal value, weighted average cost of capital used to discount future cash flows, comparable market multiples for the reporting unit, and royalty rate for the trademark. The most significant unobservable input used to estimate the fair value of the reporting unit and trademark intangible asset was the weighted average cost of capital, which was 10.5%.

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
(2) The carrying value of the trademark intangible asset, immediately subsequent to the impairment charge, is equal to its estimated fair value.

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
The Company concluded that the changes in circumstances in the reporting units, along with increases in the weighted average cost of capital, triggered the need for interim impairment reviews of their trademarks and goodwill. These changes in circumstances were also an indicator that the carrying amounts of Dr.Jart+’s and Too Faced’s long-lived assets, including customer lists, may not be recoverable. Accordingly, the Company performed interim impairment tests for the trademarks and a recoverability test for the long-lived assets as of November 30, 2022. The Company concluded that the carrying value of the trademark intangible assets exceeded their estimated fair values, which were determined utilizing the relief-from-royalty method to determine discounted projected future cash flows and recorded an impairment charge of $100 million for Dr.Jart+ and $86 million for Too Faced. The Company concluded that the carrying amounts of the long-lived assets were recoverable. After adjusting the carrying values of the trademarks, the Company completed interim quantitative impairment tests for goodwill. As the estimated fair value of the Dr.Jart+ and Too Faced reporting units were in excess of their carrying values, the Company concluded that the carrying amounts of the goodwill were recoverable and did not record a goodwill impairment charge related to these reporting units. The estimated fair values of these reporting units were based upon an equal weighting of the income and market approaches, utilizing estimated cash flows and a terminal value, discounted at a rate of return that reflects the relative risk of the cash flows, as well as valuation multiples derived from comparable publicly traded companies that are applied to operating performance of the reporting units. The significant assumptions used in these approaches include revenue growth rates and profit margins, terminal values, weighted average cost of capital used to discount future cash flows and royalty rates for trademarks. The most significant unobservable input used to estimate the fair values of the Dr.Jart+ and Too Faced trademark intangible assets was the weighted average cost of capital, which was 11% and 13%, respectively.

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
(2) The carrying values of the trademark intangible assets, immediately subsequent to the impairment charges, are equal to their estimated fair values.

The impairment charges for the twelve months ended June 30, 2023 were reflected in the skin care product category for Dr.Jart+ and the makeup product category for Smashbox and Too Faced.
NOTE 7 – LEASES
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 55 years. Some of the Company’s lease contracts include options to extend the leases for up to 30 years, while others include options to terminate the leases within 25 years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of total lease costs and other information relating to the Company’s finance and operating leases is as follows:

	June 30,
(In millions)	2025	2024	2023
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$9	$11	$11
Interest on lease liabilities	—	—	—
Operating lease cost	496	458	444
Short-term lease cost	32	45	41
Variable lease cost	252	227	213
Total	$789	$741	$709
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$5	$10	$15
Operating cash flows from operating leases	$515	$489	$463
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1	$34
Right-of-use assets obtained in exchange for new operating lease liabilities	$537	$466	$273

Weighted-average remaining lease term – finance leases	16 years	16 years	14 years
Weighted-average remaining lease term – operating leases	8 years	9 years	9 years
Weighted-average discount rate – finance leases	0.2%	0.3%	0.4%
Weighted-average discount rate – operating leases	2.8%	2.8%	2.5%

The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2026	$461	$3
Fiscal 2027	401	2
Fiscal 2028	307	2
Fiscal 2029	230	2
Fiscal 2030	184	2
Thereafter	836	20
Total future minimum lease payments	2,419	31
Less imputed interest	(269)	—
Total	$2,150	$31

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30,
	2025		2024
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Total current liabilities	$406	$3	$354	$4
Total noncurrent liabilities	1,744	28	1,701	28
Total	$2,150	$31	$2,055	$32
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheets as of June 30, 2025 and 2024.
NOTE 8 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES
Restructuring Program Component of the Profit Recovery and Growth Plan

As announced on November 1, 2023, the Company launched the Profit Recovery and Growth Plan ("PRGP"), to help progressively rebuild its profit margins in fiscal years 2025 and 2026.
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
The Company planned to substantially complete specific initiatives under the restructuring program through fiscal 2026. The Company expected that the restructuring program would result in restructuring and other charges totaling between $500 million and $700 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the Restructuring Program, as of June 30, 2025 the Company estimates a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of its positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

The Company expects that the Restructuring Program will result in restructuring and other charges totaling between $1,200 million and $1,600 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.
Restructuring Program Component of the Profit Recovery and Growth Plan Approvals
Cumulative charges for initiatives approved by the Company in connection with the Restructuring Program as of June 30, 2025 and through August 13, 2025 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Fiscal 2024	$—	$—	$109	$78	$187
Fiscal 2025	4	10	443	36	493
Cumulative charges approved through June 30, 2025	4	10	552	114	680
July 1, 2025 - August 13, 2025	—	—	31	36	67
Cumulative charges approved through August 13, 2025	$4	$10	$583	$150	$747
Included in the above table, cumulative restructuring charges for initiatives approved by the Company in connection with the Restructuring Program as of June 30, 2025 and through August 13, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Fiscal 2024	$93	$7	$—	$9	$109
Fiscal 2025	419	7	3	14	443
Cumulative charges approved through June 30, 2025	512	14	3	23	552
July 1, 2025 - August 13, 2025	27	4	—	—	31
Cumulative charges approved through August 13, 2025	$539	$18	$3	$23	$583
Specific actions taken since the Restructuring Program inception to drive future sales growth and productivity to rebuild gross and operating margin profitability include:
•Value Chain Optimization – The Company approved initiatives to reduce spans and layers and right-size organizational capability within its supply chain and research and development functions. These actions will primarily result in employee severance through a net reduction in workforce, as well as asset write-offs and costs to decommission and relocate activities.
•Enabling Function Re-Invention – The Company approved initiatives to reorganize and right-size various corporate functions. These activities will primarily result in employee severance through a net reduction in workforce.
•Future of Brand-led Model – The Company approved initiatives to redesign spans and layers in its marketing, creative and other functions within the brand and product category structures to make them leaner, faster and more agile. These activities will primarily result in employee severance through a net reduction in workforce.

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

Once the relevant accounting criteria have been met, the Company expects to record cumulative restructuring and other charges of approximately $747 million (before tax) in connection with these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

Restructuring Program Restructuring and Other Charges
The Company classifies restructuring charges as follows:
Employee-Related Costs – Employee-related costs are primarily comprised of severance and other post-employment benefit costs, calculated based on salary levels, prior service and other statutory minimum benefits, if applicable.
Asset-Related Costs – Asset related costs primarily consist of asset write-offs or accelerated depreciation related to long-lived assets (including operating lease right-of-use assets) that will be taken out of service prior to their existing useful life as a direct result of a restructuring initiative.
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
•Temporary labor backfill;
•Costs to establish and maintain a Project Management Office for the duration of the Restructuring Program, including internal costs for employees dedicated solely to project management activities, and consulting services to assist with business case development and execution; and
•Recruitment and training costs for new and reskilled employees to acquire and apply the capabilities needed to perform responsibilities as a direct result of an approved restructuring initiative.

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Fiscal 2024	$—	$—	$92	$23	$115
Fiscal 2025	—	9	432	54	495
Cumulative charges through June 30, 2025	$—	$9	$524	$77	$610

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Fiscal 2024	$90	$2	$—	$—	$92
Fiscal 2025	413	11	3	5	432
Cumulative charges through June 30, 2025	$503	$13	$3	$5	$524
Changes in accrued restructuring charges from the Restructuring Program inception through June 30, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$90	$2	$—	$—	$92
Cash payments	—	—	—	—	—
Non-Cash asset write-offs	—	(2)	—	—	(2)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at June 30, 2024	88	—	—	—	88

Charges	413	11	3	5	432
Cash payments	(126)	—	(1)	(5)	(132)
Non-cash asset write-offs	—	(11)	—	—	(11)
Translation and other adjustments	(6)	—	—	—	(6)
Balance at June 30, 2025	$369	$—	$2	$—	$371
Accrued restructuring charges at June 30, 2025 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $274 million, $86 million, and $11 million for fiscal 2026, 2027, and 2028, respectively.

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
As of June 30, 2025, the net reduction of positions over the duration of the PCBA Program was approximately 2,800 positions globally. This reduction included the elimination of some positions, retraining and redeployment of certain employees and investment in new positions in key areas. As of June 30, 2025, over the duration of the PCBA program, the Company closed approximately 16% of its freestanding stores.
The Company approved specific initiatives under the PCBA Program through fiscal 2022 and has substantially completed those initiatives. Inclusive of approvals from inception through June 30, 2022, the PCBA Program resulted in related restructuring and other charges totaling approximately $426 million, before taxes, through June 30, 2025.
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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met. Total cumulative charges recorded associated with restructuring and other activities for the PCBA Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments)
Fiscal 2021	$14	$2	$201	$4	$221
Fiscal 2022	4	5	109	9	127
Fiscal 2023	27	3	35	12	77
Fiscal 2024	1	1	1	7	10
Fiscal 2025	(3)	(1)	(6)	1	(9)
Cumulative charges through June 30, 2025	$43	$10	$340	$33	$426

(In millions)	Employee- Related Costs	Asset- Related Costs(1)	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Fiscal 2021	$119	$75	$6	$1	$201
Fiscal 2022	84	11	13	1	109
Fiscal 2023	3	31	(2)	3	35
Fiscal 2024	(4)	4	1	—	1
Fiscal 2025	(6)	1	(1)	—	(6)
Cumulative charges through June 30, 2025	$196	$122	$17	$5	$340

(1)Asset-related costs include fiscal 2021 goodwill and other intangible asset impairment charges of $13 million and $34 million, respectively, relating to the exit of the global distribution of BECCA products.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in accrued restructuring charges from the PCBA Program inception through June 30, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$119	$75	$6	$1	$201
Cash payments	(18)	—	(6)	(1)	(25)
Non-cash asset write-offs	—	(75)	—	—	(75)
Balance at June 30, 2021	101	—	—	—	101

Charges	84	11	13	1	109
Cash payments	(52)	—	(13)	1	(64)
Non-cash asset write-offs	—	(11)			(11)
Translation and other adjustments	(8)	—	—	(2)	(10)
Balance at June 30, 2022	125	—	—	—	125

Charges	3	31	(2)	3	35
Cash payments	(40)	—	(1)	(3)	(44)
Non-cash asset write-offs	—	(31)	—	—	(31)
Translation and other adjustments	(7)	—	4	—	(3)
Balance at June 30, 2023	81	—	1	—	82

Charges	(4)	4	1	—	1
Cash payments	(49)	—	(1)	—	(50)
Non-cash asset write-offs	—	(4)	—	—	(4)
Translation and other adjustments	—	—	(1)	—	(1)
Balance at June 30, 2024	28	—	—	—	28

Charges	(6)	1	(1)	—	(6)
Cash payments	(17)	—	—	—	(17)
Non-cash asset write-offs	—	—	—	—	—
Translation and other adjustments	—	(1)	1	—	—
Balance at June 30, 2025	$5	$—	$—	$—	$5
Accrued restructuring charges at June 30, 2025 relating to the PCBA Program are expected to result in cash expenditures funded from cash provided by operations of approximately $4 million and $1 million for each of fiscal 2026 and 2027, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30,
(In millions)	2025	2024	2023
Current:
Federal	$149	$185	$141
Foreign	323	426	424
State and local	17	17	8
Total current provision for income taxes	489	628	573
Deferred:
Federal	(235)	(147)	(105)
Foreign	(146)	(111)	(77)
State and local	(15)	(7)	(4)
Total deferred benefit for income taxes	(396)	(265)	(186)
Total provision for income taxes	$93	$363	$387

(Loss) earnings before income taxes include earnings contributed by the Company’s foreign operations of $773 million, $1,347 million and $1,818 million for fiscal 2025, 2024 and 2023, respectively. A portion of these earnings is taxed in the United States.

On July 4, 2025, new U.S tax legislation was enacted. Known as the One Big Beautiful Bill Act, this legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act ("TCJA"), modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2026. The Company is currently evaluating the impact of the new legislation.

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act, including a tax provision implementing a 15% corporate alternative minimum tax based on global adjusted financial statement income. The corporate alternative minimum tax did not have an impact on the Company's consolidated financial statements for the years ended June 30, 2025 and June 30, 2024.

On July 20, 2020, the U.S. government released final and proposed regulations under the global intangible low-taxed income (“GILTI”) provisions of the TCJA that provide for a high-tax exception to the GILTI tax. These regulations are retroactive to the original enactment of the GILTI tax provision, commencing with the Company's 2019 fiscal year. The Company has elected to apply the GILTI high-tax exception beginning with fiscal 2019 through 2024, and intends to make the election for fiscal 2025.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the fiscal year ended June 30, 2025 and was not material. The Company is continuing to monitor and evaluate the potential impact of newly enacted legislation incorporating the global minimum tax in additional countries.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner. The decision related to the TCJA deduction for certain deemed foreign dividends otherwise subject to the Transition Tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, the Company has filed a protective refund claim with the U.S. Internal Revenue Service in the fiscal 2025 fourth quarter. At this time the Company believes it is more-likely-than-not that such income tax benefit will not be sustained. The Company has accrued a $73 million estimated tax benefit in the provision for income taxes, offset by an uncertain tax position reserve accrual for the estimated $73 million Transition Tax at issue. As a result, there was no net impact to the provision for income taxes and accompanying consolidated statement of (loss) earnings, or to the accompanying consolidated balance sheet for the year ended June 30, 2025.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on (loss) earnings before income taxes is as follows:

	Year Ended June 30,
	2025	2024	2023
Provision for income taxes at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) due to(1):
State and local income taxes, net of federal tax benefit	(0.2)	1.1	0.3
Stock-based compensation arrangements – excess tax expense (benefits), net	(3.4)	3.0	(0.8)
Taxation of foreign operations	(10.4)	15.9	8.6
Income tax reserve adjustments	0.3	(0.4)	(0.1)
Nondeductible goodwill impairment charges	(0.1)	7.9	—
U.S. research and development tax credit	1.2	(2.2)	(0.9)
Changes in valuation allowance	(16.5)	—	—
Other, net	(0.8)	0.7	(0.4)
Effective tax rate(2)	(8.9)%	47.0%	27.7%

(1)In fiscal 2025, as a result of the loss before income taxes, all reconciling items that are income tax expenses are presented as decreases to the rate, and all reconciling items that are income tax benefits are presented as increases to the rate.
(2)For fiscal 2025 and fiscal 2024, the reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the decrease in earnings before income taxes from fiscal 2024 to fiscal 2025 and from fiscal 2023 to fiscal 2024, respectively.
Income tax reserve adjustments represent changes in the Company’s net liability for unrecognized tax benefits related to prior-year tax positions including the impact of tax settlements and lapses of the applicable statutes of limitations.
All excess tax benefits and tax deficiencies related to stock-based compensation awards are recorded as income tax expense or benefit in the consolidated statements of (loss) earnings. The Company recognized $35 million and $23 million of income tax expense for tax deficiencies associated with stock-based compensation for the fiscal years ended June 30, 2025 and 2024, respectively, as compared to $11 million of excess tax benefits, net as a reduction to the provision for income taxes for the fiscal year ended June 30, 2023, in the accompanying consolidated statements of (loss) earnings.
The Company has $4,466 million of undistributed earnings of foreign subsidiaries as of June 30, 2025. Included in this amount is approximately $1,117 million of earnings considered permanently reinvested for which no deferred income taxes have been provided. If these reinvested earnings were repatriated into the United States as dividends, the Company would be subject to approximately $77 million in taxes, primarily related to foreign withholding taxes as well as additional state and local income taxes. During the fourth quarter of fiscal 2023, in connection with a planned change in the Company's legal entity structure that exempts foreign withholding tax on certain undistributed earnings, the Company changed its assertion regarding its ability and intent to indefinitely reinvest undistributed earnings of certain foreign subsidiaries and determined that $5,548 million of undistributed earnings of such foreign subsidiaries are no longer considered indefinitely reinvested. The federal, state, local and foreign deferred income tax impact of this change was not material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30,
(In millions)	2025	2024
Deferred tax assets:
Compensation-related expenses	$201	$198
Inventory obsolescence and other inventory related reserves	101	103
Retirement benefit obligations	45	45
Various accruals not currently deductible	340	228
Net operating loss, credit and other carryforwards	615	405
Unrecognized state tax benefits and accrued interest	11	13
Lease liabilities	511	462
Research-related expenses	276	248
Other differences between tax and financial statement values	120	103
	2,220	1,805
Valuation allowance for deferred tax assets	(454)	(238)
Total deferred tax assets	1,766	1,567

Deferred tax liabilities:
Fixed assets and intangibles	(353)	(614)
ROU assets	(464)	(422)
Other differences between tax and financial statement values	(36)	(32)
Total deferred tax liabilities	(853)	(1,068)
Total net deferred tax assets	$913	$499

As of June 30, 2025, the Company had net deferred tax assets of $913 million, of which $1,339 million is included in Other assets and $426 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets. As of June 30, 2024, the Company had net deferred tax assets of $499 million, of which $1,018 million is included in Other assets and $519 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets.

As of June 30, 2025 and 2024, certain subsidiaries had $972 million and $657 million of foreign net operating loss carryforwards, respectively, the tax effect of which was $213 million and $170 million, respectively, as well as U.S. federal tax credit carryforwards of $172 million and $180 million, respectively, and state and local tax credit carryforwards of $11 million and $8 million, respectively. With the exception of $436 million of net operating losses with an indefinite carryforward period as of June 30, 2025, these net operating loss carryforwards expire at various dates through fiscal 2039. The state and local tax credit carryforwards will begin to expire in fiscal 2029.

The Company has recorded a valuation allowance of $454 million and $238 million as of June 30, 2025 and 2024, respectively, principally against certain net operating loss carryforwards and tax credit carryforwards. A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized. During fiscal 2025, the Company established a U.S. valuation allowance of $172 million against general foreign tax credit and research and development tax credit carryforwards as it was determined more-likely-than-not that these deferred tax assets would not be realized. This determination was driven by the Company's weighing of relevant evidence including lower U.S. taxable income in fiscal 2025 as compared to recent years, reflecting reduced income from its travel retail business, and the resulting uncertainty about the ability to realize the carryforwards prior to expiration.

As of June 30, 2025, 2024 and 2023, the Company had gross unrecognized tax benefits of $140 million, $65 million, and $63 million, respectively. At June 30, 2025, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $133 million. The increase in the gross amount of unrecognized tax benefits as of June 30, 2025 as compared to June 30, 2024 was primarily attributable to having established an uncertain tax position reserve accrual for the Transition Tax at issue based on the August 26, 2024 U.S. Tax Court decision in Varian v. Commissioner, as discussed above.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2025, 2024 and 2023 in the accompanying consolidated statements of (loss) earnings was $2 million, $3 million and $2 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2025 and 2024 was $19 million and $17 million, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30,
(In millions)	2025	2024	2023
Balance of gross unrecognized tax benefits, beginning of year	$65	$63	$61
Gross amounts of increases as a result of tax positions taken during a prior period	83	4	9
Gross amounts of decreases as a result of tax positions taken during a prior period	(9)	(4)	(5)
Gross amounts of increases as a result of tax positions taken during the current period	7	5	4
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2)	(1)	(4)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(4)	(2)	(2)
Balance of gross unrecognized tax benefits, end of year	$140	$65	$63

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

During the fiscal 2025 second quarter, the Company received notification of the formal conclusion of the compliance process with respect to its fiscal 2023 income tax return under the IRS CAP, which had no impact on the Company’s consolidated financial statements for the year ended June 30, 2025.

Subsequent to June 30, 2025, the IRS completed its examination procedures with respect to fiscal 2024 under the IRS CAP. There was no impact to the Company’s consolidated financial statements. The Company expects to receive formal notification of the conclusion of the IRS CAP process for fiscal 2024 during fiscal 2026. As of June 30, 2025, the compliance process was ongoing with respect to fiscal 2025.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.
During fiscal 2025, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending. On the basis of the information available as of June 30, 2025, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2025, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years
Belgium	2019 – 2025
Canada	2020 – 2025
China	2022 – 2025
France	2019 – 2025
Germany	2017 – 2025
Hong Kong	2019 – 2025
India	2013 – 2018, 2020 – 2025
Italy	2020 – 2025
Japan	2020 – 2025
Korea	2021 – 2025
Spain	2018 – 2025
Switzerland	2024 – 2025
United Kingdom	2024 – 2025
United States	2024 – 2025
State of California	2020 – 2025
State and City of New York	2019 – 2025

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
Changes in outstanding obligations confirmed as valid under the Company's supplier finance programs are as follows:

(In millions)	June 30, 2025
Confirmed obligations outstanding, beginning of year	$58
Invoices confirmed during the year	402
Confirmed invoices paid during the year	(379)
Translation adjustments	1
Confirmed obligations outstanding, end of year	$82

Confirmed obligations outstanding as of June 30, 2025 and 2024 are included in Accounts payable in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30,
(In millions)	2025	2024
Accrued employee compensation	$551	$576
Accrued income taxes	282	335
Accrued payroll and other non-income taxes	307	333
Accrued restructuring	279	86
Accrued sales incentives	321	426
Accrued selling, advertising, marketing, promotion and product development	287	276
Deferred revenue	314	327
Other	1,188	1,045
Total other accrued liabilities	$3,529	$3,404

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30,		Available financing at June 30, 2025
(In millions)	2025	2024	Committed	Uncommitted
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes")	$591	$590	$—	$—
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	637	637	—	—
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	494	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	454	454	—	—
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	296	296	—	—
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes")	644	644	—	—
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”)	198	198	—	—
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes")	696	695	—	—
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”)	563	551	—	—
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	625	595	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	645	644	—	—
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes")	697	696	—	—
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	499	499	—	—
2.000% Senior Notes, due December 1, 2024 (“2024 Senior Notes”)	—	499	—	—
Commercial paper	—	—	—	2,500
Other long-term borrowings	28	28	—	—
Other current borrowings	3	4	—	155
Revolving credit facilities	—	—	3,500	—
	7,317	7,771	$3,500	$2,655
Less current debt including current maturities	(3)	(504)
	$7,314	$7,267

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2025, the Company’s long-term debt consisted of the following:

Notes(1)	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)
2053 Senior Notes	May 2023	99.455%	5.186%	$600	$(3)	$—	$(6)	May 15/November 15
2049 Senior Notes	November 2019	98.769	3.189	650	(7)	—	(6)	June 1/December 1
2047 Senior Notes(2)	February 2017	99.739	4.165	500	(1)	—	(5)	March 15/September 15
2045 Senior Notes(3)	June 2015	97.999	4.497	300	(5)	—	(3)	June 15/December 15
2045 Senior Notes(3)	May 2016	110.847	3.753	150	13	—	(1)	June 15/December 15
2042 Senior Notes	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(4)	May 2007	98.722	6.093	300	(2)	—	(2)	May 15/November 15
2034 Senior Notes(5)	February 2024	99.689	5.040	650	(2)	—	(4)	February 14/August 14
October 2033 Senior Notes(6)	September 2003	98.645	5.846	200	(1)	—	(1)	April 15/October 15
May 2033 Senior Notes(7)	May 2023	99.897	4.663	700	(1)	—	(3)	May 15/November 15
2031 Senior Notes(8),(9)	March 2021	99.340	2.023	600	(3)	(32)	(2)	March 15/September 15
2030 Senior Notes(9)	April 2020	99.816	2.621	700	(1)	(72)	(2)	April 15/October 15
2029 Senior Notes(10)	November 2019	99.046	2.483	650	(3)	—	(2)	June 1/December 1
2028 Senior Notes	May 2023	99.897	4.398	700	—	—	(3)	May 15/November 15
2027 Senior Notes(11)	February 2017	99.963	3.154	500	—	—	(1)	March 15/September 15

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
(6)In May 2003, in anticipation of the issuance of the October 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195 million at a weighted-average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15 million that is being amortized against interest expense over the life of the October 2033 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the October 2033 Senior Notes will be 5.395% over the life of the debt.
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
(9)The Company entered into interest rate swap agreements with a notional amount totaling $700 million and $300 million to effectively convert the fixed rate interest on its outstanding 2030 Senior Notes and 2031 Senior Notes to variable interest rates based on three month fallback Secured Overnight Financing Rate ("SOFR") plus a margin.

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

In May 2025, the Company entered into a $1,000 million senior unsecured revolving credit facility (the "364-Day Facility"). The 364-Day Facility expires on May 22, 2026. Up to the equivalent of $1,000 million of the 364-Day Facility is available for multi-currency loans. Interest rates on borrowings under the 364-Day Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the 364-Day Facility were not material. The 364-Day Facility has an annual fee of $0.7 million, payable quarterly, which can fluctuate based on the Company’s current credit ratings each period. The 364-Day Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. At June 30, 2025, no borrowings were outstanding under the 364-Day Facility.
In December 2024, the Company repaid the outstanding principal balance of its $500 million, 2024 Senior Notes at maturity with cash from operations.
In June 2024, the Company replaced its $2,500 million senior unsecured revolving credit facility that was set to expire in October 2026 with a new $2,500 million senior unsecured revolving credit facility (the “2024 Facility”). The 2024 Facility expires on June 7, 2029 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $750 million of the 2024 Facility is available for multi-currency loans. Interest rates on borrowings under the 2024 Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the 2024 Facility were not material. In fiscal 2025, the 2024 Facility's annual fee was $1.8 million, payable quarterly, which can fluctuate based on the Company’s credit ratings each period. The 2024 Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. The 2024 Facility may be increased, at the election of the Company, by up to $500 million in accordance with the terms set forth in the agreement. At June 30, 2025, no borrowings were outstanding under the 2024 Facility.
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
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2025 and fiscal 2024, there were no amounts outstanding.
Refer to Note 17 – Commitments and Contingencies for the Company’s projected debt service payments as of June 30, 2025 and over the next five fiscal years.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results. At June 30, 2025, the notional amount of derivatives not designated as hedging instruments was $3,250 million.

Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At June 30, 2025, the Company has interest rate swap agreements, with notional amounts totaling $700 million and $300 million to effectively convert the fixed rate interest on its 2030 Senior Notes and 2031 Senior Notes, respectively, to variable interest rates based on three month fallback SOFR plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At June 30, 2025, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same line item as the earnings effect of the hedged transaction in the consolidated statements of (loss) earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same line item as the earnings effect of the hedged transaction in the consolidated statements of (loss) earnings. Any difference between the changes in the fair value of the excluded components and amounts recognized in (loss) earnings will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of June 30, 2025 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net gain (loss) on derivative instruments designated as fair value hedges in AOCI was $7 million and $(7) million as of June 30, 2025 and 2024, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions and receivables and payables denominated in foreign currencies have been designated as cash flow hedges and have varying maturities through the end of December 2026. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At June 30, 2025, the Company had cash flow hedges outstanding with a notional amount totaling $1,517 million.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of June 30, 2025, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2025 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $29 million. The accumulated net (loss) gain on derivative instruments designated as cash flow hedges in AOCI was $(13) million and $75 million as of June 30, 2025 and 2024, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2025, the Company had net investment hedges outstanding with notional amounts totaling $1,055 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $82 million at June 30, 2025. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30			June 30
(In millions)	Balance Sheet Location	2025	2024	Balance Sheet Location	2025	2024
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts(2)	Prepaid expenses and other current assets; Other assets	$7	$49	Other accrued liabilities	$82	$4
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	50	80	Other accrued liabilities	15	—
Interest rate contracts		—	—	Other accrued liabilities	104	145
Total Derivatives Designated as Hedging Instruments		57	129		201	149
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	25	19	Other accrued liabilities	15	17
Total derivatives		$82	$148		$216	$166

(1)See Note 14 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency forward contracts at June 30, 2024 is $2 million, classified within Other assets in the accompanying consolidated balance sheets. There were no amounts classified in Other assets at June 30, 2025.
(3)Included in the asset derivatives for the cross-currency swap contracts at June 30, 2025 and June 30, 2024 is approximately $40 million and $70 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into (Loss) Earnings(1)
	June 30		from AOCI into	June 30
(In millions)	2025	2024	(Loss) Earnings	2025	2024
Derivatives in Cash Flow Hedging Relationships:

Foreign currency forward contracts	$(52)	$47	Net sales	$35	$50
Interest rate contracts	—	—	Interest expense	2	—
Total cash flow hedges	(52)	47		37	50
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(63)	1		—	—
Cross-currency swap contracts(4)	(15)	—		—	—
Total net investment hedges	(78)	1		—	—

Total derivatives	$(130)	$48		$37	$50

(1)The amount reclassified into the accompanying consolidated statements of (loss) earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)During fiscal 2025 and 2024 the gain recognized in the accompanying consolidated statements of (loss) earnings from foreign currency forward contracts related to the amount excluded from effectiveness testing was $21 million and $17 million, respectively.
(4)During fiscal 2025 the gain recognized in the accompanying consolidated statements of (loss) earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing was $7 million.

		Amount of Gain (Loss) Recognized in (Loss) Earnings on Derivatives
	Location of Gain (Loss)	June 30
(In millions)	Recognized in (Loss) Earnings on Derivatives	2025	2024
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$(45)	$44
Interest rate contracts(2)	Interest expense	$42	$5

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in the accompanying consolidated statements of (loss) earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing in fiscal 2025 and 2024 was $19 million.
(2)Changes in the fair value of the interest rate contracts are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in in the accompanying consolidated statements of (loss) earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2025	June 30, 2025
Long-term debt	$891	$(104)
Intercompany debt	$—	$42
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30
	2025			2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of (loss) earnings in which the effects of fair value and cash flow hedges are recorded	$14,326	$9,456	$357	$15,608	$9,621	$378
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(42)	N/A	N/A	(5)
Derivatives designated as hedging instruments	N/A	N/A	42	N/A	N/A	5

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	45	N/A	N/A	(44)	N/A
Derivatives designated as hedging instruments	N/A	(45)	N/A	N/A	44	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	2	N/A	N/A	—

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI	35	N/A	N/A	50	N/A	N/A

N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2023
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of (loss) earnings in which the effects of fair value and cash flow hedges are recorded	$15,910	$9,575	$255
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	36
Derivatives designated as hedging instruments	N/A	N/A	(36)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(42)	N/A
Derivatives designated as hedging instruments	N/A	42	N/A

Loss on cash flow hedge relationships – interest rate contracts:
Amount of loss reclassified from AOCI	N/A	N/A	(1)

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI	71	N/A	N/A

N/A (Not applicable)
The amount of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in (Loss) Earnings on Derivatives
	Location of Gain (Loss)	June 30,
(In millions)	Recognized in (Loss) Earnings on Derivatives	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(22)	$62

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

	As of June 30, 2025			As of June 30, 2024
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Instruments
Derivative assets	$82	$(60)	$22	$148	$(49)	$99
Derivative liabilities	(216)	60	(156)	(166)	49	(117)
Total derivatives	$(134)	$—	$(134)	$(18)	$—	$(18)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$727	$—	$—	$727
Foreign currency forward contracts	—	32	—	32
Cross-currency swap contracts	—	50	—	50
Total	$727	$82	$—	$809

Liabilities:
Foreign currency forward contracts	$—	$97	$—	$97
Interest rate contracts	—	104	—	104
Cross-currency swap contracts	—	15	—	15
Total	$—	$216	$—	$216

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis are as follows:

	June 30,
	2025		2024
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$7,317	$6,794	$7,771	$7,174
Deferred consideration payable	$322	$323	$341	$340

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

Nonfinancial assets measured at fair value on a nonrecurring basis
In connection with its interim and annual impairment assessment of goodwill and other indefinite-lived intangible assets and the Dr.Jart+ other intangible asset impairment, the Company has measured certain nonfinancial assets at fair value on a nonrecurring basis, classified as Level 3 of the fair value hierarchy. Refer to Note 6 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 – REVENUE RECOGNITION

Disaggregation of net sales by the Company's geographic regions are as follows:

	Year Ended June 30,
(In millions)	2025	2024	2023
The Americas	$4,411	$4,581	$4,518
Europe, the Middle East & Africa	5,375	6,140	6,225
Asia/Pacific	4,537	4,888	5,194
	14,323	15,609	15,937
Returns associated with restructuring and other activities	3	(1)	(27)
Net sales	$14,326	$15,608	$15,910

(1)The net sales from the Company’s travel retail business are included in the Europe, the Middle East & Africa region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific region.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $38 million and $26 million as of June 30, 2025 and June 30, 2024, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

	June 30,
(In millions)	2025	2024
Allowance for credit losses, beginning of year	$14	$16
Provision (adjustment) for expected credit losses	11	(4)
Write-offs, net & other	1	2
Allowance for credit losses, end of year	$26	$14
The remaining balance of the allowance for doubtful accounts and customer deductions of $12 million as of June 30, 2025 and June 30, 2024, relates to non-credit losses, which are primarily due to customer deductions.
Deferred Revenue
Changes in deferred revenue are as follows:

	June 30,
(In millions)	2025	2024
Deferred revenue, beginning of year	$560	$572
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(288)	(316)
Revenue deferred during the period	257	316
Other	4	(12)
Deferred revenue, end of year	$533	$560

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocated to the Remaining Performance Obligations
At June 30, 2025, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities, and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $314 million. The remaining balance of deferred revenue at June 30, 2025 will be recognized beyond the next twelve months, of which, $210 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years.

Royalty Revenue - License Arrangements

As of June 30, 2025, the remaining contractually guaranteed minimum royalty amounts due to the Company during future periods are as follows:

(In millions)	Minimum Remaining Royalties
Fiscal 2026	$30
Fiscal 2027	31
Fiscal 2028	33
Fiscal 2029	34
Fiscal 2030	35
Thereafter	133

The royalty revenue associated with the TOM FORD Acquisition is included within the other category and within The Americas region.

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

Retirement Growth Account Plan (U.S.)
The Retirement Growth Account Plan is a trust-based, noncontributory qualified defined benefit pension plan. The Company seeks to maintain appropriate funded percentages. For contributions, the Company seeks to contribute an amount or amounts that would not be less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and subsequent pension legislation, and would not be more than the maximum amount deductible for income tax purposes.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries

The components of the above-mentioned plans as of and for the years ended June 30, 2025 and 2024 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$941	$912	$541	$522	$144	$176
Service cost	35	35	28	26	1	2
Interest cost	51	46	18	19	8	8
Plan participant contributions	—	—	8	8	1	1
Actuarial (gain) loss	(8)	(3)	12	(1)	2	(6)
Foreign currency exchange rate impact	—	—	36	—	(1)	—
Benefits, expenses, taxes and premiums paid	(54)	(49)	(31)	(32)	(14)	(12)
Plan amendments	—	—	—	—	—	(25)
Settlements and curtailments	(1)	—	(20)	(2)	2	—
Special termination benefits	—	—	3	1	—	—
Benefit obligation, end of year	$964	$941	$595	$541	$143	$144

Change in plan assets:
Fair value of plan assets, beginning of year	$801	$753	$567	$541	$—	$2
Actual return on plan assets	35	14	16	29	—	—
Foreign currency exchange rate impact	—	—	37	(1)	—	—
Employer contributions	44	83	35	24	13	9
Plan participant contributions	—	—	8	8	1	1
Settlements	—	—	(21)	(2)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(54)	(49)	(31)	(32)	(14)	(12)
Fair value of plan assets, end of year	$826	$801	$611	$567	$—	$—

Funded status	$(138)	$(140)	$16	$26	$(143)	$(144)

Amounts recognized in the Balance Sheet consist of:
Other assets	$—	$—	$128	$125	$—	$—
Other accrued liabilities	(29)	(27)	(6)	(4)	(9)	(13)
Other noncurrent liabilities	(109)	(113)	(106)	(95)	(134)	(131)
Funded status	(138)	(140)	16	26	(143)	(144)
Accumulated other comprehensive loss (income)	256	269	22	(5)	(10)	(21)
Net amount recognized	$118	$129	$38	$21	$(153)	$(165)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$35	$35	$37	$28	$26	$27	$1	$2	$1
Interest cost	51	46	40	18	19	15	8	8	8
Expected return on assets	(50)	(54)	(57)	(26)	(25)	(17)	—	(1)	(1)
Amortization of:
Actuarial loss (gain)	20	4	3	(6)	(8)	(3)	—	—	—
Prior service cost	—	1	—	—	(1)	(1)	(6)	(3)	—
Settlements	—	—	—	—	—	1	—	—	—
Special termination benefits	—	—	—	3	1	—	—	—	—
Net periodic benefit cost	$56	$32	$23	$17	$12	$22	$3	$6	$8
Assumptions used to determine benefit obligations at June 30:
Discount rate	5.30 – 5.90%	5.50 – 5.70%	5.20 – 5.30%	1.00 – 10.25%	1.75 – 10.00%	1.00 – 9.00%	5.00 – 10.25%	5.00 – 11.00%	5.00 – 10.75%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.50 – 5.00%	1.50 – 5.00%	1.75 – 5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	5.83%	5.68%	5.29%	3.16%	3.50%	3.69%	5.59%	5.51%	5.19%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	2.82%	3.00%	3.08%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.50 – 5.70%	5.20 – 5.30%	4.30 – 4.50%	1.75 – 10.00%	1.00 – 9.00%	.75 – 9.00%	5.00 – 11.00%	5.00 – 10.75%	4.50 – 9.75%
Expected return on assets	6.25%	6.25%	6.25%	2.75 – 10.00%	2.25 – 9.00%	1.25 – 9.00%	N/A	6.25%	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.50 – 5.00%	1.75 – 5.00%	— – 5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.68%	5.29%	4.48%	3.50%	3.69%	2.77%	5.51%	5.19%	4.68%
Expected return on assets	6.25%	6.25%	6.25%	4.13%	4.06%	2.95%	N/A	6.25%	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	3.00%	3.08%	2.96%	N/A	N/A	N/A

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The discount rate for each plan used for determining future net periodic benefit cost is based on a review of highly rated long-term bonds. The discount rate for the Company’s domestic plans is based on a bond portfolio that includes only long-term bonds with an Aa rating, or equivalent, from a major rating agency. The Company used an above-mean yield curve which represents an estimate of the effective settlement rate of the obligation, and the timing and amount of cash flows related to the bonds included in this portfolio are expected to match the estimated defined benefit payment streams of the Company’s domestic plans. For the Company’s international plans, the discount rate in a particular country was principally determined based on a yield curve constructed from high quality corporate bonds in that respective country, with the resulting portfolio having a duration matching that particular plan. In determining the long-term rate of return for a plan, the Company considers the historical rates of return, the nature of the plan’s investments and an expectation for the plan’s investment strategies.
The weighted-average interest crediting rate used to determine the benefit obligation and net periodic benefit cost relating to the Company’s U.S. Pension Plans was 4.24% and 5.20% as of and for the years ended June 30, 2025 and 2024, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 8.06% while the weighted-average ultimate trend rate of 4.02% is expected to be reached in approximately 15 years to 25 years.

Amounts recognized in AOCI (before tax) as of June 30, 2025 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses (gains), beginning of year	$268	$(4)	$1	$265
Actuarial losses recognized	7	22	2	31
Amortization and settlements included in net periodic benefit cost	(20)	5	—	(15)
Translation adjustments	—	—	1	1
Net actuarial losses, end of year	255	23	4	282

Net prior service cost, beginning of year	1	(1)	(22)	(22)
Amortization included in net periodic benefit cost	—	—	6	6
Curtailments included in net periodic benefit cost	—	—	2	2
Net prior service cost, end of year	1	(1)	(14)	(14)
Total amounts recognized in AOCI	$256	$22	$(10)	$268

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30 are as follows:

	Pension Plans						Other than Pension Plans
	Retirement Growth Account		Restoration		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$846	$825	$118	$116	$595	$541	$143	$144
Accumulated benefit obligation	$825	$800	$112	$108	$532	$484	$—	$—
Fair value of plan assets	$826	$801	$—	$—	$611	$567	$—	$—

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $326 million and $102 million and aggregate fair value of plan assets of $214 million and $3 million at June 30, 2025 and 2024, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $91 million and $89 million and aggregate fair value of plan assets of $4 million and $3 million at June 30, 2025 and 2024, respectively.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2026	$46	$32	$9
Expected benefit payments for year ending June 30,
2026	95	47	9
2027	82	36	10
2028	84	35	11
2029	70	36	11
2030	61	35	11
Years 2031 – 2035	318	187	55

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

The Company’s target asset allocation at June 30, 2025 is as follows:

	Pension Plans
	U.S.	International
Equity	39%	20%
Debt securities	50%	56%
Other	11%	24%
	100%	100%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at Net Asset Value	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	7	—	4	11
Government and agency securities	144	—	—	—	144
Commingled funds	324	695	—	159	1,178
Insurance contracts	—	—	18	—	18
Interests in limited partnerships and hedge fund investments	—	—	—	84	84
Total	$470	$702	$18	$247	$1,437

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2024:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at Net Asset Value	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	28	—	3	31
Government and agency securities	137	—	—	—	137
Commingled funds	301	642	—	148	1,091
Insurance contracts	—	—	14	—	14
Interests in limited partnerships and hedge fund investments	—	—	—	93	93
Total	$440	$670	$14	$244	$1,368

The following table presents the changes in Level 3 plan assets:

	June 30,
(In millions)	2025	2024
Insurance Contracts
Balance at beginning of year	$14	$8
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1
Purchases, sales, issuances and settlements, net	3	5
Foreign exchange impact	1	—
Balance at end of year	$18	$14

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
Commingled funds – The fair values of publicly traded funds are based upon market quotes and are classified within Level 1 of the valuation hierarchy. The fair values for non-publicly traded funds are determined using the NAV provided by the administrator of the fund when the Company has the ability to redeem the assets at the measurement date. These assets are classified within Level 2 of the valuation hierarchy. When the Company is utilizing the NAV as a practical expedient those investments are not included in the valuation hierarchy. These investments have monthly redemption frequencies with redemption notice periods ranging from 10 to 14 days. There are no unfunded commitments related to these investments.
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

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $51 million, $51 million and $50 million for fiscal 2025, 2024 and 2023, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.
Deferred Compensation
The Company has agreements with certain employees and outside directors who defer compensation. The Company accrues for such compensation, and either interest thereon or for the change in the value of cash units. The amounts included in the accompanying consolidated balance sheets under these plans were $41 million and $44 million as of June 30, 2025 and 2024, respectively. The benefit for fiscal 2025, 2024 and 2023 was $3 million, $14 million and $7 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2025:

		Payments Due in Fiscal
(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
Debt service (1)	$11,056	$290	$789	$974	$244	$1,583	$7,176
Unconditional purchase obligations (2)	2,369	1,730	430	125	20	21	43
Gross unrecognized tax benefits and interest – current (3)	2	2	—	—	—	—	—
Transition Tax payable(4)	81	81	—	—	—	—	—
Total contractual obligations(5)	$13,508	$2,103	$1,219	$1,099	$264	$1,604	$7,219

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 7 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases. Interest costs on long-term and current debt in fiscal 2026, 2027, 2028, 2029, 2030 and thereafter are projected to be $290 million, $289 million, $274 million, $243 million, $233 million and $2,276 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2025.
(2)Unconditional purchase obligations primarily include: inventory commitments, information technology contract commitments, accrued restructuring, deferred consideration payable, advertising commitments and royalty payments pursuant to license agreements. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2025, without consideration for potential renewal periods.
(3)Refer to Note 9 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2025, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties, was $157 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)The Transition Tax may be paid over an eight-year period and this amount represents the remaining liability as of June 30, 2025.
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
Refer below for the assessment of loss contingencies associated with the Company's Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters.
Management believes that the outcome of all remaining current litigation and other legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. Reasonably possible losses in addition to the amounts accrued for the Company's remaining litigation and legal proceedings are not expected to be material to the Company's consolidated financial statements. However, management’s assessment of the Company’s current litigation and other legal proceedings, including the Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters, could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or proceedings.

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
On February 1, 2024 and March 15, 2024, stockholder derivative action complaints were filed against certain of the Company’s officers as of those dates, all the Company’s directors as of those dates and certain of the Company’s former directors as of those dates in the United States District Court for the Southern District of New York. In April 2024, both complaints were voluntarily dismissed without prejudice. Subsequently, the Company's Board of Directors ("the Board") received stockholder litigation demands, requesting, among other things, that the Board investigate potential claims on behalf of the Company based on the same alleged course of conduct identified in the securities case complaint (which were also the subject of the voluntarily dismissed stockholder derivative actions complaints) described above. A committee of the Board has been formed to review the stockholder demands and make recommendations, as appropriate in its discretion, to the Board.

On May 8, 2025, two additional stockholder derivative action complaints were filed in the United States District Court for the Southern District of New York against certain of the Company’s officers and directors alleging breach of fiduciary duty and unjust enrichment from the sale of stock by certain individual defendants during the time period surrounding the allegations of false and misleading statements in the purported securities class action described above. Then, on June 23, 2025, another stockholder derivative action complaint was filed in the Supreme Court of the State of New York in Kings County against certain of the Company’s officers and directors, also alleging breach of fiduciary duty and unjust enrichment as well as claims of waste, gross mismanagement, unjust enrichment, and insider trading.

The Company believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of losses, if any, as the matters are in their early stages.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of June 30, 2025, there were 84 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 273 cases as of June 30, 2024. During the year ended June 30, 2025, 76 new cases were filed and 265 cases were resolved by settlement or voluntary dismissal (including pursuant to the cases that were settled in the talcum litigation settlement agreements described below).

In view of the number of cases pending against the Company at June 30, 2024 as well as the evolution of the litigation landscape and expectations regarding future claims at that time, the Company took action from the end of August 2024 through October 2024 to mitigate its future exposure. During the period, the Company reached agreements with certain plaintiff law firms (collectively, the “talcum litigation settlement agreements”) for: (i) the resolution of over 200 pending cosmetic talcum powder matters handled by those firms as well as (ii) a process for resolving potential future cosmetic talcum powder claims expected to be brought on behalf of plaintiffs by those firms from January 1, 2025 through December 31, 2029, with annual capped amounts per year for each participating law firm.

To account for the talcum litigation settlement agreements, the Company recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current and potential future claims (amounts recorded for potential future claims is based on the best estimate of the probable loss and a reasonably possible loss beyond the amounts recorded is not expected to be material). As of June 30, 2025, $22 million is recorded in Other accrued liabilities and $85 million is recorded in Other noncurrent liabilities in the accompanying consolidated balance sheet related to the talcum litigation settlement agreements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There are and could be other plaintiff law firms outside of those included in the talcum litigation settlement agreements that bring claims against the Company. The value of other settlements outside of the talcum litigation settlement agreements, either individually or in the aggregate, for the years ended June 30, 2025, 2024 and 2023 were not material. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made, as needed, for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining filed cases, the Company records an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of cases the Company has resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts recorded during the years ended June 30, 2025, 2024 and 2023 for such litigation, outside of the talcum litigation settlement agreements, are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated for cosmetic talcum matters.
The Company believes that a portion of its costs incurred in defending and resolving these claims may be covered by insurance policies issued by several insurance carriers, subject to deductibles, exclusions, retentions and policy limits. Amounts received to date have not been material.

NOTE 18 – COMMON STOCK

As of June 30, 2025, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2022	231,513.5	125,542.0
Acquisition of treasury stock(1)	(1,220.7)	—
Stock-based compensation	1,785.1	—
Balance at June 30, 2023	232,077.9	125,542.0
Acquisition of treasury stock(1)	(316.5)	—
Stock-based compensation	1,385.2	—
Balance at June 30, 2024	233,146.6	125,542.0
Acquisition of treasury stock(1)	(482.5)	—
Stock-based compensation	1,560.7	—
Balance at June 30, 2025	234,224.8	125,542.0
(1)In fiscal 2023, this amount represents shares repurchased under our authorized share repurchase program, as well as shares repurchased to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements. In fiscal 2024 and 2025, these amounts represent shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2025, the remaining authorized share repurchase balance was 25.1 million shares.
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2025:

Date Declared	Record Date	Payable Date	Amount per Share
August 16, 2024	August 30, 2024	September 16, 2024	$.66
October 30, 2024	November 29, 2024	December 16, 2024	$.35
February 3, 2025	February 28, 2025	March 17, 2025	$.35
April 30, 2025	May 30, 2025	June 16, 2025	$.35

On August 19, 2025, a dividend was declared in the amount of $.35 per share on the Company's Class A and Class B Common Stock. The dividend is payable in cash on September 16, 2025 to stockholders of record at the close of business on September 2, 2025.

NOTE 19 – STOCK PROGRAMS

As of June 30, 2025, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). During fiscal 2025, the Company amended the Fiscal 2002 Plan, which included an increase in the aggregate number of shares of Class A common stock available for issuance under the Plan. These Plans currently provide for the issuance of approximately 100.8 million shares of Class A Common Stock, which consist of shares cumulatively provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees and non-employee directors of the Company. As of June 30, 2025, approximately 15.3 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units (“PVUs”), and share units.
Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30,
(In millions)	2025	2024	2023
Compensation expense(1)	$304	$325	$267
Income tax benefit	$58	$58	$52

(1)Excludes compensation expense relating to liability-classified awards, including DECIEM stock options discussed below.

As of June 30, 2025, the total unrecognized compensation cost related to unvested stock-based awards was $181 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following is a summary of the status of the Company’s stock options as of June 30, 2025 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2024	8,495.7	$182.95
Granted at fair value	885.2	90.93
Exercised	(207.2)	76.47
Expired	(308.3)	220.20
Forfeited	(178.9)	162.77
Outstanding at June 30, 2025	8,686.5	175.21	$3	5.0

Vested and expected to vest at June 30, 2025	8,653.2	175.33	$3	5.0

Exercisable at June 30, 2025	6,761.9	183.72	$2	4.0

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30,
(In millions, except per share data)	2025	2024	2023
Per-share weighted-average grant date fair value of stock options granted	$29.24	$52.83	$79.09
Intrinsic value of stock options exercised	$3	$31	$93

The fair value of each of the Company's option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2025	2024	2023
Weighted-average expected stock-price volatility	37.5%	33.8%	30.8%
Weighted-average expected option life	6 years	6 years	6 years
Average risk-free interest rate	3.6%	4.3%	3.4%
Average dividend yield	2.4%	1.5%	0.8%

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company granted RSUs in respect of approximately 3.4 million shares of Class A Common Stock during fiscal 2025 with a weighted-average grant date fair value per share of $91.82 that, at the time of grant, are scheduled to vest as follows: 1.2 million in fiscal 2026, 1.2 million in fiscal 2027 and 1.0 million in fiscal 2028. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s RSUs as of June 30, 2025 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2024	2,442.5	$196.69
Granted	3,371.5	91.82
Dividend equivalents	93.6	124.97
Vested(1)	(1,136.4)	218.71
Forfeited	(469.4)	121.62
Nonvested at June 30, 2025	4,301.8	115.31
1) The total fair value of RSUs vested during fiscal 2025, 2024 and 2023 was $78 million, $92 million, and $156 million, respectively.

Performance Share Units
During fiscal 2025, the Company granted PSUs with a target payout of approximately 0.4 million shares of Class A Common Stock with a weighted-average grant date fair value per share of $92.02, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals for the three fiscal years ending June 30, 2027, all subject to continued employment or the retirement of the grantees. For PSUs, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant. The following is a summary of the status of the Company’s PSUs as of June 30, 2025 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2024	373.9	$232.83
Granted	365.1	92.02
Vested and issued(1)	—	—
Forfeited	(117.7)	286.65
Nonvested at June 30, 2025	621.3	139.87

(1) The total fair value of PSUs vested and issued during fiscal 2024 and 2023 was $7 million and $67 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Performance Share Units
During September 2015, the Company granted PSUs to the Company's then Chief Executive Officer (“CEO”) with an aggregate target payout of 387,848 shares (in three tranches of approximately 129,283 each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of relative performance periods, which ended June 30, 2018, 2019, and 2020. Since the Company achieved positive Net Earnings, as defined in the PSU award agreement, for the fiscal year ended June 30, 2016, performance and vesting of each tranche was based on the Company achieving positive Cumulative Operating Income, as defined in the PSU award agreement, during the relative performance period. Payment with respect to a tranche was made on the third anniversary of the last day of the respective performance period. The PSUs are accompanied by dividend equivalent rights that were payable in cash at the same time as the payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $30 million was estimated using the closing stock price of the Company’s Class A Common Stock as of September 4, 2015, the date of grant. As of June 30, 2023, all 387,848 shares of the Company’s Class A Common Stock were issued, and the related dividends paid, in accordance with the terms of the grant, related to the performance periods ended June 30, 2018, 2019, and 2020.

In February 2018, the Company granted to the Company's then CEO PSUs with an aggregate payout of 195,940 shares (in two tranches of 97,970 shares each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of the respective performance periods, which ended June 30, 2021 and 2022. No portion of the award would generally vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. Settlement, if any, with respect to both tranches would be made on September 3, 2024. The PSUs are accompanied by dividend equivalent rights that were payable in cash at the same time as any payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $27 million was estimated using the closing stock price of the Company’s Class A Common Stock as of the date of grant. On September 3, 2024, since the Company achieved positive Cumulative Operating Income, as defined in the PSU award agreement, and since the executive completed the requisite service, the Company issued 195,940 shares of the Company’s Class A Common Stock to its then Chief Executive Officer in accordance with the terms of these PSUs. At the time of issuance, the total fair value of shares granted was $18 million.
In March 2021, the Company granted to the Company’s then CEO PSUs with an aggregate payout of 68,578 shares of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award will vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. The PSUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock. The aggregate grant date fair value of the PSUs of approximately $20 million was estimated using the closing stock price of the Company's Class A Common Stock on the date of grant. Since the Company achieved positive Cumulative Operating Income, as defined in the PSU award agreement, and since the then CEO completed the requisite service, 68,578 shares of the Company’s Class A Common Stock are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant on September 2, 2025.
Long-term Price-Vested Units
In March 2021, the Company granted to the Company’s then CEO PVUs with an aggregate payout of 85,927 shares, divided into three tranches, of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award will vest unless the Company has achieved positive Cumulative Operating Income, as defined in the price-vested unit award agreement, during the relevant performance period. In addition, the vesting of each tranche is contingent upon the Company’s achievement of the respective stock price goal, which means that the average closing price per share of the Company’s Class A Common Stock traded on the New York Stock Exchange be at or above the applicable stock price goal (noted in the table below) for 20 consecutive trading days during the applicable performance period. The PVUs are accompanied by dividend equivalent rights that will be payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock.

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
The Stock Price Goals (per Share) were all achieved during fiscal 2022 and since the Company achieved positive Cumulative Operating Income as of June 30, 2025, as defined in the award agreement, and since the CEO completed the requisite service, 85,927 shares of the Company’s Class A Common Stock are anticipated to be issued, and the related dividends to be paid, in accordance with the terms of the grant on September 2, 2025.
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
The following is a summary of the status of the Company’s share units as of June 30, 2025 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2024	113.6	$90.02
Granted	12.0	63.90
Dividend equivalents	2.5	78.85
Converted (1)	(21.2)	73.35
Outstanding at June 30, 2025	106.9	90.15
(1) The total intrinsic value of share units converted during fiscal 2025, 2024 and 2023 was $1.6 million, $1.5 million, and $4.1 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Units
Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $3 million, $13 million and $8 million as compensation income, net to reflect additional deferrals and the change in the market value for fiscal 2025, 2024 and 2023, respectively.

DECIEM Stock Options

As a result of the fiscal 2021 acquisition of additional shares of DECIEM, the Company had a stock option plan relating to its majority-owned subsidiary DECIEM (“DECIEM Stock Option Plan”). The DECIEM stock options were issued in replacement of and exchange for certain vested and unvested DECIEM employee stock options previously issued by DECIEM. The DECIEM stock options were subject to the terms and conditions of the DECIEM 2021 Stock Option Plan. In connection with the purchase of the remaining interest in DECIEM, all DECIEM stock options were exercised in the fiscal 2024 fourth quarter, resulting in the settlement of the stock option liability reducing the balance to zero as of June 30, 2024. The total stock option expense, net of foreign currency remeasurements for the years ended June 30, 2024 and 2023 was not material.

NOTE 20 – CHANGES IN OWNERSHIP INTEREST ON NET (LOSS) EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

The following table summarizes the effects of changes in ownership of redeemable noncontrolling interest on the Company's equity:

	Year Ended June 30,
(In millions)	2025	2024	2023
Net (loss) earnings attributable to The Estée Lauder Companies Inc.	$(1,133)	$390	$1,006
Transfers from redeemable noncontrolling interest:
Increase in paid-in capital as a result of the purchase of shares from redeemable noncontrolling interest	—	162	—
Total effect of changes in ownership interest on equity attributable to The Estée Lauder Companies Inc.	$(1,133)	$552	$1,006
NOTE 21 – NET (LOSS) EARNINGS ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

Net (loss) earnings attributable to The Estée Lauder Companies Inc. per common share (“basic EPS”) is computed by dividing net (loss) earnings attributable to The Estée Lauder Companies Inc. by the weighted-average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net (loss) earnings attributable to The Estée Lauder Companies Inc. per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method. For the year ended June 30, 2025, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30,
(In millions, except per share data)	2025	2024	2023
Numerator:
Net (loss) earnings attributable to The Estée Lauder Companies Inc.	$(1,133)	$390	$1,006

Denominator:
Weighted-average common shares outstanding – Basic	360.1	359.0	357.9
Effect of dilutive stock options	—	0.9	2.3
Effect of PSUs	—	0.2	0.1
Effect of RSUs	—	0.7	0.6
Weighted-average common shares outstanding – Diluted	360.1	360.8	360.9

Net (loss) earnings attributable to The Estée Lauder Companies Inc. per common share:
Basic	$(3.15)	$1.09	$2.81
Diluted	$(3.15)	$1.08	$2.79

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Year Ended June 30,
(In millions)	2025	2024	2023
Stock options	8.5	5.9	2.4
RSUs and PSUs	1.7	0.4	0.1
As of June 30, 2025, 2024 and 2023, 0.6 million shares, 0.4 million shares and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 19 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
(In millions)	2025	2024	2023
Net derivative instruments, beginning of year	$52	$44	$68
(Loss) gain on derivative instruments (1)	(19)	79	48
Benefit (provision) for income taxes	6	(18)	(11)
Reclassification to (loss) earnings during the year:
Foreign currency forward contracts (2)	(35)	(50)	(71)
Interest rate contracts (3)	(2)	—	1
Cross-currency swap contracts (1)(4)	(19)	(19)	(9)
Income tax impact of reclassification (5)	12	16	18
Net derivative instruments, end of year	(5)	52	44

Net pension and post-retirement adjustments, beginning of year	(183)	(177)	(114)
Changes in plan assets and benefit obligations:
Net actuarial losses recognized	(31)	(27)	(79)
Prior service credit recognized	—	25	—
Translation adjustments	(1)	1	(1)
Benefit for income taxes	6	—	17
Amortization and settlements included in net periodic benefit cost (6):
Net actuarial gains and losses	14	(4)	—
Net prior service cost	(6)	(3)	(1)
Curtailments	(2)	—	—
Settlements	1	—	1
Income tax impact of reclassification (5)	(2)	2	—
Net pension and post-retirement adjustments, end of year	(204)	(183)	(177)

Cumulative translation adjustments, beginning of year	(1,009)	(801)	(716)
Translation adjustments (7)	95	(129)	(112)
Purchase of shares from redeemable noncontrolling interest (8)	—	(73)	—
(Provision) benefit for income taxes	(4)	(6)	27
Cumulative translation adjustments, end of year	(918)	(1,009)	(801)

Accumulated other comprehensive loss	$(1,127)	$(1,140)	$(934)

(1)Includes the gain recognized in AOCI from cross-currency swap contracts which represents the amount excluded from effectiveness testing.
(2)Amounts recorded in Net Sales in the accompanying consolidated statements of (loss) earnings.
(3)Amounts recorded in Interest expense in the accompanying consolidated statements of (loss) earnings.
(4)Amounts recorded in Selling, general and administrative in the accompanying consolidated statements of (loss) earnings.
(5)Amounts recorded in Provision for income taxes in the accompanying consolidated statements of (loss) earnings.
(6)Reclassification adjustments for pension and post-retirement plans are recorded in Other components of net periodic benefit cost in the accompanying consolidated statements of (loss) earnings.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30,
(In millions)	2025	2024	2023
Cash:
Cash paid during the year for interest	$353	$359	$235
Cash paid during the year for income taxes	$630	$550	$665

Non-cash investing and financing activities:
Capitalized interest and asset retirement obligations incurred	$1	$5	$13
Deferred consideration payable	$—	$—	$300
Property, plant and equipment accrued but unpaid	$32	$42	$246

NOTE 24 – SEGMENT DATA AND RELATED INFORMATION

Operating segments include components of an enterprise for which separate financial information is available that are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). As a result of the similarities in the manufacturing, marketing and distribution processes for the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the CEO. While the Company’s results of operations are reviewed on a consolidated basis, the CEO also reviews data segmented on a basis that facilitates comparison to industry statistics. Although the Company operates in one business segment, beauty products, the CEO evaluates performance based on its four major product categories: skin care, makeup, fragrance and hair care. These product categories meet the definition of operating and reportable segments and, accordingly, additional financial data is provided below. Skin care products include moisturizers, serums, cleansers, toners, eye care, body care, exfoliators, acne and oil corrections, facial masks and sun care products. Makeup products include foundations, powders, concealers, and setting sprays, lipsticks, lip liners and lip glosses, and mascaras, eyeshadows and eye liners. Fragrance products include parfum, eau de parfum, eau de toilette, eau de cologne and body spray, as well as lotions, creams, powders, candles and soaps that are based on a particular fragrance. Hair care products include shampoos, conditioners, styling products, treatment, finishing sprays and hair color products. Royalty revenue associated with the license of the TOM FORD trademark as discussed in Note 15 - Revenue Recognition, as well as sales and related results of ancillary products and services that do not fit within the Company's definitions of skin care, makeup, fragrance and hair care are included in the other category.

The CEO assesses each reportable segment’s performance using their respective operating income. Segment operating income is used in developing the overall strategy and during the annual budget process, as well as considered in budget-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each reportable segment. Segment net sales and operating income is before the impacts of restructuring and other activities and the impacts from the other category described above. Returns and charges associated with restructuring and other activities are not allocated to the Company's segments because they are centrally directed and controlled, are not included in internal measures of segment performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.

The accounting policies for the Company’s reportable segments are the same as those described in the summary of significant accounting policies, with the exception that the impacts of restructuring and other activities are not allocated to the reportable segments. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the CEO or included herein.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about the Company's four operating segments is as follows:

(in millions)	June 30, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$14,326
Less: Other category net sales					100
Less: Returns associated with restructuring and other activities					3
Segment net sales	$6,962	$4,205	$2,491	$565	$14,223

Cost of sales	1,817	1,131	571	158	3,677
Selling, general and administrative expenses	4,196	3,048	1,749	448	9,441
Impairment of goodwill and other intangible assets	375	308	549	—	1,232
Other segment items(1)	—	159	—	—	159
Segment operating income (loss)	$574	$(441)	$(378)	$(41)	$(286)
Other category operating loss					(13)
Charges associated with restructuring and other activities					(486)
Operating loss					(785)

Reconciliation to loss before income taxes:
Interest expense					(357)
Interest income and investment income, net					114
Other components of net periodic benefit cost					(12)
Loss before income taxes					$(1,040)

Segment depreciation and amortization	$403	$243	$144	$33	$823
Other category					6
Depreciation and amortization					$829
(1) Other segment items include Talcum litigation settlement agreements

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	June 30, 2024
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$15,608
Less: Other category net sales					115
Less: Returns associated with restructuring and other activities					(1)
Segment net sales	$7,908	$4,470	$2,487	$629	$15,494

Cost of sales	2,278	1,290	624	191	4,383
Selling, general and administrative expenses	4,424	3,087	1,598	490	9,599
Impairment of goodwill and other intangible assets	471	—	—	—	471
Segment operating income (loss)	$735	$93	$265	$(52)	$1,041
Other category operating income					53
Charges associated with restructuring and other activities					(124)
Operating income					970

Reconciliation to earnings before income taxes:
Interest expense					(378)
Interest income and investment income, net					167
Other components of net periodic benefit cost					13
Earnings before income taxes					$772

Segment depreciation and amortization	$418	$236	$132	$33	$819
Other category					6
Depreciation and amortization					$825

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	June 30, 2023
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$15,910
Less: Other category net sales					53
Less: Returns associated with restructuring and other activities					(27)
Segment net sales	$8,249	$4,532	$2,451	$652	$15,884

Cost of sales	2,397	1,319	617	188	4,521
Selling, general and administrative expenses	4,475	3,127	1,464	500	9,566
Impairment of other intangible assets	100	107	—	—	207
Segment operating income (loss)	$1,277	$(21)	$370	$(36)	$1,590
Other category operating income					4
Charges associated with restructuring and other activities					(85)
Operating income					1,509

Reconciliation to earnings before income taxes:
Interest expense					(255)
Interest income and investment income, net					131
Other components of net periodic benefit cost					12
Earnings before income taxes					$1,397

Segment depreciation and amortization	$383	$211	$117	$31	$742
Other category					2
Depreciation and amortization					$744

For the Company’s geographic region presentation, as disclosed in Note 15 – Revenue Recognition, net sales are attributed to a country based on the legal entity sale location, and this predominantly aligns with the location of the customer, with the primary exception related to the Company’s net sales from the travel retail business. The net sales from the Company’s global travel retail business are included in the Europe, the Middle East & Africa geographic region, with the exception of net sales of Dr.Jart+ in the travel retail channel that are reflected in Korea in the Asia/Pacific geographic region. For the presentation of net sales by country below, the Company has presented this based on the location of the customer (e.g., the customer is the retailer in the wholesale business and the consumer in the direct-to-consumer business), and as such has attributed net sales from the travel retail business to the country to which the product is shipped, and not the Company’s country of legal sale.

The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations in the United States, as well as net sales in foreign countries, including net sales from travel retail locations in that country, that contribute 10% or more of net sales of the Company in fiscal 2025, 2024 and 2023 were as follows:

	June 30,
(in millions)	2025	2024	2023
United States	$3,762	$3,887	$3,848
Mainland China	3,652	4,019	4,380
Korea(1)	718	1,299	1,558
All other countries	6,194	6,403	6,124
Net sales	$14,326	$15,608	$15,910
(1)Korea contributed 10% of consolidated net sales in fiscal 2023. Fiscal 2025 and 2024 amounts were included for comparability purposes only.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s long-lived assets, consisting of property, plant and equipment, net and operating lease ROU assets, in the United States, and in foreign countries that are 10% or greater of the Company’s consolidated long-lived assets at June 30, 2025, 2024 and 2023 were as follows:

	June 30,
(in millions)	2025	2024	2023
United States	$1,956	$2,087	$2,136
Japan	780	733	753
All other countries	2,388	2,149	2,087
Long-lived assets	$5,124	$4,969	$4,976

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2025
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2025	$26	$21	$—	$9	(a)	$38
Year ended June 30, 2024	$30	$7	$—	$11	(a)	$26
Year ended June 30, 2023	$27	$21	$—	$18	(a)	$30
Deferred tax valuation allowance:
Year ended June 30, 2025	$238	$218	$—	$2		$454
Year ended June 30, 2024	$200	$47	$—	$9		$238
Year ended June 30, 2023	$185	$36	$—	$21		$200

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

3.2	Certificate of Retirement of $6.50 Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on July 19, 2012) (SEC File No.1-14064).*

3.3	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Current Report on Form 8-K filed on May 23, 2025) (SEC File No. 1-14064).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.3
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2022) (SEC File No. 1-14064).*†

10.3a
Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 on our Quarterly Report on Form 10-Q filed on May 3, 2022) (SEC File No. 1-14064).*†

10.3b
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 2, 2023) (SEC File No. 1-14064).*†

10.3c
Amendments to The Estée Lauder Companies Retirement Growth Account Plan, as amended and restated effective as of January 1, 2023, as further amended effective January 1, 2025 (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Annual Report on Form 10-K filed on August 20, 2010) (SEC File No. 1-14064).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2013) (SEC File No. 1-14064).*†

10.5a	Executive Annual Incentive Plan (filed as Exhibit 10.5a to our Annual Report on Form 10-K filed on August 18, 2023) (SEC File No. 1-14064).*†

10.5b	Executive Annual Incentive Plan (SEC File No. 1-14064).†

10.6	Employment Agreement with Tracey T. Travis (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 20, 2012) (SEC File No. 1-14064).*†

10.7	Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.7a	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8a to our Annual Report on Form 10-K filed on September 17, 2002) (SEC File No. 1-14064).*†

10.7b	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 17, 2005) (SEC File No. 1-14064).*†

10.7c	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2009) (SEC File No. 1-14064).*†

10.7d	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on October 30, 2009) (SEC File No. 1-14064).*†

10.7e	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 1, 2010) (SEC File No. 1-14064).*†

10.7f	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.7f to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.7g	Amendment to Employment Agreement with Leonard A. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.8	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 17, 2010) (SEC File No. 1-14064).*†

10.8a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9	Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 11, 2011) (SEC File No. 1-14064).*†

10.9a	Amendment to Employment Agreement with Fabrizio Freda and Stock Option Agreements (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2013) (SEC File No. 1-14064).*†

10.9b	Second Amendment to Employment Agreement with Fabrizio Freda (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.10	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*†

10.11	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 3, 2023) (SEC File No. 1-14064).*†

10.12	Employment Agreement with Peter Jueptner (filed as Exhibit 10.12 to our Annual Report on Form 10-K filed on August18, 2023) (SEC File No. 1-14064).*†

10.13	Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.13 to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*†

10.13a	Amended and Restated Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.14	Employment Agreement with Akhil Shrivastava (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 23, 2024) (SEC File No. 1-14064).*†

10.15	Employment Agreement with Rashida La Lande (SEC File No. 1-14064).†

10.16	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.16a
Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.17	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Annual Report on Form 10-K filed on September 17, 2001) (SEC File No. 1-14064).*†

10.17a
Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Annual Report on Form 10-K filed on August 24, 2018) (SEC File No. 1-14064).*†

10.18
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

10.18d
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.18e
The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

Exhibit Number	Description
10.19	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2013) (SEC File No. 1-14064).*†

10.19a	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 1, 2017) (SEC File No. 1-14064).*†

10.19b	Summary of Compensation For Non-Employee Directors of the Company (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.19c	Summary of Compensation for Non-Employee Directors of the Company (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.20
Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Registration Statement on Form S-8 filed on November 9, 2007) (SEC File No. 1-14064).*†

10.20a
Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019) (SEC File No. 1-14064).*†

10.21	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Annual Report on Form 10-K filed on August 17, 2012) (SEC File No. 1-14064).*†

10.21a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2015) (SEC File No. 1-14064).*†

10.21b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.21c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 19, 2019) (SEC File No. 1-14064).*†

10.21d	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 13, 2024) (SEC File No. 1-14064).*†

10.21e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.21f
Form of Stock Option Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16z to our Annual Report on Form 10-K filed on August 20, 2014) (SEC File No. 1-14064).*†

10.21g
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Annual Report on Form 10-K filed on August 25, 2017) (SEC File No. 1-14064).*†

10.21h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Annual Report on Form 10-K filed on August 23, 2019) (SEC File No. 1-14064).*†

10.21i
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2020) (SEC File No. 1-14064).*†

10.21j
Price-Vested Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.1 to our current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.21k
Performance Share Unit Award Agreement with Fabrizio Freda under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Notice of Grant) (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2021) (SEC File No. 1-14064).*†

10.21l
Form of Non-annual Performance Share Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18s to our Annual Report on Form 10-K filed on August 27, 2021 (SEC File No. 1-14064).*†

Exhibit Number	Description
10.21m
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.21n
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 4, 2025) (SEC File No. 1-14064).*†

10.21o
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.21p
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064).*†

10.21q
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) filed as Exhibit 10.18dd to our Annual Report on Form 10-K filed on August 28, 2020) (SEC File No. 1-14064). *†

10.21r
Form of Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.21s
Form of Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.21t
Form of PRGP Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (SEC File No. 1-14064).†

10.22
$2.5 Billion Credit Facility, dated as of June 7, 2024 among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2024) (SEC File No. 1-14064).*

10.23
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.23a
Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Annual Report on Form 10-K filed on August 24, 2022) (SEC File No. 1-14064).*

10.24
Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25
Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25a
First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25b
Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC File No. 1-14064).*

10.25c
Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc., and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 4, 2011) (SEC File No. 1-14064).*

10.25d
Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2020) (SEC File No. 1-14064).*

Exhibit Number	Description
10.26	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on January 28, 2010) (SEC file No. 1-14064).*

10.27
Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*†

10.27a
First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Annual Report on Form 10-K filed on August 20, 2015) (SEC File No. 1-14064).*†

10.27b
Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Annual Report on Form 10-K filed on August 24, 2016) (SEC File No. 1-14064).*†

10.27c
Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021(filed as Exhibit 10.24c to our Annual Report on Form 10-K filed on August 27, 2021) (SEC File No. 1-14064).*†

10.27d
Fourth Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2024 (filed as Exhibit 10.25d to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*†

10.28
License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on April 8, 2011) (SEC File No. 1-14064).*

10.28a
First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

10.28b
Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 1, 2019) (SEC File No. 1-14064).*

19.1	The Estée Lauder Companies Inc. Insider Trading Policies (filed as Exhibit 19.1 to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*

21.1	List of significant subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

97.1
The Estée Lauder Companies Inc. Incentive-Based Compensation Recovery Policy (2023 Clawback Policy) (filed as Exhibit 97.1 to our Annual Report on Form 10-K filed on August 19, 2024) (SEC File No. 1-14064).*

101.1
The following materials from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Earnings, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Annual Report on Form 10-K for the year ended June 30, 2025 is formatted in iXBRL
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.