Form 10-Q
period 2025-09-30
ESTEE LAUDER COMPANIES INC
filed 2025-10-30
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 23, 2025, 234,818,211 shares of the registrant’s Class A Common Stock, $.01 par value, and 125,542,029 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended September 30,
(In millions, except per share data)	2025	2024

Net sales	$3,481	$3,361
Cost of sales	927	928

Gross profit	2,554	2,433

Operating expenses
Selling, general and administrative	2,296	2,298
Restructuring and other charges	89	97
Talcum litigation settlement agreements	—	159
Total operating expenses	2,385	2,554

Operating income (loss)	169	(121)

Interest expense	86	92
Interest income and investment income, net	30	35
Other components of net periodic benefit cost	4	2
Earnings (loss) before income taxes	109	(180)

Provision (benefit) for income taxes	62	(24)
Net earnings (loss)	$47	$(156)

Net earnings (loss) per common share
Basic	$.13	$(.43)
Diluted	$.13	$(.43)

Weighted average common shares outstanding
Basic	361.2	359.6
Diluted	363.3	359.6
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,
(In millions)	2025	2024

Net earnings (loss)	$47	$(156)

Other comprehensive (loss) income:
Net cash flow hedge gain (loss)	16	(57)
Cross-currency swap contract - fair value hedge gain	3	12
Retirement plan and other retiree benefit adjustments	4	2
Translation adjustments	(27)	108
(Provision) benefit for income taxes on components of other comprehensive (loss) income	(10)	18
Total other comprehensive (loss) income, net of tax	(14)	83
Comprehensive income (loss)	$33	$(73)
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	September 30, 2025	June 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$2,219	$2,921
Accounts receivable, net	1,884	1,530
Inventory and promotional merchandise	2,062	2,074
Prepaid expenses and other current assets	549	544
Total current assets	6,714	7,069

Property, plant and equipment, net	3,065	3,172

Other assets
Operating lease right-of-use assets	1,889	1,952
Goodwill	2,119	2,135
Other intangible assets, net	3,706	3,759
Other assets	1,836	1,805
Total other assets	9,550	9,651
Total assets	$19,329	$19,892

LIABILITIES AND EQUITY
Current liabilities
Current debt	$3	$3
Accounts payable	1,289	1,497
Operating lease liabilities	415	406
Other accrued liabilities	3,376	3,529
Total current liabilities	5,083	5,435

Noncurrent liabilities
Long-term debt	7,320	7,314
Long-term operating lease liabilities	1,684	1,744
Other noncurrent liabilities	1,352	1,534
Total noncurrent liabilities	10,356	10,592

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2025 and June 30, 2025; shares issued: 473,216,446 at September 30, 2025 and 472,541,563 at June 30, 2025; Class B shares authorized: 304,000,000 at September 30, 2025 and June 30, 2025; shares issued and outstanding: 125,542,029 at September 30, 2025 and June 30, 2025	6	6
Paid-in capital	7,141	7,012
Retained earnings	11,591	11,672
Accumulated other comprehensive loss	(1,141)	(1,127)
	17,597	17,563
Less: Treasury stock, at cost; 238,401,382 Class A shares at September 30, 2025 and 238,316,738 Class A shares at June 30, 2025	(13,707)	(13,698)
Total equity	3,890	3,865
Total liabilities and equity	$19,329	$19,892
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
(In millions)	2025	2024

Cash flows from operating activities
Net earnings (loss)	$47	$(156)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	200	208
Deferred income taxes	(34)	(79)
Non-cash stock-based compensation	88	74
Net loss on disposal of property, plant and equipment	—	1
Non-cash restructuring and other charges	3	11
Pension and post-retirement benefit expense	21	18
Pension and post-retirement benefit contributions	(28)	(32)
Other adjustments and non-cash items	(2)	1
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(358)	(219)
Decrease (increase) in inventory and promotional merchandise	6	(10)
Increase in other assets, net	(11)	(47)
Decrease in accounts payable	(204)	(337)
Decrease in other accrued and noncurrent liabilities	(79)	(100)
Increase (decrease) in operating lease assets and liabilities, net	11	(3)
Net cash flows used for operating activities	(340)	(670)

Cash flows from investing activities
Purchases of investments	—	(1)
Capital expenditures	(96)	(141)
Proceeds from the disposition of investments	3	—
Settlement of net investment hedges	(23)	(18)
Net cash flows used for investing activities	(116)	(160)

Cash flows from financing activities
Repayments of long-term debt	(1)	(1)
Settlement of cross-currency swaps	9	10
Net proceeds from stock-based compensation transactions	39	15
Dividends paid to stockholders	(127)	(240)
Payments to acquire treasury stock	(9)	(10)
Payment of deferred consideration	(150)	—
Net cash flows used for financing activities	(239)	(226)

Effect of exchange rate changes on Cash and cash equivalents	(7)	11
Net decrease in Cash and cash equivalents	(702)	(1,045)
Cash and cash equivalents at beginning of period	2,921	3,395
Cash and cash equivalents at end of period	$2,219	$2,350
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

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP in annual financial statements. The unaudited interim consolidated financial statements reflect all normal and recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation (losses) gains, net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) were $(32) million and $115 million, net of tax, during the three months ended September 30, 2025 and 2024, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity as of and for the three months ended September 30, 2025 and 2024. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

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

The accompanying consolidated statements of earnings (loss) include net exchange (losses) gains on foreign currency transactions of $(6) million and $19 million during the three months ended September 30, 2025 and 2024, respectively.

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

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	September 30, 2025	June 30, 2025
Raw materials	$593	$631
Work in process	250	283
Finished goods	1,062	996
Promotional merchandise	157	164
Total inventory and promotional merchandise	$2,062	$2,074

Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in millions)	September 30, 2025	June 30, 2025
Assets (Useful Life)
Land and improvements(1)	$74	$75
Buildings and improvements (10 to 40 years)	1,051	1,057
Machinery and equipment (3 to 20 years)	1,431	1,429
Computer hardware and software (4 to 10 years)	2,077	1,926
Furniture and fixtures (5 to 10 years)	143	145
Leasehold improvements	2,646	2,631
Construction in progress	319	462
Total property, plant and equipment, gross	7,741	7,725
Less accumulated depreciation and amortization	(4,676)	(4,553)
Total property, plant and equipment, net	$3,065	$3,172
(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $170 million and $168 million during the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

Income Taxes

The effective rate for income taxes was 56.9% and 13.3% for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate of 4,360 basis points was attributable in part to the loss before income taxes in the fiscal 2025 first quarter as well as the estimated unfavorable impact of the newly enacted U.S. tax legislation, a higher effective tax rate on the Company's foreign operations due to the Company's full year geographical mix of earnings in the current and prior-year periods and an unfavorable impact associated with the establishment of a valuation allowance against current period foreign tax credit and research and development tax credit U.S. deferred tax assets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, new U.S tax legislation was enacted known as the One Big Beautiful Bill Act. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2026. The most impactful provision effective beginning in fiscal 2026 relates to the expansion of the business interest expense deduction limitation. The resulting increase in tax deductible interest expense reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance. The estimated unfavorable fiscal 2026 impact of the One Big Beautiful Bill Act has been included in the provision for income taxes, and the impact for the three months ended September 30, 2025 was $8 million.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the three months ended September 30, 2025 and was not material.

As of September 30, 2025 and June 30, 2025, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $141 million and $140 million, respectively. The total amount of unrecognized tax benefits at September 30, 2025 that, if recognized, would affect the effective tax rate was $134 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2025 in the accompanying consolidated statements of earnings (loss) was $2 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2025 and June 30, 2025, was $21 million and $19 million, respectively. On the basis of the information available as of September 30, 2025, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

At September 30, 2025 and June 30, 2025, total Other assets of $1,836 million and $1,805 million included $1,366 million and $1,339 million of deferred tax assets, respectively.

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

Outstanding obligations confirmed as valid totaling $65 million and $82 million as of September 30, 2025 and June 30, 2025, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	September 30, 2025	June 30, 2025
Accrued employee compensation	$432	$551
Accrued income taxes	200	282
Accrued payroll and other non-income taxes	351	307
Accrued restructuring	292	279
Accrued sales incentives	318	321
Accrued selling, advertising, marketing, promotion and product development	311	287
Deferred revenue	332	314
Sales return accrual	267	255
Other	873	933
Total other accrued liabilities	$3,376	$3,529

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

FASB ASU No. 2025-06 – Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40)
In September 2025, the FASB issued authoritative guidance to modernize the accounting for the costs to develop software for internal use to align better with current software development methods, such as agile programming. Capitalization of eligible costs will begin when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, entities are required to consider whether there is significant uncertainty associated with the development activities of the software. The new standard does not change the types of costs that are capitalizable once the threshold for capitalization is met. Capitalization ceases when the software project is substantially complete and ready for its intended use, which typically occurs after all substantial testing is completed. Furthermore, the guidance supersedes website development costs guidance and incorporates the recognition requirements for website-specific development costs into Subtopic 350-40. The guidance clarifies that existing disclosure requirements under ASC 360 for property, plant and equipment apply to capitalized costs under the new standard, regardless of how the internal-use software is classified on the balance sheet or how it was acquired.

Effective for the Company: The guidance becomes effective for the Company’s first quarter of fiscal 2029. The guidance can be applied prospectively, retrospectively or through a modified transition approach. Early adoption is permitted.

Impact on consolidated financial statements: The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

FASB ASU No. 2025-05 – Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326)
In July 2025, the FASB issued authoritative guidance related to the estimation of expected credit losses for current accounts receivable and current contract assets. The guidance allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset in the development of a reasonable and supportable forecast as part of estimating expected credit losses. Entities electing the practical expedient are still required to adjust historical loss information to reflect current conditions to the extent that historical loss information does not reflect current conditions. An entity that elects to use the practical expedient is required to disclose that fact.

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

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2025
Goodwill	$1,616	$1,116	$260	$353	$3,345
Accumulated impairments	(435)	(745)	(30)	—	(1,210)
	1,181	371	230	353	2,135

Translation adjustments, goodwill	(24)	—	—	—	(24)
Translation adjustments, accumulated impairments	8	—	—	—	8
	(16)	—	—	—	(16)

Balance as of September 30, 2025
Goodwill	1,592	1,116	260	353	3,321
Accumulated impairments	(427)	(745)	(30)	—	(1,202)
Total goodwill	$1,165	$371	$230	$353	$2,119

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2025			June 30, 2025
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,954	$1,355	$599	$1,984	$1,348	$636
Non-amortizable intangible assets:
Trademarks			3,107			3,123
Total other intangible assets, net			$3,706			$3,759

The aggregate amortization expense related to amortizable intangible assets was $26 million and $36 million for the three months ended September 30, 2025 and 2024, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2026 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2026	2027	2028	2029	2030
Estimated aggregate amortization expense	$78	$87	$71	$69	$67

NOTE 3 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES

Restructuring Program Component of the Profit Recovery and Growth Plan

As announced on November 1, 2023, the Company launched the Profit Recovery and Growth Plan ("PRGP") to help progressively rebuild its profit margins in fiscal years 2025 and 2026.

As a component of the PRGP, on February 5, 2024, the Company announced a two-year restructuring program. The Company committed to this course of action on February 1, 2024.

After reviewing additional potential initiatives and the progress of previously approved initiatives, on February 3, 2025, the Company committed to the expansion of the PRGP, including an expansion of the restructuring program.

The expanded component of the restructuring program began during the Company’s fiscal 2025 third quarter. The focus of the overall expanded restructuring program (collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas, (ii) simplification and acceleration of processes, (iii) outsourcing of select services and (iv) evolution of go-to-market footprint and selling models. Cumulative initiatives under the Restructuring Program are expected to be approved by the end of fiscal 2026 and substantially completed by the end of fiscal 2027.

In connection with the Restructuring Program, as of September 30, 2025, the Company estimates a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of its positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information relating to the Company's Profit Recovery and Growth Plan and related Restructuring Program is included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Restructuring Program Approvals

Cumulative charges for initiatives approved by the Company in connection with the Restructuring Program as of September 30, 2025 and through October 26, 2025, were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Cumulative charges approved through June 30, 2025	$4	$10	$552	$114	$680
Three months ended September 30, 2025	1	—	107	39	147
Cumulative charges approved through September 30, 2025	5	10	659	153	827
October 1, 2025 - October 26, 2025	(1)	—	24	2	25
Cumulative charges approved through October 26, 2025	$4	$10	$683	$155	$852

Included in the above table, cumulative restructuring charges for initiatives approved by the Company in connection with the Restructuring Program as of September 30, 2025 and through October 26, 2025, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Cumulative charges approved through June 30, 2025	$512	$14	$3	$23	$552
Three months ended September 30, 2025	64	39	1	3	107
Cumulative charges approved through September 30, 2025	576	53	4	26	659
October 1, 2025 - October 26, 2025	23	—	—	1	24
Cumulative charges approved through October 26, 2025	$599	$53	$4	$27	$683

Specific actions taken since the Restructuring Program inception to drive future sales growth and productivity to rebuild gross and operating margin profitability include:

•Value Chain Optimization – The Company approved initiatives to reduce spans and layers and right-size organizational capability within its supply chain and research and development functions. These actions will primarily result in employee severance through a net reduction in workforce, as well as asset-related costs and costs to decommission and relocate activities.

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

•Go-to-Market Operating Model Acceleration – The Company approved initiatives to optimize and right-size the organizational structure within its geographic regions to drive greater efficiency and effectiveness, as well as exit unprofitable brands from specific markets and distribution channels. These activities will primarily result in employee severance through a net reduction in workforce, inventory write-offs, as well as costs associated with sales returns.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Digital Organization Transformation – The Company approved initiatives to begin to reorganize and right-size its technology functions, which support its internal enterprise and commercial capabilities, to create a leaner, faster, more effective and more agile technology organization. These activities will primarily result in employee severance through a net reduction in workforce, as well as asset-related costs.

Once the relevant accounting criteria have been met, the Company expects to record cumulative restructuring and other charges of approximately $852 million (before tax) in connection with these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through June 30, 2025	$—	$9	$524	$77	$610
Three months ended September 30, 2025	—	(2)	72	17	87
Cumulative charges through September 30, 2025	$—	$7	$596	$94	$697

Included in the above table, cumulative restructuring charges recorded by the Company in connection with the Restructuring Program as of September 30, 2025, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2025	$503	$13	$3	$5	$524
Three months ended September 30, 2025	66	5	—	1	72
Cumulative charges through September 30, 2025	$569	$18	$3	$6	$596

Changes in accrued restructuring charges from the Restructuring Program for the three months ended September 30, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2025	$369	$—	$2	$—	$371
Charges	66	5	—	1	72
Cash payments	(66)	—	—	(1)	(67)
Non-cash asset-related costs	—	(5)	—	—	(5)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at September 30, 2025	$367	$—	$2	$—	$369

Accrued restructuring charges at September 30, 2025 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $248 million, $104 million and $17 million for the remainder of fiscal 2026 and for fiscal 2027 and 2028, respectively.

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

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. Costs associated with entering into derivative financial instruments have not been material to the Company’s consolidated financial results. At September 30, 2025, the notional amount of derivatives not designated as hedging instruments was $3,314 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Hedges

The Company enters into interest rate derivative contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At September 30, 2025, the Company has interest rate swap agreements, with notional amounts totaling $700 million, $300 million and $300 million, to effectively convert the fixed rate interest on its 2030 Senior Notes, 2031 Senior Notes and 2034 Senior Notes, respectively, to variable interest rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At September 30, 2025, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings (loss) will be recognized in Accumulated Other Comprehensive Loss ("AOCI").

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of September 30, 2025 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net gain on derivative instruments designated as fair value hedges in AOCI was $10 million and $7 million as of September 30, 2025 and June 30, 2025, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions and receivables and payables denominated in foreign currencies have been designated as cash flow hedges and have varying maturities through the end of March 2027. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At September 30, 2025, the Company had cash flow hedges outstanding with a notional amount totaling $1,270 million.

For foreign currency hedge contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of September 30, 2025, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of September 30, 2025 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $24 million. The accumulated net gain (loss) on derivative instruments designated as cash flow hedges in AOCI was $3 million and $(13) million as of September 30, 2025 and June 30, 2025, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2025, the Company had net investment hedges outstanding with notional amounts totaling $1,077 million.

Credit Risk

As a matter of policy, the Company enters into derivative contracts only with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $74 million at September 30, 2025. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30, 2025	June 30, 2025	Balance Sheet Location	September 30, 2025	June 30, 2025
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts(2)	Prepaid expenses and other current assets; Other assets	$6	$7	Other accrued liabilities	$37	$82
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	64	50	Other accrued liabilities	1	15
Interest rate contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	100	104
Total Derivatives Designated as Hedging Instruments		70	57		138	201
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	4	25	Other accrued liabilities	3	15
Total derivatives		$74	$82		$141	$216

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency forward contracts at September 30, 2025 is $1 million, classified within Other assets in the accompanying consolidated balance sheets. There were no amounts classified in Other assets at June 30, 2025.
(3)Included in the asset derivatives for the cross-currency swap contracts at September 30, 2025 and June 30, 2025 is approximately $50 million and $40 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Three Months Ended September 30,			Three Months Ended September 30,
(In millions)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$16	$(47)	Net sales	$—	$10
Total cash flow hedges	16	(47)		—	10
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	—	(64)		—	—
Cross-currency swap contracts(4)	15	—		—	—
Total net investment hedges	15	(64)		—	—

Total derivatives	$31	$(111)		$—	$10

(1)There was no amount reclassified into the accompanying consolidated statements of earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)During the three months ended September 30, 2025 and 2024, the gain recognized in the accompanying consolidated statements of earnings (loss) from foreign currency forward contracts related to the amount excluded from effectiveness testing was $3 million and $7 million, respectively.
(4)During the three months ended September 30, 2025, the gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing was $3 million.

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
		Three Months Ended September 30,
(In millions)		2025	2024
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$12	$(53)
Interest rate contracts (2)	Interest expense	$4	$41

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing during the three months ended September 30, 2025 and 2024 was $5 million and $4 million, respectively.
(2)Changes in the fair value of the interest rate contracts are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in the accompanying consolidated statements of earnings (loss) for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2025	September 30, 2025
Long-term debt	$1,185	$(100)
Intercompany debt	$—	$54

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30,
	2025			2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the accompanying consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$3,481	$2,296	$86	$3,361	$2,298	$92
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(4)	N/A	N/A	(41)
Derivatives designated as hedging instruments	N/A	N/A	4	N/A	N/A	41

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(12)	N/A	N/A	53	N/A
Derivatives designated as hedging instruments	N/A	12	N/A	N/A	(53)	N/A

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain (loss) reclassified from AOCI	—	N/A	N/A	10	N/A	N/A
N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended September 30,
(In millions)		2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$16	$(50)

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

	As of September 30, 2025			As of June 30, 2025
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Instruments
Derivative assets	$74	$(30)	$44	$82	$(60)	$22
Derivative liabilities	(141)	30	(111)	(216)	60	(156)
Total derivatives	$(67)	$—	$(67)	$(134)	$—	$(134)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$448	$—	$—	$448
Foreign currency forward contracts	—	10	—	10
Cross-currency swap contracts	—	64	—	64
Total	$448	$74	$—	$522

Liabilities:
Foreign currency forward contracts	$—	$40	$—	$40
Interest rate contracts	—	100	—	100
Cross-currency swap contracts	—	1	—	1
Total	$—	$141	$—	$141

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$727	$—	$—	$727
Foreign currency forward contracts	—	32	—	32
Cross-currency swap contracts	—	50	—	50
Total	$727	$82	$—	$809

Liabilities:
Foreign currency forward contracts	$—	$97	$—	$97
Interest rate contracts	—	104	—	104
Cross-currency swap contracts	—	15	—	15
Total	$—	$216	$—	$216

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis are as follows:

	September 30, 2025		June 30, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$7,323	$6,903	$7,317	$6,794
Deferred consideration payable	$172	$174	$322	$323

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

NOTE 6 – REVENUE RECOGNITION

Disaggregation of net sales by the Company's geographic regions(1) are as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
The Americas	$1,174	$1,197
Europe, United Kingdom and Ireland and Emerging Markets ("EUKEM")	901	868
Asia/Pacific(2)	873	806
Mainland China	532	490
	3,480	3,361
Returns associated with restructuring and other activities	1	—
Net sales	$3,481	$3,361

(1)The Company has reorganized its geographic regions, effective July 1, 2025 and has presented the information for the three months ended September 30, 2025 and 2024 under this new basis.
(2)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $39 million and $38 million as of September 30, 2025 and June 30, 2025, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	September 30, 2025
Balance at June 30, 2025	$26
Provision for expected credit losses	2
Write-offs, net & other	(1)
Balance at September 30, 2025	$27

The remaining balance of the allowance for doubtful accounts and customer deductions of $12 million as of September 30, 2025 and June 30, 2025, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue are as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
Deferred revenue, beginning of period	$533	$560
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(127)	(148)
Revenue deferred during the period	141	154
Other	1	1
Deferred revenue, end of period	$548	$567

Transaction Price Allocated to the Remaining Performance Obligations

At September 30, 2025, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $332 million. The remaining balance of deferred revenue at September 30, 2025 will be recognized beyond the next twelve months, of which $207 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years ending in fiscal 2043.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost for the three months ended September 30, 2025 and 2024 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$9	$9	$7	$7	$—	$—
Interest cost	14	13	4	5	2	2
Expected return on plan assets	(13)	(13)	(7)	(7)	—	—
Amortization of:
Actuarial loss (gain)	5	5	—	(1)	—	—
Prior service cost	—	—	—	—	(1)	(2)
Special termination benefits	—	—	1	—	—	—
Net periodic benefit cost	$15	$14	$5	$4	$1	$—

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30, 2025	June 30, 2025
Other assets	$128	$128
Other accrued liabilities	(44)	(44)
Other noncurrent liabilities	(340)	(349)
Funded status	(256)	(265)
Accumulated other comprehensive loss	264	268
Net amount recognized	$8	$3

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management believes that the outcome of all remaining current litigation and other legal proceedings will not have a material adverse effect upon the Company’s business, results of operations, financial condition or cash flows. Reasonably possible losses in addition to the amounts accrued for the Company's remaining litigation and legal proceedings are not expected to be material to the Company’s consolidated financial statements. However, management's assessment of the Company's current litigation and other legal proceedings, including the Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters, could change in light of the discovery of facts with respect to legal actions or other proceedings pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which are not in accord with management's evaluation of the possible liability or outcome of such litigation or proceedings.

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

In fiscal 2025, on May 8, 2025, two additional stockholder derivative action complaints were filed in the United States District Court for the Southern District of New York against certain of the Company’s current and former officers and directors alleging breach of fiduciary duty and unjust enrichment from the sale of stock by certain individual defendants during the time period surrounding the allegations of false and misleading statements in the purported securities class action described above. Then, on June 23, 2025, another stockholder derivative action complaint was filed in the Supreme Court of the State of New York in Kings County against certain of the Company’s current and former officers and directors, also alleging breach of fiduciary duty and unjust enrichment as well as claims of waste, gross mismanagement and insider trading.

In fiscal 2026, on September 15 and September 26, 2025, two additional stockholder derivative action complaints were filed in Delaware Chancery Court against certain of the Company’s current and former officers and directors, also alleging breach of fiduciary duty and unjust enrichment as well as claims of waste, gross mismanagement and insider trading.

The Company believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of losses, if any, as the matters are in their early stages.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of September 30, 2025, there were 91 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 84 cases as of June 30, 2025. During the three months ended September 30, 2025, 15 new cases were filed and 8 cases were resolved by settlement or voluntary dismissal.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In view of the number of cases pending against the Company at June 30, 2024, as well as the evolution of the litigation landscape and expectations regarding future claims at that time, the Company took action from the end of August 2024 through October 2024 to mitigate its future exposure. During that period, the Company reached agreements with certain plaintiff law firms (collectively, the “talcum litigation settlement agreements”) for: (i) the resolution of over 200 pending cosmetic talcum powder matters handled by those firms as well as (ii) a process for resolving potential future cosmetic talcum powder claims expected to be brought on behalf of plaintiffs by those firms from January 1, 2025 through December 31, 2029, with annual capped amounts per year for each participating law firm.

To account for the talcum litigation settlement agreements, the Company recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current and potential future claims (amounts recorded for potential future claims were based on the best estimate of the probable loss at that time, and actual additional charges and any further reasonably possible losses beyond the amounts recorded during the three months ended September 30, 2024 has not been and is not expected to be material). As of September 30, 2025, $28 million is recorded in Other accrued liabilities and $85 million is recorded in Other noncurrent liabilities in the accompanying consolidated balance sheet related to the talcum litigation settlement agreements.

There are and could be other plaintiff law firms outside of those included in the talcum litigation settlement agreements that bring claims against the Company. The value of other settlements outside of the talcum litigation settlement agreements, either individually or in the aggregate, for the three months ended September 30, 2025 and 2024 was not material. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made, as needed, for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining filed cases, the Company records an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of cases the Company has resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts recorded during the three months ended September 30, 2025 and 2024 for such litigation, outside of the talcum litigation settlement agreements, are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated for cosmetic talcum matters, outside of the talcum litigation settlement agreements.

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

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units and share units. Compensation expense attributable to net stock-based compensation was $88 million and $74 million for the three months ended September 30, 2025 and 2024, respectively.

Stock Options

During the three months ended September 30, 2025, the Company granted stock options in respect of approximately 1.1 million shares of Class A Common Stock with a weighted average exercise price per share of $91.77 and a weighted average grant date fair value per share of $34.80. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock Units

During the three months ended September 30, 2025, the Company granted RSUs in respect of approximately 3.5 million shares of Class A Common Stock with a weighted average grant date fair value per share of $91.66 that, at the time of grant, are scheduled to vest at 1.2 million, 1.5 million, and 0.8 million shares per year, in fiscal 2027, fiscal 2028 and fiscal 2029, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the above are one-time grants in respect of approximately 0.5 million shares of Class A Common Stock scheduled to cliff vest in fiscal 2028 with a weighted average grant-date fair value per share of $91.77 made under the Profit Recovery and Growth Plan Incentive Program which was implemented in an effort to incentivize and retain leaders who are critical to the success of the PRGP.

Performance Share Units
For the PSUs granted in fiscal 2023 with a performance period ended June 30, 2025, the target goals set at the time of issuance were not achieved, resulting in no shares of the Company’s Class A Common Stock issued related to these awards.

Long-term Performance Share Units
On September 2, 2025, the Company issued 68,578 shares of the Company’s Class A Common Stock to its former Chief Executive Officer in accordance with the terms of PSUs granted in March 2021. The total fair value of PSUs at the time of issuance was $6.2 million.

On September 3, 2024, the Company issued 195,940 shares of the Company’s Class A Common Stock to its former Chief Executive Officer in accordance with the terms of PSUs granted in February 2018. The total fair value of PSUs at the time of issuance was $18 million.

Long-term Price-Vested Units

On September 2, 2025, the Company issued 85,927 shares of the Company’s Class A Common Stock to its former Chief Executive Officer in accordance with the terms of price-vested unit awards ("PVUs") granted in March 2021. The total fair value of PVUs at the time of issuance was $7.7 million.

NOTE 10 – NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per common share (“basic EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net earnings (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method. For the three months ended September 30, 2024, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,
(In millions, except per share data)	2025	2024
Numerator:
Net earnings (loss)	$47	$(156)

Denominator:
Weighted average common shares outstanding – Basic	361.2	359.6
Effect of dilutive stock options	—	—
Effect of PSUs	—	—
Effect of RSUs	2.1	—
Weighted average common shares outstanding – Diluted	363.3	359.6

Net earnings (loss) per common share:
Basic	$.13	$(.43)
Diluted	$.13	$(.43)

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30,
(In millions)	2025	2024
Stock options	8.5	7.6
RSUs and PSUs	0.7	1.2

As of September 30, 2025 and 2024, 0.5 million and 0.6 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 19 – Stock Programs in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY
Total Stockholders’ Equity

	Three Months Ended September 30,
(In millions, except per share data)	2025	2024
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	7,012	6,685
Common stock dividends	3	3
Stock-based compensation	126	90
Paid-in capital, end of the period	7,141	6,778

Retained earnings, beginning of the period	11,672	13,427
Common stock dividends	(128)	(240)
Net earnings (loss)	47	(156)
Retained earnings, end of the period	11,591	13,031

Accumulated other comprehensive loss, beginning of the period	(1,127)	(1,140)
Other comprehensive (loss) earnings	(14)	83
Accumulated other comprehensive loss, end of the period	(1,141)	(1,057)

Treasury stock, beginning of the period	(13,698)	(13,664)
Stock-based compensation	(9)	(10)
Treasury stock, end of the period	(13,707)	(13,674)

Total equity	$3,890	$5,084

Cash dividends declared per common share	$.35	$.66

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2025:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2025	September 2, 2025	September 16, 2025	$.35

On October 29, 2025, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 15, 2025 to stockholders of record at the close of business on November 28, 2025.

Common Stock
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the three months ended September 30, 2025:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts - Fair Value Hedge Gain(2)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2025	$(11)	$6	$(204)	$(918)		$(1,127)
OCI before reclassifications (3)	13	6	—	(32)	(1)	(13)
Amounts reclassified to Net earnings	—	(4)	3	—		(1)
Net current-period OCI	13	2	3	(32)		(14)
Balance at September 30, 2025	$2	$8	$(201)	$(950)		$(1,141)

(1)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.
(2)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(3)The tax provision included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts - Fair Value Hedge Gain and Translation Adjustments are $3 million, $2 million, and $5 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three months ended September 30, 2025 and 2024:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended September 30,
(In millions)	2025	2024
Gain (Loss) on Cash Flow Hedges
Foreign currency forward contracts	$—	$10	Net sales
Provision for income taxes	—	(3)	Provision (benefit) for income taxes
Total gain on cash flow hedges, net of tax	—	7	Net earnings (loss)

Gain on Cross-Currency Swap Contracts - Fair Value Hedge
Cross-currency swap contracts	5	4	Selling, general and administrative
Provision for income taxes	(1)	(1)	Provision (benefit) for income taxes
Total gain on cross-currency swap contracts - fair value hedge, net of tax	4	3	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	1	2	Other components of net periodic benefit cost
Amortization of actuarial loss	(5)	(4)	Other components of net periodic benefit cost
Total retirement plan and other retiree benefit adjustments, before tax	(4)	(2)	Other components of net periodic benefit cost
Benefit for income taxes	1	—	Provision (benefit) for income taxes
Total retirement plan and other retiree benefit adjustments, net of tax	(3)	(2)	Net earnings (loss)

Total reclassification adjustments, net	$1	$8	Net earnings (loss)

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2025 and 2024 is as follows:

(In millions)	2025	2024
Cash:
Cash paid during the period for interest	$62	$63
Cash paid during the period for income taxes	$148	$195

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$24	$26
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$53	$210

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13 – SEGMENT DATA AND RELATED INFORMATION
Operating segments include components of an enterprise for which separate financial information is available that are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Although the Company operates in one business segment, beauty products, the chief operating decision maker evaluates performance based on its four major product categories: skin care, makeup, fragrance and hair care. These product categories meet the definition of operating and reportable segments and, accordingly, additional financial data is provided below. Royalty revenue associated with the license of the TOM FORD trademark as well as sales and related results of ancillary products and services that do not fit within the Company's definitions of skin care, makeup, fragrance and hair care are included in the other category.

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

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the chief operating decision maker or included herein.
Information about the Company's four operating segments is as follows:

(In millions)	Three Months Ended September 30, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$3,481
Less: Other category net sales					25
Less: Returns associated with restructuring and other activities					1
Segment net sales	$1,575	$1,030	$721	$129	$3,455

Cost of sales	419	280	180	36	915
Selling, general and administrative expenses	969	765	455	105	2,294
Segment operating income (loss)	$187	$(15)	$86	$(12)	$246
Other category operating income					9
Charges associated with restructuring and other activities					(86)
Operating income					169

Reconciliation to earnings before income taxes:
Interest expense					(86)
Interest income and investment income, net					30
Other components of net periodic benefit cost					(4)
Earnings before income taxes					$109

Segment depreciation and amortization	$90	$59	$41	$8	$198
Other category					2
Depreciation and amortization					$200

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Three Months Ended September 30, 2024
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$3,361
Less: Other category net sales					25
Less: Returns associated with restructuring and other activities					—
Segment net sales	$1,529	$1,038	$630	$139	$3,336

Cost of sales	424	295	149	40	908
Selling, general and administrative expenses	988	769	421	117	2,295
Other segment items(1)	—	159	—	—	159
Segment operating income (loss)	$117	$(185)	$60	$(18)	$(26)
Other category operating income					11
Charges associated with restructuring and other activities					(106)
Operating loss					(121)

Reconciliation to loss before income taxes:
Interest expense					(92)
Interest income and investment income, net					35
Other components of net periodic benefit cost					(2)
Loss before income taxes					$(180)

Segment depreciation and amortization	$95	$64	$39	$9	$207
Other category					1
Depreciation and amortization					$208
(1) Other segment items include Talcum litigation settlement agreements

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS

The Estée Lauder Companies Inc. is one of the world’s leading manufacturers, marketers and sellers of quality skin care, makeup, fragrance and hair care products. We are a steward of over 20 luxury and prestige brands globally. Our products are sold in approximately 150 countries and territories. We operate as a wholesaler, with our products sold in brick-and-mortar locations and on various e-commerce platforms, including those operated by department stores, duty-free retailers, specialty-multi retailers, online pure players, upscale perfumeries and pharmacies, and top-tier salons and spas. Additionally, we operate a direct-to-consumer business across freestanding stores, our brands' websites and third-party online platforms.

	Three Months Ended September 30,
	2025		2024
($ in millions)	$	%	$	%
Net sales	$3,481	100.0%	$3,361	100.0%
Cost of sales	927	26.6	928	27.6
Gross profit	2,554	73.4	2,433	72.4

Operating expenses:
Selling, general and administrative	2,296	66.0	2,298	68.4
Restructuring and other charges	89	2.6	97	2.9
Talcum litigation settlement agreements	—	—	159	4.7
Total operating expenses	2,385	68.5	2,554	76.0

Operating income (loss)	169	4.9	(121)	(3.6)
Interest expense	86	2.5	92	2.7
Interest income and investment income, net	30	0.9	35	1.0
Other components of net periodic benefit cost	4	0.1	2	0.1

Earnings (loss) before income taxes	109	3.1	(180)	(5.4)
Provision (benefit) for income taxes	62	1.8	(24)	(0.7)

Net earnings (loss)	$47	1.4%	$(156)	(4.6)%
Not adjusted for differences caused by rounding

THE ESTÉE LAUDER COMPANIES INC.
The following table is a comparative summary of operating results for the three months ended September 30, 2025 and 2024, for our product categories and geographic regions and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies and Note 13 – Segment Data and Related Information, for our product categories that meet the definition of reportable segments, for all periods presented. Royalty revenue from license arrangements, and products and services that do not fit within our definitions of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Three Months Ended September 30,
(In millions)	2025	2024
NET SALES
By Product Category:
Skin Care	$1,575	$1,529
Makeup	1,030	1,038
Fragrance	721	630
Hair Care	129	139
Other	25	25
	3,480	3,361
Returns associated with restructuring and other activities	1	—
Net sales	$3,481	$3,361

By Geographic Region(1):
The Americas	$1,174	$1,197
Europe, United Kingdom and Ireland and Emerging Markets ("EUKEM")	901	868
Asia/Pacific	873	806
Mainland China	532	490
	3,480	3,361
Returns associated with restructuring and other activities	1	—
Net sales	$3,481	$3,361

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$187	$117
Makeup	(15)	(185)
Fragrance	86	60
Hair Care	(12)	(18)
Other	9	11
	255	(15)
Charges associated with restructuring and other activities	(86)	(106)
Operating income (loss)	$169	$(121)

By Geographic Region(1)(2):
The Americas	$87	$(85)
EUKEM	6	10
Asia/Pacific	150	76
Mainland China	12	(16)
	255	(15)
Charges associated with restructuring and other activities	(86)	(106)
Operating income (loss)	$169	$(121)

(1) The net sales and operating results from the Company’s travel retail business are included in the Asia/Pacific region.
(2) Operating results by geographic region for the fiscal 2025 first quarter have been adjusted to reflect the correction of a regional misclassification in the amounts furnished in the Form 8-K on October 2, 2025 related to a one-time charge during the fiscal 2025 first quarter. The misclassification was offset in the fiscal 2025 second quarter (quarter-to-date period) furnished amounts, and the adjusted amounts will be reflected in the fiscal 2026 second quarter Form 10-Q. No other periods were impacted and there is no impact on the consolidated financial results or results by product category.

THE ESTÉE LAUDER COMPANIES INC.
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

We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates affect our results of operations. Therefore, we present certain net sales, operating results and diluted net earnings (loss) per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using prior-year monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

Outlook

We have experienced challenges within our business and we expect volatility and uncertainty to continue. Although there are signs of stabilization in Mainland China, travel retail conversion continues to be weak and challenges persist in Western Europe, including subdued sentiment. Additionally, within the United States we continue to experience headwinds from challenges in department stores. These challenges are collectively expected to impact net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We are continuing to monitor and assess the potential effects of new and existing tariffs in the United States as well as in other markets in which we operate. These tariffs have led to significant volatility and uncertainty in global markets and difficulty in forecasting demand. We have implemented and are continuing to implement and consider additional mitigation measures. The impact was not material to fiscal 2026 first quarter profitability and cash flows, however, even if we can minimize some of these impacts, we anticipate higher tariff rates to have an adverse effect on fiscal 2026 profitability and cash flows, and depending on actual rates and countries imposing tariffs such adverse impacts could be material.

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

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. We are continuing to monitor and evaluate the potential impact of incorporating the global minimum tax in additional countries that have yet to enact the legislation.

On July 4, 2025, new U.S tax legislation was enacted known as the One Big Beautiful Bill Act. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, and we are continuing to evaluate the potential impact of the provisions that are expected to be effective in future fiscal years.

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

As a component of the PRGP, on February 5, 2024, we announced a two-year restructuring program. We committed to this course of action on February 1, 2024.

After reviewing additional potential initiatives and the progress of previously approved initiatives, on February 3, 2025, we committed to the expansion of the PRGP, including an expansion of the restructuring program.

The expanded component of the restructuring program began during our fiscal 2025 third quarter. The focus of the overall expanded restructuring program (collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas, (ii) simplification and acceleration of processes, (iii) outsourcing of select services and (iv) evolution of go-to-market footprint and selling models. Specific initiatives under the Restructuring Program are expected to be approved by the end of fiscal 2026 and substantially completed by the end of fiscal 2027.

In connection with the Restructuring Program, as of September 30, 2025 we estimate a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of our positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

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

NET SALES

	Three Months Ended September 30,
($ in millions)	2025	2024
As Reported:
Net sales	$3,481	$3,361
$ Change from prior-year period	120
% Change from prior-year period	4%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased for the three months ended September 30, 2025, driven by an increase in net sales in the fragrance and skin care product categories.

By geographic region, reported net sales increased across all geographic regions, with the exception of The Americas. The increase in net sales was primarily driven by higher net sales in our travel retail business, and to a lesser extent, in Mainland China.
Reported net sales were impacted by approximately $25 million of favorable foreign currency translation for the three months ended September 30, 2025.

Reported net sales increased 4% for the three months ended September 30, 2025, driven by the increase from pricing of 2% reflecting the favorable impact from strategic price actions and changes in mix, the increase from volume of 1%, and the favorable impact from foreign currency translation of 1%.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impacts of return adjustments associated with restructuring and other activities of $1 million for the three months ended September 30, 2025. There were no returns associated with restructuring and other activities for the three months ended September 30, 2024.

THE ESTÉE LAUDER COMPANIES INC.
Product Categories
Reported net sales for our product categories for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(1)
Skin Care	$1,575	$1,529	$46	3%	3%
Makeup	1,030	1,038	(8)	(1)	(2)
Fragrance	721	630	91	14	13
Hair Care	129	139	(10)	(7)	(7)
Other	25	25	—	—	—
	3,480	3,361	119	4	3
Returns associated with restructuring and other activities	1	—	1	100	100
Net sales	$3,481	$3,361	$120	4%	3%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Skin Care

Reported skin care net sales increased $46 million, or 3%, for the three months ended September 30, 2025, reflecting higher net sales from La Mer and Estée Lauder, combined, of approximately $54 million.

Net sales from La Mer increased, primarily driven by higher net sales in our Asia travel retail business, attributable to the low prior-year period net sales base which reflected (i) the challenging retail environment, including low consumer sentiment and conversion from Chinese consumers, as well as (ii) our prior-year efforts to improve in-trade inventory levels. The increase in net sales from Estée Lauder was primarily driven by higher net sales in our Asia travel retail business, as reflected above, and higher net sales in Mainland China, primarily driven by the impacts from new product launches, and reflecting an improvement in the retail environment, including improved consumer sentiment comparatively, to the prior-year period.
Skin care net sales were impacted by approximately $7 million of favorable foreign currency translation for the three months ended September 30, 2025.

Reported skin care net sales increased 3% for the three months ended September 30, 2025, driven by the increase from pricing of 3% reflecting the favorable impact from strategic pricing actions and changes in mix. The impact from volume was flat period-over-period.

Makeup
Reported makeup net sales decreased $8 million, or 1%, for the three months ended September 30, 2025, reflecting lower net sales from Bobbi Brown and Too Faced, combined, of approximately $17 million.

The decrease in net sales from Bobbi Brown was primarily driven by lower net sales in the face subcategory reflecting the unfavorable year-over-year impact of new product launch shipments and lower net sales in the eye subcategory reflecting a reduction in color palettes. Net sales from Too Faced decreased, primarily driven by North America, reflecting lower net sales in the face and eye subcategories.

Partially offsetting the makeup net sales decrease were higher net sales from Estée Lauder, primarily driven by higher net sales in our Asia travel retail business, attributable to the low prior-year period net sales base which reflected (i) the challenging retail environment, including low consumer sentiment and conversion from Chinese consumers, as well as (ii) our prior-year efforts to improve in-trade inventory levels.

THE ESTÉE LAUDER COMPANIES INC.
Makeup net sales were impacted by approximately $10 million of favorable foreign currency translation for the three months ended September 30, 2025.

Reported makeup net sales decreased 1% for the three months ended September 30, 2025, driven by the decrease from pricing of 1% reflecting changes in mix partially offset by the favorable impact from strategic pricing actions. Partially offsetting the decrease was the favorable impact from foreign currency translation of 1%. The impact from volume was flat period-over-period.

Fragrance

Reported fragrance net sales increased $91 million, or 14% for the three months ended September 30, 2025, primarily driven by higher net sales from Le Labo, TOM FORD, and Jo Malone London, combined, of approximately $76 million. The increase in net sales for Le Labo reflected growth from targeted expanded consumer reach and the success of hero products. Net sales from TOM FORD increased, primarily driven by growth in the Private Blend and Signature franchises, reflecting the benefit from new product launches which created halo benefits on existing products. Net sales from Jo Malone London increased reflecting higher net sales in the cologne subcategory, including success from hero franchises and holiday campaigns, as well as new product launches.

Fragrance net sales were impacted by approximately $8 million of favorable foreign currency translation for the three months ended September 30, 2025.

Reported fragrance net sales increased 14% for the three months ended September 30, 2025, driven by the increase from volume of 8%, an increase from pricing of 5% reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 1%.

Hair Care

Reported hair care net sales decreased $10 million, or 7%, for the three months ended September 30, 2025, driven by lower net sales from Aveda, reflecting the brand’s strategies to improve long-term performance, including (i) planned reductions in online promotional activity and (ii) the exit from underperforming doors, including freestanding stores. Also contributing to the decrease in Aveda net sales was continued softness in the salon channel. These declines were partially offset by the impact from its launch in Amazon's U.S. Premium Beauty store during the fiscal 2025 fourth quarter.

Reported hair care net sales decreased 7% for the three months ended September 30, 2025, driven by the decrease from volume of 14%, partially offset by an increase from pricing of 6% reflecting changes in mix and the favorable impact from strategic pricing actions.

Geographic Regions

Reported net sales by geographic region for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(2)
The Americas	$1,174	$1,197	$(23)	(2)%	(2)%
EUKEM	901	868	33	4	—
Asia/Pacific(1)	873	806	67	8	9
Mainland China	532	490	42	9	9
	3,480	3,361	119	4	3
Returns associated with restructuring and other activities	1	—	1	100	100
Net sales	$3,481	$3,361	$120	4%	3%
(1)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.
(2)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased for the three months ended September 30, 2025, primarily driven by higher net sales in Asia/Pacific and in Mainland China, combined, of approximately $109 million.

The increase in net sales in Asia/Pacific was primarily driven by higher net sales in our travel retail business, led by Asia travel retail, attributable to the low prior-year period net sales base which reflected (i) the challenging retail environment, including low consumer sentiment and conversion from Chinese consumers, as well as (ii) our prior-year efforts to improve in-trade inventory levels. Also contributing to the increase in net sales from our travel retail business was higher net sales from our Europe, the Middle East & Africa travel retail business, primarily driven by growth in fragrance.

The increase in net sales in Mainland China for the three months ended September 30, 2025 was primarily driven by the impact from new product launches and the expansion of The Ordinary into the region during the fiscal 2025 third quarter, and also reflected an improvement in the retail environment, including improved consumer sentiment comparatively, to the prior-year period.

Partially offsetting the reported net sales increase was lower net sales in North America, primarily reflecting continued challenges in department stores, including the impact from store closures related to a retailer bankruptcy as well as softness in certain retailers, and elevated levels of inventory for some brands that continued through the quarter. Partially offsetting the net sales decline for North America was growth from shipments in support of our Amazon Premium Beauty stores in the U.S. and Canada, including ongoing brand expansion on the platform.

Reported net sales in The Americas decreased 2% for the three months ended September 30, 2025, driven by the decrease from volume of 3%, partially offset by an increase from pricing of 2% reflecting changes in mix and the favorable impact from strategic pricing actions.

Reported net sales in EUKEM increased 4% for the three months ended September 30, 2025, driven by the favorable impact of foreign currency translation of 4% and an increase from pricing of 3% reflecting the favorable impact from strategic pricing actions and changes in mix. Partially offsetting these increases was the decrease from volume of 3%.

Reported net sales in Asia/Pacific increased 8% for the three months ended September 30, 2025, driven by an increase from pricing of 5% reflecting the favorable impact from strategic pricing actions and changes in mix, and the increase from volume of 4%.

Reported net sales in Mainland China increased 9% for the three months ended September 30, 2025, driven by an increase from volume of 12%, partially offset by a decrease in pricing of 3%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
GROSS MARGIN
Gross margin increased to 73.4% for the three months ended September 30, 2025, as compared with 72.4% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2025
Three Months Ended
As Reported:
Mix of business	50
Obsolescence charges	20
Manufacturing costs and other	20
Foreign exchange transactions	(30)
Charges associated with restructuring and other activities	40
As Reported Gross Margin Basis Point Variance	100

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	(40)
Non-GAAP Gross Margin Basis Point Variance	60

The increase in gross margin for the three months ended September 30, 2025 reflected net benefits from the PRGP, which included favorable impacts across our mix of business, obsolescence charges and manufacturing costs and other. The favorability within mix of business was driven by reductions in promotional activity, and the favorability within obsolescence charges was driven by reductions in excess inventory. Manufacturing costs and other reflects the favorable impact of cost efficiencies within our global supply chain network, partially offset by the impact of inflation on our costs.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 68.5% for the three months ended September 30, 2025, as compared with 76.0% in the prior-year period.

Favorable (Unfavorable) Basis Points
September 30, 2025
Three Months Ended
As Reported:
General and administrative expenses	90
Advertising, marketing, promotion and product development	140
Selling	30
Shipping	30
Store operating costs	10
Stock-based compensation	(20)
Foreign exchange transactions	(30)
Charges associated with restructuring and other activities	30
Talcum litigation settlement agreements	470
As Reported Operating Expense Margin Basis Point Variance	750

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	(40)
Talcum litigation settlement agreements	(470)
Non-GAAP Operating Expense Margin Basis Point Variance	240

The favorability in our operating expense margin reflects lower expenses within non-consumer-facing areas of the business, primarily within general and administrative, marketing and product development expenses. These reductions were driven by lower employee-related costs realized through initiatives as part of the PRGP, with the general and administrative favorability partially offset by the year-over-year increase in employee incentive costs. Partially offsetting these expense reductions were increased investments in consumer-facing areas of the business to drive sales, including advertising, selling, promotion and store operating expenses.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended September 30,
($ in millions)	2025	2024
As Reported:
Operating income (loss)	$169	$(121)
$ Change from prior-year period	290
% Change from prior-year period	100+%

Operating margin	4.9%	(3.6)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and talcum litigation settlement agreements	77%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three months ended September 30, 2025 was driven by the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million, reflected within the favorable operating expense margin, as well as the increase in net sales and increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income (loss) by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended September 30, 2025 and 2024 of $86 million and $106 million, respectively.
Product Categories
Reported Operating income (loss) for our product categories for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
($ in millions)	2025	2024	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$187	$117	$70	60%	60%
Makeup	(15)	(185)	170	92	42	Adjusted for the impact of talcum litigation settlement agreements.
Fragrance	86	60	26	43	43
Hair Care	(12)	(18)	6	33	33
Other	9	11	(2)	(18)	(18)
	255	(15)	270	100+	77
Charges associated with restructuring and other activities	(86)	(106)	20	19	68
Operating income (loss)	$169	$(121)	$290	100+%	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Skin Care

Reported skin care operating income increased $70 million, or 60%, for the three months ended September 30, 2025, reflecting an increase in net sales, as well as lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP.

Makeup

Reported makeup operating loss decreased $170 million, or 92%, for the three months ended September 30, 2025, primarily reflecting the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million, and to a lesser extent lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP.

Fragrance

Reported fragrance operating income increased $26 million, or 43%, for the three months ended September 30, 2025, reflecting higher net sales, partially offset by higher cost of sales, and an increase in investments in consumer-facing areas of the business, including selling expenses to support targeted expanded consumer reach, higher promotion expenses to support new product launches, and higher store operating costs to support targeted expanded consumer reach.

Hair Care

Reported hair care operating loss decreased $6 million, or 33%, for the three months ended September 30, 2025, primarily reflecting lower operating expenses and cost of sales, partially offset by lower net sales.
Geographic Regions

	Three Months Ended September 30,
($ in millions)	2025	2024(1)	$ Change	% Change (As Reported)	% Change (Non-GAAP)(2)	Non-GAAP Financial Measure(2)
The Americas	$87	$(85)	$172	100+%	18%	Adjusted for the impact of talcum litigation settlement agreements
EUKEM	6	10	(4)	(40)	(40)
Asia/Pacific(3)	150	76	74	97	97
Mainland China	12	(16)	28	100+	100+
	255	(15)	270	100+	77
Charges associated with restructuring and other activities	(86)	(106)	20	19	68
Operating income (loss)	$169	$(121)	$290	100+%	100+%

(1)Operating results by geographic region for the fiscal 2025 first quarter have been adjusted to reflect the correction of a regional misclassification in the amounts furnished in the Form 8-K on October 2, 2025 related to a one-time charge during the fiscal 2025 first quarter. The misclassification was offset in the fiscal 2025 second quarter (quarter-to-date period) furnished amounts, and the adjusted amounts will be reflected in the fiscal 2026 second quarter Form 10-Q. No other periods were impacted and there is no impact on the consolidated financial results or results by product category.
(2)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 46 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
(3)The operating results from the Company’s travel retail business are included in the Asia/Pacific region.

Reported operating results in The Americas increased $172 million, or over 100%, for the three months ended September 30, 2025, reflecting the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million, and to a lesser extent, lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP, and lower cost of sales, partially offset by lower net sales.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income in EUKEM decreased $4 million, or 40%, for the three months ended September 30, 2025, reflecting an increase in investments in consumer-facing areas of the business, including to support targeted expanded consumer reach and to support key campaigns and activations, offset by higher net sales.

Reported operating income in Asia/Pacific increased $74 million, or 97%, for the three months ended September 30, 2025, reflecting higher net sales and lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP, partially offset by higher cost of sales.

Reported operating results in Mainland China increased $28 million, or over 100%, for the three months ended September 30, 2025, reflecting higher net sales, partially offset by higher cost of sales and the unfavorable year-over-year impact associated with the recognition of local government subsidies in the prior-year period.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30,
(In millions)	2025	2024
Interest expense	$86	$92
Interest income and investment income, net	$30	$35
Interest expense decreased for the three months ended September 30, 2025, primarily reflecting a lower average debt balance compared to the prior-year period. Interest income and investment income, net decreased, primarily reflecting a lower average cash balance and lower average interest rates compared to the prior-year period.

PROVISION FOR INCOME TAXES
The provision or benefit for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of stock-based compensation, the taxation of foreign income and income tax reserve adjustments, which represent changes in our net liability for unrecognized tax benefits including tax settlements and lapses of the applicable statutes of limitations, as well as changes to valuation allowances based on our assessment of the realizability of deferred tax assets. Our effective tax rate will change from quarter-to-quarter based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, tax reserve adjustments, the tax impact of stock-based compensation, changes to valuation allowances, the interaction of various global tax strategies and the impact from certain acquisitions. In addition, changes in judgment from the evaluation of new information resulting in the recognition, derecognition or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of change.

	Three Months Ended September 30,
	2025	2024
Effective rate for income taxes	56.9%	13.3%
Basis-point change from the prior-year period	4,360

The increase in the effective tax rate of 4,360 basis points was attributable in part to the loss before income taxes in the fiscal 2025 first quarter as well as the estimated unfavorable impact of the newly enacted U.S. tax legislation, a higher effective tax rate on our foreign operations due to our full year geographical mix of earnings in the current and prior-year periods and an unfavorable impact associated with the establishment of a valuation allowance against current period foreign tax credit and research and development tax credit U.S. deferred tax assets.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS (LOSS)

	Three Months Ended September 30,
($ in millions, except per share data)	2025	2024
As Reported:
Net earnings (loss)	$47	$(156)
$ Change from prior-year period	203
% Change from prior-year period	100+%
Diluted net earnings (loss) per common share	$.13	$(.43)
% Change from prior-year period	100+%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities and talcum litigation settlement agreements
	100+%
(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income (loss) and Diluted net earnings (loss) per common share adjusted to exclude the impact of charges associated with restructuring and other activities; talcum litigation settlement agreements; and the effects of foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.
The following table provides reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30,		Variance	% Change	% Change in constant currency
	2025	2024
Net sales, as reported	$3,481	$3,361	$120	4%	3%
Returns associated with restructuring and other activities	(1)	—	(1)
Net sales, as adjusted	$3,480	$3,361	$119	4%	3%

Operating income (loss), as reported	$169	$(121)	$290	100+%	100+%
Charges associated with restructuring and other activities	86	106	(20)
Talcum litigation settlement agreements	—	159	(159)
Operating income, as adjusted	$255	$144	$111	77%	79%

Diluted net earnings (loss) per common share, as reported	$.13	$(.43)	$.56	100+%	100+%
Charges associated with restructuring and other activities	.19	.23	(.04)
Talcum litigation settlement agreements	—	.34	(.34)
Diluted net earnings per common share, as adjusted	$.32	$.14	$.18	100+%	100+%

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

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended September 30,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$1,575	$1,529	$46	$(7)	$39	3%	3%
Makeup	1,030	1,038	(8)	(10)	(18)	(1)	(2)
Fragrance	721	630	91	(8)	83	14	13
Hair Care	129	139	(10)	—	(10)	(7)	(7)
Other	25	25	—	—	—	—	—
	3,480	3,361	119	(25)	94	4	3
Returns associated with restructuring and other activities	1	—	1	—	1
Total	$3,481	$3,361	$120	$(25)	$95	4%	3%

By Geographic Region:
The Americas	$1,174	$1,197	$(23)	$4	$(19)	(2)%	(2)%
EUKEM	901	868	33	(35)	(2)	4	—
Asia/Pacific	873	806	67	4	71	8	9
Mainland China	532	490	42	2	44	9	9
	3,480	3,361	119	(25)	94	4	3
Returns associated with restructuring and other activities	1	—	1	—	1
Total	$3,481	$3,361	$120	$(25)	$95	4%	3%

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating results excluding the impact of talcum litigation settlement agreements:

	As Reported			Add: Talcum litigation settlement agreements	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended September 30,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$187	$117	$70	$—	$70	60%	60%
Makeup	(15)	(185)	170	(159)	11	92	42
Fragrance	86	60	26	—	26	43	43
Hair Care	(12)	(18)	6	—	6	33	33
Other	9	11	(2)	—	(2)	(18)	(18)
	255	(15)	270	$(159)	$111	100+%	77%
Charges associated with restructuring and other activities	(86)	(106)	20
Total	$169	$(121)	$290

By Geographic Region(1):
The Americas	$87	$(85)	$172	$(159)	$13	100+%	18%
EUKEM	6	10	(4)	—	(4)	(40)	(40)
Asia/Pacific	150	76	74	—	74	97	97
Mainland China	12	(16)	28	—	28	100+	100+
	255	(15)	270	$(159)	$111	100+%	77%
Charges associated with restructuring and other activities	(86)	(106)	20
Total	$169	$(121)	$290
(1)Operating results by geographic region for the fiscal 2025 first quarter have been adjusted to reflect the correction of a regional misclassification in the amounts furnished in the Form 8-K on October 2, 2025 related to a one-time charge during the fiscal 2025 first quarter. The misclassification was offset in the fiscal 2025 second quarter (quarter-to-date period) furnished amounts, and the adjusted amounts will be reflected in the fiscal 2026 second quarter Form 10-Q. No other periods were impacted and there is no impact on the consolidated financial results or results by product category.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2025, we had cash and cash equivalents of $2,219 million compared with $2,921 million at June 30, 2025. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Inflation impacted our operating results in the fiscal 2026 first quarter and we expect it to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these cost increases.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facilities. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 23, 2025, our long-term debt is rated A- with a negative outlook by Standard & Poor’s and A3 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At September 30, 2025, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	495	—	495
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	455	—	455
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	295	—	295
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (15)	640	—	640
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (15)	695	—	695
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (15)	566	—	566
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (15)	631	—	631
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (15)	645	—	645
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (15)	698	—	698
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (15)	500	—	500
Other long-term borrowings	27	—	27
Other current borrowings	—	3	3
	$7,320	$3	$7,323

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
(7)Consists of $650 million principal, unamortized debt discount of $2 million, debt issuance costs of $4 million and a $4 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(9)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $4 million.
(10)Consists of $600 million principal, unamortized debt discount of $2 million, debt issuance costs of $2 million and a $30 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $2 million and a $66 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $3 million and debt issuance costs of $2 million.
(13)Consists of $700 million principal and debt issuance costs of $2 million.
(14)Consists of $500 million principal.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 65% at September 30, 2025 and June 30, 2025.
Cash Flows

	Three Months Ended September 30,
(In millions)	2025	2024
Net cash flows used for operating activities	$(340)	$(670)
Net cash flows used for investing activities	$(116)	$(160)
Net cash flows used for financing activities	$(239)	$(226)

THE ESTÉE LAUDER COMPANIES INC.
The change in net cash flows used for operating activities was primarily driven by higher net earnings in the fiscal 2026 first quarter and a favorable change in operating assets and liabilities variances.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from lower capital expenditures compared to the prior-year period.

The change in net cash flows used for financing activities primarily reflected the payment of deferred consideration in the fiscal 2026 first quarter associated with the fiscal 2023 acquisition of TOM FORD, partially offset by a decrease in dividends paid to stockholders in the current-year period.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2025, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet, anticipated transactions and receivables and payables and the net investment in certain foreign operations. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $186 million and $223 million as of September 30, 2025 and June 30, 2025, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $85 million as of September 30, 2025 and June 30, 2025.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our funded indebtedness, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $63 million and $43 million as of September 30, 2025 and June 30, 2025, respectively.

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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Refer to the Critical Accounting Policies and Estimates section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Since June 30, 2025, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

RECENTLY ISSUED ACCOUNTING STANDARDS
For a discussion regarding the impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements, see Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies.
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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2025	—	$—	—	25,073,242
August 2025	7,940	91.38	—	25,073,242
September 2025	91,405	90.10	—	25,073,242
	99,345	90.20	—

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

THE ESTÉE LAUDER COMPANIES INC.
Item 5. Other Information.

Trading Arrangements
During the fiscal 2026 first quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ AKHIL SHRIVASTAVA
Date: October 30, 2025		Akhil Shrivastava
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)