Form 10-Q
period 2025-12-31
ESTEE LAUDER COMPANIES INC
filed 2026-02-05
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At January 29, 2026, 247,219,699 shares of the registrant’s Class A Common Stock, $.01 par value, and 114,507,344 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except per share data)	2025	2024	2025	2024

Net sales	$4,229	$4,004	$7,710	$7,365
Cost of sales	994	957	1,921	1,885

Gross profit	3,235	3,047	5,789	5,480

Operating expenses
Selling, general and administrative	2,627	2,585	4,923	4,883
Restructuring and other charges	207	181	296	278
Impairment of goodwill and other intangible assets	—	861	—	861
Talcum litigation settlement agreements	—	—	—	159
Total operating expenses	2,834	3,627	5,219	6,181

Operating income (loss)	401	(580)	570	(701)

Interest expense	85	90	171	182
Interest income and investment income, net	21	23	51	58
Other components of net periodic benefit cost	4	3	8	5
Earnings (loss) before income taxes	333	(650)	442	(830)

Provision (benefit) for income taxes	171	(60)	233	(84)
Net earnings (loss)	$162	$(590)	$209	$(746)

Net earnings (loss) per common share
Basic	$.45	$(1.64)	$.58	$(2.07)
Diluted	$.44	$(1.64)	$.57	$(2.07)

Weighted average common shares outstanding
Basic	362.1	360.0	361.7	359.8
Diluted	364.8	360.0	364.2	359.8
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024

Net earnings (loss)	$162	$(590)	$209	$(746)

Other comprehensive income (loss):
Net cash flow hedge gain (loss)	8	55	24	(2)
Cross-currency swap contract - fair value hedge gain (loss)	2	(5)	5	7
Retirement plan and other retiree benefit adjustments	3	2	7	4
Translation adjustments	56	(309)	29	(201)
Provision for income taxes on components of other comprehensive income (loss)	(8)	(27)	(18)	(9)
Total other comprehensive income (loss), net of tax	61	(284)	47	(201)
Comprehensive income (loss)	$223	$(874)	$256	$(947)
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	December 31, 2025	June 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$3,082	$2,921
Accounts receivable, net	1,657	1,530
Inventory and promotional merchandise	1,895	2,074
Prepaid expenses and other current assets	524	544
Total current assets	7,158	7,069

Property, plant and equipment, net	2,966	3,172

Other assets
Operating lease right-of-use assets	1,860	1,952
Goodwill	2,137	2,135
Other intangible assets, net	3,696	3,759
Other assets	1,817	1,805
Total other assets	9,510	9,651
Total assets	$19,634	$19,892

LIABILITIES AND EQUITY
Current liabilities
Current debt	$3	$3
Accounts payable	1,260	1,497
Operating lease liabilities	413	406
Other accrued liabilities	3,595	3,529
Total current liabilities	5,271	5,435

Noncurrent liabilities
Long-term debt	7,319	7,314
Long-term operating lease liabilities	1,655	1,744
Other noncurrent liabilities	1,358	1,534
Total noncurrent liabilities	10,332	10,592

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at December 31, 2025 and June 30, 2025; shares issued: 486,114,024 at December 31, 2025 and 472,541,563 at June 30, 2025; Class B shares authorized: 304,000,000 at December 31, 2025 and June 30, 2025; shares issued and outstanding: 114,507,344 at December 31, 2025 and 125,542,029 at June 30, 2025	6	6
Paid-in capital	7,245	7,012
Retained earnings	11,624	11,672
Accumulated other comprehensive loss	(1,080)	(1,127)
	17,795	17,563
Less: Treasury stock, at cost; 238,960,893 Class A shares at December 31, 2025 and 238,316,738 Class A shares at June 30, 2025	(13,764)	(13,698)
Total equity	4,031	3,865
Total liabilities and equity	$19,634	$19,892
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31,
(In millions)	2025	2024

Cash flows from operating activities
Net earnings (loss)	$209	$(746)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	397	415
Deferred income taxes	11	(292)
Non-cash stock-based compensation	182	180
Net loss on disposal of property, plant and equipment	3	2
Non-cash restructuring and other charges	18	17
Pension and post-retirement benefit expense	40	37
Pension and post-retirement benefit contributions	(39)	(50)
Impairment of goodwill and other intangible assets	—	861
Other adjustments and non-cash items	(12)	7
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(126)	79
Decrease in inventory and promotional merchandise	179	132
Decrease (increase) in other assets, net	25	(47)
Decrease in accounts payable	(239)	(298)
Increase in other accrued and noncurrent liabilities	133	102
Increase (decrease) in operating lease assets and liabilities, net	4	(12)
Net cash flows provided by operating activities	785	387

Cash flows from investing activities
Capital expenditures	(204)	(273)
Proceeds from property, plant and equipment insurance recoveries	10	—
Purchases of investments	—	(1)
Proceeds from the disposition of investments	3	—
Settlement of net investment hedges	(17)	(20)
Net cash flows used for investing activities	(208)	(294)

Cash flows from financing activities
Repayments of long-term debt	(2)	(502)
Payment of deferred consideration	(150)	—
Settlement of cross-currency swaps	9	10
Net proceeds from stock-based compensation transactions	46	15
Dividends paid to stockholders	(255)	(366)
Payments to acquire treasury stock	(67)	(35)
Net cash flows used for financing activities	(419)	(878)

Effect of exchange rate changes on Cash and cash equivalents	3	(24)
Net increase (decrease) in Cash and cash equivalents	161	(809)
Cash and cash equivalents at beginning of period	2,921	3,395
Cash and cash equivalents at end of period	$3,082	$2,586
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) were $52 million and $(323) million, net of tax, for the three months ended December 31, 2025 and 2024, respectively, and $20 million and $(208) million, net of tax, for the six months ended December 31, 2025 and 2024, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity as of and for the three and six months ended December 31, 2025 and 2024. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

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

The accompanying consolidated statements of earnings (loss) include net exchange (losses) gains on foreign currency transactions of less than $(1) million and $25 million for the three months ended December 31, 2025 and 2024, respectively, and $(6) million and $44 million for the six months ended December 31, 2025 and 2024, respectively.

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

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	December 31, 2025	June 30, 2025
Raw materials	$534	$631
Work in process	217	283
Finished goods	1,015	996
Promotional merchandise	129	164
Total inventory and promotional merchandise	$1,895	$2,074

Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in millions)	December 31, 2025	June 30, 2025
Assets (Useful Life)
Land and improvements(1)	$72	$75
Buildings and improvements (10 to 40 years)	1,030	1,057
Machinery and equipment (3 to 20 years)	1,446	1,429
Computer hardware and software (4 to 10 years)	2,084	1,926
Furniture and fixtures (5 to 10 years)	145	145
Leasehold improvements	2,675	2,631
Construction in progress	316	462
Total property, plant and equipment, gross	7,768	7,725
Less accumulated depreciation and amortization	(4,802)	(4,553)
Total property, plant and equipment, net	$2,966	$3,172

(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $168 million for the three months ended December 31, 2025 and 2024, and $338 million and $336 million for the six months ended December 31, 2025 and 2024, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Effective rate for income taxes	51.40%	9.20%	52.70%	10.10%
Basis-point change from the prior-year period	4,220		4,260

For the three months ended December 31, 2025, the increase in effective tax rate was primarily attributable to the loss before income taxes and the impact of the discrete treatment of the impairment of goodwill and other intangible assets, both during the fiscal 2025 second quarter. Further contributing to the increase in the effective tax rate was the estimated unfavorable impact of the recently enacted U.S. tax legislation known as the "One Big Beautiful Bill Act", and a higher effective tax rate on the Company's foreign operations due to an unfavorable impact associated with the establishment of valuation allowances against certain net deferred tax assets, partially offset by the year-over-year favorable impact associated with previously issued stock-based compensation.

For the six months ended December 31, 2025, the increase in effective tax rate was primarily attributable to the loss before income taxes, the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, and the charge associated with the talcum litigation settlement agreements, each during the six months ended December 31, 2024. Further contributing to the increase in the effective tax rate was the estimated unfavorable impact of the recently enacted One Big Beautiful Bill Act, a higher effective tax rate on the Company’s foreign operations due to an unfavorable impact associated with the establishment of valuation allowances against certain net deferred tax assets, partially offset by the year-over-year favorable impact associated with previously issued stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2026. The most impactful provision effective beginning in fiscal 2026 relates to the expansion of the business interest expense deduction limitation. The resulting increase in tax deductible interest expense reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance. The estimated unfavorable fiscal 2026 impact of the One Big Beautiful Bill Act has been included in the provision for income taxes, and the impact for the three and six months ended December 31, 2025 was $20 million and $28 million, respectively.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the three and six months ended December 31, 2025 and was not material.

During the fiscal 2026 second quarter, the Company received notification of the formal conclusion of the compliance process with respect to its fiscal 2024 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and six months ended December 31, 2025.

As of December 31, 2025 and June 30, 2025, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $144 million and $140 million, respectively. The total amount of unrecognized tax benefits at December 31, 2025 that, if recognized, would affect the effective tax rate was $137 million. The total gross interest and penalties accrued related to unrecognized tax benefits for the three and six months ended December 31, 2025 in the accompanying consolidated statements of earnings (loss) was $1 million and $3 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at December 31, 2025 and June 30, 2025, was $22 million and $19 million, respectively. On the basis of the information available as of December 31, 2025, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

At December 31, 2025 and June 30, 2025, total Other assets of $1,817 million and $1,805 million included $1,318 million and $1,339 million of deferred tax assets, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Outstanding obligations confirmed as valid totaling $77 million and $82 million as of December 31, 2025 and June 30, 2025, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	December 31, 2025	June 30, 2025
Accrued employee compensation	$481	$551
Accrued income taxes	185	282
Accrued payroll and other non-income taxes	372	307
Accrued restructuring	362	279
Accrued sales incentives	343	321
Accrued selling, advertising, marketing, promotion and product development	333	287
Deferred revenue	327	314
Sales return accrual	283	255
Other	909	933
Total other accrued liabilities	$3,595	$3,529

Recently Issued Accounting Standards

FASB ASU No. 2025-10 – Accounting for Government Grants Received by Business Entities (Topic 832)
In December 2025, the FASB issued authoritative guidance on the recognition, measurement, and presentation of government grants received by business entities. A government grant is defined as a transfer of a monetary asset or a tangible nonmonetary asset, other than in an exchange transaction, from a government to an entity. Government grants are recognized in earnings in the same periods that the costs for which the grant was intended to compensate are recognized. A government grant can be recognized once it is probable that both of the following conditions are met: (1) the company will comply with the conditions attached to the grant and (2) the grant will be received. The guidance differentiates between a grant related to an asset and a grant related to income, which is based on the purpose and conditions of the grant. A grant related to an asset is a government grant that is conditioned on the purchase, construction, or acquisition of an asset and is recognized on the balance sheet once the probable threshold is met and the related costs are incurred. The guidance allows companies to make an accounting policy election to use either a deferred income approach or a cost accumulation approach for recognition of a grant of an asset. A grant related to income is a government grant that does not meet the definition of a grant related to an asset and is recognized in earnings on a systematic and rational basis over the periods the related costs are recognized as expenses. The guidance allows alternative accounting policies for the financial statement presentation of a government grant, depending on the type of grant as well as new disclosure requirements for grants related to an asset and grants of tangible nonmonetary assets.

Effective for the Company: The guidance becomes effective for the Company’s first quarter of fiscal 2030. The guidance can be applied on a modified prospective basis, modified retrospective basis or a full retrospective basis. Early adoption is permitted.

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

FASB ASU No. 2023-09 – Improvements to Income Tax Disclosures (Topic 740)
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

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2025
Goodwill	$1,616	$1,116	$260	$353	$3,345
Accumulated impairments	(435)	(745)	(30)	—	(1,210)
	1,181	371	230	353	2,135

Translation adjustments, goodwill	(14)	—	—	—	(14)
Translation adjustments, accumulated impairments	16	—	—	—	16
	2	—	—	—	2

Balance as of December 31, 2025
Goodwill	1,602	1,116	260	353	3,331
Accumulated impairments	(419)	(745)	(30)	—	(1,194)
Total goodwill	$1,183	$371	$230	$353	$2,137

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets consist of the following:

	December 31, 2025			June 30, 2025
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,942	$1,369	$573	$1,984	$1,348	$636
Non-amortizable intangible assets:
Trademarks			3,123			3,123
Total other intangible assets, net			$3,696			$3,759

The aggregate amortization expense related to amortizable intangible assets was $27 million and $35 million for the three months ended December 31, 2025 and 2024, respectively, and $53 million and $71 million for the six months ended December 31, 2025 and 2024, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2026 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2026	2027	2028	2029	2030
Estimated aggregate amortization expense	$51	$87	$70	$69	$67

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

In connection with the Restructuring Program, as of December 31, 2025, the Company estimates a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9%-11% of its positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

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

Additional information relating to the Company's Profit Recovery and Growth Plan and related Restructuring Program is included in Notes to Consolidated Financial Statements, Note 8 – Charges Associated with Restructuring and Other Activities in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring Program Approvals

Cumulative charges for initiatives approved by the Company in connection with the Restructuring Program as of December 31, 2025 and through January 30, 2026, were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative charges approved through June 30, 2025	$4	$10	$552	$114	$680
Six months ended December 31, 2025	(1)	—	291	258	548
Cumulative charges approved through December 31, 2025	3	10	843	372	1,228
January 1, 2026 - January 30, 2026	2	(1)	22	(2)	21
Cumulative charges approved through January 30, 2026	$5	$9	$865	$370	$1,249

Included in the above table, cumulative restructuring charges for initiatives approved by the Company in connection with the Restructuring Program as of December 31, 2025 and through January 30, 2026, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative charges approved through June 30, 2025	$512	$14	$3	$23	$552
Six months ended December 31, 2025	187	74	23	7	291
Cumulative charges approved through December 31, 2025	699	88	26	30	843
January 1, 2026 - January 30, 2026	22	1	—	(1)	22
Cumulative charges approved through January 30, 2026	$721	$89	$26	$29	$865

Specific actions taken since the Restructuring Program inception to drive future sales growth and productivity to rebuild gross and operating margin profitability include:

•Enterprise Business Services – The Company approved an initiative in connection with the transformation of its global operating model to (i) consolidate certain service providers, (ii) expand outsourced services, and (iii) redesign and standardize the related end-to-end business processes, leveraging advanced technology to improve productivity. These actions will primarily result in other charges, including professional services related to the design, implementation and execution of the initiative. These charges include transition and transformation support, process design, and costs to support the global project management office for this initiative. These actions will also result in employee severance through a net reduction in workforce and contract termination charges.

•Value Chain Optimization – The Company approved initiatives to reduce spans and layers and right-size organizational capability within its supply chain and research and development functions. These actions will primarily result in employee severance through a net reduction in workforce, as well as asset-related costs and costs to decommission and relocate activities.

•Enabling Function Re-Invention – The Company approved initiatives to reorganize and right-size various corporate functions. Additionally, as a result of the reorganization and right-sizing of various areas of the organization as previously approved under the Restructuring Program, the Company approved an initiative to exit an office lease. These activities will primarily result in employee severance through a net reduction in workforce and asset-related costs.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Go-to-Market Operating Model Acceleration – The Company approved initiatives to optimize and right-size the organizational structure within its geographic regions to drive greater efficiency and effectiveness, as well as optimize the selling model and exit unprofitable brands from specific markets and distribution channels. These activities will primarily result in employee severance through a net reduction in workforce, inventory write-offs, as well as costs associated with sales returns.

•Digital Organization Transformation – The Company approved initiatives to reorganize and right-size its technology functions, which support its internal enterprise and commercial capabilities, to create a leaner, faster, more effective and more agile technology organization. These activities will primarily result in employee severance through a net reduction in workforce, as well as asset-related costs.

Once the relevant accounting criteria have been met, the Company expects to record cumulative restructuring and other charges of approximately $1,249 million (before tax) in connection with these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

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

Other Charges – Other charges related to the design and implementation of approved initiatives, which are charged to Operating expenses as incurred and primarily include the following:

•Consulting and other professional services for transition support, transformational organization design of the future structures and processes, as well as the implementation and execution thereof;
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through June 30, 2025	$—	$9	$524	$77	$610
Three months ended September 30, 2025	—	(2)	72	17	87
Three months ended December 31, 2025	—	—	152	55	207
Cumulative charges through December 31, 2025	$—	$7	$748	$149	$904

Included in the above table, cumulative restructuring charges recorded by the Company in connection with the Restructuring Program as of December 31, 2025, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2025	$503	$13	$3	$5	$524
Three months ended September 30, 2025	66	5	—	1	72
Three months ended December 31, 2025	114	15	21	2	152
Cumulative charges through December 31, 2025	$683	$33	$24	$8	$748

Changes in accrued restructuring charges from the Restructuring Program for the six months ended December 31, 2025 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2025	$369	$—	$2	$—	$371
Charges	180	20	21	3	224
Cash payments	(133)	—	(1)	(3)	(137)
Non-cash asset-related costs	—	(20)	—	—	(20)
Translation and other adjustments	(3)	—	1	$—	(2)
Balance at December 31, 2025	$413	$—	$23	$—	$436

Accrued restructuring charges at December 31, 2025 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $214 million, $197 million and $25 million for the remainder of fiscal 2026 and for fiscal 2027 and 2028, respectively.

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

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. At December 31, 2025, the notional amount of derivatives not designated as hedging instruments was $3,010 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Hedges

The Company enters into interest rate contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At December 31, 2025, the Company has interest rate swap contracts, with notional amounts totaling $700 million, $300 million and $600 million, to effectively convert the fixed rate interest on its 2030 Senior Notes, 2031 Senior Notes and 2034 Senior Notes, respectively, to variable interest rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap agreements are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At December 31, 2025, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings (loss) will be recognized in Accumulated Other Comprehensive Loss ("AOCI") in the accompanying consolidated balance sheet.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of December 31, 2025 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $14 million. The accumulated net gain on derivative instruments designated as fair value hedges in AOCI was $12 million and $7 million as of December 31, 2025 and June 30, 2025, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions and receivables and payables denominated in foreign currencies have been designated as cash flow hedges and have varying maturities through the end of June 2027. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At December 31, 2025, the Company had cash flow hedges outstanding with a notional amount totaling $1,025 million.

For foreign currency forward contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of December 31, 2025, the Company’s foreign currency forward contracts were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of December 31, 2025 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $18 million. The accumulated net gain (loss) on derivative instruments designated as cash flow hedges in AOCI was $11 million and $(13) million as of December 31, 2025 and June 30, 2025, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At December 31, 2025, the Company had net investment hedges outstanding with notional amounts totaling $1,077 million.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $118 million at December 31, 2025. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value(1)			Fair Value(1)
(In millions)	Balance Sheet Location	December 31, 2025	June 30, 2025	Balance Sheet Location	December 31, 2025	June 30, 2025
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts(2)	Prepaid expenses and other current assets; Other assets	$7	$7	Other accrued liabilities	$30	$82
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	107	50	Other accrued liabilities	—	15
Interest rate contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	102	104
Total Derivatives Designated as Hedging Instruments		114	57		132	201
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	4	25	Other accrued liabilities	13	15
Total derivatives		$118	$82		$145	$216

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency forward contracts at December 31, 2025 is $1 million, classified within Other assets in the accompanying consolidated balance sheets. There were no amounts classified in Other assets at June 30, 2025.
(3)Included in the asset derivatives for the cross-currency swap contracts at December 31, 2025 and June 30, 2025 is approximately $87 million and $40 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Three Months Ended December 31,			Three Months Ended December 31,
(In millions)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$—	$70	Net sales	$(9)	$14
Interest rate contracts	—	—	Interest expense	1	1
Total cash flow hedges	—	70		(8)	15
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(2)	86		—	—
Cross-currency swap contracts(4)	20	2		—	—
Total net investment hedges	18	88		—	—

Total derivatives	$18	$158		$(8)	$15

(1)There was no amount reclassified into the accompanying consolidated statements of earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)For the three months ended December 31, 2025 and 2024, the gain recognized in the accompanying consolidated statements of earnings (loss) from foreign currency forward contracts related to the amount excluded from effectiveness testing was $3 million and $7 million, respectively.
(4)For the three months ended December 31, 2025 and 2024, the gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing was $3 million and $1 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Six Months Ended December 31,			Six Months Ended December 31,
(In millions)	2025	2024		2025	2024
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$16	$23	Net sales	$(9)	$24
Interest rate contracts	—	—	Interest expense	1	1
Total cash flow hedges	16	23		(8)	25
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	(2)	22		—	—
Cross-currency swap contracts(4)	35	2		—	—
Total net investment hedges	33	24		—	—

Total derivatives	$49	$47		$(8)	$25

(1)There was no amount reclassified into the accompanying consolidated statements of earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)For the six months ended December 31, 2025 and 2024, the gain recognized in the accompanying consolidated statements of earnings (loss) from foreign currency forward contracts related to the amount excluded from effectiveness testing was $6 million and $14 million, respectively.
(4)For the six months ended December 31, 2025 and 2024, the gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing was $6 million and $1 million, respectively.

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)		2025	2024	2025	2024
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$22	$43	$34	$(9)
Interest rate contracts (2)	Interest expense	$(3)	$(34)	$1	$7

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing for the three months ended December 31, 2025 and 2024 was $4 million and $5 million, respectively, and for each of the six months ended December 31, 2025 and 2024 was $9 million.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in the accompanying consolidated statements of earnings (loss) for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	December 31, 2025	December 31, 2025
Long-term debt	$1,488	$(102)
Intercompany debt	$—	$76

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended December 31,
	2025			2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the accompanying consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$4,229	$2,627	$85	$4,004	$2,585	$90
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	3	N/A	N/A	34
Derivatives designated as hedging instruments	N/A	N/A	(3)	N/A	N/A	(34)

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(22)	N/A	N/A	(43)	N/A
Derivatives designated as hedging instruments	N/A	22	N/A	N/A	43	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	1	N/A	N/A	1

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI	(9)	N/A	N/A	14	N/A	N/A

N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended December 31,
	2025			2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the accompanying consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$7,710	$4,923	$171	$7,365	$4,883	$182
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(1)	N/A	N/A	(7)
Derivatives designated as hedging instruments	N/A	N/A	1	N/A	N/A	7

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(34)	N/A	N/A	9	N/A
Derivatives designated as hedging instruments	N/A	34	N/A	N/A	(9)	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	1	N/A	N/A	1

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI	(9)	N/A	N/A	24	N/A	N/A

N/A (Not applicable)

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)		2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$5	$31	$21	$(19)

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

	As of December 31, 2025			As of June 30, 2025
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Instruments
Derivative assets	$118	$(34)	$84	$82	$(60)	$22
Derivative liabilities	(145)	34	(111)	(216)	60	(156)
Total derivatives	$(27)	$—	$(27)	$(134)	$—	$(134)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$647	$—	$—	$647
Foreign currency forward contracts	—	11	—	11
Cross-currency swap contracts	—	107	—	107
Total	$647	$118	$—	$765

Liabilities:
Foreign currency forward contracts	$—	$43	$—	$43
Interest rate contracts	—	102	—	102
Total	$—	$145	$—	$145

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$727	$—	$—	$727
Foreign currency forward contracts	—	32	—	32
Cross-currency swap contracts	—	50	—	50
Total	$727	$82	$—	$809

Liabilities:
Foreign currency forward contracts	$—	$97	$—	$97
Interest rate contracts	—	104	—	104
Cross-currency swap contracts	—	15	—	15
Total	$—	$216	$—	$216

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis are as follows:

	December 31, 2025		June 30, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$7,322	$6,902	$7,317	$6,794
Deferred consideration payable	$172	$174	$322	$323

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents – Cash and all highly-liquid securities with original maturities of three months or less are classified as cash and cash equivalents, primarily consisting of cash deposits in interest bearing accounts, time deposits and money market funds (classified within Level 1 of the valuation hierarchy). Cash deposits in interest bearing accounts and time deposits are carried at cost, which approximates fair value, due to the short maturity of these cash equivalent instruments.

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

NOTE 6 – REVENUE RECOGNITION

Disaggregation of net sales by the Company's geographic regions(1) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024
The Americas	$1,218	$1,209	$2,392	$2,406
Europe, United Kingdom and Ireland and Emerging Markets ("EUKEM")	1,183	1,085	2,084	1,953
Asia/Pacific(2)	900	888	1,773	1,694
Mainland China	928	822	1,460	1,312
	4,229	4,004	7,709	7,365
Returns associated with restructuring and other activities	—	—	1	—
Net sales	$4,229	$4,004	$7,710	$7,365

(1)The Company has reorganized its geographic regions, effective July 1, 2025 and has presented the information for the three and six months ended December 31, 2025 and 2024 under this new basis.
(2)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $53 million and $38 million as of December 31, 2025 and June 30, 2025, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

(In millions)	December 31, 2025
Balance at June 30, 2025	$26
Provision for expected credit losses	14
Write-offs, net & other	—
Balance at December 31, 2025	$40

The remaining balance of the allowance for doubtful accounts and customer deductions of $13 million and $12 million as of December 31, 2025 and June 30, 2025, respectively, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024
Deferred revenue, beginning of period	$548	$567	$533	$560
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(103)	(107)	(230)	(255)
Revenue deferred during the period	93	104	234	258
Other	1	(2)	2	(1)
Deferred revenue, end of period	$539	$562	$539	$562

Transaction Price Allocated to the Remaining Performance Obligations

At December 31, 2025, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $327 million. The remaining balance of deferred revenue at December 31, 2025 will be recognized beyond the next twelve months, of which $204 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years ending in fiscal 2043.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the three months ended December 31, 2025 and 2024 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$9	$9	$7	$7	$—	$—
Interest cost	13	12	5	4	2	2
Expected return on plan assets	(13)	(12)	(6)	(6)	—	—
Amortization of:
Actuarial loss (gain)	5	5	—	(2)	—	—
Prior service cost	—	—	(1)	—	(1)	(1)
Special termination benefits	—	—	(1)	1	—	—
Net periodic benefit cost	$14	$14	$4	$4	$1	$1

The components of net periodic benefit cost for the six months ended December 31, 2025 and 2024 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2025	2024	2025	2024	2025	2024
Service cost	$18	$18	$14	$14	$—	$—
Interest cost	27	25	9	9	4	4
Expected return on plan assets	(26)	(25)	(13)	(13)	—	—
Amortization of:
Actuarial loss (gain)	10	10	—	(3)	—	—
Prior service cost	—	—	(1)	—	(2)	(3)
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$29	$28	$9	$8	$2	$1

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	December 31, 2025	June 30, 2025
Other assets	$128	$128
Other accrued liabilities	(44)	(44)
Other noncurrent liabilities	(346)	(349)
Funded status	(262)	(265)
Accumulated other comprehensive loss	259	268
Net amount recognized	$(3)	$3

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

During the fiscal 2026 second quarter, the Company entered into a contract in connection with the transformation of its operating model, as part of its PRGP Enterprise Business Services initiative, as further described in Note 3 – Charges Associated with Restructuring and Other Activities. This contract is intended to drive productivity and savings. As of December 31, 2025, this contract is expected to increase our unconditional purchase obligations through fiscal 2033 by approximately $1,600 million. The amounts expected to be paid under the contract may vary from this amount based on future variability in the pricing model and performance by the vendor under the contract.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In fiscal 2026, on September 15, 2025 and September 26, 2025, two additional stockholder derivative action complaints were filed in Delaware Chancery Court against certain of the Company’s current and former officers and directors, also alleging breach of fiduciary duty and unjust enrichment as well as claims of waste, gross mismanagement and insider trading. One of those complaints was voluntarily dismissed and refiled on November 11, 2025, by the proper shareholder. On November 11, 2025 and November 12, 2025, two additional stockholder derivative action complaints were filed in Delaware Chancery Court against certain of the Company's current and former officers and directors, also alleging breach of fiduciary duty and unjust enrichment as well as claims of waste, gross mismanagement and insider trading.

The Company believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of losses, if any.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products sold by the Company were contaminated with asbestos. Most of these actions involve a number of co-defendants from a variety of different industries. As of December 31, 2025, there were 105 individual cases pending against the Company in state and federal courts throughout the United States, as compared to 84 cases as of June 30, 2025. During the six months ended December 31, 2025, 41 new cases were filed and 20 cases were resolved by settlement or voluntary dismissal.

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

To account for the talcum litigation settlement agreements, the Company recorded a charge of $159 million during the fiscal 2025 first quarter for the amount agreed to settle the current and potential future claims (amounts recorded for potential future claims were based on the best estimate of the probable loss at that time, and actual additional charges and any further reasonably possible losses beyond the amounts recorded during the three months ended September 30, 2024 has not been and is not expected to be material). As of December 31, 2025, $24 million is recorded in Other accrued liabilities and $73 million is recorded in Other noncurrent liabilities in the accompanying consolidated balance sheet related to the talcum litigation settlement agreements.

There are and could be other plaintiff law firms outside of those included in the talcum litigation settlement agreements that bring claims against the Company. The value of other settlements outside of the talcum litigation settlement agreements, either individually or in the aggregate, for the three and six months ended December 31, 2025 and 2024 was not material. Given the inherent uncertainties of litigation, it is not possible to predict the outcome of all individual cases pending against the Company or potential unasserted claims, and therefore a specific estimate and associated provision is made, as needed, for a small number of individual cases that have advanced to the later stages of legal proceedings. For the remaining filed cases, the Company records an estimate of exposure loss on an aggregated and ongoing basis, which takes into account the historical outcomes of cases the Company has resolved to date. Any adverse outcomes, either in an individual case or in the aggregate, could be material. While the Company and its legal counsel intend to continue to defend these cases vigorously, there can be no assurances regarding the ultimate resolution of these matters. The amounts recorded during the three and six months ended December 31, 2025 and 2024 for such litigation, outside of the talcum litigation settlement agreements, are not material to the Company's consolidated financial statements. The range of reasonably possible losses in excess of accrued liabilities currently cannot be reasonably estimated for cosmetic talcum matters, outside of the talcum litigation settlement agreements.

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

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense attributable to net stock-based compensation was $94 million and $106 million for the three months ended December 31, 2025 and 2024, respectively, and was $182 million and $180 million for the six months ended December 31, 2025 and 2024, respectively.

Stock Options

During the six months ended December 31, 2025, the Company granted stock options in respect of approximately 1.2 million shares of Class A Common Stock with a weighted average exercise price per share of $91.71 and a weighted average grant date fair value per share of $34.84. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock Units

During the six months ended December 31, 2025, the Company granted RSUs in respect of approximately 3.5 million shares of Class A Common Stock with a weighted average grant date fair value per share of $91.66 that, at the time of grant, are scheduled to vest at 1.2 million, 1.5 million and 0.8 million shares per year, in fiscal 2027, fiscal 2028 and fiscal 2029, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Included in the above are one-time awards granted in the first quarter of fiscal 2026, in respect of approximately 0.5 million shares of Class A Common Stock scheduled to cliff vest in fiscal 2028 with a weighted average grant-date fair value per share of $91.77 made under the PRGP Incentive Program which was implemented in an effort to incentivize and retain leaders who are critical to the success of the PRGP.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – NET EARNINGS (LOSS) PER COMMON SHARE

Net earnings (loss) per common share (“basic EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and shares underlying PSUs and RSUs where the vesting conditions have been met. Net earnings (loss) per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method. For the three and six months ended December 31, 2024, the effects of potentially dilutive stock options, PSUs and RSUs were excluded from the computation of diluted EPS as they were anti-dilutive due to the net loss incurred during the period.

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net earnings (loss)	$162	$(590)	$209	$(746)

Denominator:
Weighted average common shares outstanding – Basic	362.1	360.0	361.7	359.8
Effect of dilutive stock options	0.1	—	0.1	—
Effect of PSUs	—	—	—	—
Effect of RSUs	2.6	—	2.4	—
Weighted average common shares outstanding – Diluted	364.8	360.0	364.2	359.8

Net earnings (loss) per common share:
Basic	$.45	$(1.64)	$.58	$(2.07)
Diluted	$.44	$(1.64)	$.57	$(2.07)

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024
Stock options	7.9	8.5	8.2	8.1
RSUs and PSUs	—	2.9	0.4	2.1

As of December 31, 2025 and 2024, 0.5 million and 0.6 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 19 – Stock Programs in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY
Total Stockholders’ Equity

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except per share data)	2025	2024	2025	2024
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	7,141	6,778	7,012	6,685
Common stock dividends	1	1	4	4
Stock-based compensation	103	110	229	200
Paid-in capital, end of the period	7,245	6,889	7,245	6,889

Retained earnings, beginning of the period	11,591	13,031	11,672	13,427
Common stock dividends	(129)	(128)	(257)	(368)
Net earnings (loss)	162	(590)	209	(746)
Retained earnings, end of the period	11,624	12,313	11,624	12,313

Accumulated other comprehensive loss, beginning of the period	(1,141)	(1,057)	(1,127)	(1,140)
Other comprehensive earnings (loss)	61	(284)	47	(201)
Accumulated other comprehensive loss, end of the period	(1,080)	(1,341)	(1,080)	(1,341)

Treasury stock, beginning of the period	(13,707)	(13,674)	(13,698)	(13,664)
Stock-based compensation	(57)	(24)	(66)	(34)
Treasury stock, end of the period	(13,764)	(13,698)	(13,764)	(13,698)

Total equity	$4,031	$4,169	$4,031	$4,169

Cash dividends declared per common share	$.35	$.35	$.70	$1.01

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the six months ended December 31, 2025:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2025	September 2, 2025	September 16, 2025	$.35
October 29, 2025	November 28, 2025	December 15, 2025	$.35

On February 4, 2026, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on March 16, 2026 to stockholders of record at the close of business on February 27, 2026.

Common Stock
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.
During the six months ended December 31, 2025, 11.0 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the three and six months ended December 31, 2025:

(In millions)	Net Cash Flow Hedge Gain (Loss)	Cross-Currency Swap Contracts - Fair Value Hedge Gain(1)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2025	$(11)	$6	$(204)	$(918)		$(1,127)
OCI before reclassifications(2)	13	6	—	(32)		(13)
Amounts reclassified to Net earnings	—	(4)	3	—		(1)
Net current-period OCI	13	2	3	(32)		(14)
Balance at September 30, 2025	2	8	(201)	(950)		(1,141)
OCI before reclassifications(2)	(1)	5	1	50	(3)	55
Amounts reclassified to Net earnings	6	(3)	3	—		6
Net current-period OCI	5	2	4	50		61
Balance at December 31, 2025	$7	$10	$(197)	$(900)		$(1,080)

(1)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(2)The tax provision included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts - Fair Value Hedge Gain and Translation Adjustments for the three months ended September 30, 2025 was $3 million, $2 million and $5 million, respectively. For the three months ended December 31, 2025, the tax provision included in Net Cash Flow Hedge Gain (Loss), Cross-Currency Swap Contracts - Fair Value Hedge Gain, Amounts Included in Net Periodic Benefit Cost and Translation Adjustments was $1 million, $1 million, $1 million and $4 million, respectively.
(3)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three and six months ended December 31, 2025 and 2024:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024
(Loss) Gain on Cash Flow Hedges
Foreign currency forward contracts	$(9)	$14	$(9)	$24	Net sales
Interest rate contracts	1	1	1	1	Interest expense
Total (loss) gain on cash flow hedges, before tax	(8)	15	(8)	25
Benefit (provision) for income taxes	2	(3)	2	(6)	Provision (benefit) for income taxes
Total (loss) gain on cash flow hedges, net of tax	(6)	12	(6)	19	Net earnings (loss)

Gain on Cross-Currency Swap Contracts - Fair Value Hedge
Cross-currency swap contracts	4	5	9	9	Selling, general and administrative
Provision for income taxes	(1)	(1)	(2)	(2)	Provision (benefit) for income taxes
Total gain on cross-currency swap contracts - fair value hedge, net of tax	3	4	7	7	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	2	1	3	3	Other components of net periodic benefit cost
Amortization of actuarial loss	(5)	(3)	(10)	(7)	Other components of net periodic benefit cost
Total retirement plan and other retiree benefit adjustments, before tax	(3)	(2)	(7)	(4)	Other components of net periodic benefit cost
Benefit for income taxes	—	1	1	1	Provision (benefit) for income taxes
Total retirement plan and other retiree benefit adjustments, net of tax	(3)	(1)	(6)	(3)	Net earnings (loss)

Total reclassification adjustments, net	$(6)	$15	$(5)	$23	Net earnings (loss)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the six months ended December 31, 2025 and 2024 is as follows:

(In millions)	2025	2024
Cash:
Cash paid during the period for interest	$168	$179
Cash paid during the period for income taxes	$295	$327

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$25	$24
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$226	$311

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

Segment net sales and operating income (loss) is before the impacts of restructuring and other activities and the impacts from the other category described above. Returns and charges associated with restructuring and other activities are not allocated to the Company's segments because they are centrally directed and controlled, are not included in internal measures of segment performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business.

The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; thus, no additional information is produced for the chief operating decision maker or included herein.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about the Company's four operating segments for the three and six months ended December 31, 2025 and 2024 is as follows:

(In millions)	Three Months Ended December 31, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$4,229
Less: Other category net sales					31
Less: Returns associated with restructuring and other activities					—
Segment net sales	$2,054	$1,164	$812	$168	$4,198

Cost of sales	471	296	173	39	979
Selling, general and administrative expenses	1,129	850	534	111	2,624
Segment operating income	$454	$18	$105	$18	$595
Other category operating income					13
Charges associated with restructuring and other activities					(207)
Operating income					401

Reconciliation to earnings before income taxes:
Interest expense					(85)
Interest income and investment income, net					21
Other components of net periodic benefit cost					(4)
Earnings before income taxes					$333

Segment depreciation and amortization	$96	$54	$38	$8	$196
Other category					1
Depreciation and amortization					$197

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Three Months Ended December 31, 2024
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$4,004
Less: Other category net sales					30
Less: Returns associated with restructuring and other activities					—
Segment net sales	$1,921	$1,150	$744	$159	$3,974

Cost of sales	462	280	159	41	942
Selling, general and administrative expenses	1,153	823	482	121	2,579
Impairment of goodwill and other intangible assets	—	258	549	—	807
Segment operating income (loss)	$306	$(211)	$(446)	$(3)	$(354)
Other category operating loss					(45)
Charges associated with restructuring and other activities					(181)
Operating loss					(580)

Reconciliation to loss before income taxes:
Interest expense					(90)
Interest income and investment income, net					23
Other components of net periodic benefit cost					(3)
Loss before income taxes					$(650)

Segment depreciation and amortization	$99	$59	$39	$8	$205
Other category					2
Depreciation and amortization					$207

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Six Months Ended December 31, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$7,710
Less: Other category net sales					56
Less: Returns associated with restructuring and other activities					1
Segment net sales	$3,629	$2,194	$1,533	$297	$7,653

Cost of sales	890	576	353	75	1,894
Selling, general and administrative expenses	2,098	1,615	989	216	4,918
Segment operating income	$641	$3	$191	$6	$841
Other category operating income					22
Charges associated with restructuring and other activities					(293)
Operating income					570

Reconciliation to earnings before income taxes:
Interest expense					(171)
Interest income and investment income, net					51
Other components of net periodic benefit cost					(8)
Earnings before income taxes					$442

Segment depreciation and amortization	$187	$113	$79	$15	$394
Other category					3
Depreciation and amortization					$397

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Six Months Ended December 31, 2024
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$7,365
Less: Other category net sales					55
Less: Returns associated with restructuring and other activities					—
Segment net sales	$3,450	$2,188	$1,374	$298	$7,310

Cost of sales	886	575	308	81	1,850
Selling, general and administrative expenses	2,141	1,592	903	238	4,874
Impairment of goodwill and other intangible assets	—	258	549	—	807
Other segment items(1)	—	159	—	—	159
Segment operating income (loss)	$423	$(396)	$(386)	$(21)	$(380)
Other category operating loss					(34)
Charges associated with restructuring and other activities					(287)
Operating loss					(701)

Reconciliation to loss before income taxes:
Interest expense					(182)
Interest income and investment income, net					58
Other components of net periodic benefit cost					(5)
Loss before income taxes					$(830)

Segment depreciation and amortization	$195	$123	$77	$17	$412
Other category					3
Depreciation and amortization					$415

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Net sales	$4,229	100.0%	$4,004	100.0%	$7,710	100.0%	$7,365	100.0%
Cost of sales	994	23.5	957	23.9	1,921	24.9	1,885	25.6
Gross profit	3,235	76.5	3,047	76.1	5,789	75.1	5,480	74.4

Operating expenses:
Selling, general and administrative	2,627	62.1	2,585	64.6	4,923	63.9	4,883	66.3
Restructuring and other charges	207	4.9	181	4.5	296	3.8	278	3.8
Impairment of goodwill and other intangible assets	—	—	861	21.5	—	—	861	11.7
Talcum litigation settlement agreements	—	—	—	—	—	—	159	2.2
Total operating expenses	2,834	67.0	3,627	90.6	5,219	67.7	6,181	83.9

Operating income (loss)	401	9.5	(580)	(14.5)	570	7.4	(701)	(9.5)
Interest expense	85	2.0	90	2.2	171	2.2	182	2.5
Interest income and investment income, net	21	0.5	23	0.6	51	0.7	58	0.8
Other components of net periodic benefit cost	4	0.1	3	0.1	8	0.1	5	0.1

Earnings (loss) before income taxes	333	7.9	(650)	(16.2)	442	5.7	(830)	(11.3)
Provision (benefit) for income taxes	171	4.0	(60)	(1.5)	233	3.0	(84)	(1.1)

Net earnings (loss)	$162	3.8%	$(590)	(14.7)%	$209	2.7%	$(746)	(10.1)%

Not adjusted for differences caused by rounding

The following table is a comparative summary of operating results for the three and six months ended December 31, 2025 and 2024, for our product categories and geographic regions and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies and Note 13 – Segment Data and Related Information, for our product categories that meet the definition of reportable segments, for all periods presented. Royalty revenue from license arrangements, and products and services that do not fit within our definitions of skin care, makeup, fragrance and hair care have been included in the “other” category.

THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024
NET SALES
By Product Category:
Skin Care	$2,054	$1,921	$3,629	$3,450
Makeup	1,164	1,150	2,194	2,188
Fragrance	812	744	1,533	1,374
Hair Care	168	159	297	298
Other	31	30	56	55
	4,229	4,004	7,709	7,365
Returns associated with restructuring and other activities	—	—	1	—
Net sales	$4,229	$4,004	$7,710	$7,365

By Geographic Region(1):
The Americas	$1,218	$1,209	$2,392	$2,406
Europe, United Kingdom and Ireland and Emerging Markets ("EUKEM")	1,183	1,085	2,084	1,953
Asia/Pacific	900	888	1,773	1,694
Mainland China	928	822	1,460	1,312
	4,229	4,004	7,709	7,365
Returns associated with restructuring and other activities	—	—	1	—
Net sales	$4,229	$4,004	$7,710	$7,365

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$454	$306	$641	$423
Makeup	18	(211)	3	(396)
Fragrance	105	(446)	191	(386)
Hair Care	18	(3)	6	(21)
Other	13	(45)	22	(34)
	608	(399)	863	(414)
Charges associated with restructuring and other activities	(207)	(181)	(293)	(287)
Operating income (loss)	$401	$(580)	$570	$(701)

By Geographic Region(1)(2):
The Americas	$104	$(771)	$191	$(856)
EUKEM	156	145	162	155
Asia/Pacific	200	152	350	228
Mainland China	148	75	160	59
	608	(399)	863	(414)
Charges associated with restructuring and other activities	(207)	(181)	(293)	(287)
Operating income (loss)	$401	$(580)	$570	$(701)

(1) The net sales and operating results from the Company’s travel retail business are included in the Asia/Pacific region.
(2) Operating results by geographic region for the fiscal 2025 second quarter (quarter-to-date period) have been adjusted to reflect the correction of a regional misclassification in the amounts furnished in the Form 8-K on October 2, 2025 related to a one-time charge during the fiscal 2025 first quarter. The misclassification was offset in the fiscal 2025 first quarter furnished amounts, and the adjusted amounts were reflected in the fiscal 2026 first quarter Form 10-Q. No other periods were impacted and there is no impact on the consolidated financial results or results by product category.

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

THE ESTÉE LAUDER COMPANIES INC.
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

New product innovation includes the introduction of new products, as well as changes related to existing products or where they are sold, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is launched at different price points than existing products and value derived from innovation may vary from year to year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, inclusive of potential sales returns, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results.
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

Outlook

We have experienced challenges within our business and we expect volatility and uncertainty to continue. Although there are signs of stabilization in Mainland China, challenges persist in Western Europe, including subdued sentiment. Within our Asia travel retail business, we continue to experience volatility, including the incremental transitory headwind from the change of duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses. Additionally, within the United States we continue to experience headwinds from challenges in department stores, including the recent announcement of a retailer bankruptcy. We continue to monitor and assess the impact that these challenges may have on net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We are continuing to monitor and assess the potential effects of new and existing tariffs in the United States as well as in other markets in which we operate. These tariffs have led to significant volatility and uncertainty in global markets and difficulty in forecasting demand. We have implemented and are continuing to implement and consider additional mitigation measures. Our strategy remains optimizing our global supply chain network, by sourcing and manufacturing in the geography of sale where feasible. We also continue to leverage trade programs where available and monitor for additional opportunities as countries continue to update their trade programs. We continue to anticipate higher tariff rates to have an adverse effect on fiscal 2026 profitability and cash flows, and depending on actual rates and countries imposing tariffs such adverse impacts could be material.

THE ESTÉE LAUDER COMPANIES INC.
We continue to believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across product categories, brands, geographic regions, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths, such as our history of outstanding creativity and innovation, high quality products and services, and engaging communications, and make us more productive and profitable. With the transition of leadership in the second and third quarters of fiscal 2025, as previously announced we have embarked on "Beauty Reimagined," a strategic vision which focuses on accelerating best-in-class consumer coverage, creating transformative innovation, boosting consumer-facing investments, fueling sustainable growth through bold efficiencies and reimagining the way we work, including through the expansion of the Profit Recovery and Growth Plan ("PRGP") during the fiscal 2025 third quarter, as discussed below.

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

On July 4, 2025, new U.S tax legislation was enacted known as the "One Big Beautiful Bill Act". This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, and we are continuing to evaluate the potential impact of the provisions that are expected to be effective in future fiscal years.

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

THE ESTÉE LAUDER COMPANIES INC.
In connection with the Restructuring Program, as of December 31, 2025 we estimate a net reduction in the range of approximately 5,800 to 7,000 positions globally, which is about 9-11% of our positions including temporary and part-time employees as of June 30, 2023. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

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

NET SALES

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Net sales	$4,229	$4,004	$7,710	$7,365
$ Change from prior-year period	225		345
% Change from prior-year period	6%		5%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	4%		3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased across all product categories for the three and six months ended December 31, 2025, with the exception of hair care, which remained virtually flat, for the six months ended December 31, 2025. The increase in net sales in both periods was primarily driven by the skin care and fragrance product categories.

By geographic region, reported net sales increased across all geographic regions for the three and six months ended December 31, 2025, with the exception of The Americas, for the six months ended December 31, 2025. The increase in net sales for the three and six months ended December 31, 2025 was primarily driven by Mainland China and EUKEM, and the increase in net sales for the six months ended December 31, 2025 was also driven by Asia/Pacific.
Reported net sales were impacted by approximately $74 million and $99 million of favorable foreign currency translation for the three and six months ended December 31, 2025, respectively.

Reported net sales increased 6% for the three months ended December 31, 2025, driven by the increase from volume of 3%, the favorable impact from foreign currency translation of 2% and the increase from pricing of 1%, reflecting the favorable impact from strategic price actions, partially offset by changes in mix.

Reported net sales increased 5% for the six months ended December 31, 2025, driven by the increase from volume of 2%, the increase from pricing of 1%, reflecting the favorable impact from strategic price actions and changes in mix, and the favorable impact from foreign currency translation of 1%.

THE ESTÉE LAUDER COMPANIES INC.
Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impacts of return adjustments associated with restructuring and other activities of $1 million for the six months ended December 31, 2025. There were no returns associated with restructuring and other activities for the three months ended December 31, 2025 and the three and six months ended December 31, 2024.
Product Categories
Reported net sales for our product categories for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,					Six Months Ended December 31,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(1)	2025	2024	$ Change	% Change	% Change in Constant Currency(1)
Skin Care	$2,054	$1,921	$133	7%	6%	$3,629	$3,450	$179	5%	4%
Makeup	1,164	1,150	14	1	(1)	2,194	2,188	6	—	(1)
Fragrance	812	744	68	9	6	1,533	1,374	159	12	10
Hair Care	168	159	9	6	5	297	298	(1)	—	(1)
Other	31	30	1	3	3	56	55	1	2	2
	4,229	4,004	225	6	4	7,709	7,365	344	5	3
Returns associated with restructuring and other activities	—	—	—	—	—	1	—	1	100	100
Net sales	$4,229	$4,004	$225	6%	4%	$7,710	$7,365	$345	5%	3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Skin Care
Reported skin care net sales increased $133 million, or 7%, and $179 million, or 5%, for the three and six months ended December 31, 2025, respectively, reflecting higher net sales from La Mer, Estée Lauder and The Ordinary, combined, of approximately $153 million and $214 million, for the respective periods.
Net sales from La Mer increased in both periods, primarily reflecting higher net sales in Mainland China and in our Asia travel retail business. The increase in net sales in Mainland China was primarily driven by growth attributable to key shopping moments and holiday, reflecting the benefits from key campaigns to drive sales. The increase in net sales in our Asia travel retail business was primarily attributable to the low net sales base in the prior-year periods which reflected (i) the challenging retail environment, including low consumer sentiment and conversion from Chinese consumers, as well as (ii) our prior-year efforts to improve in-trade inventory levels. These increases in our Asia travel retail business were partially offset by impacts associated with the transitory headwind from the change of duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses.
Net sales from Estée Lauder increased in both periods, primarily driven by higher net sales in Mainland China and in our Asia travel retail business, reflecting the aforementioned growth as discussed above for La Mer. Also contributing to the increase in net sales in Mainland China for Estée Lauder was the impact from new product launches which benefited the growth during key shopping moments and holiday.
The increase in net sales from The Ordinary in both periods primarily reflected targeted expanded consumer reach.

Skin care net sales were impacted by approximately $27 million and $34 million of favorable foreign currency translation for the three and six months ended December 31, 2025, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Reported skin care net sales increased 7% for the three months ended December 31, 2025, driven by the increase from volume of 4%, the increase from pricing of 2%, reflecting the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 1%.

Reported skin care net sales increased 5% for the six months ended December 31, 2025, driven by the increase from pricing of 2%, reflecting the favorable impact from strategic pricing actions and changes in mix, the increase from volume of 2% and the favorable impact from foreign currency translation of 1%.

Makeup
Reported makeup net sales increased slightly for the three and six months ended December 31, 2025, increasing by $14 million, or 1%, and $6 million, or less than 1%, respectively, including the favorable impact of foreign currency translation of 2% in both periods. The increase in makeup net sales reflected higher net sales from M·A·C and Clinique in both periods, combined, of approximately $50 million and $53 million, respectively.
The increase in net sales from M·A·C in both periods reflects higher net sales from shipments to support the launch of the brand in select U.S. Sephora locations as well as online and in Sephora at Kohl's expected in the March 2026, as well as higher net sales in the lip subcategory, driven by the success of Lip Pencil and Lipglass Air. Net sales from Clinique increased in both periods, reflecting higher net sales in the face and eye subcategories.
Partially offsetting the makeup net sales increase for the three months ended December 31, 2025 were lower net sales from Estée Lauder, primarily driven by the impact of estimated returns for the existing Double Wear Stay-in-Place Long-Wear Matte Foundation in advance of the February 2026 launch of its next-generation of Double Wear matte innovation.
Partially offsetting the makeup net sales increase for the six months ended December 31, 2025 were lower net sales from Estée Lauder, Bobbi Brown Cosmetics and Too Faced, combined, of approximately $46 million. The decrease in net sales from Estée Lauder was primarily driven by the aforementioned impact of estimated returns as discussed above. The decrease in net sales from Bobbi Brown was primarily driven by lower net sales in the face subcategory reflecting the unfavorable year-over-year impact of new product launch shipments and lower net sales in the eye subcategory reflecting a reduction in color palettes. Net sales from Too Faced decreased, reflecting lower net sales in the face and eye subcategories.

Makeup net sales were impacted by approximately $26 million and $36 million of favorable foreign currency translation for the three and six months ended December 31, 2025, respectively.

Reported makeup net sales increased 1% for the three months ended December 31, 2025, driven by the increase from volume of 4% and the favorable impact from foreign currency translation of 2%. Partially offsetting these increases was the decrease from pricing of 5%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions.

Reported makeup net sales increased slightly, less than 1%, for the six months ended December 31, 2025, driven by the increase from volume of 2% and the favorable impact from foreign currency translation of 2%. Largely offsetting these increases was the decrease from pricing of 3%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions.

Fragrance
Reported fragrance net sales increased $68 million, or 9%, and $159 million, or 12%, for the three and six months ended December 31, 2025, respectively, primarily driven by higher net sales from TOM FORD and Le Labo, combined, of approximately $55 million and $112 million, for the respective periods. Net sales from TOM FORD increased in both periods, primarily driven by growth in the Private Blend and Signature franchises, reflecting the benefit from new product launches which created halo benefits on existing products. Le Labo net sales increased in both periods, led by the Classic Collection, reflecting growth from targeted expanded consumer reach and new product launches.

Fragrance net sales were impacted by approximately $20 million and $28 million of favorable foreign currency translation for the three and six months ended December 31, 2025, respectively.

Reported fragrance net sales increased 9% for the three months ended December 31, 2025, driven by the increase from pricing of 5%, reflecting changes in mix and the favorable impact from strategic pricing actions, the favorable impact from foreign currency translation of 3% and the increase from volume of 1%.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales increased 12% for the six months ended December 31, 2025, driven by the increase from pricing of 5%, reflecting changes in mix and the favorable impact from strategic pricing actions, the increase from volume of 4% and the favorable impact from foreign currency translation of 2%.

Hair Care
Reported hair care net sales increased $9 million, or 6%, for the three months ended December 31, 2025, primarily driven by higher net sales from The Ordinary, reflecting the impacts from targeted expanded consumer reach, including the launch in Amazon's U.S. Premium Beauty store during the fiscal 2025 third quarter, and growth from the Multi-Peptide Serum for Hair Density.

Reported hair care net sales decreased slightly, $1 million, or less than 1%, for the six months ended December 31, 2025, primarily reflecting lower net sales from Aveda and higher net sales from The Ordinary. The decrease in net sales from Aveda reflected the brand’s strategies to improve long-term performance, including (i) planned reductions in online promotional activity and (ii) the exit from underperforming doors, including freestanding stores. These declines were partially offset by the impact from its launch in Amazon's U.S. Premium Beauty store during the fiscal 2025 fourth quarter. The increase in net sales from The Ordinary reflected the aforementioned growth as discussed above.

Hair care net sales were impacted by approximately $1 million of favorable foreign currency translation for each of the three and six months ended December 31, 2025.

Reported hair care net sales increased 6% for the three months ended December 31, 2025, driven by the increase from pricing of 8%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 1%. These increases were partially offset by the decrease from volume of 3%.

Reported hair care net sales decreased slightly, less than 1%, for the six months ended December 31, 2025, driven by the decrease from volume of 8%, largely offset by the increase from pricing of 7%, reflecting changes in mix and the favorable impact from strategic pricing actions.

Geographic Regions

Reported net sales by geographic region for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,					Six Months Ended December 31,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(2)	2025	2024	$ Change	% Change	% Change in Constant Currency(2)
The Americas	$1,218	$1,209	$9	1%	—%	$2,392	$2,406	$(14)	(1)%	(1)%
EUKEM	1,183	1,085	98	9	2	2,084	1,953	131	7	1
Asia/Pacific(1)	900	888	12	1	2	1,773	1,694	79	5	5
Mainland China	928	822	106	13	13	1,460	1,312	148	11	11
	4,229	4,004	225	6	4	7,709	7,365	344	5	3
Returns associated with restructuring and other activities	—	—	—	—	—	1	—	1	100	100
Net sales	$4,229	$4,004	$225	6%	4%	$7,710	$7,365	$345	5%	3%

(1)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.
(2)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased for the three months ended December 31, 2025, primarily driven by higher net sales in Mainland China, our Priority Emerging Markets and the United Kingdom, combined, of approximately $181 million. The increase in net sales in Mainland China was primarily driven by growth attributable to key shopping moments and holiday, reflecting the benefits from key campaigns to drive sales and new product launches. Net sales in our Priority Emerging Markets within The Americas and EUKEM increased collectively, reflecting growth in all product categories, supported by targeted expanded consumer reach, successful campaigns and new product launches. The increase in net sales in the United Kingdom reflected the favorable impact from foreign currency translation and growth from The Ordinary, reflecting targeted expanded consumer reach.

Reported net sales increased for the six months ended December 31, 2025, reflecting higher net sales in Mainland China, primarily driven by the aforementioned growth as discussed above, and higher net sales in our travel retail business, combined, of approximately $244 million. The increase in net sales in our travel retail business was driven by Asia travel retail, reflecting favorability attributable to the low prior-year period net sales base which reflected (i) the challenging retail environment, including low consumer sentiment and conversion from Chinese consumers, as well as (ii) our prior-year efforts to improve in-trade inventory levels. These increases were partially offset by impacts associated with the transitory headwind from the change of duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses. Also contributing to the increase in net sales in our travel retail business were higher net sales from our Europe, the Middle East & Africa travel retail business, primarily driven by growth in fragrance.

Reported net sales in The Americas increased 1% for the three months ended December 31, 2025, driven by the increase from volume of 6%, partially offset by the decrease from pricing of 6%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in EUKEM increased 9% for the three months ended December 31, 2025, driven by the increase from volume of 7% and the favorable impact of foreign currency translation of 7%. These increases were partially offset by the decrease from pricing of 4%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in Asia/Pacific increased 1% for the three months ended December 31, 2025, driven by the increase from pricing of 9%, reflecting changes in mix and the favorable impact from strategic pricing actions, partially offset by the decrease from volume of 8% and the unfavorable impact from foreign currency translation of 1%. Reported net sales in Mainland China increased 13% for the three months ended December 31, 2025, driven by the increase from pricing of 9%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the increase from volume of 4%.

Reported net sales in The Americas decreased 1% for the six months ended December 31, 2025, driven by the decrease from pricing of 2%, reflecting changes in mix, partially offset by the favorable impact of strategic pricing actions. This decrease was partially offset by the increase from volume of 2%. Reported net sales in EUKEM increased 7% for the six months ended December 31, 2025, driven by the favorable impact of foreign currency translation of 5% and the increase from volume of 2%. These increases were partially offset by the decrease from pricing of 1%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in Asia/Pacific increased 5% for the six months ended December 31, 2025, driven by an increase from pricing of 7%, reflecting changes in mix and the favorable impact from strategic pricing actions, partially offset by the decrease from volume of 2% and the unfavorable impact of foreign currency translation of 1%. Reported net sales in Mainland China increased 11% for the six months ended December 31, 2025, driven by the increase from volume of 7% and the increase from pricing of 4%, reflecting changes in mix and the favorable impact from strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.

GROSS MARGIN
Gross margin increased to 76.5% and 75.1% for the three and six months ended December 31, 2025, as compared with 76.1% and 74.4% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2025
	Three Months Ended	Six Months Ended
As Reported:
Mix of business	(35)	—
Obsolescence charges	85	60
Manufacturing costs and other	10	25
Foreign exchange transactions	(20)	(25)
Charges associated with restructuring and other activities	—	10
As Reported Gross Margin Basis Point Variance	40	70

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	—	(10)
Non-GAAP Gross Margin Basis Point Variance	40	60

The increase in gross margin for the three and six months ended December 31, 2025 reflected net benefits from the PRGP, largely offset by unfavorable impacts in manufacturing costs and other, reflecting the impact of tariffs and inflation on our costs, as well as changes in our mix of business. The PRGP benefits were driven by the favorable impact of cost efficiencies within our global supply chain network and reductions in excess inventory.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales was 67.0% and 67.7% for the three and six months ended December 31, 2025, as compared with 90.6% and 83.9% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	December 31, 2025
	Three Months Ended	Six Months Ended
As Reported:
General and administrative expenses	100	110
Advertising, marketing, promotion and product development	90	110
Selling	40	30
Shipping	10	20
Store operating costs	(10)	(10)
Stock-based compensation	40	—
Foreign exchange transactions	(20)	(30)
Charges associated with restructuring and other activities	(40)	—
Impairment of goodwill and other intangible assets	2,150	1,170
Talcum litigation settlement agreements	—	220
As Reported Operating Expense Margin Basis Point Variance	2,360	1,620

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	40	10
Impairment of goodwill and other intangible assets	(2,150)	(1,170)
Talcum litigation settlement agreements	—	(220)
Non-GAAP Operating Expense Margin Basis Point Variance	250	240

The favorability in our operating expense margin for the three and six months ended December 31, 2025 reflected the impact of the increase in net sales, as well as lower expenses within non-consumer-facing areas of the business collectively, primarily within marketing, product development and general and administrative expenses, reflecting lower employee-related costs realized through initiatives as part of the PRGP. The decrease in general and administrative expenses also includes the favorable year-over-year impact of a change in policy related to local government subsidies in China, which negatively impacted the fiscal 2025 second quarter, partially offset by higher employee incentive costs. Partially offsetting these expense reductions were increased investments in consumer-facing areas of the business to drive sales, including advertising, store operating costs, selling and promotion expenses.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions)	2025	2024	2025	2024
As Reported:
Operating income (loss)	$401	$(580)	$570	$(701)
$ Change from prior-year period	981		1,271
% Change from prior-year period	100+%		100+%

Operating margin	9.5%	(14.5)%	7.4%	(9.5)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, the impact of impairment of goodwill and other intangible assets and talcum litigation settlement agreements	32%		42%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three and six months ended December 31, 2025 was driven by the favorable operating expense margin, which includes the year-over-year impact of the goodwill and other intangible asset impairment charges in the fiscal 2025 second quarter of $861 million, as well as the increase in net sales and increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income (loss) by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended December 31, 2025 and 2024 of $207 million and $181 million, respectively, and for the six months ended December 31, 2025 and 2024 of $293 million and $287 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Reported Operating income (loss) for our product categories for the three and six months ended December 31, 2025 and 2024 were as follows:

	Three Months Ended December 31,
($ in millions)	2025	2024	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$454	$306	$148	48%	48%
Makeup	18	(211)	229	100+	(62)	Adjusted for the impact of impairment of goodwill and other intangible assets
Fragrance	105	(446)	551	100+	2	Adjusted for the impact of other intangible asset impairments
Hair Care	18	(3)	21	100+	100+
Other	13	(45)	58	100+	44	Adjusted for the impact of other intangible asset impairments
	608	(399)	1,007	100+	32
Charges associated with restructuring and other activities	(207)	(181)	(26)	(14)	80
Operating income (loss)	$401	$(580)	$981	100+%	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Six Months Ended December 31,
($ in millions)	2025	2024	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$641	$423	$218	52%	52%
Makeup	3	(396)	399	100+	(86)	Adjusted for the impact of impairment of goodwill and other intangible assets and talcum litigation settlement agreements
Fragrance	191	(386)	577	100+	17	Adjusted for the impact of other intangible asset impairments
Hair Care	6	(21)	27	100+	100+
Other	22	(34)	56	100+	10	Adjusted for the impact of other intangible asset impairments
	863	(414)	1,277	100+	42
Charges associated with restructuring and other activities	(293)	(287)	(6)	(2)	78
Operating income (loss)	$570	$(701)	$1,271	100+%	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Skin Care
Reported skin care operating income increased $148 million, or 48%, and $218 million, or 52%, for the three and six months ended December 31, 2025, respectively, reflecting an increase in net sales, as well as lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP, partially offset by an increase in investments in consumer-facing areas of the business, including to support key campaigns, new product launches and targeted expanded consumer reach.

THE ESTÉE LAUDER COMPANIES INC.

Makeup
Reported makeup operating results increased $229 million, or over 100%, and $399 million, or over 100%, for the three and six months ended December 31, 2025, respectively, primarily reflecting the favorable year-over-year impacts of other intangible asset impairment charges in the prior-year periods relating to TOM FORD and Too Faced, combined, of $245 million and a goodwill impairment charge relating to Too Faced of $13 million. Also contributing to the increase in makeup operating results for the six months ended December 31, 2025 was the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million.

Fragrance
Reported fragrance operating results increased $551 million, or over 100%, and $577 million, or over 100%, for the three and six months ended December 31, 2025, respectively, reflecting the favorable year-over-year impact of the other intangible asset impairment charge in the prior-year periods of $549 million relating to TOM FORD and an increase in net sales, partially offset by an increase in investments in consumer-facing areas of the business, including to support key campaigns, new product launches and targeted expanded consumer reach.

Hair Care
Reported hair care operating results increased $21 million, or over 100%, for the three months ended December 31, 2025, primarily reflecting an increase in net sales and lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP.

Reported hair care operating income increased $27 million, or over 100%, for the six months ended December 31, 2025, primarily reflecting lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP, and lower cost of sales.
Geographic Regions

	Three Months Ended December 31,
($ in millions)	2025	2024(1)	$ Change	% Change (As Reported)	% Change (Non-GAAP)(2)	Non-GAAP Financial Measure(2)
The Americas	$104	$(771)	$875	100+%	15%	Adjusted for the impact of impairment of goodwill and other intangible assets
EUKEM	156	145	11	8	8
Asia/Pacific(3)	200	152	48	32	32
Mainland China	148	75	73	97	97
	608	(399)	1,007	100+	32
Charges associated with restructuring and other activities	(207)	(181)	(26)	(14)	80
Operating income (loss)	$401	$(580)	$981	100+%	100+%

(1)Operating results by geographic region for the fiscal 2025 second quarter (quarter-to-date period) have been adjusted to reflect the correction of a regional misclassification in the amounts furnished in the Form 8-K on October 2, 2025 related to a one-time charge during the fiscal 2025 first quarter. The misclassification was offset in the fiscal 2025 first quarter furnished amounts, and the adjusted amounts were reflected in the fiscal 2026 first quarter Form 10-Q. No other periods were impacted and there is no impact on the consolidated financial results or results by product category.
(2)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
(3)The operating results from the Company’s travel retail business are included in the Asia/Pacific region.

THE ESTÉE LAUDER COMPANIES INC.

	Six Months Ended December 31,
($ in millions)	2025	2024	$ Change	% Change (As Reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
The Americas	$191	$(856)	$1,047	100+%	16%	Adjusted for the impact of impairment of goodwill and other intangible assets and talcum litigation settlement agreements
EUKEM	162	155	7	5	5
Asia/Pacific(2)	350	228	122	54	54
Mainland China	160	59	101	100+	100+
	863	(414)	1,277	100+	42
Charges associated with restructuring and other activities	(293)	(287)	(6)	(2)	78
Operating income (loss)	$570	$(701)	$1,271	100+%	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 56 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
(2)The operating results from the Company’s travel retail business are included in the Asia/Pacific region.

Reported operating results in The Americas increased $875 million, or over 100%, and $1,047 million, or over 100%, for the three and six months ended December 31, 2025, respectively, reflecting the favorable year-over-year impacts of other intangible asset impairment charges in the prior-year periods relating to TOM FORD and Too Faced, combined, of $848 million and a goodwill impairment charge relating to Too Faced of $13 million. Also contributing to the increase in The Americas operating results for the six months ended December 31, 2025 was the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million.
Reported operating income in EUKEM increased $11 million, or 8%, and $7 million, or 5%, for the three and six months ended December 31, 2025, respectively, including the favorable impact of foreign currency translation of 11% and 12% for the respective periods. The increase in operating income reflected higher net sales, offset in part by higher cost of sales and an increase in investments in consumer-facing areas of the business, including to support targeted expanded consumer reach, key campaigns and new product launches.

Reported operating income in Asia/Pacific increased $48 million, or 32%, and $122 million, or 54%, for the three and six months ended December 31, 2025, respectively. For the three months ended December 31, 2025, reported operating income increased, reflecting lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP. For the six months ended December 31, 2025, reported operating income increased, reflecting higher net sales and lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP.

Reported operating income in Mainland China increased $73 million, or 97%, and $101 million, or over 100%, for the three and six months ended December 31, 2025, respectively, reflecting higher net sales, as well as the favorable year-over-year impact of a change in policy related to local government subsidies in China, which negatively impacted the fiscal 2025 second quarter, partially offset by an increase in investments in consumer-facing expenses, including to support key campaigns, new product launches and targeted expanded consumer reach.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2025	2024	2025	2024
Interest expense	$85	$90	$171	$182
Interest income and investment income, net	$21	$23	$51	$58
Interest expense decreased for the three and six months ended December 31, 2025, primarily reflecting a lower average debt balance compared to the prior-year period. Interest income and investment income, net decreased for the three and six months ended December 31, 2025, reflecting lower average interest rates compared to the prior-year period, partially offset by the favorable year-over-year impact of cost method investment activity. Also contributing to the decrease in Interest income and investment income, net for the six months ended December 31, 2025 was a lower average cash balance compared to the prior-year period.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Effective rate for income taxes	51.40%	9.20%	52.70%	10.10%
Basis-point change from the prior-year period	4,220		4,260

For the three months ended December 31, 2025, the increase in effective tax rate was primarily attributable to the loss before income taxes and the impact of the discrete treatment of the impairment of goodwill and other intangible assets, both during the fiscal 2025 second quarter. Further contributing to the increase in the effective tax rate was the estimated unfavorable impact of the One Big Beautiful Bill Act, and a higher effective tax rate on the Company's foreign operations due to an unfavorable impact associated with the establishment of valuation allowances against certain net deferred tax assets, partially offset by the year-over-year favorable impact associated with previously issued stock-based compensation.

For the six months ended December 31, 2025, the increase in effective tax rate was primarily attributable to the loss before income taxes, the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, and the charge associated with the talcum litigation settlement agreements, each during the six months ended December 31, 2024. Further contributing to the increase in the effective tax rate was the estimated unfavorable impact of the One Big Beautiful Bill Act, a higher effective tax rate on the Company’s foreign operations due to an unfavorable impact associated with the establishment of valuation allowances against certain net deferred tax assets, partially offset by the year-over-year favorable impact associated with previously issued stock-based compensation.

THE ESTÉE LAUDER COMPANIES INC.
NET EARNINGS (LOSS)

	Three Months Ended December 31,		Six Months Ended December 31,
($ in millions, except per share data)	2025	2024	2025	2024
As Reported:
Net earnings (loss)	$162	$(590)	$209	$(746)
$ Change from prior-year period	752		955
% Change from prior-year period	100+%		100+%
Diluted net earnings (loss) per common share	$.44	$(1.64)	$.57	$(2.07)
% Change from prior-year period	100+%		100+%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, impairment of goodwill and other intangible assets and talcum litigation settlement agreements	43%		58%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income (loss) and Diluted net earnings (loss) per common share adjusted to exclude the impact of charges associated with restructuring and other activities; impairment of goodwill and other intangible assets; talcum litigation settlement agreements; and the effects of foreign currency translation.

THE ESTÉE LAUDER COMPANIES INC.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended December 31,		Variance	% Change	% Change in constant currency
	2025	2024
Net sales, as reported	$4,229	$4,004	$225	6%	4%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$4,229	$4,004	$225	6%	4%

Operating income (loss), as reported	$401	$(580)	$981	100+%	100+%
Charges associated with restructuring and other activities	207	181	26
Impairment of goodwill and other intangible assets	—	861	(861)
Operating income, as adjusted	$608	$462	$146	32%	29%

Diluted net earnings (loss) per common share, as reported	$.44	$(1.64)	$2.08	100+%	100+%
Charges associated with restructuring and other activities	.45	.39	.06
Impairment of goodwill and other intangible assets	—	1.87	(1.87)
Diluted net earnings per common share, as adjusted	$.89	$.62	$.27	43%	40%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Six Months Ended December 31,		Variance	% Change	% Change in constant currency
	2025	2024
Net sales, as reported	$7,710	$7,365	$345	5%	3%
Returns associated with restructuring and other activities	1	—	1
Net sales, as adjusted	$7,709	$7,365	$344	5%	3%

Operating income (loss), as reported	$570	$(701)	$1,271	100+%	100+%
Charges associated with restructuring and other activities	293	287	6
Impairment of goodwill and other intangible assets	—	861	(861)
Talcum litigation settlement agreements	—	159	(159)
Operating income, as adjusted	$863	$606	$257	42%	41%

Diluted net earnings (loss) per common share, as reported	$.57	$(2.07)	$2.64	100+%	100+%
Charges associated with restructuring and other activities	.64	.63	.01
Impairment of goodwill and other intangible assets	—	1.87	(1.87)
Talcum litigation settlement agreements	—	.34	(.34)
Diluted net earnings per common share, as adjusted	$1.21	$.77	$.44	58%	56%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended December 31,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$2,054	$1,921	$133	$(27)	$106	7%	6%
Makeup	1,164	1,150	14	(26)	(12)	1	(1)
Fragrance	812	744	68	(20)	48	9	6
Hair Care	168	159	9	(1)	8	6	5
Other	31	30	1	—	1	3	3
	4,229	4,004	225	(74)	151	6	4
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$4,229	$4,004	$225	$(74)	$151	6%	4%

By Geographic Region:
The Americas	$1,218	$1,209	$9	$(4)	$5	1%	—%
EUKEM	1,183	1,085	98	(72)	26	9	2
Asia/Pacific	900	888	12	5	17	1	2
Mainland China	928	822	106	(3)	103	13	13
	4,229	4,004	225	(74)	151	6	4
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$4,229	$4,004	$225	$(74)	$151	6%	4%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Six Months Ended December 31,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$3,629	$3,450	$179	$(34)	$145	5%	4%
Makeup	2,194	2,188	6	(36)	(30)	—	(1)
Fragrance	1,533	1,374	159	(28)	131	12	10
Hair Care	297	298	(1)	(1)	(2)	—	(1)
Other	56	55	1	—	1	2	2
	7,709	7,365	344	(99)	245	5	3
Returns associated with restructuring and other activities	1	—	1	—	1
Total	$7,710	$7,365	$345	$(99)	$246	5%	3%

By Geographic Region:
The Americas	$2,392	$2,406	$(14)	$—	$(14)	(1)%	(1)%
EUKEM	2,084	1,953	131	(107)	24	7	1
Asia/Pacific	1,773	1,694	79	9	88	5	5
Mainland China	1,460	1,312	148	(1)	147	11	11
	7,709	7,365	344	(99)	245	5	3
Returns associated with restructuring and other activities	1	—	1	—	1
Total	$7,710	$7,365	$345	$(99)	$246	5%	3%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating results excluding the impact of impairment of goodwill and other intangible assets, as well as the talcum litigation settlement agreements for the six months ended December 31, 2025:

	As Reported			Add: Changes in Impairment of goodwill and other intangible assets	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended December 31,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$454	$306	$148	$—	$148	48%	48%
Makeup	18	(211)	229	(258)	(29)	100+	(62)
Fragrance	105	(446)	551	(549)	2	100+	2
Hair Care	18	(3)	21	—	21	100+	100+
Other	13	(45)	58	(54)	4	100+	44
	608	(399)	1,007	$(861)	$146	100+%	32%
Charges associated with restructuring and other activities	(207)	(181)	(26)
Total	$401	$(580)	$981

By Geographic Region:
The Americas	$104	$(771)	$875	$(861)	$14	100+%	15%
EUKEM	156	145	11	—	11	8	8
Asia/Pacific	200	152	48	—	48	32	32
Mainland China	148	75	73	—	73	97	97
	608	(399)	1,007	$(861)	$146	100+%	32%
Charges associated with restructuring and other activities	(207)	(181)	(26)
Total	$401	$(580)	$981

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Impairment of goodwill and other intangible assets	Add: Talcum litigation settlement agreements	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Six Months Ended December 31,
($ in millions)	2025	2024	Variance
By Product Category:
Skin Care	$641	$423	$218	$—	$—	$218	52%	52%
Makeup	3	(396)	399	(258)	(159)	(18)	100+	(86)
Fragrance	191	(386)	577	(549)	—	28	100+	17
Hair Care	6	(21)	27	—	—	27	100+	100+
Other	22	(34)	56	(54)	—	2	100+	10
	863	(414)	1,277	$(861)	$(159)	$257	100+%	42%
Charges associated with restructuring and other activities	(293)	(287)	(6)
Total	$570	$(701)	$1,271

By Geographic Region:
The Americas	$191	$(856)	$1,047	$(861)	$(159)	$27	100+%	16%
EUKEM	162	155	7	—	—	7	5	5
Asia/Pacific	350	228	122	—	—	122	54	54
Mainland China	160	59	101	—	—	101	100+	100+
	863	(414)	1,277	$(861)	$(159)	$257	100+%	42%
Charges associated with restructuring and other activities	(293)	(287)	(6)
Total	$570	$(701)	$1,271

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At December 31, 2025, we had cash and cash equivalents of $3,082 million compared with $2,921 million at June 30, 2025. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

THE ESTÉE LAUDER COMPANIES INC.
Tariffs negatively impacted our operating results in the fiscal 2026 second quarter and we expect these impacts to continue. Generally, we have plans to introduce new products at higher prices, increase prices and implement other operating efficiencies which we expect to offset some of these impacts.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facilities. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of January 29, 2026, our long-term debt is rated A- with a negative outlook by Standard & Poor’s and A3 with a negative outlook by Moody’s.

Debt
At December 31, 2025, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	495	—	495
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	453	—	453
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	296	—	296
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (15)	634	—	634
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (15)	696	—	696
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (15)	567	—	567
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (15)	634	—	634
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (15)	646	—	646
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (15)	698	—	698
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (15)	500	—	500
Other long-term borrowings	27	3	30
	$7,319	$3	$7,322

(1)Consists of $600 million principal, unamortized debt discount of $3 million and debt issuance costs of $6 million.
(2)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $6 million.
(3)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $4 million.
(4)Consists of $450 million principal, net unamortized debt premium of $8 million and debt issuance costs of $5 million.
(5)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $2 million.
(6)Consists of $300 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(7)Consists of $650 million principal, unamortized debt discount of $2 million, debt issuance costs of $4 million and a $10 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(9)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $3 million.
(10)Consists of $600 million principal, unamortized debt discount of $2 million, debt issuance costs of $2 million and a $29 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $2 million and a $63 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $3 million and debt issuance costs of $1 million.
(13)Consists of $700 million principal and debt issuance costs of $2 million.
(14)Consists of $500 million principal.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.

THE ESTÉE LAUDER COMPANIES INC.
Total debt as a percent of total capitalization was 64.5% and 65.4% at December 31, 2025 and June 30, 2025, respectively.
Cash Flows

	Six Months Ended December 31,
(In millions)	2025	2024
Net cash flows provided by operating activities	$785	$387
Net cash flows used for investing activities	$(208)	$(294)
Net cash flows used for financing activities	$(419)	$(878)

The change in net cash flows provided by operating activities was primarily driven by higher net earnings, excluding non-cash items.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from lower capital expenditures compared to the prior-year period.

The change in net cash flows used for financing activities primarily reflected a decrease in repayments of long-term debt due to the repayment of the outstanding principal balance of our $500 million, 2.000% Senior Notes that matured during the fiscal 2025 second quarter, and a decrease in dividends paid to stockholders in the current-year period. These decreases were partially offset by the payment of deferred consideration in the fiscal 2026 first quarter associated with the fiscal 2023 acquisition of TOM FORD.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock for the six months ended December 31, 2025, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

Pension and Post-retirement Plan Funding
There have been no significant changes to our pension and post-retirement funding as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Commitments, Contractual Obligations and Contingencies
There have been no other significant changes to our commitments and contractual obligations as discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except as disclosed in Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies. For a discussion of contingencies, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet, anticipated transactions and receivables and payables and the net investment in certain foreign operations. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $137 million and $223 million as of December 31, 2025 and June 30, 2025, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $85 million as of December 31, 2025 and June 30, 2025.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our funded indebtedness, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $60 million and $43 million as of December 31, 2025 and June 30, 2025, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2025 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

THE ESTÉE LAUDER COMPANIES INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock for the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
October 2025	—	$—	—	25,073,242
November 2025	610,141	94.87	—	25,073,242
December 2025	—	—	—	25,073,242
	610,141	94.87	—

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

Item 5. Other Information.

Trading Arrangements
During the fiscal 2026 second quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ AKHIL SHRIVASTAVA
Date: February 5, 2026		Akhil Shrivastava
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)