Form 10-Q
period 2026-03-31
ESTEE LAUDER COMPANIES INC
filed 2026-05-01
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At April 24, 2026, 247,287,571 shares of the registrant’s Class A Common Stock, $.01 par value, and 114,507,344 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except per share data)	2026	2025	2026	2025

Net sales	$3,712	$3,550	$11,422	$10,915
Cost of sales	876	889	2,797	2,774

Gross profit	2,836	2,661	8,625	8,141

Operating expenses
Selling, general and administrative	2,279	2,258	7,202	7,141
Restructuring and other charges	224	97	520	375
Securities class action litigation settlement	84	—	84	—
Impairment of goodwill and other intangible assets	—	—	—	861
Talcum litigation settlement agreements	—	—	—	159
Total operating expenses	2,587	2,355	7,806	8,536

Operating income (loss)	249	306	819	(395)

Interest expense	82	87	253	269
Interest income and investment income, net	15	27	66	85
Other components of net periodic benefit cost	3	5	11	10
Earnings (loss) before income taxes	179	241	621	(589)

Provision (benefit) for income taxes	90	82	323	(2)
Net earnings (loss)	$89	$159	$298	$(587)

Net earnings (loss) per common share
Basic	$.25	$.44	$.82	$(1.63)
Diluted	$.24	$.44	$.82	$(1.63)

Weighted average common shares outstanding
Basic	362.7	360.3	362.0	359.9
Diluted	365.4	361.4	364.5	359.9
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025

Net earnings (loss)	$89	$159	$298	$(587)

Other comprehensive (loss) income:
Net cash flow hedge	15	(24)	39	(26)
Cross-currency swap contract - fair value hedge	(3)	7	2	14
Retirement plan and other retiree benefit adjustments	3	3	10	7
Translation adjustments	(87)	68	(58)	(133)
Income tax effect on components of other comprehensive (loss) income	(4)	14	(22)	5
Total other comprehensive (loss) income, net of tax	(76)	68	(29)	(133)
Comprehensive income (loss)	$13	$227	$269	$(720)
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	March 31, 2026	June 30, 2025

ASSETS
Current assets
Cash and cash equivalents	$3,126	$2,921
Accounts receivable, net	1,746	1,530
Inventory and promotional merchandise	1,917	2,074
Prepaid expenses and other current assets	707	544
Total current assets	7,496	7,069

Property, plant and equipment, net	2,845	3,172

Other assets
Operating lease right-of-use assets	1,786	1,952
Goodwill	2,116	2,135
Other intangible assets, net	3,635	3,759
Other assets	1,786	1,805
Total other assets	9,323	9,651
Total assets	$19,664	$19,892

LIABILITIES AND EQUITY
Current liabilities
Current debt	$502	$3
Accounts payable	1,324	1,497
Operating lease liabilities	401	406
Other accrued liabilities	3,684	3,529
Total current liabilities	5,911	5,435

Noncurrent liabilities
Long-term debt	6,810	7,314
Long-term operating lease liabilities	1,587	1,744
Other noncurrent liabilities	1,363	1,534
Total noncurrent liabilities	9,760	10,592

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at March 31, 2026 and June 30, 2025; shares issued: 486,253,355 at March 31, 2026 and 472,541,563 at June 30, 2025; Class B shares authorized: 304,000,000 at March 31, 2026 and June 30, 2025; shares issued and outstanding: 114,507,344 at March 31, 2026 and 125,542,029 at June 30, 2025	6	6
Paid-in capital	7,324	7,012
Retained earnings	11,585	11,672
Accumulated other comprehensive loss	(1,156)	(1,127)
	17,759	17,563
Less: Treasury stock, at cost; 238,965,784 Class A shares at March 31, 2026 and 238,316,738 Class A shares at June 30, 2025	(13,766)	(13,698)
Total equity	3,993	3,865
Total liabilities and equity	$19,664	$19,892
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
(In millions)	2026	2025

Cash flows from operating activities
Net earnings (loss)	$298	$(587)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	598	619
Deferred income taxes	(22)	(334)
Non-cash stock-based compensation	254	255
Net loss on disposal of property, plant and equipment	10	5
Non-cash restructuring and other charges	42	17
Pension and post-retirement benefit expense	58	58
Pension and post-retirement benefit contributions	(54)	(69)
Impairment of goodwill and other intangible assets	—	861
Other adjustments and non-cash items	3	11
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(228)	(77)
Decrease in inventory and promotional merchandise	135	215
Increase in other assets, net	(104)	(33)
Decrease in accounts payable	(168)	(230)
Increase (decrease) in other accrued and noncurrent liabilities	391	(19)
Decrease in operating lease assets and liabilities, net	(16)	(21)
Net cash flows provided by operating activities	1,197	671

Cash flows from investing activities
Capital expenditures	(306)	(395)
Proceeds from sale of property, plant and equipment	—	3
Proceeds from property, plant and equipment insurance recoveries	10	—
Purchases of investments	—	(1)
Proceeds from the disposition of investments	3	—
Settlement of net investment hedges	(11)	(15)
Net cash flows used for investing activities	(304)	(408)

Cash flows from financing activities
Repayments of long-term debt	(3)	(503)
Payment of deferred consideration	(300)	—
Settlement of cross-currency swaps	19	20
Net proceeds from stock-based compensation transactions	53	15
Dividends paid to stockholders	(381)	(492)
Payments to acquire treasury stock	(70)	(35)
Payment for acquisition of noncontrolling interest	—	(21)
Net cash flows used for financing activities	(682)	(1,016)

Effect of exchange rate changes on Cash and cash equivalents	(6)	(11)
Net increase (decrease) in Cash and cash equivalents	205	(764)
Cash and cash equivalents at beginning of period	2,921	3,395
Cash and cash equivalents at end of period	$3,126	$2,631
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation (losses) gains, net of tax, reported as translation adjustments through other comprehensive (loss) income (“OCI”) were $(88) million and $78 million, net of tax, for the three months ended March 31, 2026 and 2025, respectively, and $(68) million and $(130) million, net of tax, for the nine months ended March 31, 2026 and 2025, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity as of and for the three and nine months ended March 31, 2026 and 2025. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

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

The accompanying consolidated statements of earnings (loss) include net exchange (losses) gains on foreign currency transactions of $(10) million and $11 million for the three months ended March 31, 2026 and 2025, respectively, and $(15) million and $55 million for the nine months ended March 31, 2026 and 2025, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

The Company is a worldwide manufacturer, marketer and seller of skin care, makeup, fragrance and hair care products. The Company’s sales subject to credit risk are made primarily to department stores, duty-free retailers, specialty-multi retailers, online pure players, perfumeries and pharmacies, and salons and spas. The Company grants credit to qualified customers. While the Company does not believe it is exposed significantly to any undue concentration of credit risk at this time, it continues to monitor its customers' abilities, individually and collectively, to make timely payments.

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	March 31, 2026	June 30, 2025
Raw materials	$571	$631
Work in process	239	283
Finished goods	992	996
Promotional merchandise	115	164
Total inventory and promotional merchandise	$1,917	$2,074

Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in millions)	March 31, 2026	June 30, 2025
Assets (Useful Life)
Land and improvements(1)	$71	$75
Buildings and improvements (10 to 40 years)	1,016	1,057
Machinery and equipment (3 to 20 years)	1,447	1,429
Computer hardware and software (4 to 10 years)	2,045	1,926
Furniture and fixtures (5 to 10 years)	141	145
Leasehold improvements	2,661	2,631
Construction in progress	292	462
Total property, plant and equipment, gross	7,673	7,725
Less accumulated depreciation and amortization	(4,828)	(4,553)
Total property, plant and equipment, net	$2,845	$3,172

(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $173 million and $167 million for the three months ended March 31, 2026 and 2025, respectively, and $511 million and $503 million for the nine months ended March 31, 2026 and 2025, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Effective rate for income taxes	50.3%	34.0%	52.0%	0.3%
Basis-point change from the prior-year period	1,630		5,170

For the three months ended March 31, 2026, the increase in effective tax rate was primarily attributable to the estimated unfavorable impact of the recently enacted U.S. tax legislation known as the "One Big Beautiful Bill Act", resulting from an increase in tax deductible interest expense which reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance.

For the nine months ended March 31, 2026, the increase in effective tax rate was primarily attributable to the loss before income taxes, the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, and the charge associated with the talcum litigation settlement agreements, each during the nine months ended March 31, 2025. Further contributing to the increase in the effective tax rate was the estimated unfavorable impact of the One Big Beautiful Bill Act, resulting from an increase in tax deductible interest expense which reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance, a higher effective tax rate on the Company’s foreign operations due to an unfavorable impact associated with the establishment of valuation allowances against certain net deferred tax assets, partially offset by the year-over-year favorable impact associated with previously issued stock-based compensation.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2026. The most impactful provision effective beginning in fiscal 2026 relates to the expansion of the business interest expense deduction limitation. The resulting increase in tax deductible interest expense reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance. The estimated unfavorable fiscal 2026 impact of the One Big Beautiful Bill Act has been included in the provision for income taxes, and the impact for the three and nine months ended March 31, 2026 was $23 million and $51 million, respectively.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the three and nine months ended March 31, 2026 and 2025 and was not material.

During the fiscal 2026 second quarter, the Company received notification of the formal conclusion of the compliance process with respect to its fiscal 2024 income tax return under the U.S. Internal Revenue Service (“IRS”) Compliance Assurance Program (“CAP”), which had no impact on the Company’s consolidated financial statements for the three and nine months ended March 31, 2026.

As of March 31, 2026 and June 30, 2025, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $144 million and $140 million, respectively. The total amount of unrecognized tax benefits at March 31, 2026 that, if recognized, would affect the effective tax rate was $137 million. The total gross interest and penalties accrued related to unrecognized tax benefits for the three and nine months ended March 31, 2026 in the accompanying consolidated statements of earnings (loss) was $1 million and $4 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at March 31, 2026 and June 30, 2025, was $23 million and $19 million, respectively. On the basis of the information available as of March 31, 2026, the Company does not expect significant changes to the total amount of unrecognized tax benefits within the next twelve months.

At March 31, 2026 and June 30, 2025, total Other assets of $1,786 million and $1,805 million included $1,335 million and $1,339 million of deferred tax assets, respectively.

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

Outstanding obligations confirmed as valid totaling $64 million and $82 million as of March 31, 2026 and June 30, 2025, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	March 31, 2026	June 30, 2025
Accrued employee compensation	$559	$551
Accrued income taxes	142	282
Accrued payroll and other non-income taxes	340	307
Accrued restructuring	427	279
Accrued sales incentives	315	321
Accrued selling, advertising, marketing, promotion and product development	310	287
Deferred revenue	294	314
Sales return accrual	283	255
Other	1,014	933
Total other accrued liabilities	$3,684	$3,529

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

Impact on consolidated financial statements: The Company will elect to adopt the practical expedient beginning in the first quarter of fiscal 2027 on a prospective basis. The adoption of this practical expedient is not expected to have a material impact on the Company’s consolidated financial statements.

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

Impact on consolidated financial statements – The Company will apply the disclosure requirements as required by the guidance beginning with the June 30, 2026 Form 10-K.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company assigns goodwill at the time of acquisition to a reporting unit, which is one level below the Company's operating segments. The skin care, makeup, fragrance and hair care product categories are the Company's operating segments.

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2025
Goodwill	$1,616	$1,116	$260	$353	$3,345
Accumulated impairments	(435)	(745)	(30)	—	(1,210)
	1,181	371	230	353	2,135

Translation adjustments, goodwill	(47)	—	(2)	—	(49)
Translation adjustments, accumulated impairments	30	—	—	—	30
	(17)	—	(2)	—	(19)

Balance as of March 31, 2026
Goodwill	1,569	1,116	258	353	3,296
Accumulated impairments	(405)	(745)	(30)	—	(1,180)
Total goodwill	$1,164	$371	$228	$353	$2,116

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2026			June 30, 2025
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,893	$1,360	$533	$1,984	$1,348	$636
Non-amortizable intangible assets:
Trademarks			3,102			3,123
Total other intangible assets, net			$3,635			$3,759

The aggregate amortization expense related to amortizable intangible assets was $26 million and $34 million for the three months ended March 31, 2026 and 2025, respectively, and $79 million and $105 million for the nine months ended March 31, 2026 and 2025, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2026 and for each of the next four fiscal years is as follows:

	Fiscal
(In millions)	2026	2027	2028	2029	2030
Estimated aggregate amortization expense	$23	$85	$68	$67	$65

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
(2)The carrying values of the trademark intangible assets, subsequent to the impairment charges, are equal to their fair values. The carrying values as of March 31, 2025 are consistent with the carrying values at the fair value measurement date.

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

In connection with the Restructuring Program the Company now estimates a final net reduction in the range of approximately 9,000 to 10,000 positions globally, an increase from the previous range of 5,800 to 7,000. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

The Company now expects that the Restructuring Program will result in restructuring and other charges totaling between $1,500 million and $1,700 million, before taxes, an increase from the previous range of $1,200 million and $1,600 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring Program Approvals

Cumulative charges for initiatives approved by the Company in connection with the Restructuring Program as of March 31, 2026 and through April 29, 2026, were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges (Adjustments) Approved
Cumulative charges approved through June 30, 2025	$4	$10	$552	$114	$680
Nine months ended March 31, 2026	11	(7)	424	259	687
Cumulative charges approved through March 31, 2026	15	3	976	373	1,367
April 1, 2026 - April 29, 2026	5	4	42	(1)	50
Cumulative charges approved through April 29, 2026	$20	$7	$1,018	$372	$1,417

Included in the above table, cumulative restructuring charges for initiatives approved by the Company in connection with the Restructuring Program as of March 31, 2026 and through April 29, 2026, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments) Approved
Cumulative charges approved through June 30, 2025	$512	$14	$3	$23	$552
Nine months ended March 31, 2026	315	77	23	9	424
Cumulative charges approved through March 31, 2026	827	91	26	32	976
April 1, 2026 - April 29, 2026	35	3	1	3	42
Cumulative charges approved through April 29, 2026	$862	$94	$27	$35	$1,018

Specific actions taken since the Restructuring Program inception include:

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

•Future of Brand-led Model – The Company approved initiatives to reorganize and simplify its global marketing and creative operating model, as well as redesign spans and layers in its marketing, creative and other functions within the brand and product category structures, to make them leaner, faster and more agile and drive greater efficiency and effectiveness. These activities will primarily result in employee severance through a net reduction in workforce.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Go-to-Market Operating Model Acceleration – The Company approved initiatives to optimize and right-size the organizational structure within its geographic regions to drive greater efficiency and effectiveness, as well as optimize the selling model and exit unprofitable brands from specific markets and distribution channels. These activities will primarily result in employee severance through a net reduction in workforce, as well as costs associated with sales returns and inventory write-offs.

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

Once the relevant accounting criteria have been met, the Company expects to record cumulative restructuring and other charges of approximately $1,417 million (before tax) in connection with the initiatives approved to date, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

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

The Company classifies other charges associated with restructuring activities as follows:

Sales Returns and Cost of Sales – Product returns (offset by the related cost of sales) and inventory write-offs or write-downs as a direct result of an approved restructuring initiative to exit certain businesses or locations are recorded as a component of Net sales and/or Cost of sales when estimable and reasonably assured.

Other Charges – Other charges related to the design and implementation of approved initiatives are charged to Operating expenses as incurred and primarily include the following:

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through June 30, 2025	$—	$9	$524	$77	$610
Six months ended December 31, 2025	—	(2)	224	72	294
Three months ended March 31, 2026	—	—	159	65	224
Cumulative charges through March 31, 2026	$—	$7	$907	$214	$1,128

Included in the above table, cumulative restructuring charges recorded by the Company in connection with the Restructuring Program as of March 31, 2026, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Cumulative charges through June 30, 2025	$503	$13	$3	$5	$524
Six months ended December 31, 2025	180	20	21	3	224
Three months ended March 31, 2026	128	30	—	1	159
Cumulative charges through March 31, 2026	$811	$63	$24	$9	$907

Changes in accrued restructuring charges from the Restructuring Program for the nine months ended March 31, 2026 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2025	$369	$—	$2	$—	$371
Charges	308	50	21	4	383
Cash payments	(192)	—	(2)	(4)	(198)
Non-cash asset-related costs	—	(45)	—	—	(45)
Translation and other adjustments	(7)	—	1	$—	(6)
Balance at March 31, 2026	$478	$5	$22	$—	$505

Accrued restructuring charges at March 31, 2026 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $227 million, $254 million and $24 million for the remainder of fiscal 2026 and for fiscal 2027 and 2028, respectively.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. At March 31, 2026, the notional amount of derivatives not designated as hedging instruments was $3,335 million.

Fair Value Hedges

The Company enters into interest rate contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At March 31, 2026, the Company has interest rate swap contracts, with notional amounts totaling $700 million, $300 million and $600 million, to effectively convert the fixed rate interest on its 2030 Senior Notes, 2031 Senior Notes and 2034 Senior Notes, respectively, to variable interest rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap agreements are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap contracts are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At March 31, 2026, the Company has cross-currency swap contracts with notional amounts totaling $491 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings (loss) will be recognized in Accumulated Other Comprehensive Loss ("AOCI") in the accompanying consolidated balance sheet.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of March 31, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $15 million. The accumulated net gain on derivative instruments designated as fair value hedges in AOCI was $9 million and $7 million as of March 31, 2026 and June 30, 2025, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions and receivables and payables denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions and receivables and payables denominated in foreign currencies have been designated as cash flow hedges and have varying maturities through the end of June 2027. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At March 31, 2026, the Company had cash flow hedges outstanding with a notional amount totaling $1,747 million.

For foreign currency forward contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of March 31, 2026, the Company’s foreign currency forward contracts were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of March 31, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $7 million. The accumulated net gain (loss) on derivative instruments designated as cash flow hedges in AOCI was $26 million and $(13) million as of March 31, 2026 and June 30, 2025, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At March 31, 2026, the Company had net investment hedges outstanding with notional amounts totaling $1,118 million.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $164 million at March 31, 2026. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value(1)			Fair Value(1)
(In millions)	Balance Sheet Location	March 31, 2026	June 30, 2025	Balance Sheet Location	March 31, 2026	June 30, 2025
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts(2)	Prepaid expenses and other current assets; Other assets	$26	$7	Other accrued liabilities	$23	$82
Cross-currency swap contracts(3)	Prepaid expenses and other current assets; Other assets	119	50	Other accrued liabilities	—	15
Interest rate contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	111	104
Total Derivatives Designated as Hedging Instruments		145	57		134	201
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	19	25	Other accrued liabilities	19	15
Total derivatives		$164	$82		$153	$216

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the foreign currency forward contracts at March 31, 2026 is $3 million, classified within Other assets in the accompanying consolidated balance sheets. There were no amounts classified in Other assets at June 30, 2025.
(3)Included in the asset derivatives for the cross-currency swap contracts at March 31, 2026 and June 30, 2025 is approximately $96 million and $40 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended March 31,			Three Months Ended March 31,
(In millions)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$7	$(17)	Net sales	$(8)	$7
Interest rate contracts	—	—	Interest expense	—	—
Total cash flow hedges	7	(17)		(8)	7
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	14	(29)		—	—
Cross-currency swap contracts(4)	5	(6)		—	—
Total net investment hedges	19	(35)		—	—
Total derivatives	$26	$(52)		$(8)	$7

(1)There was no amount reclassified into the accompanying consolidated statements of earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)For each of the three months ended March 31, 2026 and 2025, the gain recognized in the accompanying consolidated statements of earnings (loss) from foreign currency forward contracts related to the amount excluded from effectiveness testing was $4 million.
(4)For each of the three months ended March 31, 2026 and 2025, the gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing was $3 million.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	Nine Months Ended March 31,			Nine Months Ended March 31,
(In millions)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$23	$6	Net sales	$(17)	$31
Interest rate contracts	—	—	Interest expense	1	1
Total cash flow hedges	23	6		(16)	32
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	12	(7)		—	—
Cross-currency swap contracts(4)	40	(4)		—	—
Total net investment hedges	52	(11)		—	—
Total derivatives	$75	$(5)		$(16)	$32

(1)There was no amount reclassified into the accompanying consolidated statements of earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)For the nine months ended March 31, 2026 and 2025, the gain recognized in the accompanying consolidated statements of earnings (loss) from foreign currency forward contracts related to the amount excluded from effectiveness testing was $10 million and $18 million, respectively.
(4)For the nine months ended March 31, 2026 and 2025, the gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing was $9 million and $4 million, respectively.

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)		2026	2025	2026	2025
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$8	$(20)	$42	$(29)
Interest rate contracts(2)	Interest expense	$(8)	$21	$(7)	$28

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing for each of the three months ended March 31, 2026 and 2025 was $5 million, and for each of the nine months ended March 31, 2026 and 2025 was $14 million.
(2)Changes in the fair value of the interest rate contracts are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedge gain (loss) recognized in the accompanying consolidated statements of earnings (loss) for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	March 31, 2026	March 31, 2026
Long-term debt	$1,479	$(111)
Intercompany debt	$—	$84

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended March 31,
	2026			2025
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the accompanying consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$3,712	$2,279	$82	$3,550	$2,258	$87
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	8	N/A	N/A	(21)
Derivatives designated as hedging instruments	N/A	N/A	(8)	N/A	N/A	21

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(8)	N/A	N/A	20	N/A
Derivatives designated as hedging instruments	N/A	8	N/A	N/A	(20)	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	—	N/A	N/A	—

(Loss) gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI	(8)	N/A	N/A	7	N/A	N/A

N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended March 31,
	2026			2025
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the accompanying consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$11,422	$7,202	$253	$10,915	$7,141	$269
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	7	N/A	N/A	(28)
Derivatives designated as hedging instruments	N/A	N/A	(7)	N/A	N/A	28

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(42)	N/A	N/A	29	N/A
Derivatives designated as hedging instruments	N/A	42	N/A	N/A	(29)	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	1	N/A	N/A	1

(Loss) gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI	(17)	N/A	N/A	31	N/A	N/A

N/A (Not applicable)

The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss) Recognized in Earnings (Loss) on Derivatives	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)		2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(14)	$(6)	$7	$(25)

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

	March 31, 2026			June 30, 2025
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Instruments
Derivative assets	$164	$(55)	$109	$82	$(60)	$22
Derivative liabilities	(153)	55	(98)	(216)	60	(156)
Total derivatives	$11	$—	$11	$(134)	$—	$(134)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$879	$—	$—	$879
Foreign currency forward contracts	—	45	—	45
Cross-currency swap contracts	—	119	—	119
Total	$879	$164	$—	$1,043

Liabilities:
Foreign currency forward contracts	$—	$42	$—	$42
Interest rate contracts	—	111	—	111
Total	$—	$153	$—	$153

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$727	$—	$—	$727
Foreign currency forward contracts	—	32	—	32
Cross-currency swap contracts	—	50	—	50
Total	$727	$82	$—	$809

Liabilities:
Foreign currency forward contracts	$—	$97	$—	$97
Interest rate contracts	—	104	—	104
Cross-currency swap contracts	—	15	—	15
Total	$—	$216	$—	$216

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis are as follows:

	March 31, 2026		June 30, 2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$7,312	$6,734	$7,317	$6,794
Notes payable and deferred consideration	$88	$87	$322	$323

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign currency forward contracts – The fair values of the Company’s foreign currency forward contracts were determined using an industry-standard valuation model, which is based on an income approach. The significant observable inputs to the model, such as swap yield curves, SOFR forward curves and currency spot and forward rates, were obtained from an independent pricing service.

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

Notes payable and deferred consideration – Notes payable and deferred consideration as of March 31, 2026 consist primarily of obligations to a vendor related to deferred service payments, and as of June 30, 2025 consist primarily of deferred payments associated with the fiscal 2023 fourth quarter acquisition of TOM FORD, which was paid during the fiscal 2026 first and third quarters. The fair value of notes payable and deferred consideration are calculated based on the net present value of cash payments using an estimated borrowing rate based on quoted prices for a similar liability. The Company’s notes payable and deferred consideration are classified within Level 2 of the valuation hierarchy.

NOTE 6 – REVENUE RECOGNITION

Disaggregation of net sales by the Company's geographic regions(1) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025
The Americas	$1,076	$1,063	$3,468	$3,469
Europe, United Kingdom and Ireland and Emerging Markets ("EUKEM")	859	785	2,943	2,738
Asia/Pacific(2)	1,003	1,006	2,776	2,700
Mainland China	774	696	2,234	2,008
	3,712	3,550	11,421	10,915
Returns associated with restructuring and other activities	—	—	1	—
Net sales	$3,712	$3,550	$11,422	$10,915

(1)The Company has reorganized its geographic regions, effective July 1, 2025 and has presented the information for the three and nine months ended March 31, 2026 and 2025 under this new basis.
(2)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $43 million and $38 million as of March 31, 2026 and June 30, 2025, respectively. Payment terms are short-term in nature and are generally less than one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows:

(In millions)	March 31, 2026
Balance at June 30, 2025	$26
Provision for expected credit losses	15
Write-offs, net & other	(12)
Balance at March 31, 2026	$29

The remaining balance of the allowance for doubtful accounts and customer deductions of $14 million and $12 million as of March 31, 2026 and June 30, 2025, respectively, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025
Deferred revenue, beginning of period	$539	$562	$533	$560
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(29)	(38)	(259)	(293)
Revenue (released) deferred during the period	(7)	(29)	227	229
Other	—	1	2	—
Deferred revenue, end of period	$503	$496	$503	$496

Transaction Price Allocated to the Remaining Performance Obligations

At March 31, 2026, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD that are unsatisfied (or partially unsatisfied) is $294 million. The remaining balance of deferred revenue at March 31, 2026 will be recognized beyond the next twelve months, of which $201 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years ending in fiscal 2043.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic benefit cost for the three months ended March 31, 2026 and 2025 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$8	$8	$7	$6	$—	$1
Interest cost	13	13	5	5	2	1
Expected return on plan assets	(12)	(13)	(8)	(6)	—	—
Amortization of:
Actuarial loss (gain)	5	5	(1)	(1)	—	—
Prior service cost	—	—	1	—	(2)	(1)
Special termination benefits	—	—	—	3	—	—
Net periodic benefit cost	$14	$13	$4	$7	$—	$1

The components of net periodic benefit cost for the nine months ended March 31, 2026 and 2025 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$26	$26	$21	$20	$—	$1
Interest cost	40	38	14	14	6	5
Expected return on plan assets	(38)	(38)	(21)	(19)	—	—
Amortization of:
Actuarial loss (gain)	15	15	(1)	(4)	—	—
Prior service cost	—	—	—	—	(4)	(4)
Special termination benefits	—	—	—	4	—	—
Net periodic benefit cost	$43	$41	$13	$15	$2	$2

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	March 31, 2026	June 30, 2025
Other assets	$127	$128
Other accrued liabilities	(44)	(44)
Other noncurrent liabilities	(346)	(349)
Funded status	(263)	(265)
Accumulated other comprehensive loss	256	268
Net amount recognized	$(7)	$3

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations

During the fiscal 2026 second quarter, the Company entered into a contract in connection with the transformation of its operating model, as part of its PRGP Enterprise Business Services initiative, as further described in Note 3 – Charges Associated with Restructuring and Other Activities. This contract is intended to drive productivity and savings. As of March 31, 2026, unconditional purchase obligations related to this contract are estimated to be approximately $1,600 million and are expected to be payable through fiscal 2033. The amounts expected to be paid under the contract may vary from this amount based on future variability in the pricing model and performance by the vendor under the contract.

Legal Proceedings

The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including product liability (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, securities, tax and privacy matters.

The Company records accruals for loss contingencies when a loss is probable and reasonably estimable, and estimates reasonably possible losses or ranges of losses in excess of accrued amounts, when such estimates can be made. Such estimates involve significant judgment regarding future events and uncertainties, including timing of related payments, and are adjusted as appropriate. Legal defense costs are expensed as incurred.

See below for the assessment of loss contingencies related to the Company’s Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters.

Management believes that the outcome of all other pending litigation and legal proceedings will not have a material adverse effect on the Company’s operations or consolidated financial statements. Reasonably possible losses in excess of accrued amounts are not expected to be material.

Management’s assessments of the Company’s pending litigation and other legal proceedings, including the Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters, are subject to inherent uncertainties and may change based on future developments.

Securities Class Action and Derivative Matters

On December 7, 2023 and January 22, 2024, purported securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer. The actions were consolidated on February 20, 2024. On March 22, 2024, plaintiffs filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged materially false and misleading statements between February 3, 2022 and October 31, 2023. On March 31, 2025, the Court denied defendants’ motion to dismiss. On April 2, 2026, the parties reached an agreement in principle to settle the securities class action litigation. In light of these discussions, the Company has recorded a loss contingency of $210 million relating to a potential settlement of the securities class action in Other accrued liabilities in the accompanying consolidated balance sheet. The Company maintains insurance coverage that will offset a portion of defense and settlement costs for this action.

Stockholder derivative complaints were filed on February 1, 2024 and March 15, 2024 in the same court against certain current and former officers and directors of the Company and were voluntarily dismissed without prejudice in April 2024. The Company subsequently received stockholder litigation demands requesting that the Board investigate similar allegations. A committee of the Board has been formed to review these demands and make recommendations, as appropriate.

Two additional stockholder derivative complaints were filed on May 8, 2025 in the United States District Court for the Southern District of New York; one stockholder derivative complaint was filed on June 23, 2025 in the Supreme Court of the State of New York in Kings County; and four additional stockholder derivative complaints were filed on September 15, 2025, September 26, 2025, November 11, 2025 and November 12, 2025 in Delaware Chancery Court against certain current and former officers and directors, asserting claims including breach of fiduciary duty, unjust enrichment, as well as claims of waste, gross mismanagement and insider trading. One of the Delaware complaints originally filed in September was voluntarily dismissed and refiled on November 11, 2025 by shareholders.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company believes that it is not possible at this time to reasonably assess the outcome of these derivative matters or to estimate the loss or range of losses, if any.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products were contaminated with asbestos. These matters generally involve multiple co-defendants.

In fiscal 2025, in view of the number of cases pending against the Company as well as the evolution of the litigation landscape and expectations regarding future claims at that time, the Company took action from the end of August 2024 through October 2024 to mitigate its future exposure. During that period, the Company entered into agreements with certain plaintiff law firms to resolve over 200 pending matters and establish a framework for resolving potential future claims from January 1, 2025 through December 31, 2029, subject to annual caps (the “talcum litigation settlement agreements”).

In connection with these agreements, the Company recorded a charge of $159 million in the fiscal 2025 first quarter, representing its best estimate of probable losses for current and potential future claims. As of March 31, 2026, $25 million and $66 million are recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet. Additional charges and reasonably possible losses in excess of the initial charge have not been and are not expected to be material.

Other claims may be brought by plaintiff firms not party to the talcum litigation settlement agreements. For certain matters that have advanced to later stages, the Company records specific accruals as appropriate. For remaining matters, the Company estimates losses on an aggregate basis based on historical experience. While amounts recorded for the three and nine months ended March 31, 2026 and 2025, respectively, for these matters (outside the talcum litigation settlement agreements) are not material, adverse outcomes could be material. The Company cannot reasonably estimate the range of possible losses in excess of accrued amounts for these matters.

As of March 31, 2026, there were 130 cases pending against the Company in U.S. state and federal courts, as compared to 84 cases as of June 30, 2025. During the nine months ended March 31, 2026, 74 cases were filed and 28 cases were resolved.

The Company maintains insurance coverage that may offset a portion of defense and settlement costs, subject to policy terms. Recoveries to date have not been material.

NOTE 9 – STOCK PROGRAMS

Additional information relating to the Company's stock programs are included in the notes to consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense attributable to net stock-based compensation was $72 million and $75 million for the three months ended March 31, 2026 and 2025, respectively, and was $254 million and $255 million for the nine months ended March 31, 2026 and 2025, respectively.

Stock Options

During the nine months ended March 31, 2026, the Company granted stock options in respect of approximately 1.2 million shares of Class A Common Stock with a weighted average exercise price per share of $92.18 and a weighted average grant date fair value per share of $35.07. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

Restricted Stock Units

During the nine months ended March 31, 2026, the Company granted RSUs in respect of approximately 3.5 million shares of Class A Common Stock with a weighted average grant date fair value per share of $91.89 that, at the time of grant, are scheduled to vest at 1.2 million, 1.5 million and 0.8 million shares per year, in fiscal 2027, fiscal 2028 and fiscal 2029, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

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

Long-term Performance Share Units
On September 2, 2025, the Company issued 68,578 shares of the Company’s Class A Common Stock to its former Chief Executive Officer in accordance with the terms of PSUs granted in March 2021. The total fair value of PSUs at the time of issuance was $6 million.

On September 3, 2024, the Company issued 195,940 shares of the Company’s Class A Common Stock to its former Chief Executive Officer in accordance with the terms of PSUs granted in February 2018. The total fair value of PSUs at the time of issuance was $18 million.

Long-term Price-Vested Units

On September 2, 2025, the Company issued 85,927 shares of the Company’s Class A Common Stock to its former Chief Executive Officer in accordance with the terms of price-vested unit awards ("PVUs") granted in March 2021. The total fair value of PVUs at the time of issuance was $8 million.

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

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except per share data)	2026	2025	2026	2025
Numerator:
Net earnings (loss)	$89	$159	$298	$(587)

Denominator:
Weighted average common shares outstanding – Basic	362.7	360.3	362.0	359.9
Effect of dilutive stock options	0.2	—	0.1	—
Effect of PSUs	—	0.2	—	—
Effect of RSUs	2.5	0.9	2.4	—
Weighted average common shares outstanding – Diluted	365.4	361.4	364.5	359.9

Net earnings (loss) per common share:
Basic	$.25	$.44	$.82	$(1.63)
Diluted	$.24	$.44	$.82	$(1.63)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025
Stock options	7.0	8.9	7.8	8.4
RSUs and PSUs	—	0.2	0.2	1.8

As of March 31, 2026 and 2025, 0.5 million and 0.6 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 19 – Stock Programs in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
NOTE 11 – EQUITY
Total Stockholders’ Equity

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except per share data)	2026	2025	2026	2025
Common stock, beginning of the period	$6	$6	$6	$6
Stock-based compensation	—	—	—	—
Common stock, end of the period	6	6	6	6

Paid-in capital, beginning of the period	7,245	6,889	7,012	6,685
Common stock dividends	1	2	5	6
Stock-based compensation	78	75	307	275
Paid-in capital, end of the period	7,324	6,966	7,324	6,966

Retained earnings, beginning of the period	11,624	12,313	11,672	13,427
Common stock dividends	(128)	(128)	(385)	(496)
Net earnings (loss)	89	159	298	(587)
Retained earnings, end of the period	11,585	12,344	11,585	12,344

Accumulated other comprehensive loss, beginning of the period	(1,080)	(1,341)	(1,127)	(1,140)
Other comprehensive (loss) income	(76)	68	(29)	(133)
Accumulated other comprehensive loss, end of the period	(1,156)	(1,273)	(1,156)	(1,273)

Treasury stock, beginning of the period	(13,764)	(13,698)	(13,698)	(13,664)
Stock-based compensation	(2)	—	(68)	(34)
Treasury stock, end of the period	(13,766)	(13,698)	(13,766)	(13,698)

Total equity	$3,993	$4,345	$3,993	$4,345

Cash dividends declared per common share	$.35	$.35	$1.05	$1.36

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the nine months ended March 31, 2026:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2025	September 2, 2025	September 16, 2025	$.35
October 29, 2025	November 28, 2025	December 15, 2025	$.35
February 4, 2026	February 27, 2026	March 16, 2026	$.35

On April 30, 2026, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on June 15, 2026 to stockholders of record at the close of business on May 29, 2026.

Common Stock
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.
During the nine months ended March 31, 2026, 11.0 million shares of the Company’s Class B Common Stock were converted into the same amount of shares of the Company’s Class A Common Stock.
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the three and nine months ended March 31, 2026:

(In millions)	Net Cash Flow Hedge	Cross-Currency Swap Contracts - Fair Value Hedge(1)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2025	$(11)	$6	$(204)	$(918)		$(1,127)
OCI before reclassifications(2)	12	11	1	18		42
Amounts reclassified to Net earnings	6	(7)	6	—		5
Net current-period OCI	18	4	7	18		47
Balance at December 31, 2025	7	10	(197)	(900)		(1,080)
OCI before reclassifications(2)	6	1	1	(88)	(3)	(80)
Amounts reclassified to Net earnings	6	(4)	2	—		4
Net current-period OCI	12	(3)	3	(88)		(76)
Balance at March 31, 2026	$19	$7	$(194)	$(988)		$(1,156)

(1)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(2)The tax provision included in Net Cash Flow Hedge, Cross-Currency Swap Contracts - Fair Value Hedge, Amounts Included in Net Period Benefit Cost and Translation Adjustments for the six months ended December 31, 2025 was $4 million, $3 million, $1 million and $9 million, respectively. For the three months ended March 31, 2026, the tax provision (benefit) included in Net Cash Flow Hedge, Cross-Currency Swap Contracts - Fair Value Hedge, Amounts Included in Net Periodic Benefit Cost and Translation Adjustments was $1 million, $1 million, $(1) million and $1 million, respectively.
(3)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings (loss) for the three and nine months ended March 31, 2026 and 2025:

	Amount Reclassified from AOCI				Affected Line Item in Consolidated Statements of Earnings (Loss)
	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025
(Loss) Gain on Cash Flow Hedges
Foreign currency forward contracts	$(8)	$7	$(17)	$31	Net sales
Interest rate contracts	—	—	1	1	Interest expense
Total (loss) gain on cash flow hedges, before tax	(8)	7	(16)	32
Benefit (provision) for income taxes	2	(1)	4	(7)	Provision (benefit) for income taxes
Total (loss) gain on cash flow hedges, net of tax	(6)	6	(12)	25	Net earnings (loss)

Gain on Cross-Currency Swap Contracts - Fair Value Hedge
Cross-currency swap contracts	5	5	14	14	Selling, general and administrative
Provision for income taxes	(1)	(1)	(3)	(3)	Provision (benefit) for income taxes
Total gain on cross-currency swap contracts - fair value hedge, net of tax	4	4	11	11	Net earnings (loss)

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	1	1	4	4	Other components of net periodic benefit cost
Amortization of actuarial loss	(4)	(4)	(14)	(11)	Other components of net periodic benefit cost
Total retirement plan and other retiree benefit adjustments, before tax	(3)	(3)	(10)	(7)	Other components of net periodic benefit cost
Benefit for income taxes	1	—	2	1	Provision (benefit) for income taxes
Total retirement plan and other retiree benefit adjustments, net of tax	(2)	(3)	(8)	(6)	Net earnings (loss)

Total reclassification adjustments, net	$(4)	$7	$(9)	$30	Net earnings (loss)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the nine months ended March 31, 2026 and 2025 is as follows:

	Nine Months Ended
(In millions)	March 31, 2026	March 31, 2025
Cash:
Cash paid during the period for interest	$229	$243
Cash paid during the period for income taxes	$431	$468

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$23	$26
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$204	$401

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information about the Company's four operating segments for the three and nine months ended March 31, 2026 and 2025 is as follows:

(In millions)	Three Months Ended March 31, 2026
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$3,712
Less: Other category net sales					28
Segment net sales	$1,856	$1,072	$628	$128	$3,684

Cost of sales	427	264	138	34	863
Selling, general and administrative expenses	958	776	456	90	2,280
Other segment items(1)	27	35	13	9	84
Segment operating income (loss)	$444	$(3)	$21	$(5)	$457
Other category operating income					16
Charges associated with restructuring and other activities					(224)
Operating income					249

Reconciliation to earnings before income taxes:
Interest expense					(82)
Interest income and investment income, net					15
Other components of net periodic benefit cost					(3)
Earnings before income taxes					$179

Segment depreciation and amortization	$100	$58	$34	$7	$199
Other category					2
Depreciation and amortization					$201

(1) Other segment items reflect the securities class action litigation settlement.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Three Months Ended March 31, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$3,550
Less: Other category net sales					25
Segment net sales	$1,807	$1,035	$557	$126	$3,525

Cost of sales	438	287	120	35	880
Selling, general and administrative expenses	1,008	734	405	104	2,251
Segment operating income (loss)	$361	$14	$32	$(13)	$394
Other category operating income					9
Charges associated with restructuring and other activities					(97)
Operating income					306

Reconciliation to earnings before income taxes:
Interest expense					(87)
Interest income and investment income, net					27
Other components of net periodic benefit cost					(5)
Earnings before income taxes					$241

Segment depreciation and amortization	$104	$60	$32	$7	$203
Other category					1
Depreciation and amortization					$204

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Nine Months Ended March 31, 2026
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$11,422
Less: Other category net sales					84
Less: Returns associated with restructuring and other activities					1
Segment net sales	$5,485	$3,266	$2,161	$425	$11,337

Cost of sales	1,317	840	491	109	2,757
Selling, general and administrative expenses	3,056	2,391	1,445	306	7,198
Other segment items(1)	27	35	13	9	84
Segment operating income	$1,085	$—	$212	$1	$1,298
Other category operating income					38
Charges associated with restructuring and other activities					(517)
Operating income					819

Reconciliation to earnings before income taxes:
Interest expense					(253)
Interest income and investment income, net					66
Other components of net periodic benefit cost					(11)
Earnings before income taxes					$621

Segment depreciation and amortization	$287	$171	$114	$22	$594
Other category					4
Depreciation and amortization					$598

(1) Other segment items reflect the securities class action litigation settlement.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Nine Months Ended March 31, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$10,915
Less: Other category net sales					80
Segment net sales	$5,257	$3,223	$1,931	$424	$10,835

Cost of sales	1,324	862	428	117	2,731
Selling, general and administrative expenses	3,149	2,326	1,308	341	7,124
Impairment of goodwill and other intangible assets	—	258	549	—	807
Other segment items(1)	—	159	—	—	159
Segment operating income (loss)	$784	$(382)	$(354)	$(34)	$14
Other category operating loss					(25)
Charges associated with restructuring and other activities					(384)
Operating loss					(395)

Reconciliation to loss before income taxes:
Interest expense					(269)
Interest income and investment income, net					85
Other components of net periodic benefit cost					(10)
Loss before income taxes					$(589)

Segment depreciation and amortization	$298	$183	$109	$24	$614
Other category					5
Depreciation and amortization					$619

(1) Other segment items reflect Talcum litigation settlement agreements.

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
($ in millions)	$	%	$	%	$	%	$	%
Net sales	$3,712	100.0%	$3,550	100.0%	$11,422	100.0%	$10,915	100.0%
Cost of sales	876	23.6	889	25.0	2,797	24.5	2,774	25.4
Gross profit	2,836	76.4	2,661	75.0	8,625	75.5	8,141	74.6

Operating expenses:
Selling, general and administrative	2,279	61.4	2,258	63.6	7,202	63.1	7,141	65.4
Restructuring and other charges	224	6.0	97	2.7	520	4.6	375	3.4
Securities class action litigation settlement	84	2.3	—	—	84	0.7	—	—
Impairment of goodwill and other intangible assets	—	—	—	—	—	—	861	7.9
Talcum litigation settlement agreements	—	—	—	—	—	—	159	1.5
Total operating expenses	2,587	69.7	2,355	66.3	7,806	68.3	8,536	78.2

Operating income (loss)	249	6.7	306	8.6	819	7.2	(395)	(3.6)
Interest expense	82	2.2	87	2.5	253	2.2	269	2.5
Interest income and investment income, net	15	0.4	27	0.8	66	0.6	85	0.8
Other components of net periodic benefit cost	3	0.1	5	0.1	11	0.1	10	0.1

Earnings (loss) before income taxes	179	4.8	241	6.8	621	5.4	(589)	(5.4)
Provision (benefit) for income taxes	90	2.4	82	2.3	323	2.8	(2)	—

Net earnings (loss)	$89	2.4%	$159	4.5%	$298	2.6%	$(587)	(5.4)%

Percentages not adjusted for differences caused by rounding

The following table is a comparative summary of operating results for the three and nine months ended March 31, 2026 and 2025, for our product categories and geographic regions and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies and Note 13 – Segment Data and Related Information, for our product categories that meet the definition of reportable segments, for all periods presented. Royalty revenue from license arrangements, and products and services that do not fit within our definitions of skin care, makeup, fragrance and hair care have been included in the “other” category.

THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025
NET SALES
By Product Category:
Skin Care	$1,856	$1,807	$5,485	$5,257
Makeup	1,072	1,035	3,266	3,223
Fragrance	628	557	2,161	1,931
Hair Care	128	126	425	424
Other	28	25	84	80
	3,712	3,550	11,421	10,915
Returns associated with restructuring and other activities	—	—	1	—
Net sales	$3,712	$3,550	$11,422	$10,915

By Geographic Region(1):
The Americas	$1,076	$1,063	$3,468	$3,469
Europe, United Kingdom and Ireland and Emerging Markets ("EUKEM")	859	785	2,943	2,738
Asia/Pacific	1,003	1,006	2,776	2,700
Mainland China	774	696	2,234	2,008
	3,712	3,550	11,421	10,915
Returns associated with restructuring and other activities	—	—	1	—
Net sales	$3,712	$3,550	$11,422	$10,915

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$444	$361	$1,085	$784
Makeup	(3)	14	—	(382)
Fragrance	21	32	212	(354)
Hair Care	(5)	(13)	1	(34)
Other	16	9	38	(25)
	473	403	1,336	(11)
Charges associated with restructuring and other activities	(224)	(97)	(517)	(384)
Operating income (loss)	$249	$306	$819	$(395)

By Geographic Region(1):
The Americas	$21	$67	$212	$(789)
EUKEM	32	28	194	183
Asia/Pacific	261	232	611	460
Mainland China	159	76	319	135
	473	403	1,336	(11)
Charges associated with restructuring and other activities	(224)	(97)	(517)	(384)
Operating income (loss)	$249	$306	$819	$(395)

(1) The net sales and operating results from our travel retail business are included in the Asia/Pacific region.

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

Outlook

While we have seen improvements within our business, we are mindful of areas of volatility and uncertainty that may impact our results. We continue to face challenges in key markets in the West, including in some markets in Western Europe and the United States. Within our Asia travel retail business, we continue to experience a transitory headwind from the change of duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses. We are also monitoring the conflict in the Middle East as it relates to our business in the domestic markets and travel retail locations in the region. Net sales from locations impacted by the conflict in the Middle East accounted for approximately 2% of consolidated net sales in fiscal 2025. We continue to monitor and assess the impact that these challenges may have on net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We are continuing to monitor and assess the potential effects of changing tariff conditions in the United States as well as in other markets in which we operate. These tariffs have led to significant volatility and uncertainty in global markets and difficulty in forecasting demand. We have implemented and are continuing to implement and consider additional mitigation measures. Our strategy remains optimizing our global supply chain network, by sourcing and manufacturing in the geography of sale where feasible. We also continue to leverage trade programs where available and monitor for additional opportunities as countries continue to update their trade programs. We continue to anticipate higher tariff rates to have an adverse effect on fiscal 2026 profitability and cash flows, and depending on actual rates and countries imposing tariffs such adverse impacts could be material.

On February 20, 2026, the U.S. Supreme Court ruled that the U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. The ruling did not address potential refunds, however on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to begin refunding all tariffs imposed under IEEPA. As of March 31, 2026, despite the ruling by the U.S. Court of International Trade, there continues to be uncertainty as to the ultimate recovery of any funds as a result of a potential appeal of this ruling, as well as uncertainty associated with the process, timing and amount of any potential refunds. As such, we have determined that the totality of uncertainties prevents us from reasonably asserting the probability of refund recovery at this time.

THE ESTÉE LAUDER COMPANIES INC.
We continue to believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across product categories, brands, geographic regions, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths, such as our history of outstanding creativity and innovation, high quality products and services, and engaging communications, and make us more productive and profitable. Following the transition of leadership in the second and third quarters of fiscal 2025, we are executing against "Beauty Reimagined," our previously announced strategic vision which focuses on accelerating best-in-class consumer coverage, creating transformative innovation, boosting consumer-facing investments, fueling sustainable growth through bold efficiencies and reimagining the way we work, including through the expansion of the Profit Recovery and Growth Plan ("PRGP") during the fiscal 2025 third quarter, as discussed below.

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

The expanded component of the restructuring program began during our fiscal 2025 third quarter. The focus of the overall expanded restructuring program (collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas, (ii) simplification and acceleration of processes, (iii) outsourcing of select services and (iv) evolution of go-to-market footprint and selling models, all to help rebuild operating margin and also fuel reinvestment in consumer-facing areas to drive sustainable sales growth. Specific initiatives under the Restructuring Program are expected to be approved by the end of fiscal 2026 and substantially completed by the end of fiscal 2027.

THE ESTÉE LAUDER COMPANIES INC.
In connection with the Restructuring Program, we now estimate a final net reduction in the range of approximately 9,000 to 10,000 positions globally, an increase from the previous range of 5,800 to 7,000. Over 70% of the increase is attributable to the reduction in point-of-sale demonstration roles at select unproductive doors in our department store and freestanding store channels, as we continue to evolve our focus towards high-growth channels. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

We now expect that the Restructuring Program will result in restructuring and other charges totaling between $1,500 million and $1,700 million, before taxes, an increase from the previous range of $1,200 million and $1,600 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives, which other than the non-cash charges, are expected to result in future cash expenditures funded from cash provided by operations.

Once fully implemented, we now expect the Restructuring Program to yield annual target gross benefits of between $1,000 million and $1,200 million, before taxes, an increase from the previous range of $800 million and $1,000 million, before taxes, a portion of which is expected to be reinvested in consumer-facing activities. The net benefits of the PRGP, which includes the Restructuring Program, are expected to enable a return to a double-digit operating margin over the next few years.

Further information about the Restructuring Program Component of the Profit Recovery and Growth Plan, is described in Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein.

Securities Class Action Litigation Settlement

On December 7, 2023 and January 22, 2024, purported securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer. The actions were consolidated on February 20, 2024. On March 22, 2024, plaintiffs filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged materially false and misleading statements between February 3, 2022 and October 31, 2023. On March 31, 2025, the Court denied defendants’ motion to dismiss. On April 2, 2026, the parties reached an agreement in principle to settle the securities class action litigation. In light of these discussions, we recorded a loss contingency of $84 million, net of the estimated probable insurance recoveries, in the consolidated statements of earnings (loss) relating to a potential settlement of the securities class action.

NET SALES

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
As Reported:
Net sales	$3,712	$3,550	$11,422	$10,915
$ Change from prior-year period	162		507
% Change from prior-year period	5%		5%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency	2%		3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased across all product categories for the three and nine months ended March 31, 2026. The increase in net sales was primarily driven by fragrance, skin care and makeup for the three months ended March 31, 2026, and primarily driven by fragrance and skin care for the nine months ended March 31, 2026.

By geographic region, reported net sales increased across all geographic regions for the three and nine months ended March 31, 2026, with the exception of Asia/Pacific for the three months ended March 31, 2026, and The Americas for the nine months ended March 31, 2026, with each remaining virtually flat. The increase in net sales for the three and nine months ended March 31, 2026 was primarily driven by Mainland China and EUKEM.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales were impacted by approximately $101 million and $200 million of favorable foreign currency translation for the three and nine months ended March 31, 2026, respectively.

Reported net sales increased 5% for the three months ended March 31, 2026, driven by the favorable impact from foreign currency translation of 3%, the increase from volume of 1% and the increase from pricing of 1%, reflecting the favorable impact from strategic price actions, partially offset by changes in mix.

Reported net sales increased 5% for the nine months ended March 31, 2026, driven by the favorable impact from foreign currency translation of 2%, the increase from volume of 2% and the increase from pricing of 1%, reflecting the favorable impact from strategic price actions, partially offset by changes in mix.

Returns associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Net sales by Product Categories and Geographic Regions exclude the impacts of return adjustments associated with restructuring and other activities of $1 million for the nine months ended March 31, 2026. There were no returns associated with restructuring and other activities for the three months ended March 31, 2026 and the three and nine months ended March 31, 2025.
Product Categories
Reported net sales for our product categories for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,					Nine Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change	% Change in Constant Currency(1)	2026	2025	$ Change	% Change	% Change in Constant Currency(1)
Skin Care	$1,856	$1,807	$49	3%	—%	$5,485	$5,257	$228	4%	3%
Makeup	1,072	1,035	37	4	—	3,266	3,223	43	1	(1)
Fragrance	628	557	71	13	10	2,161	1,931	230	12	10
Hair Care	128	126	2	2	—	425	424	1	—	—
Other	28	25	3	12	12	84	80	4	5	5
	3,712	3,550	162	5	2	11,421	10,915	506	5	3
Returns associated with restructuring and other activities	—	—	—	—	—	1	—	1	100	100
Net sales	$3,712	$3,550	$162	5%	2%	$11,422	$10,915	$507	5%	3%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Skin Care
Reported skin care net sales increased $49 million, or 3% for the three months ended March 31, 2026, including the favorable impact of foreign currency translation of 3%. Including the favorable impact of foreign currency translation, the increase in skin care net sales was primarily driven by higher net sales from La Mer, reflecting the benefit from new product launches and growth from The Treatment Lotion franchise.
Reported skin care net sales increased $228 million, or 4% for the nine months ended March 31, 2026, reflecting higher net sales from La Mer, Estée Lauder and The Ordinary, combined, of approximately $301 million. Net sales from La Mer increased, reflecting growth in hero product franchises, as well as the benefit from new product launches. The increase in net sales from Estée Lauder reflected growth attributable to new product launches and key campaigns, benefitting from key shopping moments and holiday. Net sales from The Ordinary increased, primarily reflecting targeted expanded consumer reach.
Partially offsetting the increase in net sales for the nine months ended March 31, 2026 were lower net sales from Origins, reflecting our retail softness, including the impact of door and market closures.

THE ESTÉE LAUDER COMPANIES INC.
Skin care net sales were impacted by approximately $46 million and $80 million of favorable foreign currency translation for the three and nine months ended March 31, 2026, respectively.
Reported skin care net sales increased 3% for the three months ended March 31, 2026, driven by the increase from pricing of 4%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 3%, partially offset by the decrease from volume of 4%.
Reported skin care net sales increased 4% for the nine months ended March 31, 2026, driven by the increase from pricing of 3%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 2%. The impact from volume was flat period-over-period.

Makeup
Reported makeup net sales increased $37 million, or 4% for the three months ended March 31, 2026, including the favorable impact of foreign currency translation of 3%. Including the favorable impact of foreign currency translation, the increase in makeup net sales was primarily driven by higher net sales from Estée Lauder, reflecting the launch of its next-generation of Double Wear Stay-in-Place Longwear Matte Foundation during the fiscal 2026 third quarter.
Reported makeup net sales increased $43 million, or 1% for the nine months ended March 31, 2026, including the favorable impact of foreign currency translation of 2%. Including the favorable impact of foreign currency translation, the increase in makeup net sales was primarily driven by an increase in net sales from M·A·C, reflecting higher net sales in the lip subcategory, driven by the success of Lipglass Air, Lip Pencil and Powder Kiss Lipstick. Also contributing to the increase in M·A·C net sales were higher net sales from shipments to support the launch of the brand in select U.S. Sephora locations as well as online and in Sephora at Kohl's.
Makeup net sales were impacted by approximately $35 million and $71 million of favorable foreign currency translation for the three and nine months ended March 31, 2026, respectively.
Reported makeup net sales increased 4% for the three months ended March 31, 2026, driven by the increase from volume of 5% and the favorable impact from foreign currency translation of 3%. Partially offsetting these increases was the decrease from pricing of 5%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions.
Reported makeup net sales increased 1% for the nine months ended March 31, 2026, driven by the increase from volume of 3% and the favorable impact from foreign currency translation of 2%. Partially offsetting these increases was the decrease from pricing of 4%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions.

Fragrance
Reported fragrance net sales increased $71 million, or 13%, and $230 million, or 12%, for the three and nine months ended March 31, 2026, respectively, reflecting higher net sales from Le Labo, TOM FORD and Kilian Paris, combined, of approximately $51 million and $185 million, for the respective periods.
Le Labo net sales increased in both periods, led by the Classic Collection, reflecting growth from targeted expanded consumer reach and the benefit from new product launches. The net sales increase from TOM FORD in both periods reflected the benefit from new product launches which created halo benefits on existing products, with overall growth in both the Private Blend and Signature franchises. Net sales from Kilian Paris increased in both periods, driven by the Angels' Share and Love, don't be shy franchises including growth attributable to new product launches and key campaigns, as well as growth from targeted expanded consumer reach.

Fragrance net sales were impacted by approximately $18 million and $46 million of favorable foreign currency translation for the three and nine months ended March 31, 2026, respectively.

Reported fragrance net sales increased 13% for the three months ended March 31, 2026, driven by the increase from volume of 7%, the favorable impact from foreign currency translation of 3%, and the increase from pricing of 2%, reflecting the favorable impact from strategic pricing actions, partially offset by changes in mix.

THE ESTÉE LAUDER COMPANIES INC.
Reported fragrance net sales increased 12% for the nine months ended March 31, 2026, driven by the increase from volume of 5%, the increase from pricing of 4%, reflecting the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 2%.

Hair Care
Reported hair care net sales increased $2 million, or 2%, including the impact of foreign currency translation of 2%, for the three months ended March 31, 2026, and increased $1 million, or less than 1%, including the impact of foreign currency translation of 1%, for the nine months ended March 31, 2026. Including the favorable impact of foreign currency translation, the increase in hair care net sales in both periods was primarily driven by higher net sales from The Ordinary, reflecting the growth of the Multi-Peptide Serum for Hair Density and impacts from targeted expanded consumer reach.
Partially offsetting the hair care net sales increase for the nine months ended March 31, 2026 were lower net sales from Aveda, reflecting the brand’s strategies to improve long-term performance, including (i) planned reductions in online promotional activity and (ii) the exit from underperforming doors, including freestanding stores. These declines were partially offset by the impact from its launch in Amazon's U.S. Premium Beauty store during the fiscal 2025 fourth quarter.

Hair care net sales were impacted by approximately $2 million and $3 million of favorable foreign currency translation for the three and nine months ended March 31, 2026, respectively.

Reported hair care net sales increased 2% for the three months ended March 31, 2026, driven by the increase from pricing of 2%, reflecting the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 2%. These increases were partially offset by the decrease from volume of 2%.

Reported hair care net sales were virtually flat for the nine months ended March 31, 2026, driven by the increase from pricing of 6%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 1%. These increases were offset by the decrease from volume of 6%.

Geographic Regions

Reported net sales by geographic region for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,					Nine Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change	% Change in Constant Currency(2)	2026	2025	$ Change	% Change	% Change in Constant Currency(2)
The Americas	$1,076	$1,063	$13	1%	—%	$3,468	$3,469	$(1)	—%	—%
EUKEM	859	785	74	9	3	2,943	2,738	205	7	2
Asia/Pacific(1)	1,003	1,006	(3)	—	(1)	2,776	2,700	76	3	3
Mainland China	774	696	78	11	6	2,234	2,008	226	11	9
	3,712	3,550	162	5	2	11,421	10,915	506	5	3
Returns associated with restructuring and other activities	—	—	—	—	—	1	—	1	100	100
Net sales	$3,712	$3,550	$162	5%	2%	$11,422	$10,915	$507	5%	3%

(1)The net sales from our travel retail business are included in the Asia/Pacific region.
(2)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased for the three months ended March 31, 2026, primarily driven by higher net sales in Mainland China and our Priority Emerging Markets, combined, of approximately $121 million. The increase in net sales in Mainland China reflected growth attributable to key shopping moments, including the benefits from key campaigns to drive sales and new product launches. Net sales in our Priority Emerging Markets within EUKEM and The Americas increased collectively, reflecting growth in all product categories, supported by targeted expanded consumer reach, successful campaigns and new product launches.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales increased for the nine months ended March 31, 2026, primarily driven by higher net sales in Mainland China and our Priority Emerging Markets, reflecting the aforementioned growth as discussed above, and higher net sales in our travel retail business, combined, of approximately $443 million. The increase in net sales in our travel retail business was driven by Asia travel retail, reflecting favorability attributable to the low prior-year period net sales base which reflected (i) the challenging retail environment, including low consumer sentiment and conversion from Chinese consumers, as well as (ii) our prior-year efforts to improve in-trade inventory levels. Also contributing to the growth in Asia travel retail was the favorable impact of higher traffic in certain areas of the business, including during key shopping moments, supported by key campaigns to drive growth. These increases were partially offset by impacts associated with the transitory headwind from the change of duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses.

Reported net sales in The Americas increased 1% for the three months ended March 31, 2026, driven by the increase from volume of 4% and the favorable impact from foreign currency translation of 1%. These increases were partially offset by the decrease from pricing of 3%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in EUKEM increased 9% for the three months ended March 31, 2026, driven by the increase from volume of 7% and the favorable impact of foreign currency translation of 7%. These increases were partially offset by the decrease from pricing of 5%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in Asia/Pacific were virtually flat for the three months ended March 31, 2026, driven by the decrease from volume of 4%, offset by the increase from pricing of 3%, reflecting the favorable impact from strategic pricing actions and changes in mix. Reported net sales in Mainland China increased 11% for the three months ended March 31, 2026, driven by an increase from pricing of 10%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 5%. These increases were partially offset by the decrease from volume of 4%.

Reported net sales in The Americas were virtually flat for the nine months ended March 31, 2026, driven by the decrease from pricing of 2%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. This decrease was offset by the increase from volume of 2%. Reported net sales in EUKEM increased 7% for the nine months ended March 31, 2026, driven by the favorable impact of foreign currency translation of 6% and the increase from volume of 4%. These increases were partially offset by the decrease from pricing of 2%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in Asia/Pacific increased 3% for the nine months ended March 31, 2026, driven by an increase from pricing of 6%, reflecting changes in mix and the favorable impact from strategic pricing actions, partially offset by the decrease from volume of 3%. Reported net sales in Mainland China increased 11% for the nine months ended March 31, 2026, driven by the increase from pricing of 6%, reflecting changes in mix and the favorable impact from strategic pricing actions, the increase from volume of 3% and the favorable impact from foreign currency translation of 2%.

THE ESTÉE LAUDER COMPANIES INC.

GROSS MARGIN
Gross margin increased to 76.4% and 75.5% for the three and nine months ended March 31, 2026, as compared with 75.0% and 74.6% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2026
	Three Months Ended	Nine Months Ended
As Reported:
Mix of business	75	25
Obsolescence charges	80	65
Manufacturing costs and other	20	20
Foreign exchange transactions	(35)	(30)
Charges associated with restructuring and other activities	—	10
As Reported Gross Margin Basis Point Variance	140	90

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	—	(10)
Non-GAAP Gross Margin Basis Point Variance	140	80

The increase in gross margin for the three and nine months ended March 31, 2026 reflected net benefits from the PRGP, including reductions in excess inventory, accretive new product launches and lower promotional activity in both periods, as well as the favorable impact of cost efficiencies within our global supply chain network, primarily in the nine months ended March 31, 2026. Additionally, in both periods, favorability in manufacturing costs and other benefited from the year-over-year favorable impact of the recognition of manufacturing variances associated with reduced manufacturing volumes on our standard cost within cost of sales in the fiscal 2025 third quarter, with offsets to overall favorability driven by the impact of tariffs and inflation on our costs.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales were 69.7% and 68.3% for the three and nine months ended March 31, 2026, as compared with 66.3% and 78.2% in the prior-year periods.

	Favorable (Unfavorable) Basis Points
	March 31, 2026
	Three Months Ended	Nine Months Ended
As Reported:
General and administrative expenses	160	120
Advertising, marketing, promotion and product development	70	100
Selling	(20)	20
Shipping	20	20
Store operating costs	—	(10)
Stock-based compensation	20	10
Foreign exchange transactions	(30)	(20)
Charges associated with restructuring and other activities	(330)	(120)
Securities class action litigation settlement	(230)	(70)
Impairment of goodwill and other intangible assets	—	790
Talcum litigation settlement agreements	—	150
As Reported Operating Expense Margin Basis Point Variance	(340)	990

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	330	110
Securities class action litigation settlement	230	70
Impairment of goodwill and other intangible assets	—	(790)
Talcum litigation settlement agreements	—	(150)
Non-GAAP Operating Expense Margin Basis Point Variance	220	230

The increase in our operating expense margin for the three months ended March 31, 2026 reflected the year-over-year unfavorable impact of restructuring and other activities and the securities class action litigation settlement. Partially offsetting these increases was favorability reflecting the impact of the increase in net sales, as well as the favorable year-over-year impact within general and administrative expenses associated with the timing of recognition of local government subsidies in China in the fiscal 2026 third quarter. Additionally, we increased investments in consumer-facing areas of the business to drive sales, including selling, advertising, store operating costs and promotion expenses, offsetting a portion of the favorability from the increase in net sales.

The favorability in our operating expense margin for the nine months ended March 31, 2026 reflected the impact of the increase in net sales, as well as the favorable year-over-year impact within general and administrative expenses associated with the timing of recognition of local government subsidies in China in the fiscal 2026 third quarter, with additional favorability associated with the impact of the change in policy related to local government subsidies in China that impacted the fiscal 2025 second quarter. Also contributing to the overall favorability were lower expenses within non-consumer facing areas of the business collectively, including lower employee-related costs realized through initiatives as part of the PRGP, with these benefits partially offset by higher employee incentive costs. Partially offsetting the overall favorability in our operating expense margin, including the benefit from the increase in net sales, were increased investments in consumer-facing areas of the business to drive sales, including advertising, selling, store operating costs and promotion expenses.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions)	2026	2025	2026	2025
As Reported:
Operating income (loss)	$249	$306	$819	$(395)
$ Change from prior-year period	(57)		1,214
% Change from prior-year period	(19)%		100+%

Operating margin	6.7%	8.6%	7.2%	(3.6)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, the securities class action litigation settlement, impairment of goodwill and other intangible assets and talcum litigation settlement agreements	38%		41%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The decrease in reported operating margin for the three months ended March 31, 2026 reflected the unfavorable operating expense margin, which includes the unfavorable impacts from restructuring and other activities and the securities class action litigation settlement. Partially offsetting the increased operating expense margin was the increase in net sales and increase in gross margin, as discussed above.
The increase in reported operating margin for the nine months ended March 31, 2026 was driven by the favorable operating expense margin, which includes the favorable year-over-year impact of the goodwill and other intangible asset impairment charges in the fiscal 2025 second quarter of $861 million, as well as the increase in net sales and increase in gross margin, as discussed above.
Charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed a Company-wide initiative to redesign, resize and reorganize select areas of the business. Accordingly, the following discussions of Operating income (loss) by Product Categories and Geographic Regions exclude the impact of charges associated with restructuring and other activities for the three months ended March 31, 2026 and 2025 of $224 million and $97 million, respectively, and for the nine months ended March 31, 2026 and 2025 of $517 million and $384 million, respectively.

THE ESTÉE LAUDER COMPANIES INC.

Product Categories
Reported Operating income (loss) for our product categories for the three and nine months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$444	$361	$83	23%	30%	Adjusted for the impact of the securities class action litigation settlement
Makeup	(3)	14	(17)	(100+)	100+	Adjusted for the impact of the securities class action litigation settlement
Fragrance	21	32	(11)	(34)	6	Adjusted for the impact of the securities class action litigation settlement
Hair Care	(5)	(13)	8	62	100+	Adjusted for the impact of the securities class action litigation settlement
Other	16	9	7	78	78
	473	403	70	17	38%
Charges associated with restructuring and other activities	(224)	(97)	(127)	(100+)
Operating income	$249	$306	$(57)	(19)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Nine Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$1,085	$784	$301	38%	42%	Adjusted for the impact of the securities class action litigation settlement
Makeup	—	(382)	382	100	—	Adjusted for the impact of the securities class action litigation settlement, impairment of goodwill and other intangible assets and talcum litigation settlement agreements
Fragrance	212	(354)	566	100+	15	Adjusted for the impact of the securities class action litigation settlement and other intangible asset impairments
Hair Care	1	(34)	35	100+	100+	Adjusted for the impact of the securities class action litigation settlement
Other	38	(25)	63	100+	31	Adjusted for the impact of other intangible asset impairments
	1,336	(11)	1,347	100+	41%
Charges associated with restructuring and other activities	(517)	(384)	(133)	(35)
Operating income (loss)	$819	$(395)	$1,214	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

Skin Care
Reported skin care operating income increased $83 million, or 23%, and $301 million, or 38%, for the three and nine months ended March 31, 2026, respectively, reflecting an increase in net sales. Also contributing to the increase for the nine months ended March 31, 2026 was lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP, partially offset by higher employee incentive costs. In both periods, the increase in operating income was partially offset by an increase in investments in consumer-facing areas of the business, including to support key campaigns, new product launches and targeted expanded consumer reach.

Makeup
Reported makeup operating results decreased $17 million, or over 100%, for the three months ended March 31, 2026, reflecting an increase in investments in consumer-facing areas of the business, including to support new product launches and key campaigns, as well as the unfavorable allocated impact of the securities class action litigation settlement. Largely offsetting the decrease in operating results was an increase in net sales and lower cost of sales.
Reported makeup operating results increased $382 million, or 100%, for the nine months ended March 31, 2026, reflecting the favorable year-over-year impacts of other intangible asset impairment charges in the prior-year period relating to TOM FORD and Too Faced, combined, of $245 million and a goodwill impairment charge relating to Too Faced of $13 million, as well as the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million. Partially offsetting the increase in operating results was an increase in investments in consumer-facing areas of the business, including to support new product launches and key campaigns.

Fragrance
Reported fragrance operating income decreased $11 million, or 34%, for the three months ended March 31, 2026, reflecting an increase in investments in consumer-facing areas of the business, including to support key campaigns, new product launches and targeted expanded consumer reach, an increase in cost of sales, as well as the unfavorable allocated impact of the securities class action litigation settlement, partially offset by an increase in net sales.
Reported fragrance operating results increased $566 million, or over 100%, for the nine months ended March 31, 2026, reflecting the favorable year-over-year impact of the other intangible asset impairment charge in the prior-year period of $549 million relating to TOM FORD and an increase in net sales, partially offset by an increase in investments in consumer-facing areas of the business, including to support key campaigns, new product launches and targeted expanded consumer reach.

Hair Care
Reported hair care operating results increased $8 million, or 62%, for the three months ended March 31, 2026, reflecting lower operating expenses, as well as an increase in net sales. These increases to operating results were partially offset by the unfavorable allocated impact of the securities class action litigation settlement.

Reported hair care operating results increased $35 million, or over 100%, for the nine months ended March 31, 2026, reflecting lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP, lower consumer-facing investments and lower cost of sales. These increases to operating results were partially offset by the unfavorable allocated impact of the securities class action litigation settlement.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

	Three Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change (As Reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(2)
The Americas	$21	$67	$(46)	(69)%	57%	Adjusted for the impact of the securities class action litigation settlement
EUKEM	32	28	4	14	14
Asia/Pacific(2)	261	232	29	13	13
Mainland China	159	76	83	100+	100+
	473	403	70	17	38%
Charges associated with restructuring and other activities	(224)	(97)	(127)	(100+)
Operating income	$249	$306	$(57)	(19)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
(2)The operating results from our travel retail business are included in the Asia/Pacific region.

	Nine Months Ended March 31,
($ in millions)	2026	2025	$ Change	% Change (As Reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
The Americas	$212	$(789)	$1,001	100+%	28%	Adjusted for the impact of the securities class action litigation settlement, impairment of goodwill and other intangible assets and talcum litigation settlement agreements
EUKEM	194	183	11	6	6
Asia/Pacific(2)	611	460	151	33	33
Mainland China	319	135	184	100+	100+
	1,336	(11)	1,347	100+	41%
Charges associated with restructuring and other activities	(517)	(384)	(133)	(35)
Operating income (loss)	$819	$(395)	$1,214	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 57 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
(2)The operating results from our travel retail business are included in the Asia/Pacific region.

Reported operating income in The Americas decreased $46 million, or 69%, for the three months ended March 31, 2026, reflecting the unfavorable impact of the securities class action litigation settlement charge in the fiscal 2026 third quarter. Partially offsetting the lower operating income were lower non-consumer-facing expenses, due in part to the reduction in employee-related costs realized through initiatives as part of the PRGP, despite higher employee incentive costs, and higher net sales.

Reported operating results in The Americas increased $1,001 million, or over 100%, for the nine months ended March 31, 2026, reflecting the favorable year-over-year impacts of other intangible asset impairment charges in the prior-year periods relating to TOM FORD and Too Faced, combined, of $848 million and a goodwill impairment charge relating to Too Faced of $13 million, as well as the favorable year-over-year impact of the charge in the fiscal 2025 first quarter associated with the talcum litigation settlement agreements of $159 million. Partially offsetting the increase in operating results is the unfavorable impact of the securities class action litigation settlement charge in the fiscal 2026 third quarter.

THE ESTÉE LAUDER COMPANIES INC.

Reported operating income in EUKEM increased $4 million, or 14%, and $11 million, or 6%, for the three and nine months ended March 31, 2026, respectively. Included in the nine months ended March 31, 2026 is the favorable impact of foreign currency translation of 6%. The increase in operating income for both periods reflected higher net sales, partially offset by an increase in non-consumer-facing expenses, due in part to higher employee incentive costs, an increase in investments in consumer-facing areas of the business, including to support targeted expanded consumer reach, key campaigns and new product launches, and higher cost of sales.

Reported operating income in Asia/Pacific increased $29 million, or 13%, and $151 million, or 33%, for the three and nine months ended March 31, 2026, respectively. For the three months ended March 31, 2026, reported operating income increased, reflecting lower cost of sales and lower non-consumer-facing expenses, due in part to the reduction in employee-related costs realized through initiatives as part of the PRGP, despite higher employee incentive costs. These increases in operating income were partially offset by an increase in investments in consumer-facing areas of the business, including to support key campaigns. For the nine months ended March 31, 2026, reported operating income increased, reflecting higher net sales and lower non-consumer-facing expenses, due in part to the reduction in employee-related costs realized through initiatives as part of the PRGP, partially offset by higher employee incentive costs.

Reported operating income in Mainland China increased $83 million, or over 100%, and $184 million, or over 100%, for the three and nine months ended March 31, 2026, respectively, reflecting higher net sales, as well as the favorable year-over-year timing of recognition of local government subsidies in the fiscal 2026 third quarter, with additional favorability for the nine months ended March 31, 2026 associated with the impact of the change in policy related to local government subsidies that impacted the fiscal 2025 second quarter. Partially offsetting the increase in operating income in both periods was an increase in investments in consumer-facing areas of the business, including to support key campaigns, new product launches and targeted expanded consumer reach.

INTEREST AND INVESTMENT INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2026	2025	2026	2025
Interest expense	$82	$87	$253	$269
Interest income and investment income, net	$15	$27	$66	$85
Interest expense decreased for the three and nine months ended March 31, 2026, primarily reflecting a lower average debt balance compared to the prior-year periods, with commercial paper outstanding during the fiscal 2025 third quarter. Interest income and investment income, net decreased for the three months ended March 31, 2026, primarily driven by the impact of the impairment of a cost method minority investment. Interest income and investment income, net decreased for the nine months ended March 31, 2026, primarily driven by a lower average cash balance compared to the prior-year period, as well as the impact of the impairment of a cost method minority investment, partially offset by the favorable year-over-year impact of cost method minority investment activity.

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

THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Effective rate for income taxes	50.3%	34.0%	52.0%	0.3%
Basis-point change from the prior-year period	1,630		5,170

For the three months ended March 31, 2026, the increase in effective tax rate was primarily attributable to the estimated unfavorable impact of the One Big Beautiful Bill Act, resulting from an increase in tax deductible interest expense which reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance.

For the nine months ended March 31, 2026, the increase in effective tax rate was primarily attributable to the loss before income taxes, the impact of the discrete treatment of charges associated with restructuring and other activities, the impairment of goodwill and other intangible assets, and the charge associated with the talcum litigation settlement agreements, each during the nine months ended March 31, 2025. Further contributing to the increase in the effective tax rate was the estimated unfavorable impact of the One Big Beautiful Bill Act, resulting from an increase in tax deductible interest expense which reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance, a higher effective tax rate on our foreign operations due to an unfavorable impact associated with the establishment of valuation allowances against certain net deferred tax assets, partially offset by the year-over-year favorable impact associated with previously issued stock-based compensation.

NET EARNINGS (LOSS)

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in millions, except per share data)	2026	2025	2026	2025
As Reported:
Net earnings (loss)	$89	$159	$298	$(587)
$ Change from prior-year period	(70)		885
% Change from prior-year period	(44)%		100+%
Diluted net earnings (loss) per common share	$.24	$.44	$.82	$(1.63)
% Change from prior-year period	(45)%		100+%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities, the securities class action litigation settlement, impairment of goodwill and other intangible assets and talcum litigation settlement agreements	40%		50%

(1)See “Reconciliations of Non-GAAP Financial Measures” below for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

THE ESTÉE LAUDER COMPANIES INC.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES
We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income (loss) and Diluted net earnings (loss) per common share adjusted to exclude the impact of charges associated with restructuring and other activities; the securities class action litigation settlement; impairment of goodwill and other intangible assets; talcum litigation settlement agreements; and the effects of foreign currency translation.
The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended March 31,		Variance	% Change	% Change in constant currency
	2026	2025
Net sales, as reported	$3,712	$3,550	$162	5%	2%
Returns associated with restructuring and other activities	—	—	—
Net sales, as adjusted	$3,712	$3,550	$162	5%	2%

Operating income, as reported	$249	$306	$(57)	(19)%	(22)%
Charges associated with restructuring and other activities	224	97	127
Securities class action litigation settlement	84	—	84
Operating income, as adjusted	$557	$403	$154	38%	35%

Diluted net earnings per common share, as reported	$.24	$.44	$(.20)	(45)%	(48)%
Charges associated with restructuring and other activities	.49	.21	.28
Securities class action litigation settlement	.18	—	.18
Diluted net earnings per common share, as adjusted	$.91	$.65	$.26	40%	37%

THE ESTÉE LAUDER COMPANIES INC.

($ in millions, except per share data)	Nine Months Ended March 31,		Variance	% Change	% Change in constant currency
	2026	2025
Net sales, as reported	$11,422	$10,915	$507	5%	3%
Returns associated with restructuring and other activities	1	—	1
Net sales, as adjusted	$11,421	$10,915	$506	5%	3%

Operating income (loss), as reported	$819	$(395)	$1,214	100+%	100+%
Charges associated with restructuring and other activities	517	384	133
Securities class action litigation settlement	84	—	84
Impairment of goodwill and other intangible assets	—	861	(861)
Talcum litigation settlement agreements	—	159	(159)
Operating income, as adjusted	$1,420	$1,009	$411	41%	39%

Diluted net earnings (loss) per common share, as reported	$.82	$(1.63)	$2.45	100+%	100+%
Charges associated with restructuring and other activities	1.12	.83	.29
Securities class action litigation settlement	.18	—	.18
Impairment of goodwill and other intangible assets	—	1.88	(1.88)
Talcum litigation settlement agreements	—	.34	(.34)
Diluted net earnings per common share, as adjusted	$2.12	$1.42	$.70	50%	47%

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

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended March 31,
($ in millions)	2026	2025	Variance
By Product Category:
Skin Care	$1,856	$1,807	$49	$(46)	$3	3%	—%
Makeup	1,072	1,035	37	(35)	2	4	—
Fragrance	628	557	71	(18)	53	13	10
Hair Care	128	126	2	(2)	—	2	—
Other	28	25	3	—	3	12	12
	3,712	3,550	162	(101)	61	5	2
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,712	$3,550	$162	$(101)	$61	5%	2%

By Geographic Region:
The Americas	$1,076	$1,063	$13	$(9)	$4	1%	—%
EUKEM	859	785	74	(54)	20	9	3
Asia/Pacific	1,003	1,006	(3)	(3)	(6)	—	(1)
Mainland China	774	696	78	(35)	43	11	6
	3,712	3,550	162	(101)	61	5	2
Returns associated with restructuring and other activities	—	—	—	—	—
Total	$3,712	$3,550	$162	$(101)	$61	5%	2%

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Nine Months Ended March 31,
($ in millions)	2026	2025	Variance
By Product Category:
Skin Care	$5,485	$5,257	$228	$(80)	$148	4%	3%
Makeup	3,266	3,223	43	(71)	(28)	1	(1)
Fragrance	2,161	1,931	230	(46)	184	12	10
Hair Care	425	424	1	(3)	(2)	—	—
Other	84	80	4	—	4	5	5
	11,421	10,915	506	(200)	306	5	3
Returns associated with restructuring and other activities	1	—	1	—	1
Total	$11,422	$10,915	$507	$(200)	$307	5%	3%

By Geographic Region:
The Americas	$3,468	$3,469	$(1)	$(9)	$(10)	—%	—%
EUKEM	2,943	2,738	205	(161)	44	7	2
Asia/Pacific	2,776	2,700	76	6	82	3	3
Mainland China	2,234	2,008	226	(36)	190	11	9
	11,421	10,915	506	(200)	306	5	3
Returns associated with restructuring and other activities	1	—	1	—	1
Total	$11,422	$10,915	$507	$(200)	$307	5%	3%

THE ESTÉE LAUDER COMPANIES INC.
The following tables reconcile the change in operating results by product category and geographic region, as reported, to the change in operating results excluding the impact of the securities class action litigation settlement for the three and nine months ended March 31, 2026, as well as the impairment of goodwill and other intangible assets and talcum litigation settlement agreements for the nine months ended March 31, 2026:

	As Reported			Add: Securities class action litigation settlement	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Three Months Ended March 31,
($ in millions)	2026	2025	Variance
By Product Category:
Skin Care	$444	$361	$83	$27	$110	23%	30%
Makeup	(3)	14	(17)	35	18	(100+)	100+
Fragrance	21	32	(11)	13	2	(34)	6
Hair Care	(5)	(13)	8	9	17	62	100+
Other	16	9	7	—	7	78	78
	473	403	70	$84	$154	17%	38%
Charges associated with restructuring and other activities	(224)	(97)	(127)
Total	$249	$306	$(57)

By Geographic Region:
The Americas	$21	$67	$(46)	$84	$38	(69)%	57%
EUKEM	32	28	4	—	4	14	14
Asia/Pacific	261	232	29	—	29	13	13
Mainland China	159	76	83	—	83	100+	100+
	473	403	70	$84	$154	17%	38%
Charges associated with restructuring and other activities	(224)	(97)	(127)
Total	$249	$306	$(57)

THE ESTÉE LAUDER COMPANIES INC.

	As Reported			Add: Changes in Impairment of goodwill and other intangible assets	Add: Securities class action litigation settlement	Add: Talcum litigation settlement agreements	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Nine Months Ended March 31,
($ in millions)	2026	2025	Variance
By Product Category:
Skin Care	$1,085	$784	$301	$—	$27	$—	$328	38%	42%
Makeup	—	(382)	382	(258)	35	(159)	—	100	—
Fragrance	212	(354)	566	(549)	13	—	30	100+	15
Hair Care	1	(34)	35	—	9	—	44	100+	100+
Other	38	(25)	63	(54)	—	—	9	100+	31
	1,336	(11)	1,347	$(861)	$84	$(159)	$411	100+%	41%
Charges associated with restructuring and other activities	(517)	(384)	(133)
Total	$819	$(395)	$1,214

By Geographic Region:
The Americas	$212	$(789)	$1,001	$(861)	$84	$(159)	$65	100+%	28%
EUKEM	194	183	11	—	—	—	11	6	6
Asia/Pacific	611	460	151	—	—	—	151	33	33
Mainland China	319	135	184	—	—	—	184	100+	100+
	1,336	(11)	1,347	$(861)	$84	$(159)	$411	100+%	41%
Charges associated with restructuring and other activities	(517)	(384)	(133)
Total	$819	$(395)	$1,214

THE ESTÉE LAUDER COMPANIES INC.

FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At March 31, 2026, we had cash and cash equivalents of $3,126 million compared with $2,921 million at June 30, 2025. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Tariffs negatively impacted our operating results in the fiscal 2026 third quarter and we are continuing to monitor and assess the potential effects of changing tariff conditions globally.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facilities. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of April 24, 2026, our long-term debt is rated A- with a negative outlook by Standard & Poor’s and A3 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At March 31, 2026, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	495	—	495
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	247	—	247
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	296	—	296
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (15)	628	—	628
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (15)	696	—	696
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (15)	566	—	566
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (15)	632	—	632
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (15)	646	—	646
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (15)	698	—	698
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (15)	—	500	500
Other long-term borrowings	26	2	28
	$6,810	$502	$7,312

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
(7)Consists of $650 million principal, unamortized debt discount of $2 million, debt issuance costs of $4 million and a $16 million loss to reflect the fair value of interest rate swaps.
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
(11)Consists of $700 million principal, unamortized debt discount of $1 million, debt issuance costs of $2 million and a $65 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(13)Consists of $700 million principal and debt issuance costs of $2 million.
(14)Consists of $500 million principal.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 64.7% and 65.4% at March 31, 2026 and June 30, 2025, respectively.

THE ESTÉE LAUDER COMPANIES INC.
Cash Flows

	Nine Months Ended March 31,
(In millions)	2026	2025
Net cash flows provided by operating activities	$1,197	$671
Net cash flows used for investing activities	$(304)	$(408)
Net cash flows used for financing activities	$(682)	$(1,016)

The change in net cash flows provided by operating activities was primarily driven by higher net earnings, excluding non-cash items, and the favorable change in operating assets and liabilities variances.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from lower capital expenditures compared to the prior-year period.

The change in net cash flows used for financing activities primarily reflected a decrease in repayments of long-term debt due to the repayment of the outstanding principal balance of our $500 million, 2.000% Senior Notes that matured during the fiscal 2025 second quarter, and a decrease in dividends paid to stockholders in the current-year period. These decreases were partially offset by payments of deferred consideration in the fiscal 2026 first and third quarters associated with the fiscal 2023 acquisition of TOM FORD.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock for the nine months ended March 31, 2026, see Notes to Consolidated Financial Statements, Note 11 – Equity and Redeemable Noncontrolling Interest.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

THE ESTÉE LAUDER COMPANIES INC.
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet, anticipated transactions and receivables and payables and the net investment in certain foreign operations. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $205 million and $223 million as of March 31, 2026 and June 30, 2025, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $85 million as of March 31, 2026 and June 30, 2025.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our funded indebtedness, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $77 million and $43 million as of March 31, 2026 and June 30, 2025, respectively.
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

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2026 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE ESTÉE LAUDER COMPANIES INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock for the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
January 2026	4,141	$112.52	—	25,073,242
February 2026	22,468	109.01	—	25,073,242
March 2026	—	—	—	25,073,242
	26,609	109.56	—

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

Item 5. Other Information.

Trading Arrangements
During the fiscal 2026 third quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 is formatted in iXBRL

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ AKHIL SHRIVASTAVA
Date: May 1, 2026		Akhil Shrivastava
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)