Form 10-K
period 2026-06-30
ESTEE LAUDER COMPANIES INC
filed 2026-08-19
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting common equity held by non-affiliates of the registrant was approximately $26 billion at December 31, 2025 (the last business day of the registrant’s most recently completed second quarter).*
At August 12, 2026, 247,291,223 shares of the registrant’s Class A Common Stock, $.01 par value, and 114,507,344 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.
Documents Incorporated by Reference

Document	Where Incorporated
Proxy Statement for Annual Meeting of Stockholders to be held November 17, 2026	Part III
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

As part of reimagining the way we work, we created our "One ELC" operating model, a scalable, integrated system designed to operate faster, execute with greater discipline, and drive growth. One ELC is built on three elements: One Team, One Culture, and One Operating Ecosystem. One Team is the simplification of the organization with fewer layers and silos, clearer ownership and faster decision making. One Culture is the reinforcement of how teams work every day, grounded in accountability, bold, entrepreneurial thinking, and agility. One Operating Ecosystem is the combination of shared platforms, data and strategic partners to enable consistent, scalable and effective execution across brands, regions and functions.

We have been controlled by the Lauder family since the founding of our Company. Members of the Lauder family, some of whom are directors, executive officers and/or employees, beneficially own, directly or indirectly, as of August 12, 2026, shares of our Company's Class A Common Stock and Class B Common Stock having approximately 82% of the outstanding voting power of the Common Stock.

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

Other - The other category includes royalty revenue from our licensing of the TOM FORD trademark to third parties as well as sales from ancillary products and services that do not fit within the definitions of skin care, makeup, fragrance, and hair care.

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

PREMIUM
ENTRY PRICE POINT
CLASSIC
PROGRESSIVE
LA MER
Kilian PARIS
EDITIONS DE PARFUMS FREDERIC MALLE
TOM FORD
LE LABO GRASSE – NEW YORK
AERIN BEAUTY
BALMAIN BEAUTY
JO MALONE LONDON
ESTEE LAUDER
DARPHIN PARIS
BOBBI BROWN
NIOD
aramis
LAB SERIES
AVESTAN
AVEDA
ORIGINS
CLINIQUE
Bumble and bumble.
Dr.Jart+
Too Faced
GLAMGLOW
smashbox
MAC
LOOPHA
The Ordinary.

Estée Lauder brand products, which have been sold since 1946, have a reputation for innovation, sophistication and superior quality. Estée Lauder is one of the world’s most renowned beauty brands, producing high-performance skin care and makeup and iconic fragrances.

We pioneered the marketing of prestige men’s fragrance and grooming products with the introduction of Aramis products in 1964.

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

Introduced in 1990, Origins is primarily known for clinically proven, naturally powerful skin care and body care for healthy looking skin and holistic well-being. Origins has a license agreement to develop and sell beauty products using the name of Dr. Andrew Weil.

M·A·C, the leading prestige makeup brand globally, was created in Toronto, Canada. After having acquired a majority interest in 1994, we completed our acquisition of M·A·C in 1998. The brand’s popularity has grown through a tradition of word-of-mouth endorsement from professional makeup artists, models, photographers and journalists around the world.

Acquired in 1995, Bobbi Brown Cosmetics is a global prestige beauty brand known for its high quality and undertone-correct makeup and skin care products that celebrate individual beauty and confidence. Reflecting its artistry roots, the brand is focused on creating a teaching and learning community of consumers around the world.

Acquired in 1995, La Mer is a leading global luxury skin care brand that is available in limited distribution worldwide. The brand is known for its iconic Crème de la Mer moisturizer, serums and lotions, as well as other skin care and foundation products that are created around the original “Miracle Broth.”

Acquired in 1997, Aveda sells high-performance, naturally-derived hair care products, as well as skin care. The brand is known for its innovative plant-based products and its commitment to environmental sustainability and corporate responsibility.

Acquired in 1999, Jo Malone London is synonymous with a distinctly British character that delights in the unexpected, with timeless, carefully-crafted scents designed for discovery. The fragrance house celebrates gift giving: whether it’s a token of appreciation or the grandest of gestures, a gift presented in the iconic cream and black box is instantly recognizable and rarely forgotten.

Acquired a majority interest in 2000 (and the remaining interest in 2006), Bumble and bumble is a New York-based hair care brand that creates high-quality hair care and styling products.

Acquired in 2003, Darphin is a Paris-based, prestige skin care brand known for its high-performance morphological skin science.

In 2005, we entered into a license agreement and developed, manufactured and distributed luxury beauty products under the TOM FORD brand name. In fiscal 2023, we acquired the TOM FORD brand and related intellectual property. The TOM FORD brand is a luxury brand encompassing fashion, beauty, eyewear and other accessories. As the current owner and steward of the brand, we are continuing with the development, manufacture and distribution of beauty products and have licensed the fashion and eyewear to third parties. Consistent with the fashion brand, our products exude seductive modern-day glamour and include luxury fragrance, color cosmetics, men’s grooming products and skin care products for discerning consumers globally.

Acquired in 2010, Smashbox Cosmetics is a Los Angeles-based, photo studio-inspired makeup brand with high performance products created for our consumers' everyday life in the spotlight.

Launched in 2012, AERIN is a global luxury lifestyle brand inspired by the signature style of its founder, Aerin Lauder.

Acquired in 2014, Le Labo was born in Grasse, the capital of perfumery in the South of France, and raised in New York City. The laboratory is Le Labo's namesake and practice: sanctuaries devoted to its craft of Slow Perfumery, where creations are hand-blended on site and to order. Its collection spans genderless perfumes and candles, alongside formulas for body, hair, and face, as well as a grooming line.

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

Acquired in 2016, KILIAN PARIS is a prestige fragrance brand that embodies audacious luxury and timeless festive sophistication.

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

After increasing our investment to 76% in 2021, we purchased the remaining interest in the Deciem Beauty Group Inc. ("DECIEM") in 2024. Known as “The Abnormal Beauty Company,” DECIEM is a Toronto-based, vertically integrated multi-brand beauty company rooted in a consumer-focused and functional approach. Its portfolio includes The Ordinary, an ingredient-focused brand, NIOD, a science-driven skin care brand, as well as Avestan, a brand focused on the exploration of unfamiliar fragrances and Loopha, a scented self-care brand with a scientific soul.

Balmain Beauty was established in 2022 under a license agreement with Balmain S.A., extending the storied legacy of the Parisian fashion house founded in 1945 by Pierre Balmain into a new era of luxury beauty. Balmain embodies contemporary elegance, culture, and sensuality, inspiring fragrances that celebrate bold self-expression. Balmain Beauty introduced its first fragrances in fiscal 2025.

Our “Luxury Brands” are prestige brands sold at luxury price points and include La Mer, Jo Malone London, TOM FORD, AERIN Beauty, Le Labo, Editions de Parfums Frédéric Malle, KILIAN PARIS and Balmain Beauty. This luxury portfolio also includes Estée Lauder's Re-Nutriv product franchise. Our “Large Brands”, defined as brands that have net sales of $1,000 million or more, are Estée Lauder, La Mer, M·A·C, Clinique, Jo Malone London and TOM FORD. Our “Scaling Brands”, defined as brands with net sales of $400 million or more, but less than $1,000 million, are The Ordinary, Le Labo, Bobbi Brown Cosmetics and Aveda. Our “Developing Brands”, defined as brands with net sales of less than $400 million, are Too Faced, KILIAN PARIS, Dr.Jart+, Origins, Bumble and bumble, Editions de Parfums Frédéric Malle, Smashbox, Darphin Paris, Lab Series, Balmain Beauty, Aramis, AERIN Beauty, NIOD, Avestan, Loopha and GLAMGLOW.

From time to time, we also make minority investments in companies, mainly in the beauty industry, including through our New Incubation Ventures, the strategic early-stage investment and incubation arm of our Company. For some of our historical minority investments, we have acquired the remaining interests (e.g., Have & Be Co. Ltd. (i.e. Dr.Jart+) and DECIEM). We have several minority investments as of June 30, 2026, including a company based in India that manufactures, markets and sells Ayurvedic skin care and other products under the Forest Essentials brand name, primarily in India, for which we have signed an agreement, subject to regulatory approvals, to acquire the remaining interest, as well as an investment in a luxury skin care brand, with proprietary formulas designed to support skin repair and resilience at the cellular level.

Social Impact and Sustainability

We continue to integrate social impact and sustainability into our strategy and business operations. Our social impact and sustainability initiatives help drive innovation, growth and operational efficiency across the business and within our brand portfolio, including through ingredient and packaging innovation and efforts to reduce cost and waste. Our initiatives also aim to enhance employee engagement and strengthen consumer trust and loyalty.

Our areas of focus include green chemistry and ingredient transparency; packaging; climate and energy; responsible sourcing; employee engagement, health and safety; philanthropic partnerships supporting women and girls; and social impact investments. We have established goals or commitments within these focus areas. For example, our climate and energy goals are intended to advance efficiency and conservation across our facilities, internal supply chain and broader value chain.

The Nominating and ESG Committee of our Board of Directors has oversight responsibility for our Company’s social impact and sustainability activities and practices, including citizenship and sustainability matters. Our social impact and sustainability efforts are led by our Chief Sustainability Officer and Chief Value Chain Officer, under the oversight of our President and Chief Executive Officer. Other members of senior management, together with employees across the organization, help to drive our strategic initiatives concerning social impact and sustainability.

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
Our online sites, including our brand.com sites as well as those operated by authorized retailers and through third-party online platforms are across our geographic regions, with a majority of these online sales generated in mainland China, the United States and the United Kingdom. As of June 30, 2026, we operated approximately 1,600 freestanding stores, which reflects the closure of freestanding stores in unproductive areas of our business and the opening of new freestanding stores during the fiscal year, as we continue to evolve our strategic focus on accelerating best-in-class consumer coverage. Most freestanding stores are operated by us under a single brand name, such as M·A·C, Jo Malone London and Le Labo. Approximately 300 of the freestanding stores are multi-branded company stores, primarily in outlet malls.

We maintain dedicated sales teams that manage our retail accounts. We have wholly-owned operations in over 50 countries through which we market, sell and distribute our products. In certain countries, we sell our products through carefully selected distributors who we believe share our commitment to protecting the image and position of our brands. For information regarding our net sales by geographic region, see Item 8. Financial Statements and Supplementary Data – Note 14 – Revenue Recognition.

We continue to develop our strategy, assess performance and allocate resources by product category and will continue to report results by product category. To enhance accountability and streamline operations within the organization, as well as to align with our leadership changes during the second half of fiscal 2025, we have reorganized our geographic regions as of the fiscal 2026 first quarter. Accordingly, results by geographic region for fiscal 2026 and comparative fiscal 2025 and 2024 are reported under the new regional structure. Our four geographic regions effective July 1, 2025 are:
•The Americas, which includes North America and Latin America;
•Europe, the United Kingdom and Ireland and Emerging Markets ("EUKEM"), which includes the geographic markets of our previously reported Europe, the Middle East & Africa ("EMEA") region, excludes our global travel retail business previously reported in our EMEA region, and includes our Southeast Asian Emerging Markets, previously reported in our Asia/Pacific region, of Indonesia, Malaysia, the Philippines, Thailand and Vietnam;
•Asia/Pacific, which includes certain geographic markets of our previously reported Asia/Pacific region, such as Japan, Korea, Hong Kong SAR, and Australia, among others, as well as our global travel retail business, previously reported in our EMEA region; and
•Mainland China, previously reported in our Asia/Pacific region, is reported as a separate region.
Our “Emerging Markets” are Argentina, Brazil, Chile, Colombia, Mexico, Panama and Peru in The Americas, and are India, Indonesia, Israel, Malaysia, the Middle East, the Philippines, Russia, South Africa, Thailand, Turkey and Vietnam in EUKEM.
Our “Priority Emerging Markets” are Brazil and Mexico in The Americas and India, Indonesia, Malaysia, the Middle East, the Philippines, South Africa, Thailand, Turkey and Vietnam in EUKEM. Beginning in fiscal 2027, South Africa will no longer be included within our "Priority Emerging Markets".
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
Marketing
Our strategy to market and promote our products begins with our well-diversified portfolio of distinctive brands across four major product categories. Our portfolio can be deployed in multiple distribution channels, key travel corridors and geographies and we continue to expand consumer coverage by participating in high-growth markets, channels, price tiers and media where the strength, awareness and desirability of our brands provide a competitive advantage. Our marketing approach reflects a consumer engagement model designed to support the long-term equity and desirability of our brands while driving consumer discovery, engagement and conversion across markets and channels. By placing the consumer at the center of every engagement and leveraging our category, geographic and channel diversity, we are able to expand our consumer coverage and reach consumers across developed and emerging markets with products, services and experiences designed for local relevance, inclusiveness and appeal with tailored experiences to local consumer preferences, cultural context and shopping behaviors. This strategy is built around “Bringing the Best to Everyone We Touch.”

Our founder, Mrs. Estée Lauder, formulated this unique marketing philosophy to provide “High-Touch” service and high-quality products as the foundation for a solid and loyal consumer base. We have further expanded our “High-Touch” execution to build more personalized consumer experiences through digital and physical demonstration and tailored trial-to-loyalty pathways with an integrated consumer engagement and marketing model across evolving physical and digital environments to support discovery, consideration, conversion and loyalty across our own and our retail partners' platforms.

Our marketing strategies vary by brand, local market and distribution channel. We have a diverse portfolio of brands, and we employ different engagement models suited to each brand’s core consumer, equity, distribution, product focus, and local relevance.

Hero products are at the core of our brand marketing strategies. They are the pillars of our brands and historically have provided strong results through high repeat sales and consumer loyalty. In addition to continuing to retain existing consumers, we are also strategically focused on attracting new consumers. Our hero products provide an opportunity for new consumers to experience our high quality products, driving consumer traffic across all channels of distribution. We aim to further strengthen our hero products, and create new ones, through continuous review of our product portfolio and creation of breakthrough, on-trend and commercial innovation that delivers fast-to-market products across prestige price tiers focused on in-demand subcategories, benefits, and occasions.

Our marketing planning approach focuses on maximizing the visibility, effectiveness and efficiency of our marketing and advertising investments across the consumer journey to accelerate new consumer acquisition. We leverage our deep category understanding and consumer intelligence and local insights to optimize allocation of resources across different media outlets and retail touch points to resonate with our most discerning consumers most effectively. This approach includes strategically deploying our brands and tailoring product assortments and communications to fit local tastes and preferences in markets and cities, and also using these insights to develop new ways to innovate, engage consumers, build brand equity and sell products. We deploy integrated marketing and media programs designed to both generate and optimize consumer demand and capture purchase intent across physical and digital environments. Our approach seeks to accelerate the impact of brand-building activities through broad reach media such as print, television and out-of-home advertising, to increase top-of mind awareness, engagement and long-term brand equity and desirability. Meanwhile, we seek to drive efficiencies with data, technology and precision of our performance and digital marketing activities, as well as leverage creator and influencer partnerships and optimize search environments and retail media networks, to better support discovery, conversion and loyalty across digital and social platforms. Together, these activities enable a full-funnel marketing approach that connects brand storytelling, consumer engagement, search and discovery, commerce and loyalty across our own platforms and those of our retail partners to meet evolving consumer shopping behaviors. Our One ELC Operating Model and unified global media model create a new enterprise operating system for growth. Powered by a single global partner and an enterprise-led approach to media planning and buying, this model unlocks greater scale, precision, and impact, thus strengthening our ability to generate and capture demand while improving media effectiveness, efficiency, and agility across markets.

As prestige beauty discovery increasingly occurs across social platforms, creator ecosystems, digital marketplaces and retailer platforms, search engines and emerging LLMs (large language models), we continue to invest in capabilities that improve the visibility, relevance and performance of our brands in these environments. This includes strengthening content, product information, digital merchandising, search optimization and media activation across both our own channels and those of our authorized retail partners. We are leveraging artificial intelligence (“AI”) to enhance personalization at scale, increase speed to market and reduce costs across the marketing value chain. As examples, we leverage AI and related technologies to help identify trends and insights, inform campaign development, test and optimize creative content, generate selected marketing content, improve targeting and search visibility, and optimize media planning and measurement. We collaborate with a range of expert partners across technology, media, creative services, commerce and data analytics. These partnerships help expand our capabilities, accelerate innovation, enable agility, and drive efficiency, while leveraging human expertise and technology to enhance the consumer experience. We also anticipate and monitor emerging platforms, balancing speed to market with brand protection to ensure readiness while safeguarding brand equity.

Promotional activities, in-store displays, digital merchandising and sampling programs are designed to attract new consumers, build demand and loyalty and introduce existing consumers to other product offerings from the respective brands. Our marketing efforts also benefit from cooperative advertising programs with some retailers, some of which are supported by coordinated promotions, such as sampling programs, including purchase with purchase and gift with purchase. Sampling is a key promotional activity as it allows consumers to experience product quality and perceived benefits directly, and as such sample products are very effective inducements to purchases by new and existing consumers. Our marketing and sales executives spend considerable time in the field meeting with consumers, retailers, beauty advisors and makeup artists at the points of sale to enable us to offer a seamless and consistent brand experience across distribution channels.

Information Technology
Information technology, including operational technology and our websites, is a key enabler of all aspects of our business, from research and development, manufacturing and distribution, to marketing, sales and order processing, consumer experiences as well as finance and human resources. We continue to make strategic investments to align with our long-term strategy of maintaining and enhancing our information technology and cybersecurity infrastructure, keeping pace with cyber threat actors and our evolving business needs. We are focused on optimizing adoption of such investments to maximize return on investment and realized value. The modernization and simplification of our information technology ecosystem remains a key focus, as we increasingly leverage the benefits of the cloud and as the organization transforms, including through the leveraging of external organizations.
We recognize information technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies, including investments in AI, across various aspects of our business. As an example, this includes the strategic utilization of data to provide better visibility into consumer trends, to increase responsiveness in our product development.
Research and Development

We believe we are an industry leader in the development of new products, and strive to deliver breakthrough, on-trend and commercial innovation to consumers around the world. Our research and innovation team, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams, as well as external partners in certain cases, to develop new products and product-line extensions, improve, redesign or reformulate existing products, generate new technologies, design new testing methods, identify new materials and create new packaging concepts. In addition, these research and innovation personnel provide ongoing technical assistance and know-how to quality assurance and manufacturing personnel on a worldwide basis, to ensure consistent global standards for our products and to deliver environmentally responsible products that meet or exceed consumer expectations. The research and innovation team has research-based working relationships with several U.S. and international dermatology and medical institutions, research universities and educational facilities, which supplement internal capabilities. Members of the research and innovation team are also responsible for product safety, registration and regulatory compliance matters.

Our research and development costs totaled $278 million, $316 million and $360 million in fiscal 2026, 2025 and 2024, respectively, and are expensed as incurred. As of June 30, 2026 and 2025, we had approximately 1,000 and 1,100 employees, respectively, engaged in research and development activities. We maintain research and development programs at certain of our principal facilities and facilities dedicated to performing research and development, see Item 2. Properties.
Manufacturing, Warehousing and Raw Materials
We manufacture our products primarily in our own facilities in Belgium, Canada, Japan, Switzerland, the United Kingdom and the United States, and we also leverage global third-party manufacturing networks. We continue to evaluate our manufacturing facilities and processes and identify sourcing opportunities to improve innovation, increase efficiencies, minimize our impact on the environment, ensure supply sufficiency, reduce costs and adjust our operations to respond to external challenges (e.g., geopolitical conditions including tariffs). Our plants are modern, and our manufacturing processes are substantially automated. While we believe our manufacturing network of internal and external sites is sufficient to meet current and reasonably anticipated increased requirements, we continue to implement improvements in capacity, technology, and productivity and align our manufacturing with regional sales demand to be more agile. From time to time, demand changes may challenge our capacity for certain subcategories on a short-term basis, but we believe these changes will not impact our ability to meet our long-term strategic objectives.
We have established a flexible global distribution network that is designed to meet the changing demands of our customers while maintaining service levels. We are continuously evaluating and adjusting this physical distribution network, particularly as we work to anticipate and respond to shifts in channel and consumer preferences, external challenges (e.g., geopolitical conditions including tariffs), as well as identifying opportunities to increase efficiencies and reduce costs. We have established regional and local distribution centers, including those maintained by third parties, strategically positioned throughout the world in order to facilitate efficient delivery of our products to our customers and consumers.

As discussed above, we continue to focus on social impact and sustainability across our operations. Focus areas include employee health and safety and minimizing our impact on the environment. This is achieved, in part, through our Environmental and Safety Management System, our system of health and safety policies and procedures, which is continually being enhanced and evolved. Additionally, we invest in our equipment, facilities and people to drive injury prevention and to enhance the work environment through continuous improvement of safe practices and capabilities. We also engage in initiatives to support and deliver our sustainability goals and reduce our impact on the environment. Environmental efforts include waste reduction, reducing industrial waste to landfills, reduced water withdrawal, investments in renewable energy sources and packaging that incorporates recyclable and recycled content.

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

Some current product supply chains include single-source materials from key partners; however, we believe we have a robust business continuity strategy, sophisticated capacity planning tools and strategic inventory buffer and multi-sourcing solutions. In the past, we have been able to obtain an adequate supply of essential raw materials and packaging components for virtually all materials used in the production of our products. From time to time, we may experience supply disruptions on a short-term basis, but we currently believe we have adequate resources of supply and our portfolio of suppliers has the resources and facilities to overcome most unforeseen interruptions of supply.

We are continually benchmarking the performance of our supply chain, and we augment our supply base and adjust our distribution networks and manufacturing plants and networks based upon the changing needs of the business and external challenges as previously mentioned. Additionally, in connection with our Profit Recovery and Growth Plan (“PRGP”), we have, and are continuing to focus on our levels of excess inventory and obsolescence and cost efficiencies within our global supply chain network. As we integrate acquired brands, we continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

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

We compete against a number of global and local companies. Some of our competitors are large, well-known, multinational manufacturers and marketers of skin care, makeup, fragrance and hair care products, most of which market and sell their products under multiple brand names. Our competitors include L’Oreal S.A.; Unilever PLC; Procter & Gamble Co.; LVMH Moët Hennessey Louis Vuitton SE; Chanel Limited; Beiersdorf AG; Shiseido Company, Limited; Coty Inc.; and Puig Brands, S.A. We also face competition from a number of independent brands (“Indie Brands”), some of which are backed by private-equity investors, as well as some retailers that have their own beauty brands. Certain of our competitors also have ownership interests in retailers that are customers of ours.

Trademarks, Patents and Copyrights
We own the trademark rights used in connection with the manufacturing, marketing, distribution and sale of our products in the United States, China and in the other principal markets where such products are sold, including Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, Bobbi Brown, La Mer, Aveda, Jo Malone London, Bumble and bumble, Darphin, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, KILIAN PARIS, Too Faced, Dr.Jart+, The Ordinary, NIOD, Avestan and Loopha. We are the exclusive worldwide licensee for fragrances, cosmetics, skin care and/or related products for AERIN, Balmain, and Dr. Andrew Weil. For further discussion on license arrangements, including their duration, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies – Royalty Fees - License Arrangements. We protect our trademarks in the United States, China and other principal markets worldwide. We consider the protection of our trademarks to be important to our business.

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
As of June 30, 2026 and 2025, we had approximately 55,000 and 57,000 employees worldwide, respectively, including approximately 35,000 demonstrators at points of sale who are employed by us as of June 30, 2026 and 2025. At June 30, 2026, approximately 69% of our global employees were full-time, approximately 17% were temporary and approximately 14% were part-time employees, with approximately 26% of our global employees located in the United States and approximately 74% located outside of the United States. As of June 30, 2026, approximately 81% of our employees were female and 19% were male, and approximately 63% of our employees at the level of Vice President and above were female and 37% were male. We have no employees in the United States that are covered by a collective bargaining agreement. A limited number of employees outside of the United States are covered by works council agreements or other syndicate arrangements.
Our human capital management includes the following strategic areas:
Building a Strong Culture of Belonging

We remain committed to our values and support an inclusive environment for all of our employees by encouraging a culture of fairness, equal access to opportunities and ongoing learning and growth. Our objective in creating a culture of belonging is to enhance our ability to attract and retain the best talent globally and promote an environment where employees are motivated to succeed. By maintaining an environment of inclusion and belonging, we are better equipped to create innovative products and services as we continually strive to meet the evolving needs of our global consumers.

We are proud of our history of driving awareness and acceptance around the world and for standing up for the rights of all individuals, in the workplace and beyond.

Talent Recruitment, Retention, Learning and Development
Hiring, retaining and developing the best talent globally is key to our success. Our talent strategy is focused on building organization capability, employee engagement, internal talent movement and career development, succession planning and building leadership at various levels across the organization, while recognizing and rewarding high-performance. Our investments include programs and tools to equip our employees with the right skillsets and knowledge, including through training and development programs that are focused on strengthening leadership and professional skills at various stages of an employee's career, as well as opportunities to gain on-the-job development and experiences through short-term and long-term projects and networking across brands, functions and regions. Additionally, our Grow Your Skills programming and Emerging Leaders Programs are core tenants that drive continuous development across our learning culture.

To enhance our culture and measure our human capital efforts, we regularly engage with our employees and provide several mechanisms for our employees to provide their feedback. Based on our review of employee survey results, action plans are implemented by leadership to enhance the employee experience and drive alignment with our overall human capital strategy. We believe these programs and opportunities create a pipeline of skilled talent and leadership, necessary to drive and deliver on our long-term strategy in an ever changing business environment.
Our “Internal First” hiring approach prioritizes qualified internal candidates for eligible full-time roles before external recruitment, reflecting our commitment to developing, retaining and strategically deploying talent across the enterprise. This strategy enhances career progression, strengthens leadership pipelines and preserves institutional knowledge, while enabling targeted upskilling to meet evolving business priorities across brands, regions and functions. We believe this approach supports employee engagement, succession readiness and long-term organizational resilience.

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

Seasonality
Our results of operations in total, by product category and geographic region, are subject to seasonal fluctuations, with net sales in the first half of the fiscal year typically being slightly higher than in the second half of the fiscal year. The higher net sales that we typically recognize in the first half of the fiscal year are attributable to the increased levels of purchasing by consumers for special events and by retailers for holiday selling seasons. Fluctuations in net sales and operating results in total and by product category and geographic region in any fiscal quarter may be attributable to the level and scope of new product introductions or the particular retail calendars followed by our customers that are retailers, which may impact their order placement and receipt of goods. Additionally, gross margins and operating expenses are impacted on a quarter-by-quarter basis by holiday and key shopping moments, as well as variations in our launch calendar and the timing of promotions, including purchase with purchase and gift with purchase promotions.

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
Information about our Executive Officers*

Name and Title	Age	Business Experience in the Past Five Years**
Michael Bowes Executive Vice President, Chief People Officer	55	Executive Vice President, Chief People Officer (since April 2025); Senior Vice President, Global Talent (July 2019 to March 2025)
Roberto Canevari Executive Vice President, Chief Value Chain Officer	60	Executive Vice President, Chief Value Chain Officer (since April 2025); Executive Vice President, Global Supply Chain (April 2021 to March 2025)
Stéphane de La Faverie President and Chief Executive Officer and a Director	52	President, Chief Executive Officer and a Director (since January 2025); Executive Group President (September 2022 to December 2024); Group President, The Estée Lauder Companies and Global President Estée Lauder and AERIN Beauty (July 2020 to August 2022)
Jane Hertzmark Hudis Executive Vice President, Chief Brand Officer	66	Executive Vice President, Chief Brand Officer (since April 2025); Executive Group President (July 2020 to March 2025)
Rashida La Lande Executive Vice President and General Counsel	52	Executive Vice President and General Counsel (since August 2024)

		Prior to joining the Company in 2024, she served as Executive Vice President and Chief Legal and Corporate Affairs Officer (December 2023 to August 2024), Executive Vice President, Global General Counsel, and Chief Sustainability and Corporate Affairs Officer (December 2021 to December 2023), Corporate Secretary (2018 to May 2022), and Senior Vice President, Global General Counsel and Head of ESG and Government Affairs (2018 to December 2021) at The Kraft Heinz Company, a manufacturer and marketer of food and beverage products
René Lammers Executive Vice President, Chief Research and Innovation Officer	61	Executive Vice President, Chief Research & Innovation Officer (since October 2025)

		Prior to joining the Company in 2025, he served as Executive Vice President & Chief Science Officer (March 2019 to September 2025) at PepsiCo, Inc., a global beverage and convenient food company
Ronald S. Lauder Chairman of Clinique Laboratories, LLC	82	Chairman of Clinique Laboratories, LLC
Akhil Shrivastava Executive Vice President and Chief Financial Officer	53	Executive Vice President and Chief Financial Officer (since November 2024); Senior Vice President, Corporate Controller (July 2024 to October 2024); Senior Vice President and Treasurer (December 2020 to June 2024)
Meridith Webster Executive Vice President and Chief Communications and Public Affairs Officer	50	Executive Vice President and Chief Communications and Public Affairs Officer (since April 2025); Executive Vice President, Global Communications and Public Affairs (May 2021 to March 2025)
*As of August 12, 2026
**All of the executive officers named above have been employees of the Company for more than five years, with the exception of Rashida La Lande and René Lammers.

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
Our ability to compete also depends on the continued strength of our brands, our ability to attract and retain key talent and other personnel, the efficiency of our manufacturing and distribution network, and our ability to maintain and protect our intellectual property and those other rights used in our business.

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

In certain key markets, such as the United States, we have seen a longer-term decline in retail traffic in our department store customers. Consolidation, liquidation or other changes in the retail trade, from these or other factors, may result in us becoming increasingly dependent on key retailers and could result in an increased risk related to the concentration of our customers. A severe, adverse impact on the business operations of our customers, including changes to the markets or channels in which our products are sold, could have a corresponding material adverse effect on us. If one or more of our largest customers change their strategies (including pricing or promotional activities), enter bankruptcy (or similar proceedings) or if our relationship with any large customer is changed or terminated for any reason, there could be a material adverse effect on our business.
Our future success depends, in part, on our ability to achieve our long-term strategy.
Achieving our long-term strategy will require investment in new capabilities, brands, categories, distribution channels, supply chain facilities, technologies, including AI and data analytics, and emerging and more mature geographic markets. These investments may result in short-term costs without any current sales and, therefore, may be dilutive to our earnings. In addition, we may dispose of or discontinue select brands or streamline operations and incur costs, inclusive of restructuring and other charges, in doing so. Although we believe our strategy will lead to long-term growth in sales and profitability, we may not realize the anticipated benefits. The failure to realize benefits, which may be due to our inability to execute plans, global or local economic conditions, competition, changes in the beauty industry and the other risks described herein, could have a material adverse effect on our business.
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
Completed acquisitions typically result in additional goodwill and/or an increase in other intangible assets on our balance sheet. We are required at least annually, or as facts and circumstances exist, to test goodwill and other intangible assets with indefinite lives to determine if impairment has occurred, as well as assess the recoverability of other intangible assets, and have recorded goodwill and other intangible asset impairment charges as required. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our business.
Our failure to achieve the long-term plan for acquired businesses, as well as any other adverse consequences associated with our acquisition, divestiture and strategic activities, could have a material adverse effect on our business.

Our business could be negatively impacted by social impact and sustainability matters.
There continues to be focus from certain investors, customers, consumers, regulators, employees, and other stakeholders regarding social impact, sustainability, and other environmental, social and governance ("ESG") matters. From time to time, we announce certain initiatives, including goals and commitments, regarding our focus areas, including environmental and climate matters; packaging; sourcing; product formulation; social investments; and inclusion. We could fail, or be perceived to fail, in our achievement of such initiatives, or in accurately reporting our progress on such initiatives. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which these efforts are measured are developing and evolving, often rely on methodologies, standards and data that are subject to varying interpretations, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals by stakeholders who support these initiatives or those that oppose them. In addition, we could be perceived as not acting responsibly in connection with these matters. Any such matters, or related ESG matters, could have a material adverse effect on our business.

We use AI, and challenges with properly managing its use could have an adverse impact on our business.

We are using AI solutions, including machine learning and generative AI tools, to assist in the development of our products, engage with consumers, and in the use of internal tools that support our business. These applications are becoming increasingly important in our operations over time. This emerging technology presents risks inherent in its use, including risks related to harmful content, inaccuracies, hallucinations, bias or discrimination, and intellectual property infringement. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent access to, transmission, or leakage of proprietary or sensitive information. These risks may become more pronounced as organizational reliance on AI increases. No assurance can be made that the usage of AI will assist us in being more efficient in all cases. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our business. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all the legal, reputational, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, uncertainty will remain, and our obligation to comply with the evolving regulatory landscape could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

A general economic downturn, or disruption in business conditions may adversely affect our business including consumer purchases of discretionary items and/or the financial strength of our customers that are retailers.
The general level of consumer spending is affected by many factors, including general economic conditions, inflation, interest rates, energy costs, and consumer confidence and sentiment generally, all of which are beyond our control. Many of our products may be considered discretionary items for consumers, and consumer purchases of discretionary items tend to decline during recessionary periods, when disposable income is lower, and may impact sales of our products. A decline in consumer purchases of discretionary items also tends to impact our customers that are retailers. We generally extend credit to a retailer based on an evaluation of its financial condition, usually without requiring collateral. However, the financial difficulties of a retailer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to the receivables from that retailer. In the event of a retailer liquidation, we may incur additional costs if we choose to purchase the retailer’s inventory of our products to protect brand equity. Our inability to collect receivables from our largest customers or from a group of customers could have a material adverse effect on our business.
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
Our success depends, in part, on the quality, efficacy and safety of our products. If our products are found to be defective or unsafe, our product claims are found to be deceptive, or our products otherwise fail to meet our consumers’ expectations, our relationships with customers or consumers could suffer, the appeal of our brands could be diminished, and we could lose sales and become subject to liability or claims, any of which could result in a material adverse effect on our business. In addition, counterfeit versions of some of our products may be sold by third parties, which may pose safety risks, may fail to meet consumers’ expectations, and may have a negative impact on our business. While we may take action to identify and remove counterfeit versions of our products from the market, these actions may not be successful.

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

We operate on a global basis, and maintain offices across our geographic regions and have key operational facilities located inside and outside the United States that manufacture, warehouse or distribute goods for sale throughout the world. Our global operations are subject to many risks and uncertainties, including: (i) fluctuations in foreign currency exchange rates and the relative costs of operating in different places, which can affect our business, the value of our foreign assets, the relative prices at which we and competitors sell products in the same markets, the cost of certain inventory and non-inventory items required in our operations, and the relative prices at which we sell our products in different markets; (ii) foreign or U.S. laws, regulations and policies, including restrictions on trade, immigration and travel, operations, and investments; currency exchange controls; restrictions on imports and exports, including license requirements; tariffs; sanctions; and taxes; (iii) lack of well-established or reliable legal and administrative systems in certain countries in which we operate; (iv) adverse weather conditions and natural disasters; (v) concentration of sales growth or profitability in one or more countries; and (vi) social, economic and geopolitical conditions, such as a pandemic, terrorist attack, war or other military action. These risks could have a material adverse effect on our business.

A disruption in our operations, including supply chain, could adversely affect our business.

As a company engaged in manufacturing and distribution on a global scale, we are subject to the risks inherent in such activities. Such risks include industrial accidents, environmental events, strikes and other labor disputes, capacity constraints, disruptions in ingredient, material or packaging supply or availability of natural resources (e.g., water), global shortages, disruptions in supply chain or information technology, loss or impairment of key manufacturing or distribution sites or suppliers, product quality control, safety, increase in commodity prices and energy costs, licensing requirements and other regulatory issues, as well as natural disasters, outages due to fire, floods, power loss, telecommunications failures, break-ins and other events or external factors over which neither we nor our suppliers have control. If such an event were to occur, it could have a material adverse effect on our business.

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

As we outsource functions and consolidate service providers, we become more dependent on the entities performing those functions and services.
As part of our long-term strategy, we are continually looking for opportunities to improve our essential business services, which includes finding ways to be more cost-effective and efficient. In some cases, this requires the outsourcing of functions or parts of functions that we believe can be performed more effectively by external service providers, as well as the consolidation of service providers to drive efficiencies. The failure of one or more such providers to deliver the expected services, provide them on a timely basis or to provide them at the prices or service levels that we expect, the failure of one or more of such providers to meet our performance standards and expectations, including with respect to data security, compliance with laws, disruptions arising from the transition of functions to an outsourcing provider or other service providers, or the costs incurred in returning these outsourced functions to being performed under our management and direct control, could have a material adverse effect on our business. In addition, when we transition to, from or between external service providers, we may experience challenges that could have a material adverse effect on our business.

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
We are, and may in the future become, party to litigation, other disputes or regulatory proceedings across a wide range of matters, including ones relating to product liability matters (including asbestos-related claims), advertising, regulatory, labor and employment, pensions and benefits, intellectual property, real estate, environmental, trade relations (including tariffs and duties), securities, tax and privacy. In general, claims made by us or against us in litigation, disputes or other proceedings can be expensive and time consuming and could result in settlements, injunctions or damages that could significantly affect our business. We are mindful of the evolving litigation landscape related to asbestos-related claims, and continue to monitor trends in this area. It is not possible to predict the final resolution of the litigation, disputes or proceedings to which we currently are or may in the future become party to, and the impact of certain of these matters could have a material adverse effect on our business.
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
We rely on information technology that supports our business processes, including research and development, manufacturing and distribution, marketing, sales, order processing, consumer experiences, human resource management, finance and internal and external communications throughout the world. We have e-commerce and other Internet websites in the United States and many other countries. If our information technology does not function properly, or is not adequately supported or updated, it could adversely affect the Company’s business and operations.

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

Cybersecurity incidents at our Company have in the past resulted from, and may in the future result from, social engineering or impersonation of authorized users, and may also result from efforts to discover and exploit design flaws, bugs, security vulnerabilities or security weaknesses, intentional or unintentional acts by employees or other insiders with access privileges, intentional acts of vandalism or fraud by third parties and sabotage. In some instances, efforts to correct vulnerabilities or prevent incidents have in the past and may in the future reduce the functionality or performance of our information technology, which could negatively impact our business. Cybersecurity incidents can be caused by ransomware, distributed denial-of-service attacks, worms, and other malicious software programs or other attacks, including the covert introduction of malware to our information technology, and the use of techniques or processes that change frequently, may be disguised or difficult to detect, or are designed to remain dormant until a triggering event, and may continue undetected for an extended period of time. In addition, some of our suppliers, vendors, service providers, cloud solution providers and customers have in the past experienced, and may in the future experience, such incidents, which could in turn disrupt our business or compromise the security of our Company data. Our Company's continued expansion and reliance on third parties may further increase that risk. The evolution and adoption of emerging technologies, such as AI, may intensify cybersecurity risks as techniques used in cyberattacks and cybersecurity incidents continue to evolve and develop. Insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses.

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
As of August 12, 2026, members of the Lauder family beneficially own, directly or indirectly, shares of the Company’s Class A Common Stock (with one vote per share) and Class B Common Stock (with 10 votes per share) having approximately 82% of the outstanding voting power of the Common Stock. In addition, four members of the Lauder family are on our Board of Directors. One other member of the Lauder family is an executive officer.
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

We have implemented a cybersecurity program including processes, technologies, and controls to assess, identify, and manage material risks from cybersecurity threats. This program includes implementing and evolving new technologies to proactively identify and monitor new vulnerabilities and reduce risk, conducting due diligence of third-party vendors’ information security programs, maintaining security policies and standards and regularly updating and testing our response planning and protocols. We maintain a formal information security training program for employees that includes training on matters such as identifying phishing attempts and web browsing/email security best practices. Employees are also required to complete mandatory training on data privacy. We also have a third-party cybersecurity risk review process, including requiring key third-party service providers to complete initial and periodic security assessments, which prioritizes, monitors and assesses the risks associated with our third-party service provider interactions.

To evaluate and enhance our cybersecurity program, we periodically utilize third-party experts to undertake maturity assessments and security testing of the program.

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

Governance

The Audit Committee of the Board of Directors oversees our information security program, which includes oversight of the cybersecurity program and management of cybersecurity risks. The Audit Committee receives periodic updates from the CISO, which typically address our cybersecurity strategy, initiatives, key security metrics, business response plans and the evolving cyber threat landscape and a detailed threat assessment relating to information technology risks.

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

Item 2.  Properties.

The following table sets forth our principal owned and leased manufacturing, assembly, research and development (“R&D”) and distribution facilities, some of which include contiguous office space, as well as our principal executive offices, as of August 12, 2026. The leases expire at various times through 2040 subject to certain renewal options.

	The Americas		EUKEM		Asia/Pacific(1)		Mainland China
	Owned	Leased	Owned	Leased	Owned	Leased	Owned	Leased
Manufacturing	2	2	4	—	1	—	—	—
R&D	1	3	—	1	—	—	—	1
Distribution	—	6	—	3	1	—	—	1
Manufacturing and R&D	1	—	—	—	—	—	—	—
Manufacturing and Assembly	—	1	—	—	—	—	—	—
Distribution and Manufacturing	—	—	1	—	—	—	—	—
Principal Executive Offices	—	1	—	—	—	—	—	—
Total	4	13	5	4	2	—	—	2
(1) These properties are generally included in the geographic region in which they are located, with the exception of our owned Distribution facility relating to our travel retail business, which is reported within our Asia/Pacific region.

Certain of our manufacturing facilities are utilized primarily for the production of products relating to particular product categories: four for skin care and makeup; three for skin care; two for makeup; two for skin care and fragrance; and one for hair care. As demand changes, certain of our manufacturing facilities can produce products from categories other than their primary category.

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
On August 18, 2026, a dividend was declared in the amount of $.35 per share on our Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2026 to stockholders of record at the close of business on August 31, 2026. We expect to continue the payment of cash dividends in the future, but there can be no assurance as to the amounts of any dividends declared or that the Board of Directors will continue to declare them.
As of August 12, 2026, there were 3,143 record holders of Class A Common Stock and 14 record holders of Class B Common Stock.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
April 2026	—	$—	—	25,073,242
May 2026	577	79.44	—	25,073,242
June 2026	—	—	—	25,073,242
	577	79.44	—

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

Performance Graph
The following graph compares the cumulative five-year total stockholder return (stock price appreciation plus dividends) on the Company’s Class A Common Stock with the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Staples Index. The returns are calculated by assuming an investment of $100 in the Class A Common Stock and in each index on June 30, 2021.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
We manufacture, market and sell beauty products including those in the skin care, makeup, fragrance and hair care categories, which are distributed in approximately 150 countries and territories.

	Year Ended June 30,
	2026		2025		2024
($ in millions)	$	%	$	%	$	%
Net sales	$15,049	100.0%	$14,326	100.0%	$15,608	100.0%
Cost of sales	3,687	24.5	3,729	26.0	4,424	28.3
Gross profit	11,362	75.5	10,597	74.0	11,184	71.7

Operating expenses:
Selling, general and administrative	9,685	64.4	9,456	66.0	9,621	61.6
Restructuring and other charges	813	5.4	481	3.4	122	0.8
Securities class action litigation settlement	84	0.6	—	—	—	—
Goodwill impairment	—	—	13	0.1	291	1.9
Impairment of other intangible assets	—	—	1,273	8.9	180	1.2
Talcum litigation settlement agreements	—	—	159	1.1	—	—
Total operating expenses	10,582	70.3	11,382	79.4	10,214	65.4

Operating income (loss)	780	5.2	(785)	(5.5)	970	6.2
Interest expense	334	2.2	357	2.5	378	2.4
Interest income and investment income, net	90	0.6	114	0.8	167	1.1
Other components of net periodic benefit cost	19	0.1	12	0.1	(13)	(0.1)

Earnings (loss) before income taxes	517	3.4	(1,040)	(7.3)	772	4.9
Provision for income taxes	335	2.2	93	0.6	363	2.3

Net earnings (loss)	182	1.2	(1,133)	(7.9)	409	2.6
Net earnings attributable to redeemable noncontrolling interest	—	—	—	—	(19)	(0.1)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$182	1.2%	$(1,133)	(7.9)%	$390	2.5%

Percentages not adjusted for differences caused by rounding

The following table is a comparative summary of operating results for fiscal 2026, 2025 and 2024, for our product categories and geographic regions and reflects the basis of presentation described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 23 – Segment Data and Related Information, for our product categories that meet the definition of reportable segments, for all periods presented. Royalty revenue from license arrangements, and products and services that do not fit within our definitions of skin care, makeup, fragrance and hair care have been included in the “other” category.

	Year Ended June 30,
(In millions)	2026	2025	2024
NET SALES
By Product Category:
Skin Care	$7,338	$6,962	$7,908
Makeup	4,276	4,205	4,470
Fragrance	2,779	2,491	2,487
Hair Care	565	565	629
Other	103	100	115
	15,061	14,323	15,609
Returns associated with restructuring and other activities(1)	(12)	3	(1)
Net sales	$15,049	$14,326	$15,608

By Geographic Region(2):
The Americas	$4,463	$4,410	$4,579
Europe, the United Kingdom and Ireland and Emerging Markets ("EUKEM")	3,794	3,566	3,539
Asia/Pacific	3,746	3,606	4,587
Mainland China	3,058	2,741	2,904
	15,061	14,323	15,609
Returns associated with restructuring and other activities(1)	(12)	3	(1)
Net sales	$15,049	$14,326	$15,608

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$1,416	$574	$735
Makeup	(70)	(441)	93
Fragrance	204	(378)	265
Hair Care	(4)	(41)	(52)
Other	57	(13)	53
	1,603	(299)	1,094
Charges associated with restructuring and other activities(1)	(823)	(486)	(124)
Operating income (loss)	$780	$(785)	$970

By Geographic Region(2):
The Americas	$211	$(818)	$168
EUKEM	196	145	102
Asia/Pacific	823	180	510
Mainland China	373	194	314
	1,603	(299)	1,094
Charges associated with restructuring and other activities(1)	(823)	(486)	(124)
Operating income (loss)	$780	$(785)	$970

(1) Returns and charges associated with restructuring and other activities are not allocated to our product categories or geographic regions because they are centrally directed and controlled, are not included in internal measures of product category or geographic region performance and result from activities that are deemed Company-wide initiatives to redesign, resize and reorganize select areas of the business. Accordingly, the discussions of Net sales and Operating results by Product Categories and Geographic Regions below exclude the impacts of returns and charges associated with restructuring and other activities.
(2) The net sales and operating results from our travel retail business are included in the Asia/Pacific region.

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
We operate on a global basis, with the majority of our net sales generated outside the United States. Accordingly, fluctuations in foreign currency exchange rates can affect our results of operations. Therefore, we present certain net sales, operating results, provision for income taxes and diluted net earnings (loss) per common share information excluding the effect of foreign currency rate fluctuations to provide a framework for assessing the performance of our underlying business outside the United States. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency information by translating current-period results using prior-year monthly average foreign currency exchange rates and adjusting for the period-over-period impact of foreign currency cash flow hedging activities.

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

Outlook

While we have seen improvements within our business, we are mindful of areas of volatility and uncertainty that may impact our results. We continue to face challenges in key markets in the West, including in some markets in Western Europe and the United States. Within our Asia travel retail business, we continue to monitor the impacts of the change in duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses. We are also monitoring the conflict in the Middle East as it relates to our business in the domestic markets and travel retail locations in the region. Net sales from locations impacted by the conflict in the Middle East accounted for approximately 2% of consolidated net sales in fiscal 2025. We continue to monitor and assess the impact that these areas of volatility and uncertainty may have on net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

We are continuing to monitor and assess the potential effects of changing tariff conditions in the United States as well as in other markets in which we operate. These tariffs have led to significant volatility and uncertainty in global markets and difficulty in forecasting demand. We have implemented and are continuing to implement and consider additional mitigation measures. Our strategy remains optimizing our global supply chain network, by sourcing and manufacturing in the geography of sale where feasible. We also continue to leverage trade programs where available and monitor for additional opportunities as countries continue to update their trade programs. We anticipate tariffs to have an adverse effect on fiscal 2027 profitability and cash flows, and depending on actual rates and countries imposing tariffs such adverse impacts could be material.
On February 20, 2026, the U.S. Supreme Court ruled that the U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the U.S. were unauthorized. The ruling did not address potential refunds, however on March 4, 2026, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to begin refunding all tariffs imposed under IEEPA. During the fiscal 2026 fourth quarter, we submitted claims for a portion of our eligible IEEPA tariffs paid, and have begun to receive refunds. For refunds received during the period, we have recorded these as an offset to cost of sales. As of June 30, 2026, the remaining amount of potential IEEPA tariff refunds not yet submitted or for which refunds have not been received are not considered material to the consolidated financial statements.

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
We continue to monitor the effects of the global macro environment, including the risk of recession; currency volatility; inflationary pressures; supply chain challenges; social and political issues; competitive pressures; legal and regulatory matters, including the imposition of tariffs and sanctions; geopolitical tensions; and global security issues. We are also mindful of inflationary pressures (including those caused by tariffs) on our cost base and are monitoring the impact on consumer preferences, the impact of changes being made in the organization, including those related to Beauty Reimagined and the PRGP, as well as the actual and potential impact of changes that have been made and are expected to be made as part of the PRGP on suppliers, retailers and others, and challenges relating to successfully outsourcing select services. Declines in net sales and profitability have, and may continue to, adversely impact the goodwill and other intangible assets associated with our brands, as well as long-lived assets, potentially resulting in impairments.
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

On July 4, 2025, U.S tax legislation was enacted known as the One Big Beautiful Bill Act. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, and we are continuing to evaluate the potential impact of the provisions that are expected to be effective in future fiscal years.

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
As a component of the PRGP, on February 5, 2024, we announced a two-year restructuring program. The restructuring program’s main focus included the reorganization and rightsizing of certain areas of our business as well as simplification and acceleration of processes. We committed to this course of action on February 1, 2024 and at that time, planned to substantially complete specific initiatives under the restructuring program through fiscal 2026.
After reviewing additional potential initiatives and the progress of previously approved initiatives, on February 3, 2025, we committed to the expansion of the PRGP, including an expansion of the restructuring program.
The expansion of the overall PRGP is focused on three key areas: (i) adopt a more competitive approach to procurement, a key pillar of savings, by further consolidating spending and strategically re-evaluating key supplier relationships; (ii) further improve efficiencies within our supply chain network through a zero-waste approach, aiming to improve demand forecasting and innovation planning to minimize excess inventory and product destruction; and (iii) outsource select services to proven global partners.
The expanded component of the restructuring program, as noted above, began during our fiscal 2025 third quarter with all initiatives to be approved by the end of fiscal 2026. The focus of the overall expanded restructuring program (collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas, (ii) simplification and acceleration of processes, (iii) outsourcing of select services and (iv) evolution of go-to-market footprint and selling models, all to help rebuild operating margin and also fuel reinvestment in consumer-facing areas to drive sustainable sales growth.
As of June 30, 2026, approvals under the Restructuring Program concluded, and by the end of fiscal 2027, the cumulative approved initiatives are expected to be substantially completed.
Based on the total approved initiatives under the Restructuring Program, as of June 30, 2026 we estimate a final net reduction of approximately 10,000 positions globally, at the high end of the previously announced range of 9,000 to 10,000. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.
The total approved initiatives under the Restructuring Program are expected to result in restructuring and other charges of $1,748 million, before taxes, slightly above the high end of the previously announced range of $1,500 million to $1,700 million, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives, which other than the non-cash charges, have been funded from cash provided by operations for initiatives implemented to date, and for the remaining initiatives are expected to result in future cash expenditures funded from cash provided by operations.
Once fully implemented, we expect the Restructuring Program to yield annual target gross benefits of approximately $1,200 million, at the high end of the previously announced range of between $1,000 million and $1,200 million, before taxes, a portion of which is expected to be reinvested in consumer-facing activities.
Further information about the Restructuring Program Component of the Profit Recovery and Growth Plan, is described in Item 8. Financial Statements and Supplementary Data – Note 7 – Charges Associated with Restructuring and Other Activities.

Securities Class Action Litigation Settlement
On December 7, 2023 and January 22, 2024, purported securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer. The actions were consolidated on February 20, 2024. On March 22, 2024, plaintiffs filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged materially false and misleading statements between February 3, 2022 and October 31, 2023. On March 31, 2025, the Court denied defendants’ motion to dismiss. On April 2, 2026, the parties reached an agreement in principle to settle the securities class action litigation. In light of these discussions, during the fiscal 2026 third quarter, we recorded a loss contingency of $84 million, net of the estimated probable insurance recoveries, in the consolidated statements of earnings (loss) relating to a potential settlement of the securities class action. As of June 30, 2026, the total settlement amount has been funded, including amounts paid by the insurance carriers. This matter is subject to final approval from the Court.

Annual Impairment Analysis

Aligned with our policy on Goodwill and Other Indefinite-lived Intangible Assets, as described in Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies, we performed our annual impairment assessments as of April 1, 2026. Goodwill and trademark intangible assets were evaluated using either qualitative or quantitative assessments, as appropriate based on the reporting unit or brand. Based on the results of these assessments, no impairment charges were recorded, however, certain trademarks have limited excess fair value over carrying value.

Trademark Intangible Assets with Limited Excess Fair Value

The estimated fair value of the Dr.Jart+ trademark exceeded its carrying value of $37 million by 4%. If all other assumptions are held constant, a decrease of 4% in the estimated future net sales, inclusive of the terminal value, or an increase of 30 basis points in the weighted average cost of capital, would have caused the carrying value of the trademark to approximate its estimated fair value.

The estimated fair value of the Too Faced trademark exceeded its carrying value of $62 million by 13%. If all other assumptions are held constant, a decrease of 11% in the estimated future net sales, inclusive of the terminal value, or an increase of 130 basis points in the weighted average cost of capital, would have caused the carrying value of the trademark to approximate its estimated fair value.

The estimated fair value of the TOM FORD trademark exceeded its carrying value of $1,805 million by 19%. The excess in the current year is primarily driven by a decrease in the weighted average cost of capital as of April 1, 2026 compared to the fair value calculated in the fiscal 2025 second quarter, the period when impairment charges were taken and the estimated fair value of the trademark was equal to its carrying value. If all other assumptions are held constant, an increase of 140 basis points in the weighted average cost of capital would have caused the carrying value of the trademark to approximate its estimated fair value.

Factors That Could Impact Future Impairment Assessments

The key assumptions used to determine the estimated fair value of the trademarks are primarily predicated on the success of future new product launches, the ability to secure strategic price increases, the achievement of distribution expansion plans, and the realization of cost reduction and other efficiency efforts. If such plans do not materialize, or if there are further challenges in the business environments where the brands operate, resulting changes in the key assumptions could negatively impact the estimated fair value of the trademarks. This could potentially lead to recognizing impairment charges in the future.

Fiscal 2026 as Compared with Fiscal 2025
NET SALES

	Year Ended June 30,
($ in millions)	2026	2025
As Reported:
Net sales	$15,049	$14,326
$ Change from prior year	723	(1,282)
% Change from prior year	5%	(8)%

Non-GAAP Financial Measure(1):
% Change from prior year in constant currency	3%	(8)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased in fiscal 2026, driven by skin care and fragrance, and to a lesser extent, makeup.

By geographic region, reported net sales increased across all geographic regions in fiscal 2026, led by Mainland China and EUKEM.
The fiscal 2026 reported net sales increase was impacted by approximately $250 million of favorable foreign currency translation.
Reported net sales increased 5% in fiscal 2026, driven by the increase from volume of 2%, the favorable impact from foreign currency translation of 2% and an increase from pricing of 1%, reflecting the favorable impact from strategic pricing actions and changes in mix.

Product Categories
Reported net sales for our product categories for the years ended June 30, 2026 and 2025 were as follows:

	Year Ended June 30,
($ in millions)	2026	2025	$ Change	% Change	% Change in Constant Currency(1)
Skin Care	$7,338	$6,962	$376	5%	4%
Makeup	4,276	4,205	71	2	—
Fragrance	2,779	2,491	288	12	10
Hair Care	565	565	—	—	(1)
Other	103	100	3	3	3
	15,061	14,323	738	5	3
Returns associated with restructuring and other activities	(12)	3	(15)	(100+)	(100+)
Net sales	$15,049	$14,326	$723	5%	3%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Skin Care
Reported skin care net sales increased $376 million, or 5%, in fiscal 2026, reflecting higher net sales from La Mer, Estée Lauder and The Ordinary, combined, of approximately $466 million.
Net sales from La Mer increased, reflecting the benefit from new product launches, as well as growth from The Treatment Lotion franchise. The increase in net sales from Estée Lauder reflected growth attributable to hero product franchises, as well as new product launches, which both drove performance during key shopping moments. Net sales from The Ordinary increased, primarily reflecting growth from targeted expanded consumer reach, as well as the benefit from key campaigns and the timing of key shopping moments.

Skin care net sales were impacted by approximately $115 million of favorable foreign currency translation.
Reported skin care net sales increased 5% in fiscal 2026, driven by an increase from pricing of 3%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 2%. The impact from volume was flat period-over-period.

Makeup
Reported makeup net sales increased $71 million, or 2%, in fiscal 2026, including the favorable impact of foreign currency translation of 2%. Including the favorable impact of foreign currency translation, the increase in makeup net sales was primarily driven by M·A·C, reflecting higher net sales in the lip subcategory, driven by Powder Kiss Lipstick, Lip Pencil, MACximal Silky Matte Lipstick and MACximal Sleek Satin Lipstick. Also contributing to the increase in M·A·C net sales was the benefit from targeted expanded consumer reach.
Makeup net sales were impacted by approximately $84 million of favorable foreign currency translation.

Reported makeup net sales increased 2% in fiscal 2026, driven by the increase from volume of 3% and the favorable impact of foreign currency translation of 2%. Partially offsetting these increases was a decrease from pricing of 4%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions.

Fragrance
Reported fragrance net sales increased $288 million, or 12%, in fiscal 2026, reflecting higher net sales from Le Labo, TOM FORD and KILIAN PARIS, combined, of approximately $221 million.

The increase in net sales from Le Labo was led by the Classic Collection, including growth from targeted expanded consumer reach and the benefit from new product launches. Net sales from TOM FORD increased, reflecting the benefit from new product launches which created halo benefits on existing products, with overall growth in both the Signature and Private Blend franchises. Net sales from KILIAN PARIS increased, driven by the Angels' Share and Love, don't be shy franchises including growth attributable to new product launches and key campaigns, as well as growth from targeted expanded consumer reach.

Fragrance net sales were impacted by approximately $48 million of favorable foreign currency translation.

Reported fragrance net sales increased 12% in fiscal 2026, driven by the increase from volume of 7%, an increase from pricing of 3%, reflecting the favorable impact from strategic pricing actions and changes in mix, and the favorable impact from foreign currency translation of 2%.

Hair Care
Reported hair care net sales were flat in fiscal 2026, including the favorable impact of foreign currency translation of 1%. Including the favorable impact of foreign currency translation, hair care net sales results reflected higher net sales from The Ordinary and lower net sales from Aveda.

The increase in net sales from The Ordinary reflected growth of the Multi-Peptide Serum for Hair Density, as well as the benefit from targeted expanded consumer reach.

The decrease in net sales from Aveda reflects the brand’s strategies to improve long-term performance, including (i) planned rebalancing of online promotional activity and (ii) the exit from underperforming doors, including freestanding stores. These declines were partially offset by the impact from its launch in Amazon's U.S. Premium Beauty store during the fiscal 2025 fourth quarter.
Hair care net sales were impacted by approximately $3 million of favorable foreign currency translation.
Reported hair care net sales were flat in fiscal 2026, driven by the increase from pricing of 3%, reflecting changes in mix and the favorable impact of strategic pricing actions, and the favorable impact from foreign currency translation of 1%. These increases were offset by the decrease from volume of 3%.

Geographic Regions
Reported net sales for our geographic regions for the years ended June 30, 2026 and 2025 were as follows:

	Year Ended June 30,
($ in millions)	2026	2025	$ Change	% Change	% Change in Constant Currency(2)
The Americas	$4,463	$4,410	$53	1%	1%
EUKEM	3,794	3,566	228	6	1
Asia/Pacific(1)	3,746	3,606	140	4	4
Mainland China	3,058	2,741	317	12	9
	15,061	14,323	738	5	3
Returns associated with restructuring and other activities	(12)	3	(15)	(100+)	(100+)
Net sales	$15,049	$14,326	$723	5%	3%
(1)The net sales from our travel retail business are included in the Asia/Pacific region.
(2) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased in fiscal 2026, primarily driven by higher net sales in Mainland China and our travel retail business, combined, of approximately $531 million.
The increase in net sales in Mainland China reflected growth attributable to key shopping moments, including the benefits from key campaigns to drive sales and new product launches.
The increase in net sales in our travel retail business was driven by Asia travel retail, including (i) the increase in net sales in Korea travel retail and Hong Kong SAR travel retail, benefiting from retailer shifts toward more profitable duty-free business models, which helped reduce discounting, as well as the increase in traveling consumers, (ii) net sales growth in Hainan travel retail, reflecting the improvement in retail sales, benefiting from higher traffic and key campaigns to drive growth, and (iii) the net sales decline in the rest of mainland China travel retail, primarily driven by the transitory pressure from the change of duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses.
Reported net sales in The Americas increased 1% in fiscal 2026, driven by the increase from volume of 4%. Partially offsetting this increase was a decrease from pricing of 3%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in EUKEM increased 6% in fiscal 2026, driven by the favorable impact of foreign currency translation of 5% and the increase from volume of 4%. These increases were partially offset by a decrease from pricing of 3%, reflecting changes in mix, partially offset by the favorable impact from strategic pricing actions. Reported net sales in Asia/Pacific increased 4% in fiscal 2026, driven by an increase from pricing of 4%, reflecting changes in mix and the favorable impact from strategic pricing actions, partially offset by the unfavorable impact from foreign currency translation of 1%. The impact from volume was flat period-over-period. Reported net sales in Mainland China increased 12% in fiscal 2026, driven by an increase from pricing of 10%, reflecting changes in mix and the favorable impact from strategic pricing actions, and the favorable impact from foreign currency translation of 3%. Partially offsetting these increases was the decrease from volume of 1%.

GROSS MARGIN

Gross margin in fiscal 2026 increased to 75.5% as compared with 74.0% in fiscal 2025.

Fiscal 2026 vs. Fiscal 2025 Favorable (Unfavorable) Basis Points
As Reported:
Mix of business	30
Obsolescence charges	80
Manufacturing costs and other	55
Foreign exchange transactions	(15)
Returns and charges associated with restructuring and other activities	—
As Reported Gross Margin Basis Point Variance	150

Non-GAAP Financial Measure Adjustments:
Returns and charges associated with restructuring and other activities	—
Non-GAAP Gross Margin Basis Point Variance	150

The increase in gross margin in fiscal 2026 is driven by net benefits from the PRGP, partially offset by unfavorable impacts within manufacturing costs and other, reflecting the impact of inflation on our costs, as well as tariffs. The PRGP benefits were driven by the favorable impact of cost efficiencies within our global supply chain network and reductions in excess inventory.

OPERATING EXPENSES
Operating expenses as a percentage of net sales in fiscal 2026 decreased to 70.3% as compared with 79.4% in fiscal 2025.

Fiscal 2026 vs. Fiscal 2025 Favorable (Unfavorable) Basis Points
As Reported:
Selling	20
Advertising	10
Promotional	10
Store operating costs	(10)
Consumer-facing operating expenses(1)	30
General and administrative	40
Shipping	20
Marketing	40
Product development	40
Stock-based compensation	—
Foreign exchange transactions	(10)
Non-consumer-facing operating expenses	130

Charges associated with restructuring and other activities	(200)
Securities class action litigation settlement	(60)
Impairment of goodwill and other intangible assets	900
Talcum litigation settlement agreements	110
As Reported Operating Expense Margin Basis Point Variance	910

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	210
Securities class action litigation settlement	60
Impairment of goodwill and other intangible assets	(900)
Talcum litigation settlement agreements(2)	(110)
Non-GAAP Operating Expense Margin Basis Point Variance	170
(1)Consumer-facing operating expenses in this table and within the operating expense margin discussion below do not include the impact of co-operative advertising expenses, however, our references to consumer-facing investments throughout the remainder of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations include the consumer-facing operating expenses noted above as well as the impact of co-operative advertising expenses that are recorded as a reduction of revenue.
(2)From the end of August 2024 through October 2024, we entered into agreements with certain plaintiff law firms to resolve over 200 pending cosmetic talcum powder matters, which was a portion of the pending matters that existed at that time, and establish a framework for resolving potential future claims brought by these plaintiff firms from January 1, 2025 through December 31, 2029 (mitigating a portion of our future exposure), subject to annual caps (the “Talcum litigation settlement agreements”). In connection with the Talcum litigation settlement agreements, we recorded a charge of $159 million in the fiscal 2025 first quarter, representing our best estimate of probable losses for current and potential future claims under these agreements.

The favorability in our operating expense margin in fiscal 2026 reflected the impact of the increase in net sales, which offset the overall increase in investments in consumer-facing areas of the business to drive sales, including through key campaigns, new product launches and targeted expanded consumer reach. Non-consumer facing expenses were virtually flat year-over-year, with overall lower expenses within general and administrative, marketing, product development, and shipping, collectively, including lower employee-related costs realized through initiatives as part of the PRGP, with these benefits largely offset by higher employee incentive costs.

OPERATING RESULTS

	Year Ended June 30,
($ in millions)	2026	2025
As Reported:
Operating income (loss)	$780	$(785)
$ Change from prior year	1,565	(1,755)
% Change from prior year	100+%	(100+)%

Operating Margin	5.2%	(5.5)%

Non-GAAP Financial Measure(1):
% Change in operating income (loss) from the prior year adjusting for the impact of charges associated with restructuring and other activities, the securities class action litigation settlement, impairment of goodwill and other intangible assets and talcum litigation settlement agreements	47%	(28)%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The reported operating margin for fiscal 2026 increased from the prior year, driven by the favorable operating expense margin, which includes the favorable year-over-year impact of goodwill and other intangible asset impairment charges in fiscal 2025 of $1,286 million, as well as the increase in net sales and increase in gross margin, as discussed above.
Product Categories
Reported operating income (loss) for our product categories for the years ended June 30, 2026 and 2025 were as follows:

	Year Ended June 30,
($ in millions)	2026	2025	$ Change	% Change (As reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
Skin Care	$1,416	$574	$842	100+%	52%	Adjusted for the impact of the securities class action litigation settlement and an other intangible asset impairment
Makeup	(70)	(441)	371	84	(100)	Adjusted for the impact of the securities class action litigation settlement, goodwill and other intangible asset impairments and the Talcum litigation settlement agreements
Fragrance	204	(378)	582	100+	27	Adjusted for the impact of the securities class action litigation settlement and an other intangible asset impairment
Hair Care	(4)	(41)	37	90	100	Adjusted for the impact of the securities class action litigation settlement
Other	57	(13)	70	100+	39	Adjusted for the impact of an other intangible asset impairment
	1,603	(299)	1,902	100+	47%
Charges associated with restructuring and other activities	(823)	(486)	(337)	(69)
Operating income (loss)	$780	$(785)	$1,565	100+%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Skin Care
Reported skin care operating income increased $842 million, or over 100%, in fiscal 2026, reflecting an increase in net sales and the favorable year-over-year impact of the other intangible asset impairment charge in the prior year related to Dr.Jart+ of $375 million. The increase in operating income was partially offset by an increase in consumer-facing investments, including to support key campaigns, new product launches and targeted expanded consumer reach.

Makeup
Reported makeup operating loss decreased $371 million, or 84%, in fiscal 2026, reflecting the favorable year-over-year impact of other intangible asset impairment charges in the prior year relating to TOM FORD and Too Faced, combined, of $295 million and a goodwill impairment charge relating to Too Faced of $13 million, as well as the favorable year-over-year impact of the charge in fiscal 2025 associated with the Talcum litigation settlement agreements of $159 million. Partially offsetting the increase in operating results was an increase in consumer-facing investments, including to support key campaigns, new product launches and targeted expanded consumer reach.

Fragrance
Reported fragrance operating results increased $582 million, or over 100%, in fiscal 2026, reflecting the favorable year-over-year impact of the other intangible asset impairment charge in the prior year of $549 million relating to TOM FORD, as well as an increase in net sales. Partially offsetting these increases in operating results was an increase in consumer-facing investments, including to support key campaigns, new product launches and targeted expanded consumer reach.

Hair Care
Reported hair care operating loss decreased $37 million, or 90%, in fiscal 2026, reflecting lower cost of sales and lower non-consumer-facing expenses, including the reduction in employee-related costs realized through initiatives as part of the PRGP which were partially offset by higher employee incentive costs, and lower consumer-facing investments. These increases to operating results were partially offset by the unfavorable allocated impact of the securities class action litigation settlement.

Geographic Regions
Reported operating income (loss) for our geographic regions for the years ended June 30, 2026 and 2025 were as follows:

	Year Ended June 30,
($ in millions)	2026	2025	$ Change	% Change (As Reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
The Americas	$211	$(818)	$1,029	100+%	17%	Adjusted for the impact of the securities class action litigation settlement, impairment of goodwill and other intangible assets and the Talcum litigation settlement agreements
EUKEM	196	145	51	35	35
Asia/Pacific	823	180	643	100+	48	Adjusted for the impact of an other intangible asset impairment
Mainland China	373	194	179	92	92
	1,603	(299)	1,902	100+	47%
Charges associated with restructuring and other activities	(823)	(486)	(337)	(69)
Operating income (loss)	$780	$(785)	$1,565	100+%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results in The Americas increased $1,029 million, or over 100%, in fiscal 2026, reflecting the favorable year-over-year impacts of other intangible asset impairment charges in the prior year relating to TOM FORD and Too Faced, combined, of $898 million and a goodwill impairment charge in the prior year relating to Too Faced of $13 million. Also contributing to the increase was the favorable year-over-year impact of the charge in fiscal 2025 associated with the Talcum litigation settlement agreements of $159 million and higher net sales. Partially offsetting the increase in operating results is the unfavorable impact of the securities class action litigation settlement charge in the fiscal 2026 third quarter and an increase in consumer-facing investments to help drive sales growth.
Reported operating income in EUKEM increased $51 million, or 35%, in fiscal 2026, reflecting higher net sales, partially offset by an increase in consumer-facing investments, including to support targeted expanded consumer reach, key campaigns and new product launches, and an increase in non-consumer-facing expenses, due in part to higher employee incentive costs.
Reported operating income in Asia/Pacific increased $643 million, or over 100%, in fiscal 2026, reflecting the favorable year-over-year impact of the other intangible asset impairment charge in the prior year relating to Dr.Jart+ of $375 million, higher net sales and a decrease in cost of sales, including net benefits from the PRGP.
Reported operating income in Mainland China increased $179 million, or 92%, in fiscal 2026, reflecting higher net sales, as well as the favorable year-over-year timing of recognition of local government subsidies in fiscal 2026, as well as the related impact of the change in policy in fiscal 2025. Partially offsetting the increase in operating income was an increase in consumer-facing investments, including to support key campaigns, new product launches and targeted expanded consumer reach.

INTEREST AND INVESTMENT INCOME

	Year Ended June 30,
(In millions)	2026	2025
Interest expense	$334	$357
Interest income and investment income, net	$90	$114
Interest expense decreased in fiscal 2026, primarily reflecting a lower average debt balance and lower average interest rates compared to the prior year. Interest income and investment income, net decreased in fiscal 2026, primarily driven by lower average interest rates earned compared to the prior year, as well as the unfavorable year-over-year impact of impairments of cost method minority investments.

PROVISION FOR INCOME TAXES
The provision for income taxes represents U.S. federal, foreign, state and local income taxes. The effective rate differs from the federal statutory rate primarily due to the effect of state and local income taxes, the tax impact of stock-based compensation, the taxation of foreign income and changes in unrecognized tax benefits, as well as changes to valuation allowances based on our assessment of the realizability of deferred tax assets. Our effective tax rate will change from year to year based on recurring and non-recurring factors including the geographical mix of earnings, enacted tax legislation, state and local income taxes, unrecognized tax benefits, the tax impact of stock-based compensation, changes to valuation allowances, the interaction of various global tax strategies and the impact from certain acquisitions.

	Year Ended June 30,
($ in millions)	2026	2025
Earnings (loss) before income taxes:	$517	$(1,040)

As Reported:
Effective rate for income taxes	64.8%	(8.9)%
Basis-point change from prior year	7,370	(5,590)

Non-GAAP Financial Measure(1):
Effective rate for income taxes	35.7%	38.8%

(1)Excludes the net impact on the effective tax rates of charges associated with restructuring and other activities in both periods, the securities class action litigation settlement in fiscal 2026, and in fiscal 2025 also excludes the impact of the impairment of goodwill and other intangible assets, U.S. deferred tax asset valuation allowance adjustment and the Talcum litigation settlement agreements. See “Reconciliations of Non-GAAP Financial Measures” on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

The effective tax rate for fiscal 2026 increased approximately 7,370 basis points. The extent of the year over year change was broadly impacted by the loss before income taxes in fiscal 2025. The increase was primarily attributable to the higher effective tax rate on income from our foreign operations of approximately 5,630 basis points, due to our geographical mix of earnings, including the establishment of new valuation allowances on certain foreign deferred tax assets. Further contributing to the increase in the effective tax rate was the unfavorable impact of the One Big Beautiful Bill Act, resulting from an increase in tax deductible interest expense which reduced U.S. taxable income and increased the excess foreign tax credits generated which require a valuation allowance of approximately 1,010 basis points, changes in unrecognized tax benefits related to transfer pricing matters impacting multiple tax jurisdictions of approximately 820 basis points, as well as the unfavorable impact associated with previously issued U.S. stock-based compensation of approximately 590 basis points. The overall increase in the effective tax rate is partially offset by the favorable year-over-year utilization of U.S. general foreign tax credits net of the prior year establishment of a valuation allowance against U.S. general foreign tax credits and research and development tax credit carryforwards of approximately 550 basis points.

NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

	Year Ended June 30,
($ in millions, except per share data)	2026	2025
As Reported:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$182	$(1,133)
$ Change from prior year	1,315	(1,523)
% Change from prior year	100+%	(100+)%
Diluted net earnings (loss) per common share	$.50	$(3.15)
% Change from prior year	100+%	(100+)%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior year adjusting for the impact of charges associated with restructuring and other activities, the securities class action litigation settlement, impairment of goodwill and other intangible assets, U.S. deferred tax asset valuation allowance adjustment and the Talcum litigation settlement agreements.	66%	(42)%

(1)See “Reconciliations of Non-GAAP Financial Measures” on page 44 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

We use certain non-GAAP financial measures, among other financial measures, to evaluate our operating performance, which represent the manner in which we conduct and view our business. Management believes that excluding certain items that are not comparable from period to period, or do not reflect the Company’s underlying ongoing business, provides transparency for such items and helps investors and others compare and analyze our operating performance from period to period. In the future, we expect to incur charges or adjustments similar in nature to those presented below; however, the impact to the Company’s results in a given period may be highly variable and difficult to predict. Our non-GAAP financial measures may not be comparable to similarly titled measures used by, or determined in a manner consistent with, other companies. While we consider the non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the consolidated financial statements prepared in conformity with U.S. GAAP. The following tables present Net sales, Operating income (loss), Provision for income taxes and Diluted net earnings (loss) per common share adjusted to exclude the impact of charges associated with restructuring and other activities; the securities class action litigation settlement; impairment of goodwill and other intangible assets; U.S. deferred tax asset valuation allowance adjustment; the Talcum litigation settlement agreements; and the effects of foreign currency translation. The following tables provide reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

	Year Ended June 30,			% Change	% Change in Constant Currency
($ in millions, except per share data)	2026	2025	Variance
Net sales, as reported	$15,049	$14,326	$723	5%	3%
Returns associated with restructuring and other activities	12	(3)	15
Net sales, as adjusted	$15,061	$14,323	$738	5%	3%

Operating income (loss), as reported	$780	$(785)	$1,565	100+%	100+%
Charges associated with restructuring and other activities	823	486	337
Securities class action litigation settlement	84	—	84
Impairment of goodwill and other intangible assets	—	1,286	(1,286)
Talcum litigation settlement agreements	—	159	(159)
Operating income, as adjusted	$1,687	$1,146	$541	47%	45%

Provision for income taxes, as reported	$335	$93	$242	100+%	100+%
Effective rate for income taxes, as reported	64.8%	(8.9)%
Charges associated with restructuring and other activities	156	105	51
Securities class action litigation settlement	18	—	18
Impairment of goodwill and other intangible assets	—	285	(285)
U.S. deferred tax asset valuation allowance adjustment	—	(172)	172
Talcum litigation settlement agreements	—	35	(35)
Provision for income taxes, as adjusted	$509	$346	$163	47%	45%
Effective rate for income taxes, as adjusted	35.7%	38.8%

Diluted net earnings (loss) per common share, as reported	$.50	$(3.15)	$3.65	100+%	100+%
Charges associated with restructuring and other activities	1.83	1.06	.77
Securities class action litigation settlement	.18	—	.18
Impairment of goodwill and other intangible assets	—	2.78	(2.78)
U.S. deferred tax asset valuation allowance adjustment	—	.48	(.48)
Talcum litigation settlement agreements	—	.34	(.34)
Diluted net earnings per common share, as adjusted	$2.51	$1.51	$1.00	66%	64%

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

The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30,
($ in millions)	2026	2025	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Product Category:
Skin Care	$7,338	$6,962	$376	$(115)	$261	5%	4%
Makeup	4,276	4,205	71	(84)	(13)	2	—
Fragrance	2,779	2,491	288	(48)	240	12	10
Hair Care	565	565	—	(3)	(3)	—	(1)
Other	103	100	3	—	3	3	3
	15,061	14,323	738	(250)	488	5	3
Returns associated with restructuring and other activities	(12)	3	(15)	—	(15)
Total	$15,049	$14,326	$723	$(250)	$473	5%	3%

By Geographic Region:
The Americas	$4,463	$4,410	$53	$(14)	$39	1%	1%
EUKEM	3,794	3,566	228	(179)	49	6	1
Asia/Pacific	3,746	3,606	140	22	162	4	4
Mainland China	3,058	2,741	317	(79)	238	12	9
	15,061	14,323	738	(250)	488	5	3
Returns associated with restructuring and other activities	(12)	3	(15)	—	(15)
Total	$15,049	$14,326	$723	$(250)	$473	5%	3%

The following table reconciles the change in operating results by product category and geographic region, as reported, to the change in operating results excluding the impact of the securities class action litigation settlement, impairment of goodwill and other intangible assets and the Talcum litigation settlement agreements:

	As Reported			Add: Changes in impairment of goodwill and other intangible assets	Add: Securities class action litigation settlement	Add: Talcum litigation settlement agreements	Variance, as adjusted	% Change, as reported		% Change, as adjusted
	Year Ended June 30,
($ in millions)	2026	2025	Variance
By Product Category:
Skin Care	$1,416	$574	$842	$(375)	$27	$—	$494	100	+%	52%
Makeup	(70)	(441)	371	(308)	35	(159)	(61)	84		(100 +)
Fragrance	204	(378)	582	(549)	13	—	46	100	+	27
Hair Care	(4)	(41)	37	—	9	—	46	90		100 +
Other	57	(13)	70	(54)	—	—	16	100	+	39
	1,603	(299)	$1,902	$(1,286)	$84	$(159)	$541	100	+%	47%
Charges associated with restructuring and other activities	(823)	(486)
Total	$780	$(785)

By Geographic Region:
The Americas	$211	$(818)	$1,029	$(911)	$84	$(159)	$43	100	+%	17%
EUKEM	196	145	51	—	—		51	35		35
Asia/Pacific	823	180	643	(375)	—	—	268	100	+	48
Mainland China	373	194	179	—	—	—	179	92		92
	1,603	(299)	$1,902	$(1,286)	$84	$(159)	$541	100	+%	47%
Charges associated with restructuring and other activities	(823)	(486)
Total	$780	$(785)

Fiscal 2025 as Compared with Fiscal 2024
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for the fiscal 2025 to fiscal 2024 comparative discussion for our net sales and operating results on a consolidated basis and by product category. Refer below for the fiscal 2025 to fiscal 2024 net sales and operating results by geographic region comparative discussion under the revised geographic region structure, effective July 1, 2025, as recast for comparability purposes.

NET SALES

Geographic Regions

Reported net sales for our geographic regions for the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30,
($ in millions)	2025	2024	$ Change	% Change	% Change in Constant Currency(2)
The Americas	$4,410	$4,579	$(169)	(4)%	(3)%
EUKEM	3,566	3,539	27	1	(1)
Asia/Pacific(1)	3,606	4,587	(981)	(21)	(21)
Mainland China	2,741	2,904	(163)	(6)	(6)
	14,323	15,609	(1,286)	(8)	(8)
Returns associated with restructuring and other activities	3	(1)	4	100+	100+
Net sales	$14,326	$15,608	$(1,282)	(8)%	(8)%
(1) The net sales from our travel retail business are included in the Asia/Pacific region.
(2) See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales decreased in fiscal 2025, primarily driven by lower net sales in our travel retail business, and to a lesser extent, in Mainland China, North America and Korea, combined, of approximately $1,150 million.

The decrease in net sales from our travel retail business was primarily driven by Asia travel retail, reflecting ongoing subdued sentiment and lower conversion from Chinese consumers, the difficult comparison to the prior year due to our resumption of replenishment orders in the second half of fiscal 2024 and our strategic decision to reduce our exposure to reseller activity, as well as retailer shifts in strategies toward more profitable duty-free business models in both Korea and mainland China, which led to lower replenishment orders.
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

Reported net sales in The Americas decreased 4% in fiscal 2025, driven by the decrease from volume of 8% and the unfavorable impact from foreign currency translation of 1%. These decreases were partially offset by an increase from pricing of 6%, reflecting the favorable impact from strategic pricing actions and changes in mix. Reported net sales in EUKEM increased 1% in fiscal 2025, driven by the increase from pricing of 4%, reflecting the favorable impact from strategic pricing actions, partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%. Partially offsetting these increases was the decrease from volume of 4%. Reported net sales in Asia/Pacific decreased 21% in fiscal 2025, driven by the decrease from volume of 20%. Also contributing to the decrease was a decrease from pricing of 1%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions, and the unfavorable impact from foreign currency translation of 1%. Reported net sales in Mainland China decreased 6% in fiscal 2025, driven by the decrease from volume of 9%. Partially offsetting this decrease was an increase from pricing of 4%, reflecting the favorable impact from strategic pricing actions and changes in mix.
OPERATING RESULTS

Geographic Regions

Reported operating (loss) income for our geographic regions for the years ended June 30, 2025 and 2024 were as follows:

	Year Ended June 30,
($ in millions)	2025	2024	$ Change	% Change (As Reported)	% Change (Non-GAAP)(1)	Non-GAAP Financial Measure(1)
The Americas	$(818)	$168	$(986)	(100+)%	38%	Adjusted for the impact of the impairment of goodwill and other intangible assets, the Talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options
EUKEM	145	102	43	42	31	Adjusted for the impact of the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax
Asia/Pacific	180	510	(330)	(65)	(43)	Adjusted for the impact of the impairment of goodwill and other intangible assets
Mainland China	194	314	(120)	(38)	(38)
	(299)	1,094	(1,393)	(100 +)	(28)%
Charges associated with restructuring and other activities	(486)	(124)	(362)	(100 +)
Operating (loss) income	$(785)	$970	$(1,755)	(100+)%
(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 50 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported operating results in The Americas decreased $986 million, or over 100%, in fiscal 2025, reflecting the unfavorable year-over-year impacts of other intangible asset impairment charges relating to TOM FORD and Too Faced, combined, of $898 million and a goodwill impairment charge relating to Too Faced of $13 million. Also contributing to the decrease in operating results were lower net sales and the unfavorable year-over-year impact of the charge in fiscal 2025 associated with the Talcum litigation settlement agreements of $159 million. Partially offsetting the decrease in operating results in The Americas was lower cost of sales and a decrease in non-consumer-facing expenses, which included net benefits of the PRGP.
Reported operating income in EUKEM increased $43 million, or 42%, in fiscal 2025, reflecting lower cost of sales, including net benefits from the PRGP, and higher net sales, partially offset by an increase in consumer-facing investments to drive sales.
Reported operating income in Asia/Pacific decreased $330 million, or 65%, in fiscal 2025, reflecting a decrease in net sales, partially offset by lower cost of sales and a decrease in non-consumer-facing expenses, which included net benefits of the PRGP as well as lower shipping expenses due to a decrease in net sales and the favorable year-over-year impact of $96 million in goodwill and other intangible asset impairment charges relating to Dr.Jart+.
Reported operating income in Mainland China decreased $120 million, or 38%, in fiscal 2025, reflecting lower net sales and the unfavorable year-over-year impact of a change in policy related to local government subsidies in China, partially offset by lower cost of sales.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES

The following table reconciles the change in net sales by geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported
	Year Ended June 30,
($ in millions)	2025	2024	Variance	Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
By Geographic Region:
The Americas	$4,410	$4,579	$(169)	$53	$(116)	(4)%	(3)%
EUKEM	3,566	3,539	27	(49)	(22)	1	(1)
Asia/Pacific	3,606	4,587	(981)	29	(952)	(21)	(21)
Mainland China	2,741	2,904	(163)	(5)	(168)	(6)	(6)
	14,323	15,609	(1,286)	28	(1,258)	(8)%	(8)%
Returns associated with restructuring and other activities	3	(1)	4	—	4
Total	$14,326	$15,608	$(1,282)	$28	$(1,254)
The following table reconciles the change in operating results by geographic region, as reported, to the change in operating results excluding the impact of the impairment of goodwill and other intangible assets, the Talcum litigation settlement agreements and the change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax:

	As Reported			Add: Changes in impairments of goodwill and other intangible assets	Add: Talcum litigation settlement agreements	Add: Change in fair value of DECIEM acquisition-related stock options inclusive of payroll tax	Variance, as adjusted	% Change, as reported	% Change, as adjusted
	Year Ended June 30,
($ in millions)	2025	2024	Variance
By Geographic Region:
The Americas	$(818)	$168	$(986)	$911	$159	$(14)	$70	(100+)%	38%
EUKEM	145	102	43	—	—	(9)	34	42	31
Asia/Pacific	180	510	(330)	(96)	—	—	(426)	(65)	(43)
Mainland China	194	314	(120)	—	—	—	(120)	(38)	(38)
	(299)	1,094	$(1,393)	$815	$159	$(23)	$(442)	(100+)%	(28)%
Charges associated with restructuring and other activities	(486)	(124)
Total	$(785)	$970

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At June 30, 2026, we had cash and cash equivalents of $3,498 million compared with $2,921 million at June 30, 2025. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

The Tax Cuts and Jobs Act resulted in the Transition Tax on unrepatriated earnings of our foreign subsidiaries and changed the tax law in ways that present opportunities to repatriate cash without additional U.S. federal income tax. We continue to analyze the permanent reinvestment assertion on our remaining applicable foreign earnings. We do not believe that continuing to reinvest these remaining applicable foreign earnings impairs our ability to meet our domestic debt or working capital obligations. If these reinvested earnings were repatriated into the United States as dividends, we would be subject to state income taxes and applicable foreign taxes in certain jurisdictions.

Tariffs negatively impacted our operating results during fiscal 2026 and we are continuing to monitor and assess the potential effects of changing tariff conditions globally.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facilities. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of August 12, 2026, our long-term debt is rated A- with a negative outlook by Standard & Poor’s and A3 with a negative outlook by Moody’s.
Debt and Access to Liquidity
Total debt as a percent of total capitalization was 66% and 65% at June 30, 2026 and 2025, respectively.
For further information regarding our current and long-term debt and available financing, see Item 8. Financial Statements and Supplementary Data – Note 11 – Debt.
Cash Flows

	Year Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$1,773	$1,272
Net cash used for investing activities	$(489)	$(623)
Net cash used for financing activities	$(712)	$(1,144)

The change in net cash flows provided by operating activities was primarily driven by higher net earnings, excluding non-cash items, and the favorable change in operating assets and liabilities variances.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from lower capital expenditures compared to the prior year.

The change in net cash flows used for financing activities primarily reflected a decrease in repayments of long-term debt due to the repayment of the outstanding principal balance of our $500 million, 2.000% Senior Notes that matured during the fiscal 2025 second quarter, a decrease in dividends paid to stockholders in the current year, and the favorable year-over-year impact of settlements of cross-currency swap contracts. These decreases were partially offset by payments of the remaining deferred consideration in the fiscal 2026 first and third quarters associated with the fiscal 2023 acquisition of TOM FORD.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for the fiscal 2025 to fiscal 2024 comparative discussions.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the year ended June 30, 2026 and through August 12, 2026, see Item 8. Financial Statements and Supplementary Data – Note 17 – Common Stock.

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
For the U.S. Qualified Plan, we maintain an investment strategy of matching the duration of a substantial portion of the plan assets with the duration of the underlying plan liabilities. This strategy assists us in maintaining our overall funded ratio. For fiscal 2026 and 2025, we met or exceeded all contribution requirements under ERISA regulations for the U.S. Qualified Plan.
The following table summarizes actual and expected benefit payments and contributions for our other pension and post-retirement plans:

	Year Ended June 30,
(In millions)	Expected 2027	2026	2025
Non-qualified domestic noncontributory pension plan benefit payments	$31	$15	$9
International defined benefit pension plan contributions	$27	$32	$35
Post-retirement plan benefit payments	$10	$10	$14

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
Foreign Exchange Risk Management
For a discussion of foreign exchange risk management, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Fair value hedges, Cash Flow Hedges, Net Investment Hedges).

Credit Risk
For a discussion of credit risk, see Item 8. Financial Statements and Supplementary Data – Note 12 – Derivative Financial Instruments (Credit Risk).
Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet, anticipated transactions and the net investment in certain foreign operations. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $164 million and $223 million as of June 30, 2026 and 2025, respectively. This potential change does not consider our underlying foreign currency exposures.
We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $76 million and $85 million as of June 30, 2026 and 2025, respectively.
In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our funded indebtedness, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $72 million and $43 million as of June 30, 2026 and 2025, respectively.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies for discussion regarding the potential impact of accounting standards that were recently issued but not yet effective, on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition at June 30, 2026 and our results of operations for the three fiscal years ended June 30, 2026 are based upon our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex and, consequently, actual results could differ from those estimates. We consider accounting estimates to be critical if the accounting estimate both (i) involves a significant level of estimation uncertainty, and (ii) has had or is reasonably likely to have a material impact on the Company's financial condition or results of operations. Our critical accounting policies relate to Goodwill and Other Indefinite-lived Intangible Assets – Impairment Assessment and Income Taxes.

Our management has discussed the selection of critical accounting policies and the effect of estimates with the Audit Committee of our Board of Directors.

Goodwill and Other Indefinite-lived Intangible Assets – Impairment Assessment

Goodwill is calculated as the excess of the cost of purchased businesses over the estimated fair value of their underlying net assets. Other indefinite-lived intangible assets consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

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

We elected to perform the qualitative assessment for the goodwill in certain of our reporting units and for certain of our other indefinite-lived intangible assets. This qualitative assessment included the review of certain macroeconomic factors and entity-specific qualitative factors to determine if it was more-likely-than-not that the estimated fair values of the reporting units and other indefinite-lived intangible assets were below their carrying values. We considered macroeconomic factors including global economic growth, general macroeconomic trends for the markets in which the reporting units operate and the intangible assets are employed, and the growth of the global prestige beauty industry. In addition to these macroeconomic factors, among other things, we considered current results and forecasts for the respective reporting units and brands, any changes in the nature of the business, any significant legal, regulatory, contractual, political or other business climate factors, changes in the industry/competitive environment, changes in the composition or carrying amount of net assets and the Company's intention to sell or dispose of a reporting unit or cease the use of a trademark.

A quantitative assessment was performed for the goodwill in certain of our reporting units and for certain of our other indefinite-lived intangible assets. We engaged third-party valuation specialists and used industry accepted valuation models and criteria that were reviewed and approved by various levels of management. To determine the estimated fair value of the reporting units, we used an equal weighting of the income and market approaches. Under the income approach, we determined the estimated fair value using a discounted cash flow method, projecting future cash flows of each reporting unit, as well as a terminal value, and discounting such cash flows at a rate of return that reflected the relative risk of the cash flows. Under the market approach, we utilized market multiples from publicly traded companies with similar operating and investment characteristics as the reporting unit. The significant assumptions used in each quantitative assessment using these two approaches include revenue growth rates and profit margins, a terminal value, a weighted average cost of capital used to discount future cash flows and comparable market multiples for the reporting unit. To determine the estimated fair value of other indefinite-lived intangible assets, we used an income approach, specifically the relief-from-royalty method. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. The significant assumptions used in each quantitative assessment using this approach include revenue growth rates and profit margins, a terminal value, a weighted average cost of capital used to discount future cash flows and a royalty rate.
For further discussion of the methods used and factors considered in our estimates as part of the impairment testing for goodwill and other indefinite-lived intangible assets, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 5 – Goodwill and Other Intangible Assets.

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

We provide uncertain tax position reserves for U.S. federal, state, local and foreign tax exposures relating to periods subject to audit. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. We assess our tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements. We classify applicable interest and penalties as a component of the provision for income taxes. Although the outcome relating to these exposures is uncertain, in our opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. If actual outcomes differ materially from these estimates, they could have a material impact on our consolidated net earnings.

For further discussion of Income Taxes, see Item 8. Financial Statements and Supplementary Data – Note 2 – Summary of Significant Accounting Policies and Note 8 – Income Taxes.

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
(17)the timing and impact of acquisitions, investments and divestitures; and
(18)additional factors as described in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2026.

As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of independent registered public accounting firm on our internal control over financial reporting are incorporated herein from pages F-2 and F-3, respectively.

Item 9B.  Other Information.
Trading Arrangements

During the fiscal 2026 fourth quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Disclosure Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the fiscal 2026 fourth quarter, the Company made payments of five hundred and twenty-nine U.S. dollars to maintain its intellectual property rights in Iran, as part of its intellectual property protection efforts, under a specific license granted by the U.S. Department of Treasury’s Office of Foreign Asset Control (OFAC). The Company does not generate any revenues or profits from this activity, and plans to continue these activities, as authorized under the specific license. These trademarks are registered with the Intellectual Property Center of the Islamic Republic of Iran (IPC) through intellectual property counsel and service providers located in the United Arab Emirates and Iran. The payments were made to IPC at its account at the Central Bank of Iran, which was designated by OFAC as sanctioned under its counterterrorism authority pursuant to Executive Order 13224 on September 20, 2019.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item, not already provided herein under Item 1. Business – Information about our Executive Officers, will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2026 and such information is incorporated herein by reference.

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
Item 11.  Executive Compensation.
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2026 and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, not already provided under Equity Compensation Plan Information as set forth below, will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2026 and such information is incorporated herein by reference.

Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which our securities may be issued as of June 30, 2026 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our Class A Common Stock and all plans were approved by stockholders of the Company.
Equity Compensation Plan Information as of June 30, 2026

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(4)
Equity compensation plans approved by security holders(1)	14,996,797	$169.67	11,757,860

(1)Includes the Amended and Restated Fiscal 2002 Share Incentive Plan (the “2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (the “Director Plan”).
(2)Consists of 8,646,747 shares issuable upon exercise of outstanding options, 5,460,285 shares issuable upon conversion of outstanding Restricted Stock Units, 795,633 shares issuable upon conversion of outstanding Performance Share Units (“PSUs”) (assuming maximum payout for unvested PSUs, including those pending approval by the Stock Plan Subcommittee of our Board of Directors), and 94,132 shares issuable upon conversion of Share Units.
(3)Calculated based upon outstanding options in respect of 8,646,747 shares of our Class A Common Stock.
(4)The 2002 Plan authorizes the grant of shares and benefits other than stock options. As of June 30, 2026, there were 11,462,646 shares of Class A Common Stock available for issuance under the 2002 Plan (assuming maximum payout for unvested PSUs, including those pending approval by the Stock Plan Subcommittee of our Board of Directors). Shares underlying grants cancelled or forfeited under prior plans or agreements may be used for grants under the 2002 Plan. The Director Plan currently provides for an annual grant of options and stock units to non-employee directors. As of June 30, 2026, there were 295,214 shares available for issuance under the Director Plan.

If all of the outstanding options, warrants, rights, stock units and share units, as well as the securities available for future issuance, included in the first and third columns in the table above were converted to shares of Class A Common Stock as of June 30, 2026, the total shares of Common Stock outstanding (i.e. Class A plus Class B) would increase 7% to 388,553,224. Of the outstanding options to purchase 8,646,747 shares of Class A Common Stock, options to purchase 87,460 shares have an exercise price less than $78.95, the closing price on June 30, 2026. Assuming the exercise of only in-the-money options, the total shares outstanding would increase by less than 1% to 361,886,027.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2026 and such information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.
The information required by this Item will be included in the 2026 Proxy Statement. The 2026 Proxy Statement will be filed within 120 days after the close of the fiscal year ended June 30, 2026 and such information is incorporated herein by reference.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)1 and 2. Financial Statements and Schedules - See index on Page F-1.
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Form 8-K filed on November 18, 2025).*

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Form 8-K filed on May 23, 2025).*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to our Form 10-K filed on August 20, 2025).*

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Form S-3 (No. 333-85947) filed on November 5, 1999).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Form 8-K filed on September 29, 2003).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Form 8-K filed on September 29, 2003).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Form 8-K filed on May 1, 2007).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Form 8-K filed on May 1, 2007).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Form 8-K filed on August 2, 2012).*

4.8	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Form 8-K filed on August 2, 2012).*

4.9	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Form 8-K filed on June 4, 2015).*

4.10	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Form 8-K filed on June 4, 2015).*

4.11	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Form 8-K filed on May 10, 2016).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Form 8-K filed on May 10, 2016).*

4.13	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Form 8-K filed on February 9, 2017).*

4.14	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Form 8-K filed on February 9, 2017).*

4.15	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Form 8-K filed on February 9, 2017).*

4.16	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Form 8-K filed on February 9, 2017).*

4.17	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Form 8-K filed on November 21, 2019).*

4.18	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Form 8-K filed on November 21, 2019).*

4.19	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Form 8-K filed on November 21, 2019).*

4.20	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Form 8-K filed on November 21, 2019).*

Exhibit Number	Description

4.21	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Form 8-K filed on April 13, 2020).*

4.22	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on April 13, 2020).*

4.23	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Form 8-K filed on March 4, 2021).*

4.24	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on March 4, 2021).*

4.25	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Form 8-K filed on May 12, 2023).*

4.26	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on May 12, 2023).*

4.27	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Form 8-K filed on May 12, 2023).*

4.28	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Form 8-K filed on May 12, 2023).*

4.29	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Form 8-K filed on May 12, 2023).*

4.30	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Form 8-K filed on May 12, 2023).*

4.31	Officers’ Certificate, dated February 14, 2024, defining certain terms of the 5.000% Senior Notes due 2034 (filed as Exhibit 4.1 to our Form 8-K filed on February 14, 2024).*

4.32	Form of Global Note for the 5.000% Senior Notes due 2034 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on February 14, 2024).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Form 10-K filed on September 15, 2003).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Form 10-Q filed on October 30, 1996).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on January 28, 1997).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on April 29, 1997).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Form 10-K filed on September 18, 2000).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Form 10-K filed on September 17, 2002).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on January 27, 2005).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Form 10-Q filed on October 30, 2009).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Form 10-K filed on September 15, 2003).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Form 10-K filed on August 25, 2017).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Form 10-Q filed on April 29, 1997).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Form 10-K filed on September 17, 2001).*

Exhibit Number	Description

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on January 29, 2004).*

10.3	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Form 10-Q filed on February 3, 2022).*†

10.3a	Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 to our Form 10-Q filed on May 3, 2022).*†

10.3b	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (filed as Exhibit 10.1 to our Form 10-Q filed on February 2, 2023).*†

10.3c	Amendments to The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023, as further amended effective January 1, 2025 (filed as Exhibit 10.5 to our Form 10-Q filed on February 4, 2025).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Form 10-K filed on August 20, 2010).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.5a to our Form 10-K filed on August 18, 2023).*†

10.5a	Executive Annual Incentive Plan (filed as Exhibit 10.5b to our Form 10-K filed on August 20, 2025).*†

10.6	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Form 8-K filed on September 17, 2010).*†

10.6a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Form 8-K filed on February 27, 2013).*†

10.7	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Form 10-K filed on August 24, 2022).*†

10.8	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Form 10-Q filed on May 3, 2023).*†

10.9	Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.13 to our Form 10-K filed on August 19, 2024).*†

10.9a	Amended and Restated Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.2 to our Form 10-Q filed on February 4, 2025).*†

10.10	Employment Agreement with Akhil Shrivastava (filed as Exhibit 10.1 to our Form 8-K filed on July 23, 2024).*†

10.11	Employment Agreement with Rashida La Lande (filed as Exhibit 10.15 to our Form 10-K filed on August 20, 2025).*†

10.12	Employment Agreement with Roberto Canevari.†

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Form 10-K filed on September 17, 2001).*†

10.13a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Form 10-K filed on August 24, 2018).*†

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Form 10-K filed on September 17, 2001).*†

10.14a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Form 10-K filed on August 24, 2018).*†

10.15	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Form S-8 filed on November 9, 2007).*†

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as Exhibit 10.15a to our Form 10-K filed on August 22, 2011).*†

10.15b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on November 16, 2015).*†

Exhibit Number	Description

10.15c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Form 10-Q filed on November 1, 2017).*†

10.15d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Form 10-Q filed on October 31, 2019).*†

10.15e	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Form 10-K filed on August 27, 2021).*†

10.16	Summary of Compensation for Non-Employee Directors of the Company (filed as Exhibit 10.4 to our Form 10-Q filed on February 4, 2025).*†

10.17	Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Form S-8 filed on November 9, 2007).*†

10.17a	Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Form 10-Q filed on October 31, 2019).*†

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Form 10-K filed on August 17, 2012).*†

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on November 16, 2015).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Form 10-K filed on August 25, 2017).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on November 19, 2019).*†

10.18d	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on November 13, 2024).*†

10.18e	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Form 10-K filed on August 20, 2014).*†

10.18f	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Form 10-K filed on August 25, 2017).*†

10.18g	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Form 10-K filed on August 23, 2019).*†

10.18h	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Form 8-K filed on August 21, 2025).*†

10.18i	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.18j	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Form 10-K filed on August 27, 2021).*†

10.18k	Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Form 10-Q filed on February 4, 2025).*†

10.18l	Form of Non-annual Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.18m	Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Form 10-K filed on August 28, 2020).*†

Exhibit Number	Description

10.18n	Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Form 10-K filed on August 28, 2020).*†

10.18o	Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Form 10-K filed on August 28, 2020).*†

10.18p	Form of Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.21r to our Form 10-K filed on August 20, 2025).*†

10.18q	Form of Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.21s to our Form 10-K filed on August 20, 2025).*†

10.18r	Form of PRGP Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.21t to our Form 10-K filed on August 20, 2025).*†

10.19	$2.5 Billion Credit Facility, dated as of June 7, 2024 among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Form 8-K filed on June 7, 2024).*

10.20	Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Form 10-Q filed on January 28, 2010).*

10.20a	Amended and Restated Services Agreement, dated as of August 18, 2026, by and among Estee Lauder Inc. and Melville Management Corporation.

10.20b	Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Form 10-K filed on August 24, 2022).*

10.21	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Form 10-Q filed on January 28, 2010).*

10.22	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Form 10-Q filed on January 28, 2010).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Form 10-Q filed on January 28, 2010).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Form 10-Q filed on January 28, 2010).*

10.22c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Form 10-Q filed on February 4, 2011).*

10.22d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Form 10-Q filed on May 1, 2020).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Form 10-Q filed on January 28, 2010).*

10.24	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Form 8-K filed on April 8, 2011).*†

10.24a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Form 10-K filed on August 20, 2015).*†

10.24b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Form 10-K filed on August 24, 2016).*†

10.24c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (filed as Exhibit 10.24c to our Form 10-K filed on August 27, 2021).*†

10.24d	Fourth Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2024 (filed as Exhibit 10.25d to our Form 10-K filed on August 19, 2024).*†

Exhibit Number	Description

10.25	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Form 8-K filed on April 8, 2011).*

10.25a	First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Form 10-Q filed on May 1, 2019).*

10.25b	Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Form 10-Q filed on May 1, 2019).*

19.1	The Estée Lauder Companies Inc. Insider Trading Policies (filed as Exhibit 19.1 to our Form 10-K filed on August 19, 2024).*

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

97.1	The Estée Lauder Companies Inc. Incentive-Based Compensation Recovery Policy (2023 Clawback Policy) (filed as Exhibit 97.1 to our Form 10-K filed on August 19, 2024).*

101.1
The following materials from The Estée Lauder Companies Inc.’s Form 10-K for the year ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	The cover page from The Estée Lauder Companies Inc.’s Form 10-K for the year ended June 30, 2026 is formatted in iXBRL.
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
Date: August 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title (s)	Date

STÉPHANE DE LA FAVERIE*	President, Chief Executive Officer and a Director (Principal Executive Officer)	August 19, 2026
Stéphane de La Faverie

CHARLENE BARSHEFSKY*	Director	August 19, 2026
Charlene Barshefsky

PAUL J. FRIBOURG*	Director	August 19, 2026
Paul J. Fribourg

JENNIFER HYMAN*	Director	August 19, 2026
Jennifer Hyman

GARY M. LAUDER*	Director	August 19, 2026
Gary M. Lauder

JANE LAUDER*	Director	August 19, 2026
Jane Lauder

WILLIAM P. LAUDER*	Chair of the Board	August 19, 2026
William P. Lauder

ANNABELLE YU LONG*	Director	August 19, 2026
Annabelle Yu Long

ARTURO NUÑEZ*	Director	August 19, 2026
Arturo Nuñez

BARRY S. STERNLICHT*	Director	August 19, 2026
Barry S. Sternlicht

DANA STRONG*	Director	August 19, 2026
Dana Strong

JENNIFER TEJADA*	Director	August 19, 2026
Jennifer Tejada

RICHARD F. ZANNINO*	Director	August 19, 2026
Richard F. Zannino

ERIC L. ZINTERHOFER*	Director	August 19, 2026
Eric L. Zinterhofer

/s/ AKHIL SHRIVASTAVA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2026
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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of June 30, 2026, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under the heading “Report of Independent Registered Public Accounting Firm.”

/s/ Stéphane de La Faverie	/s/ Akhil Shrivastava
Stéphane de La Faverie	Akhil Shrivastava
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
August 19, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Estée Lauder Companies Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Estée Lauder Companies Inc. and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of earnings (loss), of comprehensive income (loss), of equity and redeemable noncontrolling interest and of cash flows for each of the three years in the period ended June 30, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended June 30, 2026 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Other Indefinite-Lived Intangible Asset Impairment Assessments – Certain Trademarks

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated other indefinite-lived intangible assets balance was $3,081 million as of June 30, 2026, a significant portion of which related to certain trademarks. Management assesses other indefinite-lived intangible assets at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. As disclosed by management, based on the results of these assessments, no impairment charges were recorded. The estimated fair value of other indefinite-lived intangible assets was determined by management using an income approach, specifically the relief-from-royalty method. The significant assumptions used in each quantitative assessment using this approach include revenue growth rates and profit margins, a terminal value, a weighted average cost of capital used to discount future cash flows, and a royalty rate.

The principal considerations for our determination that performing procedures relating to the other indefinite-lived intangible asset impairment assessments of certain trademarks is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain trademarks; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, weighted average cost of capital, and royalty rate, as applicable to the trademark; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s other indefinite-lived intangible asset impairment assessments, including controls over the valuation of certain trademarks. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain trademarks; (ii) evaluating the appropriateness of the relief-from-royalty method used by management; (iii) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, weighted average cost of capital, and royalty rate, as applicable to the trademark. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty method and (ii) the reasonableness of the weighted average cost of capital and royalty rate assumptions, as applicable to the trademark.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 19, 2026
We have served as the Company’s auditor since 2020.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended June 30,
(In millions, except per share data)	2026	2025	2024

Net sales	$15,049	$14,326	$15,608
Cost of sales	3,687	3,729	4,424

Gross profit	11,362	10,597	11,184

Operating expenses
Selling, general and administrative	9,685	9,456	9,621
Restructuring and other charges	813	481	122
Securities class action litigation settlement	84	—	—
Goodwill impairment	—	13	291
Impairment of other intangible assets	—	1,273	180
Talcum litigation settlement agreements	—	159	—
Total operating expenses	10,582	11,382	10,214

Operating income (loss)	780	(785)	970

Interest expense	334	357	378
Interest income and investment income, net	90	114	167
Other components of net periodic benefit cost	19	12	(13)
Earnings (loss) before income taxes	517	(1,040)	772

Provision for income taxes	335	93	363
Net earnings (loss)	182	(1,133)	409

Net earnings attributable to redeemable noncontrolling interest	—	—	(19)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$182	$(1,133)	$390

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share
Basic	$.50	$(3.15)	$1.09
Diluted	$.50	$(3.15)	$1.08

Weighted-average common shares outstanding
Basic	362.3	360.1	359.0
Diluted	364.8	360.1	360.8
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
(In millions)	2026	2025	2024

Net earnings (loss)	$182	$(1,133)	$409

Other comprehensive (loss) income:
Net cash flow hedge	38	(89)	(3)
Cross-currency swap contract - fair value hedge	(1)	14	13
Retirement plan and other retiree benefit adjustments	93	(24)	(9)
Translation adjustments	(105)	94	(145)
Income tax effect on components of other comprehensive income (loss)	(51)	18	(6)
Total other comprehensive (loss) income, net of tax	(26)	13	(150)
Comprehensive income (loss)	156	(1,120)	259

Comprehensive income attributable to redeemable noncontrolling interest:
Net earnings	—	—	(19)
Translation adjustments	—	—	17
Total comprehensive income attributable to redeemable noncontrolling interest	—	—	(2)
Comprehensive income (loss) attributable to The Estée Lauder Companies Inc.	$156	$(1,120)	$257
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
(In millions, except share and per share data)	2026	2025

ASSETS
Current assets
Cash and cash equivalents	$3,498	$2,921
Accounts receivable, net	1,518	1,530
Inventory and promotional merchandise	1,999	2,074
Prepaid expenses and other current assets	597	544
Total current assets	7,612	7,069

Property, plant and equipment, net	2,805	3,172
Other assets
Operating lease right-of-use assets	1,740	1,952
Goodwill	2,107	2,135
Other intangible assets, net	3,579	3,759
Other assets	1,919	1,805
Total other assets	9,345	9,651
Total assets	$19,762	$19,892

LIABILITIES AND EQUITY
Current liabilities
Current debt	$503	$3
Accounts payable	1,578	1,497
Operating lease liabilities	399	406
Other accrued liabilities	3,751	3,529
Total current liabilities	6,231	5,435

Noncurrent liabilities
Long-term debt	6,803	7,314
Long-term operating lease liabilities	1,541	1,744
Other noncurrent liabilities	1,381	1,534
Total noncurrent liabilities	9,725	10,592

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at June 30, 2026 and June 30, 2025; shares issued: 486,257,584 at June 30, 2026 and 472,541,563 at June 30, 2025; Class B shares authorized: 304,000,000 at June 30, 2026 and June 30, 2025; shares issued and outstanding: 114,507,344 at June 30, 2026 and 125,542,029 at June 30, 2025	6	6
Paid-in capital	7,378	7,012
Retained earnings	11,341	11,672
Accumulated other comprehensive loss	(1,153)	(1,127)

	17,572	17,563
Less: Treasury stock, at cost; 238,966,361 Class A shares at June 30, 2026 and 238,316,738 Class A shares at June 30, 2025	(13,766)	(13,698)
Total equity	3,806	3,865
Total liabilities and equity	$19,762	$19,892
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF EQUITY AND REDEEMABLE NONCONTROLLING INTEREST

	Year Ended June 30,
(In millions, except per share data)	2026	2025	2024

Common stock, beginning of year	$6	$6	$6
Stock-based compensation	—	—	—
Common stock, end of year	6	6	6

Paid-in capital, beginning of year	7,012	6,685	6,153
Common stock dividends	6	6	6
Stock-based compensation	360	321	364
Purchase of shares from redeemable noncontrolling interest	—	—	162
Paid-in capital, end of year	7,378	7,012	6,685

Retained earnings, beginning of year	11,672	13,427	13,991
Common stock dividends	(513)	(622)	(954)
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	182	(1,133)	390
Retained earnings, end of year	11,341	11,672	13,427

Accumulated other comprehensive loss, beginning of year	(1,127)	(1,140)	(934)
Other comprehensive (loss) income attributable to The Estée Lauder Companies Inc.	(26)	13	(133)
Purchase of shares from redeemable noncontrolling interest	—	—	(73)
Accumulated other comprehensive loss, end of year	(1,153)	(1,127)	(1,140)

Treasury stock, beginning of year	(13,698)	(13,664)	(13,631)
Stock-based compensation	(68)	(34)	(33)
Treasury stock, end of year	(13,766)	(13,698)	(13,664)

Total equity	$3,806	$3,865	$5,314

Redeemable noncontrolling interest, beginning of year	$—	$—	$832
Net earnings attributable to redeemable noncontrolling interest	—	—	19
Purchase of shares from redeemable noncontrolling interest	—	—	(834)
Translation adjustments	—	—	(17)
Redeemable noncontrolling interest, end of year	$—	$—	$—

Cash dividends declared per common share	$1.40	$1.71	$2.64
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
(In millions)	2026	2025	2024

Cash flows from operating activities
Net earnings (loss)	$182	$(1,133)	$409
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	796	829	825
Deferred income taxes	(164)	(396)	(265)
Non-cash stock-based compensation	310	304	325
Net loss on disposal of property, plant and equipment	26	19	9
Non-cash restructuring and other charges	57	20	7
Pension and post-retirement benefit expense	82	76	50
Pension and post-retirement benefit contributions	(112)	(92)	(116)
Impairment of goodwill and other intangible assets	—	1,286	471
Other adjustments and non-cash items	6	10	14
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	8	230	(285)
Decrease in inventory and promotional merchandise	51	184	766
(Increase) decrease in other assets, net	(8)	(11)	15
Increase (decrease) in accounts payable	83	21	(38)
Increase (decrease) in other accrued and noncurrent liabilities	483	(41)	209
Decrease in operating lease assets and liabilities, net	(27)	(34)	(36)
Net cash flows provided by operating activities	1,773	1,272	2,360
Cash flows from investing activities
Capital expenditures	(457)	(602)	(919)
Proceeds from sale of property, plant and equipment	—	3	—
Proceeds from property, plant and equipment insurance recoveries	10	—	—
Purchases of investments	(35)	(1)	(18)
Proceeds from disposition of investments	3	—	—
Payment for acquired business	(5)	—	—
Settlement of net investment hedges	(5)	(23)	(23)
Net cash flows used for investing activities	(489)	(623)	(960)
Cash flows from financing activities
Repayments of current debt, net	—	—	(215)
Repayments of commercial paper (maturities after three months)	—	—	(785)
Proceeds from issuance of long-term debt, net	—	—	648
Repayments of long-term debt	(3)	(505)	(10)
Debt issuance costs	—	—	(4)
Payment of deferred consideration	(300)	—	—
Settlement of cross-currency swaps	116	20	18
Net proceeds from stock-based compensation transactions	53	15	40
Dividends paid to stockholders	(508)	(618)	(947)
Payments to acquire treasury stock	(70)	(35)	(35)
Payment for acquisition of noncontrolling interest	—	(21)	—
Payment for acquisition of redeemable noncontrolling interest	—	—	(745)
Net cash flows used for financing activities	(712)	(1,144)	(2,035)

Effect of exchange rate changes on Cash and cash equivalents	5	21	1
Net increase (decrease) in Cash and cash equivalents	577	(474)	(634)
Cash and cash equivalents at beginning of year	2,921	3,395	4,029

Cash and cash equivalents at end of year	$3,498	$2,921	$3,395
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS
The Estée Lauder Companies Inc. manufactures, markets and sells skin care, makeup, fragrance and hair care products around the world. Products are marketed under owned brand names, including: Estée Lauder, Aramis, Clinique, Lab Series, Origins, M·A·C, La Mer, Bobbi Brown Cosmetics, Aveda, Jo Malone London, Bumble and bumble, Darphin Paris, TOM FORD, Smashbox, Le Labo, Editions de Parfums Frédéric Malle, GLAMGLOW, KILIAN PARIS, Too Faced, Dr.Jart+, The Ordinary, NIOD, Avestan and Loopha. The Estée Lauder Companies Inc. is also the global licensee of the AERIN, Balmain and Dr. Andrew Weil brand names for beauty-related products.
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

Management Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, pension and other post-retirement benefit costs, business combinations and asset acquisitions, goodwill, other indefinite-lived intangible assets and long-lived assets, income taxes and legal contingencies. Management evaluates the related estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, as relevant, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates and assumptions will be reflected in the consolidated financial statements in future periods.

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at year-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation (losses) gains, net of tax, reported as translation adjustments through other comprehensive (loss) income (“OCI”) attributable to The Estée Lauder Companies Inc. were $(127) million, $90 million and $(135) million, net of tax, in fiscal 2026, 2025 and 2024, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity in fiscal 2026, 2025 and 2024. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

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

Net exchange (losses) gains on foreign currency transactions of $(20) million, $58 million and $77 million in fiscal 2026, 2025 and 2024, respectively, are included within Net sales and Selling, general and administrative expenses within the accompanying consolidated statements of earnings (loss). The impact recorded within Net sales relates solely to foreign currency forward contract derivatives. See Note 12 – Derivative Financial Instruments for further discussion.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents

Cash and cash equivalents include $868 million and $1,017 million of short-term time deposits at June 30, 2026 and 2025, respectively. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments in the common stock of privately-held companies in which the Company has the ability to exercise significant influence, but less than a controlling financial interest, are accounted for under the equity method of accounting. For those equity securities without readily determinable fair values where the Company does not have the ability to exercise significant influence, the Company records them at cost, less impairment, plus/minus subsequent observable price changes, and performs an assessment each quarter to determine whether or not a triggering event has occurred that results in changes in fair value. Collectively, these investments were not material to the Company’s consolidated financial statements as of June 30, 2026 and 2025 and are included in Other assets in the accompanying consolidated balance sheets.

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

Derivative Financial Instruments

The Company’s derivative financial instruments are recorded as either assets or liabilities on the balance sheet and measured at fair value. All derivatives are (i) designated as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge"), (ii) designated as a hedge of a forecasted transaction to manage the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge"), (iii) designated as a hedge of a net investment in certain foreign operations ("net investment hedge"), or (iv) not designated as a hedging instrument.

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

For a fair value hedge, changes in the fair value of a derivative are recorded in current-period earnings, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on unrecognized firm commitments). For a cash flow hedge, changes in the fair value of a derivative of a forecasted transaction are recorded in OCI. Gains and losses deferred in OCI are then recognized in current-period earnings when earnings are affected by the variability of cash flows of the hedged forecasted transaction. The Company also enters into foreign currency forward contracts and cross-currency swap contracts to hedge a portion of its net investment in certain foreign operations, which are designated as net investment hedges. The net gain or loss on these contracts is recorded within translation adjustments, as a component of accumulated other comprehensive loss ("AOCI") on the Company’s consolidated balance sheets, until the sale or substantially complete liquidation of the underlying assets of the Company’s investment. For derivative instruments, such as foreign currency forward contracts or option contracts, not designated as hedging instruments, changes in the fair value are reported in current-period earnings.

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

See Note 12 – Derivative Financial Instruments for further discussion.

Property, Plant and Equipment
Property, plant and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are carried at cost less accumulated depreciation and amortization. Costs incurred for computer software developed or obtained for internal use are capitalized during the application development stage and expensed as incurred during the preliminary project and post-implementation stages. Costs incurred for website development are capitalized within each applicable development stage as required. Capital costs incurred while an asset is being built, including any applicable interest costs, are classified as construction in progress and are reclassified to its respective asset class when placed into service. For financial statement purposes, depreciation is provided principally on the straight-line method over the estimated useful lives of the assets ranging from 2 to 40 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lives of the respective leases or the expected useful lives of those improvements.

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

Goodwill and Other Indefinite-lived Intangible Assets

Goodwill is calculated as the excess of the cost of purchased businesses over the estimated fair value of their underlying net assets. Other indefinite-lived intangible assets consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

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
See Note 5 – Goodwill and Other Intangible Assets for further information.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets
The Company reviews long-lived assets, primarily intangible assets subject to amortization, right-of-use assets and property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances occur, a recoverability test is performed comparing projected undiscounted cash flows from the use and eventual disposition of an asset group to its carrying value. The asset group is defined as the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the projected undiscounted cash flows are less than the carrying value, then an impairment charge would be measured and recorded for the excess of the carrying value over the estimated fair value. The calculated impairment loss for an asset group only reduces the carrying amounts of the long-lived assets of the group and is allocated on a pro rata basis using the relative carrying amounts of those assets, however, the allocated impairment loss cannot reduce the carrying amount of a long-lived asset below its estimated fair value.

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
Certain of the Company’s leases contain variable lease payments for the right to use an underlying asset that vary due to changes in facts and circumstances occurring after the commencement date, other than the passage of time. Variable lease payments that are dependent on an index or rate (e.g., Consumer Price Index) are included in the initial measurement of the lease liability, the initial measurement of the ROU asset, and the lease classification test based on the index or rate as of the commencement date. Any changes from the commencement date estimation of the index- and rate-based variable payments are expensed as incurred in the period of the change. Variable lease payments that are not known at the commencement date and are determinable based on the performance or use of the underlying asset, are not included in the initial measurement of the lease liability or the ROU asset, but instead are expensed as incurred. The Company’s variable lease payments primarily include rents based on a percentage of sales in excess of stipulated levels, common area maintenance and real estate taxes based on the percentage of the total square footage leased by the Company, as well as variable costs relating to embedded leases, such as third-party manufacturing and logistics agreements.
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
See Note 6 – Leases for further information.

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

The Company’s largest customer for the year ended June 30, 2026 sells products primarily in China travel retail. This customer accounted for $161 million, or 10%, and $97 million, or 7%, of the Company's accounts receivable at June 30, 2026 and 2025, respectively.

Revenue Recognition

Performance Obligations

The Company recognizes revenue at a point in time when it satisfies a performance obligation by transferring control over a product and other promised goods and services to a customer.

The Company sells wholesale to customers in distribution channels that include department stores, travel retail, specialty-multi retailers, perfumeries and pharmacies, salons/spas and through various online sites operated by authorized retailers, including pure-play sites. The primary performance obligation related to these channels of distribution is product sales where revenue is recognized as control of the product transfers to the customer. In the Americas region, revenue is generally recognized at the time the product is made available and provided to the customer’s carrier at the Company’s location, and in the Europe, the United Kingdom and Ireland and Emerging Markets, Asia/Pacific and Mainland China regions, revenue is generally recognized based upon the customer’s receipt. The Company has certain arrangements with customers whereby it is responsible for shipping and handling through the named place of destination, which occurs after the customer has obtained control. As a result, the Company has made a policy election that permits the Company to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. For these arrangements, the Company accrues all shipping and handling expenses related to the shipped products in the period that the revenue is recognized.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company offers a number of different loyalty programs to its customers across brands, regions and distribution channels including points-based programs, tier-based programs and other programs. Revenue is allocated between the saleable product and the material right loyalty obligations based on relative standalone selling prices when the consumer purchases the products that are earning them the right to the future benefits. Deferred revenue related to the Company’s loyalty programs is estimated based on the standalone selling price and is adjusted for an estimated breakage factor. Standalone selling price is determined primarily using the observable market price of the good or service benefit if it is sold by the Company or a cost plus margin approach for goods/services not directly sold by the Company. Breakage rates consider historical patterns of redemption and/or expiration. Revenue is recognized when the benefits are redeemed or expire.

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

Product Returns, Sales Incentives and Other Forms of Variable Consideration

In measuring revenue and determining the consideration the Company is entitled to as part of a contract with a customer, the Company takes into account the related elements of variable consideration. Such elements of variable consideration include product returns and sales incentives, such as volume rebates and discounts, markdowns, margin adjustments and early-payment discounts. The Company also enters into arrangements containing other forms of variable consideration and makes payments to certain of its customers related to demonstration, advertising and counter construction. These activities may be arranged either with unrelated third parties or in conjunction with the customer. To the extent the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, the Company’s share of the demonstration and advertising costs of these transactions (regardless of to whom they were paid) are reflected in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss), and for counter construction, the costs are capitalized into property, plant and equipment and depreciated over their useful lives into Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss). When the Company does not receive a distinct good or service or for which the Company cannot reasonably estimate the fair value of the good or service in these types of arrangements, the consideration payable to the customer is recorded as an adjustment to revenue at the later of when (i) the Company recognizes revenue for the transfer of the related goods or services to the customer, or (ii) the Company pays, or promises to pay, the consideration.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
See Note 14 – Revenue Recognition for further discussion and revenue disaggregated by geographic region. For revenue disaggregated by product category, see Note 23 – Segment Data and Related Information.

Royalty Revenue - License Arrangements

The Company has license arrangements for the license of the TOM FORD trademark to the Marcolin Group (“Marcolin”) for eyewear and Ermenegildo Zegna N.V. (“Zegna”) for fashionwear, which represents a revenue-generating activity in the ordinary course of business for the Company.

The Company’s performance obligation is to license the TOM FORD trademark to Marcolin and to Zegna, which grants them the right to access the symbolic intellectual property. The licensing arrangements stipulate that licensees must pay a sales-based royalty, with a guaranteed minimum, to the Company. The Company satisfies its performance obligation over the license period as it fulfills its promise to grant the licensees rights to use and benefit from the intellectual property, as well as maintain the intellectual property. As such, revenue for both the Marcolin and Zegna arrangements is recognized over time. Royalty payments are collected on a quarterly basis. The Company expects the guaranteed minimum royalty amounts to be exceeded and, as a result, sales-based royalties will be recognized in the period in which the sales occur. The upfront payment received from Marcolin in connection with the license arrangement is recognized on a straight-line basis over the estimated economic life of the license.

See Note 14 – Revenue Recognition for further information regarding the revenue recognition impacts.

Advertising and Promotion

Global net advertising, marketing, promotion and product development expenses of $3,726 million, $3,643 million and $3,657 million in fiscal 2026, 2025 and 2024, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss) and are expensed as incurred. The cost of certain promotional products, including samples and testers, are classified within Cost of sales in the accompanying consolidated statements of earnings (loss).
Research and Development
Research and development expenses of $278 million, $316 million and $360 million in fiscal 2026, 2025 and 2024, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss) and are expensed as incurred.
Shipping and Handling
Shipping and handling expenses of $731 million, $729 million and $792 million in fiscal 2026, 2025 and 2024, respectively, are recorded in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss) and include distribution center costs, promotional shipping costs, third-party logistics costs and outbound freight.
Royalty Fees - License Arrangements
The Company’s license agreements where it is the licensee provide the Company with worldwide rights to manufacture, market and sell beauty and beauty-related products (or particular categories thereof) using the licensors’ trademarks. The Company's current license arrangements have an initial term of approximately 5 years to 10 years, and are renewable subject to the Company’s compliance with the license agreement provisions. As of June 30, 2026, the remaining terms considering available renewal periods range from 4 years to 24 years. Under each license, the Company is required to pay royalties to the licensor, at least annually, based on net sales to third parties.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The Company records stock-based compensation, measured at the fair value of the awards that are ultimately expected to vest, as an expense in the consolidated financial statements, net of estimated forfeitures. All excess tax deficiencies and tax benefits related to stock-based compensation awards are recorded as income tax expense or benefit in the accompanying consolidated statements of earnings (loss).
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
The Company provides uncertain tax position reserves for U.S. federal, state, local and foreign tax exposures relating to periods subject to audit. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate. The Company assesses its tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances, and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a tax authority that has full knowledge of all relevant information. For those tax positions where it is more-likely-than-not that a tax benefit will not be sustained, no tax benefit has been recognized in the consolidated financial statements. The Company classifies applicable interest and penalties as a component of the provision for income taxes. Although the outcome relating to these exposures is uncertain, in management’s opinion adequate provisions for income taxes have been made for estimable potential liabilities emanating from these exposures. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s consolidated net earnings (loss).
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a result of this redemption feature, the Company recorded redeemable noncontrolling interest, at its acquisition‑date fair value, that was classified as mezzanine equity in the accompanying consolidated balance sheets. Noncontrolling interest is adjusted each reporting period for income attributable to the noncontrolling interest. Each reporting period, an adjustment, if any, is then recorded to adjust the noncontrolling interest to the higher of either the redemption value, assuming it was redeemable at the reporting date, or its carrying value. If and when applicable, these adjustments are recorded in Paid-in capital and are not reflected in the accompanying consolidated statements of earnings (loss). In addition, based on the Company's policy election, if the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, an adjustment is recorded in Retained earnings and the Company will adjust Net earnings (loss) attributable to The Estée Lauder Companies Inc. as required by the two-class method when calculating net earnings per common share. Prior to May 31, 2024, the fair value of the noncontrolling interest per share was calculated by incorporating significant assumptions including the starting equity value, revenue growth rates and earnings before interest, taxes, depreciation and amortization (“EBITDA”) and the following key assumptions into the Monte Carlo method: risk-free rate, term to mid of last twelve-month period, operating leverage adjustment, net sales discount rate, EBITDA discount rate, EBITDA volatility and net sales volatility. The Company was not required to record any adjustments, as described above.
On May 31, 2024, the Company purchased the remaining interest of approximately 24% on a fully diluted basis in DECIEM at a contractually calculated amount pursuant to the terms of the net Put (Call) Option, which resulted in the settlement of the redeemable noncontrolling interest and DECIEM stock options for $743 million and $114 million, respectively. Transaction costs associated with the purchase were $2 million and were recorded as an adjustment to Paid-in capital. As this purchase did not result in a change in control of DECIEM, the change in ownership interest was accounted for as an equity transaction. Differences between the balance of the redeemable noncontrolling interest at the date of redemption of the remaining interests and the consideration paid were recognized in Paid-in capital in the accompanying consolidated balance sheets and are not reflected in the accompanying consolidated statements of earnings (loss). As such, any adjustments in the consideration paid will be recognized in Paid-in capital. Payments for the acquisition of redeemable noncontrolling interest, inclusive of transaction costs, are classified as financing activities and payments to settle the DECIEM stock option liability are classified within operating activities within the accompanying consolidated statements of cash flows. As of June 30, 2026, the consideration paid to acquire the remaining interest is subject to the final calculation of the purchase price pursuant to the contract. These adjustments are not expected to be material.

Recently Adopted Accounting Standards

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
The guidance also requires companies to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions including individual jurisdictions with amounts paid equal to or greater than a specified quantitative threshold. The guidance also codifies existing U.S. Securities and Exchange Commission ("SEC") rules that require companies to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign as well as income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign jurisdictions.
Effective for the Company: The guidance became effective for the Company’s fiscal year ended June 30, 2026 Form 10-K and has been applied on a retrospective basis.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impact on consolidated financial statements: The Company applied the disclosure requirements as required by the amendment. Such information is included in Note 8 – Income Taxes and Note 22 – Statement of Cash Flows.
Recently Issued Accounting Standards
FASB ASU No. 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818)

In May 2026, the FASB issued authoritative guidance establishing requirements for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. Environmental credit assets should be recognized and measured, including both initial and subsequent measurement, based on their intended use as well as how the credits are obtained. Costs for environmental credits that do not meet the asset recognition criteria are expensed as incurred. Environmental credit obligation liabilities are measured based on the carrying amount of the environmental credit owned that are considered probable of being used to settle the obligation (funded portion), with any excess liability measured based on the fair value of the environmental credits necessary to settle that portion of the liability (unfunded portion) at the reporting date, with certain exceptions. Environmental credit assets and environmental credit obligations should be presented separately within an entity’s consolidated balance sheet. Entities are required to provide several quantitative and qualitative disclosures for their environmental credits and environmental obligations in annual reporting periods.

Effective for the Company: The guidance becomes effective for the Company’s first quarter of fiscal 2029 and is applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (prior reporting periods are not recast). Early adoption is permitted as of the beginning of an annual reporting period.

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

Impact on consolidated financial statements: The Company will elect to adopt the practical expedient beginning in the first quarter of fiscal 2027 on a prospective basis. The adoption of this practical expedient is not expected to have a material impact on the Company's consolidated financial statements.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORY AND PROMOTIONAL MERCHANDISE
Inventory and promotional merchandise consists of the following:

	June 30,
(In millions)	2026	2025
Raw materials	$581	$631
Work in process	241	283
Finished goods	1,017	996
Promotional merchandise	160	164
Total inventory and promotional merchandise	$1,999	$2,074

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	June 30,
($ in millions)	2026	2025
Assets (Useful Life)
Land and improvements(1)	$71	$75
Buildings and improvements (10 to 40 years)	1,010	1,057
Machinery and equipment (3 to 20 years)	1,391	1,429
Computer hardware and software (2 to 10 years)	2,098	1,926
Furniture and fixtures (5 to 10 years)	142	145
Leasehold improvements	2,687	2,631
Construction in progress	263	462
Total property, plant and equipment, gross	7,662	7,725
Less accumulated depreciation and amortization	(4,857)	(4,553)
Total property, plant and equipment, net	$2,805	$3,172
(1) Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $708 million, $684 million and $663 million in fiscal 2026, 2025 and 2024, respectively. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, accelerated depreciation and amortization related to the restructuring component of the Profit Recovery and Growth Plan is included in Restructuring and other charges and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company assigns goodwill at the time of acquisition to a reporting unit, which is one level below the Company's operating segments. The skin care, makeup, fragrance and hair care product categories are the Company's operating segments.
The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2024
Goodwill	$1,612	$1,116	$253	$353	$3,334
Accumulated impairments	(429)	(732)	(30)	—	(1,191)
	1,183	384	223	353	2,143

Impairment charges	—	(13)	—	—	(13)
Translation adjustments, goodwill	4	—	7	—	11
Translation adjustments, accumulated impairments	(6)	—	—	—	(6)
	(2)	(13)	7	—	(8)

Balance as of June 30, 2025
Goodwill	1,616	1,116	260	353	3,345
Accumulated impairments	(435)	(745)	(30)	—	(1,210)
	1,181	371	230	353	2,135

Goodwill acquired during the year	—	—	13	—	13
Translation adjustments, goodwill	(73)	—	(2)	—	(75)
Translation adjustments, accumulated impairments	34	—	—	—	34
	(39)	—	11	—	(28)

Balance as of June 30, 2026
Goodwill	1,543	1,116	271	353	3,283
Accumulated impairments	(401)	(745)	(30)	—	(1,176)
Total goodwill	$1,142	$371	$241	$353	$2,107

Other Intangible Assets
Other intangible assets primarily include trademarks and customer lists, as well as patents, resulting from or related to businesses and assets purchased by the Company. Indefinite-lived intangible assets (e.g., trademarks) are not subject to amortization and are assessed at least annually for impairment as of the beginning of the fiscal fourth quarter or more frequently if certain events or circumstances exist. Definite-lived intangible assets (e.g., customer lists) are amortized on a straight-line basis over their expected period of benefit, approximately 7 years to 14 years. The costs incurred and expensed by the Company to extend or renew the term of acquired intangible assets during fiscal 2026, 2025 and 2024 were not material to the Company’s consolidated statements of earnings (loss).

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other intangible assets consist of the following:

	June 30, 2026			June 30, 2025
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,870	$1,372	$498	$1,984	$1,348	$636
Non-amortizable intangible assets:
Trademarks			3,081			3,123
Total other intangible assets, net			$3,579			$3,759

The aggregate amortization expense related to amortizable intangible assets for fiscal 2026, 2025 and 2024 was $105 million, $131 million and $144 million, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is as follows:

	Fiscal
(In millions)	2027	2028	2029	2030	2031
Estimated aggregate amortization expense	$86	$69	$67	$65	$48

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
(2)The carrying values of the trademark intangible assets, immediately subsequent to the impairment charges, are equal to their estimated fair values. The carrying values as of June 30, 2025 are consistent with the carrying values at the fair value measurement date, with the exception of the impact of foreign currency translation for Dr.Jart+.
(3)The carrying value of the Dr.Jart+ asset group, immediately subsequent to the customer list impairment charge, was equal to its estimated fair value.

The impairment charge related to the TOM FORD trademark intangible asset of $773 million was reflected in the fragrance, makeup and other product categories of $549 million, $170 million and $54 million, respectively. The trademark and goodwill impairment charges related to Too Faced were reflected in the makeup product category. The trademark and customer list impairment charges related to Dr.Jart+ were reflected in the skin care product category. The aggregate trademark and customer list impairment charges are recorded in the Impairment of other intangible assets line item in the accompanying consolidated statements of earnings (loss).

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the impairment charges for the twelve months ended June 30, 2024 and the remaining trademark and goodwill carrying values as of June 30, 2024 are as follows:

		Impairment Charges(1)		Carrying Value
(In millions)		Twelve Months Ended June 30, 2024		As of June 30, 2024
Brand/Reporting Unit	Geographic Region	Trademark	Goodwill	Trademark(2)	Goodwill
Dr.Jart+	Asia/Pacific	$180	$291	$129	$—
(1) The date of the fair value measurement for the Dr.Jart+ reporting unit and trademark intangible asset was April 1, 2024.
(2) The carrying value of the trademark intangible asset, immediately subsequent to the impairment charge, is equal to its estimated fair value. The carrying value as of June 30, 2024 is consistent with the carrying value at the fair value measurement date, with the exception of the impact of foreign currency translation.

The impairment charges for the twelve months ended June 30, 2024 were reflected in the skin care product category.

NOTE 6 – LEASES
The Company has operating and finance leases primarily for real estate properties, including corporate offices, facilities to support the Company’s manufacturing, assembly, research and development and distribution operations and retail stores, as well as information technology equipment, automobiles and office equipment, with remaining terms of approximately 1 year to 54 years. Some of the Company’s lease contracts include options at commencement to extend the leases for up to 30 years, while others include options to terminate the leases within 25 years.
A summary of total lease costs and other information relating to the Company’s finance and operating leases is as follows:

	June 30,
($ in millions)	2026	2025	2024
Total lease cost
Finance lease cost:
Amortization of right-of-use assets	$6	$9	$11
Interest on lease liabilities	—	—	—
Operating lease cost	520	496	458
Short-term lease cost	40	32	45
Variable lease cost	234	252	227
Total	$800	$789	$741
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3	$5	$10
Operating cash flows from operating leases	$505	$515	$489
Right-of-use assets obtained in exchange for new finance lease liabilities	$1	$—	$1
Right-of-use assets obtained in exchange for new operating lease liabilities	$293	$537	$466

Weighted-average remaining lease term – finance leases	16 years	16 years	16 years
Weighted-average remaining lease term – operating leases	8 years	8 years	9 years
Weighted-average discount rate – finance leases	0.2%	0.2%	0.3%
Weighted-average discount rate – operating leases	3.0%	2.8%	2.8%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total future minimum lease payments, over the remaining lease term, relating to the Company’s operating and finance leases for each of the next five fiscal years and thereafter is as follows:

(In millions)	Operating Leases	Finance Leases
Fiscal 2027	$447	$3
Fiscal 2028	350	2
Fiscal 2029	264	2
Fiscal 2030	209	2
Fiscal 2031	176	2
Thereafter	735	17
Total future minimum lease payments	2,181	28
Less imputed interest	(241)	—
Total	$1,940	$28
Operating and finance lease liabilities included in the consolidated balance sheet are as follows:

	June 30,
	2026		2025
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Total current liabilities	$399	$3	$406	$3
Total noncurrent liabilities	1,541	25	1,744	28
Total	$1,940	$28	$2,150	$31
The ROU assets and lease liabilities related to finance leases are included in Other assets and in Current debt and Long-term debt, respectively, in the accompanying consolidated balance sheets as of June 30, 2026 and 2025.
NOTE 7 – CHARGES ASSOCIATED WITH RESTRUCTURING AND OTHER ACTIVITIES
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
In connection with the restructuring program, the Company estimated a net reduction in the range of approximately 1,800 to 3,000 positions globally. This reduction took into account the elimination of some positions as well as retraining and redeployment of certain employees in select areas.

The Company planned to substantially complete specific initiatives under the restructuring program through fiscal 2026, and expected that the restructuring program would result in restructuring and other charges totaling between $500 million and $700 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After reviewing additional potential initiatives and the progress of previously approved initiatives, on February 3, 2025, the Company committed to the expansion of the PRGP, including an expansion of the restructuring program, with updated ranges of net reductions in positions globally and expected restructuring and other charges, as discussed below.

The expansion of the overall PRGP is focused on three key areas: (i) adopt a more competitive approach to procurement, a key pillar of savings, by further consolidating spending and strategically re-evaluating key supplier relationships; (ii) further improve efficiencies within our supply chain network through a zero-waste approach, aiming to improve demand forecasting and innovation planning to minimize excess inventory and product destruction; and (iii) outsource select services to proven global partners.

The expanded component of the restructuring program, as noted above, began during the Company’s fiscal 2025 third quarter with all initiatives expected to be approved by the end of fiscal 2026, with specific initiatives under the expanded component of the restructuring program expected to be substantially completed by the end of fiscal 2027. The focus of the overall expanded restructuring program (now, collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas, (ii) simplification and acceleration of processes, (iii) outsourcing of select services and (iv) evolution of go-to-market footprint and selling models.

As of June 30, 2026, approvals under the Restructuring Program concluded, and by the end of fiscal 2027, the cumulative approved initiatives are expected to be substantially completed.

In connection with the Restructuring Program, the Company had initially expected a net reduction in the range of approximately 5,800 to 7,000 positions globally, which was updated during fiscal 2026 to a range of 9,000 to 10,000. Based on the total approved initiatives, as of June 30 2026, the Company estimates a final net reduction of approximately 10,000 positions globally. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

The Company had initially expected that the Restructuring Program would result in restructuring and other charges totaling between $1,200 million and $1,600 million, before taxes, which was updated during fiscal 2026 to a range of $1,500 million and $1,700 million. Based on the total approved initiatives, as of June 30, 2026, the Company now estimates total restructuring and other charges of $1,748 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives, which other than the non-cash charges, have been funded from cash provided by operations for initiatives implemented to date, and for the remaining initiatives are expected to result in future cash expenditures funded from cash provided by operations.

Restructuring Program Approvals

Cumulative charges for initiatives approved by the Company in connection with the Restructuring Program as of June 30, 2026 were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges Approved
Fiscal 2024	$—	$—	$109	$78	$187
Fiscal 2025	4	10	443	36	493
Fiscal 2026	39	5	760	264	1,068
Cumulative charges approved through June 30, 2026	$43	$15	$1,312	$378	$1,748
Included in the above table, cumulative restructuring charges for initiatives approved by the Company in connection with the Restructuring Program as of June 30, 2026, by major cost type, were:

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges Approved
Fiscal 2024	$93	$7	$—	$9	$109
Fiscal 2025	419	7	3	14	443
Fiscal 2026	532	182	25	21	760
Cumulative charges approved through June 30, 2026	$1,044	$196	$28	$44	$1,312
Specific actions taken since the Restructuring Program inception include:
•Enterprise Business Services – The Company approved initiatives in connection with the transformation of its global operating model to (i) consolidate certain service providers, (ii) expand outsourced services, and (iii) redesign and standardize the related end-to-end business processes, leveraging advanced technology to improve productivity. These actions will primarily result in other charges, including professional services related to the design, implementation and execution of the initiative. These charges include transition and transformation support, process design, and costs to support the global project management office for this initiative. These actions will also result in employee severance through a net reduction in workforce and contract termination charges.
•Value Chain Optimization – The Company approved initiatives to reduce spans and layers, as well as right-size organizational capabilities and facilities within its supply chain and research and development functions and networks. These actions will primarily result in employee severance through a net reduction in workforce, as well as asset-related costs and costs to decommission and relocate activities.
•Enabling Function Re-Invention – The Company approved initiatives to reorganize and right-size various corporate functions. Additionally, as a result of the reorganization and right-sizing of various areas of the organization as previously approved under the Restructuring Program, the Company approved initiatives to exit office leases. These activities will primarily result in employee severance through a net reduction in workforce and asset-related costs.
•Future of Brand-led Model – The Company approved initiatives to reorganize and simplify its global marketing and creative operating model, as well as redesign spans and layers in its marketing, creative and other functions within the brand and product category structures to make them leaner, faster and more agile and drive greater efficiency and effectiveness. These activities will primarily result in employee severance through a net reduction in workforce.
•Go-to-Market Operating Model Acceleration – The Company approved initiatives to optimize and right-size the organizational structure within its geographic regions to drive greater efficiency and effectiveness. Additionally, initiatives were approved to reorganize and optimize the selling model within its geographic regions, and to right-size select brand organizations, given its strategic focus on accelerating best-in-class consumer coverage, including its evolution toward high-growth channels, and the constant evaluation of its brand portfolio. These activities will result in employee severance through a net reduction in workforce, costs associated with sales returns and inventory write-offs, as well as asset-related costs.
•Digital Organization Transformation – The Company approved initiatives to reorganize and right-size its technology functions, which support its internal enterprise operations and commercial capabilities in order to create a leaner, more efficient and more agile organization. Additionally, initiatives were approved to modernize the Company's direct-to-consumer digital technology infrastructure to deliver best-in-class omnichannel consumer experiences. These activities will primarily result in employee severance through a net reduction in workforce, as well as asset-related costs.

Once the relevant accounting criteria have been met, the Company expects to record cumulative restructuring and other charges of approximately $1,748 million (before tax) in connection with these initiatives, which other than the non-cash charges, have been funded from cash provided by operations for initiatives implemented to date, and for the remaining initiatives, are expected to result in future cash expenditures funded from cash provided by operations.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.
Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Fiscal 2024	$—	$—	$92	$23	$115
Fiscal 2025	—	9	432	54	495
Fiscal 2026	13	(2)	608	205	824
Cumulative charges through June 30, 2026	$13	$7	$1,132	$282	$1,434

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges
Fiscal 2024	$90	$2	$—	$—	$92
Fiscal 2025	413	11	3	5	432
Fiscal 2026	514	64	22	8	608
Cumulative charges through June 30, 2026	$1,017	$77	$25	$13	$1,132
Changes in accrued restructuring charges from the Restructuring Program inception through June 30, 2026 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Charges	$90	$2	$—	$—	$92
Cash payments	—	—	—	—	—
Non-cash asset-related costs	—	(2)	—	—	(2)
Translation and other adjustments	(2)	—	—	—	(2)
Balance at June 30, 2024	88	—	—	—	88

Charges	413	11	3	5	432
Cash payments	(126)	—	(1)	(5)	(132)
Non-cash asset-related costs	—	(11)	—	—	(11)
Translation and other adjustments	(6)	—	—	—	(6)
Balance at June 30, 2025	369	—	2	—	371

Charges	514	64	22	8	608
Cash payments	(261)	(5)	(2)	(7)	(275)
Non-cash asset-related costs	—	(59)	—	—	(59)
Translation and other adjustments	(14)	—	1	—	(13)
Balance at June 30, 2026	$608	$—	$23	$1	$632
Accrued restructuring charges at June 30, 2026 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $530 million, $85 million, and $17 million for fiscal 2027, 2028, and 2029, respectively.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 – INCOME TAXES

The provision for income taxes is comprised of the following:

	Year Ended June 30,
(In millions)	2026	2025	2024
Current:
Federal	$176	$149	$185
Foreign	309	323	426
State and local	14	17	17
Total current provision for income taxes	499	489	628
Deferred:
Federal	(66)	(235)	(147)
Foreign	(83)	(146)	(111)
State and local	(15)	(15)	(7)
Total deferred benefit for income taxes	(164)	(396)	(265)
Total provision for income taxes	$335	$93	$363

Earnings (loss) before income taxes from the Company’s operations in the United States were $117 million, $(1,813) million and $(575) million for fiscal years 2026, 2025 and 2024, respectively. Earnings before income taxes from the Company’s foreign operations were $400 million, $773 million and $1,347 million for fiscal 2026, 2025 and 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the "TCJA"), modifications to the international tax framework and the restoration of certain business tax provisions. The legislation has multiple effective dates, with certain provisions becoming effective in fiscal 2026. The most impactful provision effective beginning in fiscal 2026 relates to the expansion of the business interest expense deduction limitation. The resulting increase in tax deductible interest expense reduced U.S. taxable income and increased the excess U.S. foreign tax credits generated which require a valuation allowance. The unfavorable impact of the One Big Beautiful Bill Act for fiscal 2026 was $52 million.

In December 2021, the Organization for Economic Cooperation and Development issued "Pillar Two" Global Anti-Base Erosion model rules for countries to enact into domestic law that would establish a 15% global minimum tax applied on a country-by-country basis for multinational companies. In certain countries that have enacted legislation incorporating the global minimum tax, it became effective for the Company at the beginning of fiscal 2025. The estimated tax impact of such legislation has been included in the provision for income taxes for the fiscal years ended June 30, 2026 and 2025 and was not material.

On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner. The decision related to the TCJA deduction for certain deemed foreign dividends otherwise subject to the Transition Tax on unrepatriated earnings of applicable foreign subsidiaries. Based on the Company's evaluation of the technical merits of this decision, in fiscal 2025 the Company filed a protective refund claim with the U.S. Internal Revenue Service. Since the Company believed it was more-likely-than-not that such income tax benefit would not be sustained, the Company accrued a $73 million estimated tax benefit in the provision for income taxes in fiscal 2025, offset by an uncertain tax position reserve for the estimated $73 million Transition Tax at issue. As a result, there was no net impact to the provision for income taxes and accompanying consolidated statement of earnings (loss), or to the accompanying consolidated balance sheet as of and for the year ended June 30, 2025. On April 8, 2026, the U.S. Tax Court issued its second opinion in Varian Medical Systems v. Commissioner (“Varian Two”). In Varian Two, the U.S. Tax Court concluded that the TCJA deduction for certain deemed foreign dividends is limited to directly owned foreign subsidiaries while also clarifying the manner of calculating the impact of the allowable deduction on U.S. foreign tax credits. Following its evaluation of the technical merits of Varian Two, the Company has maintained its $73 million protective refund claim and continues to believe, based on the information available as of June 30, 2026, that it is more likely than not that such claim will not be sustained, and as such has not adjusted the previously recorded uncertain tax position reserve for the $73 million income tax benefit as of June 30, 2026.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the U.S. federal statutory income tax rate to the Company’s actual effective tax rate on earnings (loss) before income taxes, including the primary components, is as follows:

	Year Ended June 30,
	2026		2025(1)(2)		2024
($ in millions)	$	%	$	%	$	%
Provision (benefit) for income taxes at statutory rate	$109	21.0%	$(218)	21.0%	$162	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax effect(3)	(1)	(0.2)	1	(0.1)	(2)	(0.3)
Foreign tax effects
China
Statutory income tax rate differential	14	2.7	13	(1.2)	22	2.8
Withholding tax	68	13.2	54	(5.2)	63	8.2
Other	3	0.6	3	(0.3)	3	0.4
Korea
Statutory income tax rate differential	—	—	(2)	0.2	(10)	(1.3)
Withholding tax	9	1.7	9	(0.9)	13	1.7
Nondeductible goodwill impairment	—	—	—	—	61	7.9
Other	2	0.4	(6)	0.6	6	0.8
Switzerland
Statutory income tax rate differential	(17)	(3.3)	(35)	3.4	(62)	(8.0)
Local income tax	7	1.4	14	(1.3)	8	1.0
Other	3	0.6	5	(0.5)	3	0.4
All other foreign jurisdictions(4)	134	25.9	82	(7.9)	135	17.4
Effects of cross-border tax laws
Global intangible low-tax income (GILTI)	18	3.5	27	(2.6)	41	5.3
Subpart F income	(21)	(4.1)	35	(3.4)	58	7.5
Foreign derived intangible income (FDII)	(25)	(4.8)	—	—	—	—
Branch income	14	2.7	19	(1.8)	26	3.4
U.S. foreign tax credits (FTCs)	(72)	(13.9)	(132)	12.7	(191)	(24.7)
Tax credits
Research & development tax credit	(9)	(1.7)	(13)	1.3	(17)	(2.2)
Changes in valuation allowances	31	6.0	188	(18.1)	25	3.2
Nontaxable or nondeductible items
Stock-based compensation - excess tax provision expense	15	2.9	31	(3.0)	16	2.1
Other	10	1.9	8	(0.8)	6	0.8
Changes in unrecognized tax benefits	39	7.5	7	(0.7)	4	0.5
Other adjustments	4	0.8	3	(0.3)	(7)	(0.9)
Effective tax rate	$335	64.8%	$93	(8.9)%	$363	47.0%

(1)In fiscal 2025, as a result of the loss before income taxes, all reconciling items to the effective tax rate that are income tax expenses are presented as decreases to the rate, and all reconciling items that are income tax benefits are presented as increases to the rate. Amounts presented as increases from the U.S. federal statutory income tax benefit are expenses and decreases are benefits.
(2)For fiscal 2025, the reconciling items between the Company's U.S. federal statutory income tax rate and the Company's actual effective tax rate were materially impacted by the decrease in earnings before income taxes from fiscal 2024 to fiscal 2025.
(3)For fiscal 2026 state income taxes in California and Oklahoma make up greater than 50% of the tax effect in this line item. For fiscal 2025 state income taxes in California, Massachusetts, North Carolina, and Texas make up greater than 50% of the tax effect in this line item. For fiscal 2024 state income taxes in California and Maryland make up greater than 50% of the tax effect in this line item.
(4)This line item includes the impact of foreign valuation allowances of approximately $26 million, $16 million and $(1) million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized $21 million, $35 million and $23 million of income tax expense for U.S. and foreign tax deficiencies associated with stock-based compensation for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, in the accompanying consolidated statements of earnings (loss).
The Company has approximately $4,220 million of undistributed earnings of foreign subsidiaries as of June 30, 2026, a portion of which is considered permanently reinvested for which no deferred income taxes have been provided. If these reinvested earnings were repatriated into the United States as dividends, the Company would be subject to approximately $91 million in taxes, primarily related to foreign withholding taxes as well as additional state and local income taxes.
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	June 30,
(In millions)	2026	2025
Deferred tax assets:
Compensation-related expenses	$226	$201
Inventory	94	101
Retirement benefit obligations	21	45
Various accruals not currently deductible	430	340
Net operating loss, credit and other carryforwards	621	615
Unrecognized state tax benefits and accrued interest	10	11
Lease liabilities	482	511
Research-related expenses	283	276
Other differences between tax and financial statement values	60	120
	2,227	2,220
Valuation allowance for deferred tax assets	(525)	(454)
Total deferred tax assets	1,702	1,766

Deferred tax liabilities:
Fixed assets and intangibles	(236)	(353)
ROU assets	(413)	(464)
Other differences between tax and financial statement values	(27)	(36)
Total deferred tax liabilities	(676)	(853)
Total net deferred tax assets	$1,026	$913

As of June 30, 2026, the Company had net deferred tax assets of $1,026 million, of which $1,427 million is included in Other assets and $401 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets. As of June 30, 2025, the Company had net deferred tax assets of $913 million, of which $1,339 million is included in Other assets and $426 million is included in Other noncurrent liabilities in the accompanying consolidated balance sheets.

As of June 30, 2026 and 2025, certain subsidiaries had $1,013 million and $972 million of foreign net operating loss carryforwards, respectively, the tax effect of which was $219 million and $213 million, respectively, as well as U.S. federal tax credit carryforwards of $178 million and $172 million, respectively, and state and local income tax credit carryforwards of $14 million and $11 million, respectively. With the exception of $588 million of net operating losses with an indefinite carryforward period as of June 30, 2026, these net operating loss carryforwards expire at various dates through fiscal 2039. The state and local income tax credit carryforwards will begin to expire in fiscal 2029.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has recorded a valuation allowance of $525 million and $454 million as of June 30, 2026 and 2025, respectively, principally against certain net operating loss carryforwards and tax credit carryforwards. A valuation allowance has been provided for those deferred tax assets for which, in the opinion of management, it is more-likely-than-not that the deferred tax assets will not be realized. During fiscal 2025, the Company established a U.S. valuation allowance of $172 million against general U.S. foreign tax credit and research and development tax credit carryforwards as it was determined more-likely-than-not that these deferred tax assets would not be realized. This determination was driven by the Company's weighing of relevant evidence including lower U.S. taxable income in fiscal 2025 as compared to recent years, reflecting reduced income from its travel retail business, and the resulting uncertainty about the ability to realize the carryforwards prior to expiration.

As of June 30, 2026, 2025 and 2024, the Company had gross unrecognized tax benefits of $174 million, $140 million, and $65 million, respectively. At June 30, 2026, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $167 million. The increase in the gross amount of unrecognized tax benefits as of June 30, 2026 as compared to June 30, 2025 was primarily attributable to having established uncertain tax position reserves arising from transfer pricing matters impacting multiple tax jurisdictions.

The Company classifies applicable interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The total gross accrued interest and penalty expense recorded during fiscal 2026, 2025 and 2024 in the accompanying consolidated statements of earnings (loss) was $3 million, $2 million and $3 million, respectively. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at June 30, 2026 and 2025 was $22 million and $19 million, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	June 30,
(In millions)	2026	2025	2024
Balance of gross unrecognized tax benefits, beginning of year	$140	$65	$63
Gross amounts of increases as a result of tax positions taken during a prior period	18	83	4
Gross amounts of decreases as a result of tax positions taken during a prior period	(11)	(9)	(4)
Gross amounts of increases as a result of tax positions taken during the current period	35	7	5
Amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	(4)	(2)	(1)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(4)	(4)	(2)
Balance of gross unrecognized tax benefits, end of year	$174	$140	$65

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

During the fiscal 2026 second quarter, the Company received notification of the formal conclusion of the compliance process with respect to its fiscal 2024 income tax return under the IRS CAP, which had no impact on the Company’s consolidated financial statements for the year ended June 30, 2026.

Subsequent to June 30, 2026, the IRS completed its examination procedures with respect to fiscal 2025 under the IRS CAP, and the Company expects to receive formal notification during fiscal 2027. There was no impact to the Company’s consolidated financial statements. As of June 30, 2026, the compliance process was ongoing with respect to fiscal 2026.

The Company is currently undergoing income tax examinations and controversies in several state, local and foreign jurisdictions. These matters are in various stages of completion and involve complex multi-jurisdictional issues common among multinational enterprises, including transfer pricing, which may require an extended period of time for resolution.

During fiscal 2026, the Company concluded various state, local and foreign income tax audits and examinations while several other matters, including those noted above, were initiated or remained pending.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tax years subject to examination vary depending on the tax jurisdiction. As of June 30, 2026, the following tax years remain subject to examination by the major tax jurisdictions indicated:

Major Jurisdiction	Open Fiscal Years
Belgium	2020 – 2026
Canada	2023 – 2026
China	2023 – 2026
France	2022 – 2026
Germany	2017 – 2026
Hong Kong	2020 – 2026
India	2016 – 2018, 2020 – 2026
Italy	2021 – 2026
Japan	2021 – 2026
Korea	2021 – 2026
Spain	2018 – 2019, 2026
Switzerland	2024 – 2026
United Kingdom	2022 – 2026
United States	2025 – 2026
State of California	2020 – 2026
State and City of New York	2019 – 2026

The Company is also subject to income tax examinations in numerous other state, local and foreign jurisdictions. The Company believes that its income tax reserves are adequate for all years subject to examination.

NOTE 9 – SUPPLIER FINANCE PROGRAMS

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
Changes in outstanding obligations confirmed as valid under the Company's supplier finance programs are as follows:

	June 30,
(In millions)	2026	2025
Confirmed obligations outstanding, beginning of year	$82	$58
Invoices confirmed during the year	404	402
Confirmed invoices paid during the year	(400)	(379)
Translation adjustments	1	1
Confirmed obligations outstanding, end of year	$87	$82

Confirmed obligations outstanding as of June 30, 2026 and 2025 are included in Accounts payable in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30,
(In millions)	2026	2025
Accrued employee compensation	$697	$551
Accrued income taxes	205	282
Accrued payroll and other non-income taxes	328	307
Accrued restructuring	531	279
Accrued sales incentives	338	321
Accrued selling, advertising, marketing, promotion and product development	276	287
Deferred revenue	282	314
Other	1,094	1,188
Total other accrued liabilities	$3,751	$3,529

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – DEBT
The Company’s current and long-term debt and available financing consist of the following:

	Debt at June 30,		Available financing at June 30, 2026
(In millions)	2026	2025	Committed	Uncommitted
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes")	$591	$591	$—	$—
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”)	637	637	—	—
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”)	495	494	—	—
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”)	454	454	—	—
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”)	247	247	—	—
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”)	296	296	—	—
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes")	625	644	—	—
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”)	198	198	—	—
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes")	696	696	—	—
1.950% Senior Notes, due March 15, 2031 (“2031 Senior Notes”)	565	563	—	—
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes")	630	625	—	—
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”)	646	645	—	—
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes")	698	697	—	—
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”)	500	499	—	—
Commercial paper	—	—	—	2,500
Other current borrowings	—	—	—	178
Other long-term borrowings	28	31	—	—
Revolving credit facilities	—	—	3,500	—
	7,306	7,317	$3,500	$2,678
Less current debt including current maturities	(503)	(3)
	$6,803	$7,314

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026, the Company’s long-term debt consisted of the following:

Notes(1)	Issue Date	Price	Yield	Principal	Unamortized Debt (Discount) Premium	Interest rate swap adjustments	Debt Issuance Costs	Semi-annual interest payments
($ in millions)
2053 Senior Notes	May 2023	99.455%	5.186%	$600	$(3)	$—	$(6)	May 15/November 15
2049 Senior Notes	November 2019	98.769	3.189	650	(7)	—	(6)	June 1/December 1
2047 Senior Notes(2)	February 2017	99.739	4.165	500	(1)	—	(4)	March 15/September 15
2045 Senior Notes(3)	June 2015	97.999	4.497	300	(4)	—	(3)	June 15/December 15
2045 Senior Notes(3)	May 2016	110.847	3.753	150	12	—	(1)	June 15/December 15
2042 Senior Notes	August 2012	99.567	3.724	250	(1)	—	(2)	February 15/August 15
2037 Senior Notes(4)	May 2007	98.722	6.093	300	(2)	—	(2)	May 15/November 15
2034 Senior Notes(5)(6)	February 2024	99.689	5.040	650	(2)	(20)	(3)	February 14/August 14
October 2033 Senior Notes(7)	September 2003	98.645	5.846	200	(1)	—	(1)	April 15/October 15
May 2033 Senior Notes(8)	May 2023	99.897	4.663	700	(1)	—	(3)	May 15/November 15
2031 Senior Notes(6),(9)	March 2021	99.340	2.023	600	(2)	(31)	(2)	March 15/September 15
2030 Senior Notes(6)	April 2020	99.816	2.621	700	(1)	(67)	(2)	April 15/October 15
2029 Senior Notes(10)	November 2019	99.046	2.483	650	(2)	—	(2)	June 1/December 1
2028 Senior Notes	May 2023	99.897	4.398	700	—	—	(2)	May 15/November 15
2027 Senior Notes(11)	February 2017	99.963	3.154	500	—	—	—	March 15/September 15

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
(6)The Company entered into interest rate swap agreements with a notional amount totaling $700 million, $300 million and $600 million to effectively convert the fixed rate interest on its outstanding 2030 Senior Notes, 2031 Senior Notes and 2034 Senior Notes to variable interest rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin.
(7)In May 2003, in anticipation of the issuance of the October 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $195 million at a weighted-average all-in rate of 4.53%. The treasury lock agreements were settled upon the issuance of the new debt and the Company received a payment of $15 million that is being amortized against interest expense over the life of the October 2033 Senior Notes. As a result of the treasury lock agreements, the debt discount and debt issuance costs, the effective interest rate on the October 2033 Senior Notes will be 5.395% over the life of the debt.
(8)In December 2022 and March 2023, in anticipation of the issuance of the May 2033 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $575 million at a weighted-average all-in rate of 3.57%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a loss in OCI of $5 million that is being amortized to interest expense over the life of the May 2033 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the May 2033 Senior Notes will be 4.83% over the life of the debt.
(9)In March 2020, in anticipation of the issuance of the 2031 Senior Notes, the Company entered into a series of treasury lock agreements on a notional amount totaling $200 million at a weighted-average all-in rate of 0.84%. The treasury lock agreements were settled upon the issuance of the new debt, and the Company recognized a gain in OCI of $11 million that is being amortized to interest expense over the life of the 2031 Senior Notes. As a result of the treasury lock agreements, as well as the debt discount and debt issuance costs, the effective interest rate on the 2031 Senior Notes will be 1.89% over the life of the debt.

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

In May 2026, the Company renewed its $1,000 million senior unsecured revolving credit facility (the "364-Day Facility") that was initially entered into in May 2025 and expired on May 22, 2026. The renewed 364-Day Facility expires on May 21, 2027. Up to the equivalent of $1,000 million of the 364-Day Facility is available for multi-currency loans. Interest rates on borrowings under the 364-Day Facility will be based on prevailing market interest rates in accordance with the agreement. The costs incurred to establish the 364-Day Facility were not material. The 364-Day Facility has an annual fee of $0.6 million, payable quarterly, which can fluctuate based on the Company’s current credit ratings each period. The 364-Day Facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. At June 30, 2026 and 2025, no borrowings were outstanding under the current or prior 364-Day Facility.
In December 2024, the Company repaid the outstanding principal balance of its $500 million, 2024 Senior Notes at maturity with cash from operations.
The Company maintains a $2,500 million senior unsecured revolving credit facility (the "revolving credit facility") that expires on June 7, 2029 unless extended for up to two additional years in accordance with the terms set forth in the agreement. Up to the equivalent of $750 million of the revolving credit facility is available for multi-currency loans. Interest rates on borrowings under the revolving credit facility will be based on prevailing market interest rates in accordance with the agreement. In fiscal 2026, the revolving credit facility's annual fee was $2.2 million, payable quarterly, which can fluctuate based on the Company’s credit ratings each period. The revolving credit facility contains a cross-default provision whereby a failure to pay other material financial obligations in excess of $175 million (after grace periods and absent a waiver from the lenders) would result in an event of default and the acceleration of the maturity of any outstanding debt under this facility. The revolving credit facility may be increased, at the election of the Company, by up to $500 million in accordance with the terms set forth in the agreement. At June 30, 2026 and 2025, no borrowings were outstanding under the revolving credit facility.
The Company maintains uncommitted credit facilities in various regions throughout the world. Interest rate terms for these facilities vary by region and reflect prevailing market rates for companies with strong credit ratings. During fiscal 2026 and fiscal 2025, there were no amounts outstanding.
Refer to Note 16 – Commitments and Contingencies for the Company’s projected debt service payments over the next five years as of June 30, 2026.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS
The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. At June 30, 2026, the notional amount of derivatives not designated as hedging instruments was $3,401 million.

Fair Value Hedges

The Company enters into interest rate contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At June 30, 2026, the Company has interest rate swap contracts, with notional amounts totaling $700 million, $300 million and $600 million to effectively convert the fixed rate interest on its 2030 Senior Notes, 2031 Senior Notes and 2034 Senior Notes, respectively, to variable interest rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap contracts are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap contracts are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At June 30, 2026, the Company has cross-currency swap contracts with notional amounts totaling $406 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same income statement line item as the earnings effect of the hedged transaction in the consolidated statements of earnings (loss). Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings (loss) will be recognized in AOCI.

The estimated net gain on the Company’s derivative instruments designated as fair value hedges as of June 30, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $11 million. The accumulated net gain on derivative instruments designated as fair value hedges in AOCI was $6 million and $7 million as of June 30, 2026 and 2025, respectively.

Cash Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions denominated in foreign currencies have been designated as cash flow hedges and have varying maturities through the end of June 2027. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At June 30, 2026, the Company had cash flow hedges outstanding with a notional amount totaling $1,367 million.

For foreign currency forward contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of June 30, 2026, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated net loss on the Company’s derivative instruments designated as cash flow hedges as of June 30, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $5 million. The accumulated net gain (loss) on derivative instruments designated as cash flow hedges in AOCI was $25 million and $(13) million as of June 30, 2026 and 2025, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At June 30, 2026, the Company had net investment hedges outstanding with notional amounts totaling $1,118 million.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $74 million at June 30, 2026. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
		June 30,			June 30,
(In millions)	Balance Sheet Location	2026	2025	Balance Sheet Location	2026	2025
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$29	$7	Other accrued liabilities	$24	$82
Cross-currency swap contracts(2)	Prepaid expenses and other current assets; Other assets	34	50	Other accrued liabilities	1	15
Interest rate contracts		—	—	Other accrued liabilities	118	104
Total Derivatives Designated as Hedging Instruments		63	57		143	201
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	11	25	Other accrued liabilities	23	15
Total derivatives		$74	$82		$166	$216

(1)See Note 13 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the cross-currency swap contracts at June 30, 2026 and June 30, 2025 is approximately $17 million and $40 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Loss)(1)
	June 30,		from AOCI into	June 30,
(In millions)	2026	2025	Earnings (Loss)	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$11	$(52)	Net sales	$(29)	$35
Interest rate contracts	—	—	Interest expense	2	2
Total cash flow hedges	11	(52)		(27)	37
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	13	(63)		—	—
Cross-currency swap contracts(4)	42	(15)		—	—
Total net investment hedges	55	(78)		—	—
Total derivatives	$66	$(130)		$(27)	$37

(1)The amount reclassified into the accompanying consolidated statements of earnings (loss) as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period was not material.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)During fiscal 2026 and 2025 the gain recognized in the accompanying consolidated statements of earnings (loss) from foreign currency forward contracts related to the amount excluded from effectiveness testing was $12 million and $21 million, respectively.
(4)During fiscal 2026 and 2025 the gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing was $12 million and $7 million, respectively.

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss)	June 30,
(In millions)	Recognized in Earnings (Loss) on Derivatives	2026	2025
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts(1)	Selling, general and administrative	$46	$(45)
Interest rate contracts(2)	Interest expense	$(14)	$42

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in the accompanying consolidated statements of earnings (loss) from cross-currency swap contracts related to the amount excluded from effectiveness testing in each of fiscal 2026 and 2025 was $19 million.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in the accompanying consolidated statements of earnings (loss) for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	June 30, 2026	June 30, 2026
Long-term debt	$1,472	$(118)
Intercompany debt	$—	$5
Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	June 30,
	2026			2025
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$15,049	$9,685	$334	$14,326	$9,456	$357
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	14	N/A	N/A	(42)
Derivatives designated as hedging instruments	N/A	N/A	(14)	N/A	N/A	42

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(46)	N/A	N/A	45	N/A
Derivatives designated as hedging instruments	N/A	46	N/A	N/A	(45)	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	2	N/A	N/A	2

Gain (loss) on cash flow hedge relationships – foreign currency forward contracts:
Amount of (loss) gain reclassified from AOCI	(29)	N/A	N/A	35	N/A	N/A

N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2024
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of earnings (loss) in which the effects of fair value and cash flow hedges are recorded	$15,608	$9,621	$378
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	(5)
Derivatives designated as hedging instruments	N/A	N/A	5

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	(44)	N/A
Derivatives designated as hedging instruments	N/A	44	N/A

Gain on cash flow hedge relationships – interest rate contracts:
Amount of gain reclassified from AOCI	N/A	N/A	—

Gain on cash flow hedge relationships – foreign currency forward contracts:
Amount of gain reclassified from AOCI	50	N/A	N/A

N/A (Not applicable)
The amount of the gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings (Loss) on Derivatives
	Location of Gain (Loss)	June 30,
(In millions)	Recognized in Earnings (Loss) on Derivatives	2026	2025
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(8)	$(22)

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

	As of June 30, 2026			As of June 30, 2025
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Instruments
Derivative assets	$74	$(40)	$34	$82	$(60)	$22
Derivative liabilities	(166)	40	(126)	(216)	60	(156)
Total derivatives	$(92)	$—	$(92)	$(134)	$—	$(134)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,509	$—	$—	$1,509
Foreign currency forward contracts	—	40	—	40
Cross-currency swap contracts	—	34	—	34
Total	$1,509	$74	$—	$1,583

Liabilities:
Foreign currency forward contracts	$—	$47	$—	$47
Interest rate contracts	—	118	—	118
Cross-currency swap contracts	—	1	—	1
Total	$—	$166	$—	$166

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis are as follows:

	June 30,
	2026		2025
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$7,306	$6,814	$7,317	$6,794
Notes payable and deferred consideration	$123	$122	$322	$323

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
Notes payable and deferred consideration – Notes payable and deferred consideration as of June 30, 2026 consist primarily of obligations to a vendor related to deferred service payments, and as of June 30, 2025 consist primarily of deferred payments associated with the fiscal 2023 acquisition of TOM FORD, which was paid during the fiscal 2026 first and third quarters. The fair value of notes payable and deferred consideration are calculated based on the net present value of cash payments using an estimated borrowing rate based on quoted prices for a similar liability. The Company’s notes payable and deferred consideration are classified within Level 2 of the valuation hierarchy.

Nonfinancial assets measured at fair value on a nonrecurring basis
In fiscal 2025, in connection with its interim and annual impairment assessment of goodwill and other indefinite-lived intangible assets and the Dr.Jart+ other intangible asset impairment, the Company measured certain nonfinancial assets at fair value on a nonrecurring basis, classified as Level 3 of the fair value hierarchy. Refer to Note 5 – Goodwill and Other Intangible Assets for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14 – REVENUE RECOGNITION

Disaggregation of net sales by the Company's geographic regions(1) are as follows:

	Year Ended June 30,
(In millions)	2026	2025	2024
The Americas	$4,463	$4,410	$4,579
Europe, the United Kingdom and Ireland and Emerging Markets ("EUKEM")	3,794	3,566	3,539
Asia/Pacific(2)	3,746	3,606	4,587
Mainland China	3,058	2,741	2,904
	15,061	14,323	15,609
Returns associated with restructuring and other activities	(12)	3	(1)
Net sales	$15,049	$14,326	$15,608

(1)The Company has reorganized its geographic regions, effective July 1, 2025 and has presented the information for each fiscal year under this new basis.
(2)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.

Accounts Receivable
Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $44 million and $38 million as of June 30, 2026 and 2025, respectively. Payment terms are short-term in nature and are generally less than one year.

Changes in the allowance for credit losses are as follows:

	June 30,
(In millions)	2026	2025
Allowance for credit losses, beginning of year	$26	$14
Provision for expected credit losses	20	11
Write-offs, net & other	(16)	1
Allowance for credit losses, end of year	$30	$26
The remaining balance of the allowance for doubtful accounts and customer deductions of $14 million and $12 million as of June 30, 2026 and June 30, 2025, respectively, relates to non-credit losses, which are primarily due to customer deductions.
Deferred Revenue
Changes in deferred revenue are as follows:

	June 30,
(In millions)	2026	2025
Deferred revenue, beginning of year	$533	$560
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(292)	(288)
Revenue deferred during the period	247	257
Other	2	4
Deferred revenue, end of year	$490	$533

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocated to the Remaining Performance Obligations
The aggregate transaction price allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2026 was $756 million, of which approximately $313 million is expected to be recognized within the next 12 months, with the remainder thereafter. These amounts are comprised of deferred revenue and future royalty revenue from the Company’s license arrangements.

As of June 30, 2026, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations included in deferred revenue for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD is $282 million. The remaining balance of deferred revenue as of June 30, 2026 will be recognized as revenue beyond the next twelve months, of which, $198 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years ending in fiscal 2043.

As of June 30, 2026, the remaining contractually guaranteed minimum royalty amounts due to the Company in connection with its license arrangements during future periods are as follows:

(In millions)	Minimum Remaining Royalties
Fiscal 2027	$31
Fiscal 2028	33
Fiscal 2029	34
Fiscal 2030	35
Fiscal 2031	35
Thereafter	98

The royalty revenue associated with TOM FORD is included within the other category and within The Americas region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15 – PENSION AND POST-RETIREMENT BENEFIT PLANS

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

Retirement Growth Account Plan (U.S.)
The Retirement Growth Account Plan is a trust-based, noncontributory qualified defined benefit pension plan. The Company seeks to maintain appropriate funded percentages. For contributions, the Company seeks to contribute amounts that would not be less than the minimum required by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and subsequent pension legislation, and would not be more than the maximum amount deductible for income tax purposes.

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Summaries

The components of the above-mentioned plans as of and for the years ended June 30, 2026 and 2025 are summarized as follows:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2026	2025	2026	2025	2026	2025
Change in benefit obligation:
Benefit obligation, beginning of year	$964	$941	$595	$541	$143	$144
Service cost	34	35	28	28	1	1
Interest cost	53	51	18	18	8	8
Plan participant contributions	—	—	8	8	1	1
Actuarial loss (gain)	15	(8)	(41)	12	1	2
Foreign currency exchange rate impact	—	—	6	36	—	(1)
Benefits, expenses, taxes and premiums paid	(75)	(54)	(28)	(31)	(10)	(14)
Plan amendments	—	—	—	—	—	—
Settlements and curtailments	(2)	(1)	(22)	(20)	—	2
Special termination benefits	—	—	3	3	—	—
Benefit obligation, end of year	$989	$964	$567	$595	$144	$143

Change in plan assets:
Fair value of plan assets, beginning of year	$826	$801	$611	$567	$—	$—
Actual return on plan assets	97	35	28	16	—	—
Foreign currency exchange rate impact	—	—	2	37	—	—
Employer contributions	71	44	32	35	9	13
Plan participant contributions	—	—	8	8	1	1
Settlements	—	—	(18)	(21)	—	—
Benefits, expenses, taxes and premiums paid from plan assets	(75)	(54)	(28)	(31)	(10)	(14)
Fair value of plan assets, end of year	$919	$826	$635	$611	$—	$—

Funded status	$(70)	$(138)	$68	$16	$(144)	$(143)

Amounts recognized in the Balance Sheet consist of:
Other assets	$39	$—	$161	$128	$—	$—
Other accrued liabilities	(30)	(29)	(5)	(6)	(10)	(9)
Other noncurrent liabilities	(79)	(109)	(88)	(106)	(134)	(134)
Funded status	(70)	(138)	68	16	(144)	(143)
Accumulated other comprehensive loss (income)	202	256	(24)	22	(4)	(10)
Net amount recognized	$132	$118	$44	$38	$(148)	$(153)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans						Other than Pension Plans
	U.S.			International			Post-retirement
($ in millions)	2026	2025	2024	2026	2025	2024	2026	2025	2024
Components of net periodic benefit cost:
Service cost	$34	$35	$35	$28	$28	$26	$1	$1	$2
Interest cost	53	51	46	18	18	19	8	8	8
Expected return on assets	(52)	(50)	(54)	(27)	(26)	(25)	—	—	(1)
Amortization of:
Actuarial loss (gain)	21	20	4	(1)	(6)	(8)	—	—	—
Prior service cost	1	—	1	(1)	—	(1)	(5)	(6)	(3)
Settlements and curtailments	—	—	—	1	—	—	—	—	—
Special termination benefits	—	—	—	3	3	1	—	—	—
Net periodic benefit cost	$57	$56	$32	$21	$17	$12	$4	$3	$6
Assumptions used to determine benefit obligations at June 30:
Discount rate	5.20 – 5.80%	5.30 – 5.90%	5.50 – 5.70%	1.50 – 9.75%	1.00 – 10.25%	1.75 – 10.00%	5.00 – 8.50%	5.00 – 10.25%	5.00 – 11.00%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.50 – 4.75%	1.50 – 5.00%	1.50 – 5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine benefit obligations at June 30:
Discount rate	5.73%	5.83%	5.68%	3.59%	3.16%	3.50%	5.42%	5.59%	5.51%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	2.76%	2.82%	3.00%	N/A	N/A	N/A
Assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.30 – 5.90%	5.50 – 5.70%	5.20 – 5.30%	1.00 – 10.25%	1.75 – 10.00%	1.00 – 9.00%	5.00 – 10.25%	5.00 – 11.00%	5.00 – 10.75%
Expected return on assets	6.25%	6.25%	6.25%	2.75 – 10.25%	2.75 – 10.00%	2.25 – 9.00%	N/A	N/A	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	1.50 – 5.00%	1.50 – 5.00%	1.75 – 5.00%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost for the year ended June 30:
Discount rate	5.83%	5.68%	5.29%	3.16%	3.50%	3.69%	5.59%	5.51%	5.19%
Expected return on assets	6.25%	6.25%	6.25%	4.14%	4.13%	4.06%	N/A	N/A	6.25%
Rate of compensation increase	2.50 – 8.00%	2.50 – 8.00%	2.50 – 8.00%	2.82%	3.00%	3.08%	N/A	N/A	N/A

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
The weighted-average interest crediting rate used to determine the benefit obligation and net periodic benefit cost relating to the Company’s U.S. Pension Plans was 4.00% and 4.24% as of and for the years ended June 30, 2026 and 2025, respectively.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The assumed weighted-average health care cost trend rate for the coming year is 7.59% while the weighted-average ultimate trend rate of 4.01% is expected to be reached in approximately 14 years to 24 years.

Amounts recognized in AOCI (before tax) as of June 30, 2026 and 2025 are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement	Total
Net actuarial losses (gains) as of June 30, 2024	$268	$(4)	$1	$265
Actuarial losses recognized	7	22	2	31
Amortization and settlements included in net periodic benefit cost	(20)	5	—	(15)
Translation adjustments	—	—	1	1
Net actuarial losses as of June 30, 2025	255	23	4	282

Net prior service cost as of June 30, 2024	1	(1)	(22)	(22)
Amortization included in net periodic benefit cost	—	—	6	6
Curtailments included in net periodic benefit cost	—	—	2	2
Net prior service cost as of June 30, 2025	1	(1)	(14)	(14)
Total amounts recognized in AOCI as of June 30, 2025	$256	$22	$(10)	$268

Net actuarial losses as of June 30, 2025	$255	$23	$4	$282
Actuarial (gains) losses recognized	(32)	(46)	1	(77)
Amortization and settlements included in net periodic benefit cost	(21)	—	—	(21)
Translation adjustments	—	(1)	—	(1)
Net actuarial losses (gains) as of June 30, 2026	202	(24)	5	183

Net prior service cost as of June 30, 2026	1	(1)	(14)	(14)
Amortization included in net periodic benefit cost	(1)	1	5	5
Net prior service cost as of June 30, 2026	—	—	(9)	(9)
Total amounts recognized in AOCI as of June 30, 2026	$202	$(24)	$(4)	$174

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans at June 30, 2026 and 2025 are as follows:

	Pension Plans						Other than Pension Plans
	Retirement Growth Account		Restoration		International		Post-retirement
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Projected benefit obligation	$880	$846	$109	$118	$567	$595	$144	$143
Accumulated benefit obligation	$863	$825	$105	$112	$513	$532	$—	$—
Fair value of plan assets	$919	$826	$—	$—	$635	$611	$—	$—

International pension plans with projected benefit obligations in excess of the plans’ assets had aggregate projected benefit obligations of $97 million and $326 million and aggregate fair value of plan assets of $4 million and $214 million at June 30, 2026 and 2025, respectively. International pension plans with accumulated benefit obligations in excess of the plans’ assets had aggregate accumulated benefit obligations of $87 million and $91 million and aggregate fair value of plan assets of $4 million at each of June 30, 2026 and 2025.

The expected cash flows for the Company’s pension and post-retirement plans are as follows:

	Pension Plans		Other than Pension Plans
(In millions)	U.S.	International	Post-retirement
Expected employer contributions for year ending June 30, 2027	$31	$27	$10
Expected benefit payments for year ending June 30,
2027	113	44	10
2028	91	36	11
2029	81	37	12
2030	64	35	11
2031	57	36	11
Years 2032 – 2036	305	184	54

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

The Company’s target asset allocation at June 30, 2026 is as follows:

	Pension Plans
	U.S.	International
Equity	39%	22%
Debt securities	50%	56%
Other	11%	22%
	100%	100%

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2026:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at Net Asset Value as a Practical Expedient	Total
Cash and cash equivalents	$1	$—	$—	$—	$1
Short-term investment funds	—	24	—	4	28
Government and agency securities	296	—	—	—	296
Commingled funds	350	632	—	147	1,129
Insurance contracts	—	—	20	—	20
Interests in limited partnerships and hedge fund investments	—	—	—	80	80
Total	$647	$656	$20	$231	$1,554

The following table presents the fair values of the Company’s pension and post-retirement plan assets by asset category as of June 30, 2025:

(In millions)	Level 1	Level 2	Level 3	Assets Measured at Net Asset Value as a Practical Expedient	Total
Cash and cash equivalents	$2	$—	$—	$—	$2
Short-term investment funds	—	7	—	4	11
Government and agency securities	144	—	—	—	144
Commingled funds	324	695	—	159	1,178
Insurance contracts	—	—	18	—	18
Interests in limited partnerships and hedge fund investments	—	—	—	84	84
Total	$470	$702	$18	$247	$1,437

The following table presents the changes in Level 3 plan assets:

	June 30,
(In millions)	2026	2025
Insurance Contracts
Balance at beginning of year	$18	$14
Actual return on plan assets:
Relating to assets still held at the reporting date	—	—
Purchases, sales, issuances and settlements, net	1	3
Foreign exchange impact	1	1
Balance at end of year	$20	$18

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
Interests in limited partnerships and hedge fund investments – The fair values are determined using the NAV provided by the administrator as a practical expedient, and therefore these investments are not included in the valuation hierarchy. These investments have monthly and quarterly redemption frequencies with redemption notice periods ranging from 45 to 90 days. Unfunded commitments related to these investments are not material.

401(k) Savings Plan (U.S.)
The Company’s 401(k) Savings Plan (“Savings Plan”) is a contributory defined contribution plan covering substantially all regular full-time U.S. employees who have completed the hours and service requirements, as defined by the plan document. Regular full-time employees are eligible to participate in the Savings Plan thirty days following their date of hire. The Savings Plan is subject to the applicable provisions of ERISA. The Company matches a portion of the participant’s contributions after one year of service under a predetermined formula based on the participant’s contribution level. The Company’s contributions were $44 million, $51 million and $51 million for fiscal 2026, 2025 and 2024, respectively. Shares of the Company’s Class A Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants’ contributions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations
The following table summarizes scheduled maturities of the Company’s contractual obligations for which cash flows are fixed and determinable as of June 30, 2026:

		Payments Due in Fiscal
(In millions)	Total	2027	2028	2029	2030	2031	Thereafter
Debt service (1)	$10,767	$790	$974	$243	$1,583	$807	$6,370
Unconditional purchase obligations (2)	3,974	2,224	444	334	283	265	424
Gross unrecognized tax benefits and interest – current (3)	2	2	—	—	—	—	—
Total contractual obligations(4)	$14,743	$3,016	$1,418	$577	$1,866	$1,072	$6,794

(1)Includes long-term and current debt and the related projected interest costs. Refer to Note 6 – Leases for information regarding future minimum lease payments relating to the Company’s finance leases. Interest costs on long-term and current debt in fiscal 2027, 2028, 2029, 2030, 2031 and thereafter are projected to be $290 million, $274 million, $243 million, $233 million, $807 million and $1,469 million, respectively. Projected interest costs on variable rate instruments were calculated using market rates at June 30, 2026.
(2)Unconditional purchase obligations primarily include: service provider contract commitments, inventory commitments, accrued restructuring, advertising commitments, information technology contract commitments and royalty payments pursuant to license agreements. Amounts under service provider contract commitments were estimated based on the current expectations of service and performance levels under the contract. Future royalty and advertising commitments were estimated based on planned future sales for the term that was in effect at June 30, 2026, without consideration for potential renewal periods.
(3)Refer to Note 8 – Income Taxes for information regarding unrecognized tax benefits. As of June 30, 2026, the noncurrent portion of the Company’s unrecognized tax benefits, including related accrued interest and penalties, was $194 million. At this time, the settlement period for the noncurrent portion of the unrecognized tax benefits, including related accrued interest and penalties, cannot be determined and therefore was not included.
(4)Refer to Note 6 – Leases for information regarding future minimum lease payments relating to the Company’s operating leases.

Legal Proceedings
The Company is involved, from time to time, in litigation and other legal proceedings incidental to its business, including product liability (including asbestos-related claims), advertising, regulatory, employment, intellectual property, real estate, environmental, trade relations, securities, tax, and privacy matters.
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
See below for the assessment of loss contingencies related to the Company's Securities Class Action and Derivative Matters and Cosmetic Talcum Powder Matters.
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities Class Action and Derivative Matters
On December 7, 2023 and January 22, 2024, purported securities class action complaints were filed in the United States District Court for the Southern District of New York against the Company and its then Chief Executive Officer and Chief Financial Officer. The actions were consolidated on February 20, 2024. On March 22, 2024, plaintiffs filed a consolidated amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged materially false and misleading statements between February 3, 2022 and October 31, 2023. On March 31, 2025, the Court denied defendants' motion to dismiss. On April 2, 2026, the parties reached an agreement in principle to settle the securities class action litigation. In light of these discussions, the Company recorded a loss contingency of $210 million relating to a potential settlement of the securities class action in Other accrued liabilities in the accompanying consolidated balance sheet during the fiscal 2026 third quarter, as well as recorded a receivable for the estimated probable amounts expected to be paid by insurance carriers. As of June 30, 2026, the total settlement of $210 million has been funded, which includes the amounts paid by the insurance carriers, and as such there are no amounts related to this matter reflected in the accompanying consolidated balance sheet. This matter is subject to final approval from the Court.
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

Two additional stockholder derivative complaints were filed on May 8, 2025 in the United States District Court for the Southern District of New York; one stockholder derivative complaint was filed on June 23, 2025 in the Supreme Court of the State of New York in Kings County; and four additional stockholder derivative complaints were filed on September 15, 2025, September 26, 2025, November 11, 2025 and November 12, 2025 in the Delaware Court of Chancery against certain current and former officers and directors, asserting claims including breach of fiduciary duty, unjust enrichment, as well as claims of waste, gross mismanagement and insider trading. One of the Delaware complaints originally filed in September was voluntarily dismissed (as it was filed on behalf of an individual rather than a related trust that held Company stock) and refiled on November 11, 2025 by actual shareholders. The four Delaware stockholder derivative actions were consolidated into a single case and plaintiffs in that consolidated derivative action are due to file a single, consolidated complaint on August 24, 2026. One additional stockholder derivative complaint was filed on July 24, 2026 in the Delaware Court of Chancery against certain current and former officers and directors, asserting claims substantially similar to those in the other Delaware complaints.

The Company believes that it is not possible at this time to reasonably assess the outcome of these derivative matters or to estimate the loss or range of losses, if any.

Cosmetic Talcum Powder Matters

The Company has been named as a defendant in civil actions alleging that certain cosmetic talcum powder products were contaminated with asbestos. These matters generally involve multiple co-defendants. The Company stands behind the safety of its products for intended use, and the Company and its legal counsel believe that the Company has strong legal grounds to contest these cases and is challenging them vigorously. The Company cannot predict the outcome of each individual case pending against it.

In fiscal 2025, in view of the number of cases pending against the Company as well as the evolution of the litigation landscape and expectations regarding future claims at that time, the Company took action from the end of August 2024 through October 2024 to mitigate a portion of its future exposure. During that period, the Company entered into agreements with certain plaintiff law firms to resolve over 200 pending matters, which was a portion of the pending matters that existed at that time, and establish a framework for resolving potential future claims brought by these plaintiff law firms from January 1, 2025 through December 31, 2029, subject to annual caps (the "Talcum litigation settlement agreements").

In connection with the Talcum litigation settlement agreements, the Company recorded a charge of $159 million in the fiscal 2025 first quarter, representing its best estimate of probable losses for current and potential future claims under these agreements, and as of June 30, 2026, $24 million and $67 million are recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet for these liabilities. Additional charges and reasonably possible losses related to these Talcum litigation settlement agreements, in excess of the initial charge have not been and are not expected to be material.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outside of the Talcum litigation settlement agreements, other claims are brought and may be brought by plaintiff firms not party to those agreements. As of June 30, 2026, there were 118 cases pending against the Company in U.S. state courts, as compared to 84 cases as of June 30, 2025. During the year ended June 30, 2026, 100 cases were filed and 66 cases were resolved. For certain claims brought against the Company that have advanced to later stages, specific accruals are recorded as appropriate, and for the remaining pending claims, the Company estimates losses on an aggregate basis based on historical experience.

While amounts recorded (outside the Talcum litigation settlement agreements) for the years ended June 30, 2026, 2025 and 2024, respectively, to either settle cases, or accrue for probable losses, are not material, adverse outcomes on pending or future claims could be material. The Company cannot reasonably estimate the range of possible losses in excess of accrued amounts for these or future matters. The assessment of the Company’s current cases is ongoing and could change in light of the discovery of additional facts with respect to these cases not presently known to the Company, further legal analysis, or determinations by courts, juries or other finders of fact or deciders of law that vary from the Company’s evaluation of the probable liability or outcome of such cases. The number of new cases filed against the Company has increased in recent periods, consistent with broader trends in litigation involving talcum products generally, and the Company expects that the number of new cases filed against it, and the number of cases pending against it, may continue to increase in future periods.

For the cosmetic talcum powder matters, the Company maintains insurance policies with limited coverage that may offset a portion of defense and settlement costs, subject to policy terms. Historical recoveries have not been material.

NOTE 17 – COMMON STOCK

As of June 30, 2026, the Company’s authorized common stock consists of 1,300 million shares of Class A Common Stock, par value $.01 per share, and 304 million shares of Class B Common Stock, par value $.01 per share. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted. Holders of the Company’s Class A Common Stock are entitled to one vote per share and holders of the Company’s Class B Common Stock are entitled to ten votes per share.
Information about the Company’s common stock outstanding is as follows:

(Shares in thousands)	Class A	Class B
Balance at June 30, 2023	232,077.9	125,542.0
Acquisition of treasury stock(1)	(316.5)	—
Stock-based compensation	1,385.2	—
Balance at June 30, 2024	233,146.6	125,542.0
Acquisition of treasury stock(1)	(482.5)	—
Stock-based compensation	1,560.7	—
Balance at June 30, 2025	234,224.8	125,542.0
Acquisition of treasury stock(1)	(736.7)	—
Conversion of Class B to Class A	11,034.7	(11,034.7)
Stock-based compensation	2,768.4	—
Balance at June 30, 2026	247,291.2	114,507.3
(1)These amounts represent shares that were repurchased by the Company to satisfy tax withholding obligations upon the payout of certain stock-based compensation arrangements.

The Company is authorized by the Board of Directors to repurchase Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. As of June 30, 2026, the remaining authorized share repurchase balance was 25.1 million shares.
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of cash dividends declared per share on the Company’s Class A and Class B Common Stock during the year ended June 30, 2026:

Date Declared	Record Date	Payable Date	Amount per Share
August 19, 2025	September 2, 2025	September 16, 2025	$.35
October 29, 2025	November 28, 2025	December 15, 2025	$.35
February 4, 2026	February 27, 2026	March 16, 2026	$.35
April 30, 2026	May 29, 2026	June 15, 2026	$.35

On August 18, 2026, a dividend was declared in the amount of $.35 per share on the Company's Class A and Class B Common Stock. The dividend is payable in cash on September 15, 2026 to stockholders of record at the close of business on August 31, 2026.

NOTE 18 – STOCK PROGRAMS

As of June 30, 2026, the Company has two active equity compensation plans which include the Amended and Restated Fiscal 2002 Share Incentive Plan (the “Fiscal 2002 Plan”) and the Amended and Restated Non-Employee Director Share Incentive Plan (collectively, the “Plans”). These Plans currently provide for the issuance of approximately 100.8 million shares of Class A Common Stock, which consist of shares cumulatively provided for and shares transferred to the Fiscal 2002 Plan from other inactive plans and employment agreements, to be granted in the form of stock-based awards to key employees and non-employee directors of the Company. As of June 30, 2026, approximately 11.8 million shares of Class A Common Stock were reserved and available to be granted pursuant to these Plans. The Company may satisfy the obligation of its stock-based compensation awards with either new or treasury shares. The Company’s equity compensation awards include stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), long-term PSUs, including long-term price-vested units (“PVUs”), and share units.
Total net stock-based compensation expense is attributable to the granting of and the remaining requisite service periods of stock options, RSUs, PSUs, long-term PSUs and share units. Compensation expense attributable to net stock-based compensation is as follows:

	Year Ended June 30,
(In millions)	2026	2025	2024
Compensation expense(1)	$310	$304	$325
Income tax benefit	$57	$58	$58

(1)Excludes compensation expense relating to liability-classified awards.

As of June 30, 2026, the total unrecognized compensation cost related to unvested stock-based awards was $172 million and the related weighted-average period over which it is expected to be recognized is approximately one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options

The following is a summary of the status of the Company’s stock options as of June 30, 2026 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted- Average Exercise Price Per Share	Aggregate Intrinsic Value(1) (in millions)	Weighted-Average Contractual Life Remaining in Years
Outstanding at June 30, 2025	8,686.5	$175.21
Granted at fair value	1,210.3	92.18
Exercised	(651.8)	80.60
Expired	(522.5)	199.55
Forfeited	(75.8)	126.28
Outstanding at June 30, 2026	8,646.7	169.68	$1	5.0

Vested and expected to vest at June 30, 2026	8,621.0	169.87	$1	5.0

Exercisable at June 30, 2026	7,057.3	183.89	$1	4.0

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

The following is a summary of the per-share weighted-average grant date fair value of stock options granted and total intrinsic value of stock options exercised:

	Year Ended June 30,
(In millions, except per share data)	2026	2025	2024
Per-share weighted-average grant date fair value of stock options granted	$35.07	$29.24	$52.83
Intrinsic value of stock options exercised	$8	$3	$31

The fair value of each of the Company's option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended June 30,
	2026	2025	2024
Weighted-average expected stock-price volatility	40.9%	37.5%	33.8%
Weighted-average expected option life	6 years	6 years	6 years
Average risk-free interest rate	3.8%	3.6%	4.3%
Average dividend yield	1.7%	2.4%	1.5%

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units
The Company granted RSUs in respect of approximately 3.6 million shares of Class A Common Stock during fiscal 2026 with a weighted-average grant date fair value per share of $91.59 that, at the time of grant, are scheduled to vest as follows: 1.2 million in fiscal 2027, 1.6 million in fiscal 2028 and 0.8 million in fiscal 2029. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.
Included in the above are one-time awards granted in the first quarter of fiscal 2026, in respect of approximately 0.5 million shares of Class A Common Stock scheduled to cliff vest in fiscal 2028 with a weighted average grant-date fair value per share of $91.77, made under the PRGP Incentive Program which was implemented in an effort to incentivize and retain leaders who are critical to the success of the PRGP.
The following is a summary of the status of the Company’s RSUs as of June 30, 2026 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2025	4,301.8	$115.31
Granted	3,594.3	91.59
Dividend equivalents	79.8	99.23
Vested(1)	(1,921.1)	132.99
Forfeited	(594.5)	95.67
Nonvested at June 30, 2026	5,460.3	95.38
1) The total fair value of RSUs vested during fiscal 2026, 2025 and 2024 was $184 million, $78 million, and $92 million, respectively.

Performance Share Units
The Company has PSU awards outstanding, which will be settled in stock subject to the achievement of the Company’s net sales, diluted net earnings per common share and return on invested capital goals, respectively for the outstanding awards all subject to continued employment or the retirement of the grantees. For PSUs, no settlement will occur for results below the applicable minimum threshold. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
The following is a summary of the status of the Company’s PSUs as of June 30, 2026 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at June 30, 2025	621.3	$139.87
Granted	—	—
Vested and issued(1)	(14.5)	344.06
Forfeited	(109.6)	241.92
Nonvested at June 30, 2026	497.2	111.42

(1) The total fair value of PSUs vested and issued during fiscal 2026 and 2024 was $1 million and $7 million, respectively. No PSUs vested and were issued during fiscal 2025.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term Performance Share Units
In February 2018, the Company granted to its then Chief Executive Officer ("CEO") PSUs with an aggregate payout of 195,940 shares (in two tranches of 97,970 shares each) of the Company’s Class A Common Stock, generally subject to continued employment through the end of the respective performance periods, which ended June 30, 2021 and 2022. No portion of the award would generally vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. Settlement, if any, with respect to both tranches would be made on September 3, 2024. The PSUs are accompanied by dividend equivalent rights that were payable in cash at the same time as any payment of shares of Class A Common Stock. The grant date fair value of these PSUs of $27 million was estimated using the closing stock price of the Company’s Class A Common Stock as of the date of grant. On September 3, 2024, since the Company achieved positive Cumulative Operating Income, as defined in the PSU award agreement, and since the then CEO completed the requisite service, the Company issued 195,940 shares of the Company’s Class A Common Stock to its then CEO in accordance with the terms of these PSUs. At the time of issuance, the total fair value of shares granted was $18 million.
In March 2021, the Company granted to the its then CEO PSUs with an aggregate payout of 68,578 shares of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award would vest unless the Company has achieved positive Cumulative Operating Income, as defined in the performance share unit award agreement, during the relevant performance period. The PSUs are accompanied by dividend equivalent rights that were payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock. The aggregate grant date fair value of the PSUs of approximately $20 million was estimated using the closing stock price of the Company's Class A Common Stock on the date of grant. On September 2, 2025, since the Company achieved positive Cumulative Operating Income, as defined in the PSU award agreement, and since the then CEO completed the requisite service, the Company issued 68,578 shares of the Company’s Class A Common Stock to its former CEO, in accordance with the terms of the PSUs. At the time of issuance, the total fair value of shares granted was $6 million.
Long-term Price-Vested Units
In March 2021, the Company granted to its then CEO PVUs with an aggregate payout of 85,927 shares, divided into three tranches, of the Company's Class A Common Stock, to incentivize him to continue serving through at least June 30, 2024. Generally, no portion of this award would vest unless the Company has achieved positive Cumulative Operating Income, as defined in the price-vested unit award agreement, during the relevant performance period. In addition, the vesting of each tranche was contingent upon the Company’s achievement of the respective stock price goal, which means that the average closing price per share of the Company’s Class A Common Stock traded on the New York Stock Exchange be at or above the applicable stock price goal (noted in the table below) for 20 consecutive trading days during the applicable performance period. The PVUs are accompanied by dividend equivalent rights that were payable in cash at the same time as any delivery of shares of the Company's Class A Common Stock.
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
The Stock Price Goals (per Share) were all achieved during fiscal 2022 and on September 2, 2025, since the Company achieved positive Cumulative Operating Income as of June 30, 2025, as defined in the award agreement, and since the then CEO completed the requisite service, the Company issued 85,927 shares of the Company’s Class A Common Stock to its former CEO in accordance with the terms of the PVUs. At the time of issuance, the total fair value of shares granted was $8 million.
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
The following is a summary of the status of the Company’s share units as of June 30, 2026 and activity during the fiscal year then ended:

(Shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at June 30, 2025	106.9	$90.15
Granted	12.2	95.75
Dividend equivalents	1.6	92.22
Converted (1)	(26.6)	79.60
Outstanding at June 30, 2026	94.1	93.88
(1) The total intrinsic value of share units converted during fiscal 2026, 2025 and 2024 was $3 million, $2 million, and $2 million, respectively.

Cash Units
Certain non-employee directors defer cash compensation in the form of cash payout share units, which are not subject to the Plans. These share units are classified as liabilities and, as such, their fair value is adjusted to reflect the current market value of the Company’s Class A Common Stock. The Company recorded $2 million as compensation expense, net for fiscal 2026, and recorded $3 million and $13 million as compensation income, net for fiscal 2025 and 2024, respectively, to reflect additional deferrals and the change in the market value.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 – CHANGES IN OWNERSHIP INTEREST ON NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC.

The following table summarizes the effects of changes in ownership of redeemable noncontrolling interest on the Company's equity:

	Year Ended June 30,
(In millions)	2026	2025	2024
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$182	$(1,133)	$390
Transfers from redeemable noncontrolling interest:
Increase in paid-in capital as a result of the purchase of shares from redeemable noncontrolling interest	—	—	162
Total effect of changes in ownership interest on equity attributable to The Estée Lauder Companies Inc.	$182	$(1,133)	$552
NOTE 20 – NET EARNINGS (LOSS) ATTRIBUTABLE TO THE ESTÉE LAUDER COMPANIES INC. PER COMMON SHARE

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
A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Year Ended June 30,
(In millions, except per share data)	2026	2025	2024
Numerator:
Net earnings (loss) attributable to The Estée Lauder Companies Inc.	$182	$(1,133)	$390

Denominator:
Weighted-average common shares outstanding – Basic	362.3	360.1	359.0
Effect of dilutive stock options	0.1	—	0.9
Effect of PSUs	—	—	0.2
Effect of RSUs	2.4	—	0.7
Weighted-average common shares outstanding – Diluted	364.8	360.1	360.8

Net earnings (loss) attributable to The Estée Lauder Companies Inc. per common share:
Basic	$0.50	$(3.15)	$1.09
Diluted	$0.50	$(3.15)	$1.08

The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Year Ended June 30,
(In millions)	2026	2025	2024
Stock options	8.0	8.5	5.9
RSUs and PSUs	0.2	1.7	0.4

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026, 2025 and 2024, 0.5 million shares, 0.6 million shares and 0.4 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Note 18 – Stock Programs.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI included in the accompanying consolidated balance sheets consist of the following:

	Year Ended June 30,
(In millions)	2026	2025	2024
Net derivative instruments, beginning of year	$(5)	$52	$44
Gain (loss) on derivative instruments (1)	29	(19)	79
(Provision) benefit for income taxes	(6)	6	(18)
Reclassification to earnings (loss) during the year:
Foreign currency forward contracts (2)	29	(35)	(50)
Interest rate contracts (3)	(2)	(2)	—
Cross-currency swap contracts (1)(4)	(19)	(19)	(19)
Income tax impact of reclassification (5)	(3)	12	16
Net derivative instruments, end of year	23	(5)	52

Net pension and post-retirement adjustments, beginning of year	(204)	(183)	(177)
Changes in plan assets and benefit obligations:
Net actuarial gains (losses) recognized	77	(31)	(27)
Prior service credit recognized	—	—	25
Translation adjustments	1	(1)	1
(Provision) benefit for income taxes	(17)	6	—
Amortization and settlements included in net periodic benefit cost (6):
Net actuarial gains and losses	20	14	(4)
Net prior service cost	(5)	(6)	(3)
Curtailments	—	(2)	—
Settlements	1	1	—
Income tax impact of reclassification (5)	(3)	(2)	2
Net pension and post-retirement adjustments, end of year	(130)	(204)	(183)

Cumulative translation adjustments, beginning of year	(918)	(1,009)	(801)
Translation adjustments (7)	(106)	95	(129)
Purchase of shares from redeemable noncontrolling interest (8)	—	—	(73)
Provision for income taxes	(22)	(4)	(6)
Cumulative translation adjustments, end of year	(1,046)	(918)	(1,009)

Accumulated other comprehensive loss	$(1,153)	$(1,127)	$(1,140)

(1)Includes the gain recognized in AOCI from cross-currency swap contracts which represents the amount excluded from effectiveness testing.
(2)Amounts recorded in Net Sales in the accompanying consolidated statements of earnings (loss).
(3)Amounts recorded in Interest expense in the accompanying consolidated statements of earnings (loss).
(4)Amounts recorded in Selling, general and administrative in the accompanying consolidated statements of earnings (loss).
(5)Amounts recorded in Provision for income taxes in the accompanying consolidated statements of earnings (loss).
(6)Reclassification adjustments for pension and post-retirement plans are recorded in Other components of net periodic benefit cost in the accompanying consolidated statements of earnings (loss).
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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22 – STATEMENT OF CASH FLOWS
Supplemental cash flow information is as follows:

	Year Ended June 30,
(In millions)	2026	2025	2024
Cash:
Cash paid during the year for interest	$331	$353	$395
Cash paid during the year for income taxes, net of refunds received
Federal	$90	$48	$29
State and Local	5	5	4
Foreign
Belgium	28	74	27
Canada	52	80	27
China	169	161	198
Switzerland	34	49	56
UK	25	22	30
All Other Foreign Jurisdictions	132	191	179
Total	$535	$630	$550

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$34	$32	$42

NOTE 23 – SEGMENT DATA AND RELATED INFORMATION

Operating segments include components of an enterprise for which separate financial information is available that are regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”). As a result of the similarities in the manufacturing, marketing and distribution processes for the Company’s products, much of the information provided in the consolidated financial statements is similar to, or the same as, that reviewed on a regular basis by the CEO. While the Company’s results of operations are reviewed on a consolidated basis, the CEO also reviews data segmented on a basis that facilitates comparison to industry statistics. Although the Company operates in one business segment, beauty products, the CEO evaluates performance based on its four major product categories: skin care, makeup, fragrance and hair care. These product categories meet the definition of operating and reportable segments and, accordingly, additional financial data is provided below. Skin care products include moisturizers, serums, cleansers, toners, eye care, body care, exfoliators, acne and oil corrections, facial masks and sun care products. Makeup products include foundations, powders, concealers, and setting sprays, lipsticks, lip liners and lip glosses, and mascaras, eyeshadows and eye liners. Fragrance products include parfum, eau de parfum, eau de toilette, eau de cologne and body spray, as well as lotions, creams, powders, candles and soaps that are based on a particular fragrance. Hair care products include shampoos, conditioners, styling products, treatment, finishing sprays and hair color products. Royalty revenue associated with the license of the TOM FORD trademark as discussed in Note 14 - Revenue Recognition, as well as sales and related results of ancillary products and services that do not fit within the Company's definitions of skin care, makeup, fragrance and hair care are included in the other category.

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

Information about the Company's four operating segments is as follows:

(In millions)	Year Ended June 30, 2026
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$15,049
Less: Other category net sales					103
Less: Returns associated with restructuring and other activities					(12)
Segment net sales	$7,338	$4,276	$2,779	$565	$14,958

Cost of sales	1,761	1,102	638	144	3,645
Selling, general and administrative expenses	4,134	3,209	1,924	416	9,683
Other segment items(1)	27	35	13	9	84
Segment operating income (loss)	$1,416	$(70)	$204	$(4)	$1,546
Other category operating income					57
Charges associated with restructuring and other activities					(823)
Operating income					780

Reconciliation to earnings before income taxes:
Interest expense					(334)
Interest income and investment income, net					90
Other components of net periodic benefit cost					(19)
Earnings before income taxes					$517

Segment depreciation and amortization	$388	$226	$147	$30	$791
Other category					5
Depreciation and amortization					$796
(1) Other segment items reflect the securities class action litigation settlement.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Year Ended June 30, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$14,326
Less: Other category net sales					100
Less: Returns associated with restructuring and other activities					3
Segment net sales	$6,962	$4,205	$2,491	$565	$14,223

Cost of sales	1,817	1,131	571	158	3,677
Selling, general and administrative expenses	4,196	3,048	1,749	448	9,441
Impairment of goodwill and other intangible assets	375	308	549	—	1,232
Other segment items(1)	—	159	—	—	159
Segment operating income (loss)	$574	$(441)	$(378)	$(41)	$(286)
Other category operating loss					(13)
Charges associated with restructuring and other activities					(486)
Operating loss					(785)

Reconciliation to loss before income taxes:
Interest expense					(357)
Interest income and investment income, net					114
Other components of net periodic benefit cost					(12)
Loss before income taxes					$(1,040)

Segment depreciation and amortization	$403	$243	$144	$33	$823
Other category					6
Depreciation and amortization					$829
(1) Other segment items reflect the Talcum litigation settlement agreements.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Year Ended June 30, 2024
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$15,608
Less: Other category net sales					115
Less: Returns associated with restructuring and other activities					(1)
Segment net sales	$7,908	$4,470	$2,487	$629	$15,494

Cost of sales	2,278	1,290	624	191	4,383
Selling, general and administrative expenses	4,424	3,087	1,598	490	9,599
Impairment of goodwill and other intangible assets	471	—	—	—	471
Segment operating income (loss)	$735	$93	$265	$(52)	$1,041
Other category operating income					53
Charges associated with restructuring and other activities					(124)
Operating income					970

Reconciliation to earnings before income taxes:
Interest expense					(378)
Interest income and investment income, net					167
Other components of net periodic benefit cost					13
Earnings before income taxes					$772

Segment depreciation and amortization	$418	$236	$132	$33	$819
Other category					6
Depreciation and amortization					$825

For the Company’s geographic region presentation, as disclosed in Note 14 – Revenue Recognition, net sales are attributed to a country based on the legal entity sale location, and this predominantly aligns with the location of the customer, with the primary exception related to the Company’s net sales from its global travel retail business. The net sales from the Company’s global travel retail business are included in the Asia/Pacific geographic region. For the presentation of net sales by country below, the Company has presented this based on the location of the customer (e.g., the customer is the retailer in the wholesale business and the consumer in the direct-to-consumer business), and as such has attributed net sales from its global travel retail business to the country to which the product is shipped, and not the Company’s country of legal sale.

The Company is domiciled in the United States. Net sales in the United States, including net sales from travel retail locations in the United States, as well as net sales in foreign countries, including net sales from travel retail locations in that country, that contribute 10% or more of net sales of the Company in fiscal 2026, 2025 and 2024 were as follows:

	June 30,
(In millions)	2026	2025	2024
United States	$3,749	$3,762	$3,887
Mainland China	3,930	3,652	4,019
All other countries	7,370	6,912	7,702
Net sales	$15,049	$14,326	$15,608

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s long-lived assets, consisting of property, plant and equipment, net and operating lease ROU assets, in the United States, and in foreign countries that are 10% or greater of the Company’s consolidated long-lived assets at June 30, 2026, 2025 and 2024 were as follows:

	June 30,
(In millions)	2026	2025	2024
United States	$1,722	$1,956	$2,087
Japan	661	780	733
All other countries	2,162	2,388	2,149
Long-lived assets	$4,545	$5,124	$4,969

THE ESTÉE LAUDER COMPANIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Three Years Ended June 30, 2026
(In millions)

		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts and customer deductions:
Year ended June 30, 2026	$38	$39	$—	$33	(a)	$44
Year ended June 30, 2025	$26	$21	$—	$9	(a)	$38
Year ended June 30, 2024	$30	$7	$—	$11	(a)	$26
Deferred tax valuation allowance:
Year ended June 30, 2026	$454	$143	$—	$72		$525
Year ended June 30, 2025	$238	$218	$—	$2		$454
Year ended June 30, 2024	$200	$47	$—	$9		$238

(a) Includes amounts written-off, net of recoveries.

S-1

THE ESTÉE LAUDER COMPANIES INC.
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of The Estée Lauder Companies Inc. (filed as Exhibit 3.1 to our Form 8-K filed on November 18, 2025).*

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to our Form 8-K filed on May 23, 2025)*

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to our Form 10-K filed on August 20, 2025).*

4.2	Indenture, dated November 5, 1999, between the Company and State Street Bank and Trust Company, N.A. (filed as Exhibit 4 to Amendment No. 1 to our Form S-3 (No. 333-85947) filed on November 5, 1999).*

4.3	Officers’ Certificate, dated September 29, 2003, defining certain terms of the 5.75% Senior Notes due 2033 (filed as Exhibit 4.2 to our Form 8-K filed on September 29, 2003).*

4.4	Global Note for 5.75% Senior Notes due 2033 (filed as Exhibit 4.3 to our Form 8-K filed on September 29, 2003).*

4.5	Officers’ Certificate, dated May 1, 2007, defining certain terms of the 6.000% Senior Notes due 2037 (filed as Exhibit 4.2 to our Form 8-K filed on May 1, 2007).*

4.6	Global Note for 6.000% Senior Notes due 2037 (filed as Exhibit 4.4 to our Form 8-K filed on May 1, 2007).*

4.7	Officers’ Certificate, dated August 2, 2012, defining certain terms of the 3.700% Senior Notes due 2042 (filed as Exhibit 4.2 to our Form 8-K filed on August 2, 2012).*

4.8	Global Note for the 3.700% Senior Notes due 2042 (filed as Exhibit 4.4 to our Form 8-K filed on August 2, 2012).*

4.9	Officers’ Certificate, dated June 4, 2015, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.1 to our Form 8-K filed on June 4, 2015).*

4.10	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit 4.2 to our Form 8-K filed on June 4, 2015).*

4.11	Officers’ Certificate, dated May 10, 2016, defining certain terms of the 4.375% Senior Notes due 2045 (filed as Exhibit 4.3 to our Form 8-K filed on May 10, 2016).*

4.12	Global Note for the 4.375% Senior Notes due 2045 (filed as Exhibit B in Exhibit 4.3 to our Form 8-K filed on May 10, 2016).*

4.13	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 3.150% Senior Notes due 2027 (filed as Exhibit 4.3 to our Form 8-K filed on February 9, 2017).*

4.14	Form of Global Note for the 3.150% Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3 to our Form 8-K filed on February 9, 2017).*

4.15	Officers’ Certificate, dated February 9, 2017, defining certain terms of the 4.150% Senior Notes due 2047 (filed as Exhibit 4.5 to our Form 8-K filed on February 9, 2017).*

4.16	Form of Global Note for the 4.150% Senior Notes due 2047 (included as Exhibit A in Exhibit 4.5 to our Form 8-K filed on February 9, 2017).*

4.17	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 2.375% Senior Notes due 2029 (filed as Exhibit 4.3 to our Form 8-K filed on November 21, 2019).*

4.18	Form of Global Note for the 2.375% Senior Notes due 2029 (included as Exhibit A in Exhibit 4.3 to our Form 8-K filed on November 21, 2019).*

4.19	Officers’ Certificate, dated November 21, 2019, defining certain terms of the 3.125% Senior Notes due 2049 (filed as Exhibit 4.5 to our Form 8-K filed on November 21, 2019).*

4.20	Form of Global Note for the 3.125% Senior Notes due 2049 (included as Exhibit A in Exhibit 4.5 to our Form 8-K filed on November 21, 2019).*

4.21	Officers’ Certificate, dated April 13, 2020, defining certain terms of the 2.600% Senior Notes due 2030 (filed as Exhibit 4.1 to our Form 8-K filed on April 13, 2020).*

Exhibit Number	Description
4.22	Form of Global Note for the 2.600% Senior Notes due 2030 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on April 13, 2020).*

4.23	Officers’ Certificate, dated March 4, 2021, defining certain terms of the 1.950% Senior Notes due 2031 (filed as Exhibit 4.1 to our Form 8-K filed on March 4, 2021).*

4.24	Form of Global Note for the 1.950% Senior Notes due 2031 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on March 4, 2021).*

4.25	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.375% Senior Notes due 2028 (filed as Exhibit 4.1 to our Form 8-K filed on May 12, 2023).*

4.26	Form of Global Note for the 4.375% Senior Notes due 2028 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on May 12, 2023).*

4.27	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 4.650% Senior Notes due 2033 (filed as Exhibit 4.3 to our Form 8-K filed on May 12, 2023).*

4.28	Form of Global Note for the 4.650% Senior Notes due 2033 (included as Exhibit A in Exhibit 4.3 to our Form 8-K filed on May 12, 2023).*

4.29	Officers’ Certificate, dated May 12, 2023, defining certain terms of the 5.150% Senior Notes due 2053 (filed as Exhibit 4.5 to our Form 8-K filed on May 12, 2023).*

4.30	Form of Global Note for the 5.150% Senior Notes due 2053 (included as Exhibit A in Exhibit 4.5 to our Form 8-K filed on May 12, 2023).*

4.31	Officers’ Certificate, dated February 14, 2024, defining certain terms of the 5.000% Senior Notes due 2034 (filed as Exhibit 4.1 to our Form 8-K filed on February 14, 2024).*

4.32	Form of Global Note for the 5.000% Senior Notes due 2034 (included as Exhibit A in Exhibit 4.1 to our Form 8-K filed on February 14, 2024).*

10.1	Stockholders’ Agreement, dated November 22, 1995 (filed as Exhibit 10.1 to our Form 10-K filed on September 15, 2003).*

10.1a	Amendment No. 1 to Stockholders’ Agreement (filed as Exhibit 10.1 to our Form 10-Q filed on October 30, 1996).*

10.1b	Amendment No. 2 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on January 28, 1997).*

10.1c	Amendment No. 3 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on April 29, 1997).*

10.1d	Amendment No. 4 to Stockholders’ Agreement (filed as Exhibit 10.1d to our Form 10-K filed on September 18, 2000).*

10.1e	Amendment No. 5 to Stockholders’ Agreement (filed as Exhibit 10.1e to our Form 10-K filed on September 17, 2002).*

10.1f	Amendment No. 6 to Stockholders’ Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on January 27, 2005).*

10.1g	Amendment No. 7 to Stockholders’ Agreement (filed as Exhibit 10.7 to our Form 10-Q filed on October 30, 2009).*

10.2	Registration Rights Agreement, dated November 22, 1995 (filed as Exhibit 10.2 to our Form 10-K filed on September 15, 2003).*

10.2a	First Amendment to Registration Rights Agreement (originally filed as Exhibit 10.3 to our Form 10-K filed on September 10, 1996) (re-filed as Exhibit 10.2a to our Form 10-K filed on August 25, 2017).*

10.2b	Second Amendment to Registration Rights Agreement (filed as Exhibit 10.1 to our Form 10-Q filed on April 29, 1997).*

10.2c	Third Amendment to Registration Rights Agreement (filed as Exhibit 10.2c to our Form 10-K filed on September 17, 2001).*

10.2d	Fourth Amendment to Registration Rights Agreement (filed as Exhibit 10.2 to our Form 10-Q filed on January 29, 2004).*

Exhibit Number	Description
10.3
The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2019, as further amended through January 1, 2022 (filed as Exhibit 10.2 to our Form 10-Q filed on February 3, 2022).*†

10.3a	Amendment to amended and restated The Estee Lauder Companies Retirement Growth Account Plan, effective as of May 31, 2022 (filed as Exhibit 10.1 to our Form 10-Q filed on May 3, 2022).*†

10.3b	The Estee Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023 (filed as Exhibit 10.1 to our Form 10-Q filed on February 2, 2023).*†

10.3c
Amendments to The Estée Lauder Companies Retirement Growth Account Plan, as amended and restated, effective as of January 1, 2023, as further amended effective January 1, 2025 (filed as Exhibit 10.5 to our Form 10-Q filed on February 4, 2025).*†

10.4	The Estee Lauder Inc. Retirement Benefits Restoration Plan (filed as Exhibit 10.5 to our Form 10-K filed on August 20, 2010).*†

10.5	Executive Annual Incentive Plan (filed as Exhibit 10.5a to our Form 10-K filed on August 18, 2023).*†

10.5a	Executive Annual Incentive Plan (filed as Exhibit 10.5b to our Form 10-K filed on August 20, 2025).*†

10.6	Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Form 8-K filed on September 17, 2010).*†

10.6a	Amendment to Employment Agreement with William P. Lauder (filed as Exhibit 10.1 to our Form 8-K filed on February 27, 2013).*†

10.7	Employment Agreement with Jane Hertzmark Hudis (filed as Exhibit 10.13 to our Form 10-K filed on August 24, 2022).*†

10.8	Employment Agreement with Jane Lauder (filed as Exhibit 10.1 to our Form 10-Q filed on May 3, 2023).*†

10.9	Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.13 to our Form 10-K filed on August 19, 2024).*†

10.9a	Amended and Restated Employment Agreement with Stéphane de La Faverie (filed as Exhibit 10.2 to our Form 10-Q filed on February 4, 2025).*†

10.10	Employment Agreement with Akhil Shrivastava (filed as Exhibit 10.1 to our Form 8-K filed on July 23, 2024).*†

10.11	Employment Agreement with Rashida La Lande (filed as Exhibit 10.15 to our Form 10-K filed on August 20, 2025).*†

10.12	Employment Agreement with Roberto Canevari.†

10.13	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (filed as Exhibit 10.14 to our Form 10-K filed on September 17, 2001).*†

10.13a	Form of Deferred Compensation Agreement (interest-based) with Outside Directors (including Election Form) (filed as Exhibit 10.12a to our Form 10-K filed on August 24, 2018).*†

10.14	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (filed as Exhibit 10.15 to our Form 10-K filed on September 17, 2001).*†

10.14a	Form of Deferred Compensation Agreement (stock-based) with Outside Directors (including Election Form) (filed as Exhibit 10.13a to our Form 10-K filed on August 24, 2018).*†

10.15	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended and restated on November 9, 2007) (filed as Exhibit 99.1 to our Form S-8 filed on November 9, 2007).*†

10.15a	The Estee Lauder Companies Inc. Non-Employee Director Share Incentive Plan (as amended on July 14, 2011) (filed as Exhibit 10.15a to our Form 10-K filed on August 22, 2011).*†

10.15b	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on November 16, 2015).*†

10.15c	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 1, 2017) (filed as Exhibit 10.1 to our Form 10-Q filed on November 1, 2017).*†

10.15d	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of August 22, 2019) (filed as Exhibit 10.1 to our Form 10-Q filed on October 31, 2019).*†

Exhibit Number	Description

10.15e	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of July 13, 2021) (filed as Exhibit 10.15e to our Form 10-K filed on August 27, 2021).*†

10.16	Summary of Compensation for Non-Employee Directors of the Company (filed as Exhibit 10.4 to our Form 10-Q filed on February 4, 2025).*†

10.17
Form of Stock Option Agreement for Annual Stock Option Grants under Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 99.2 to our Form S-8 filed on November 9, 2007).*†

10.17a
Form of Stock Option Agreement for Annual Stock Option Grants under the Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.2 to our Form 10-Q filed on October 31, 2019).*†

10.18	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.17 to our Form 10-K filed on August 17, 2012).*†

10.18a	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on November 16, 2015).*†

10.18b	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.16b to our Form 10-K filed on August 25, 2017).*†

10.18c	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on November 19, 2019).*†

10.18d	The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed on November 13, 2024).*†

10.18e
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16y to our Form 10-K filed on August 20, 2014).*†

10.18f
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.16m to our Form 10-K filed on August 25, 2017).*†

10.18g
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.17l to our Form 10-K filed on August 23, 2019).*†

10.18h
Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.1 to our Form 8-K filed on August 21, 2025).*†

10.18i	Form of Stock Option Agreement under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.18j
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18t to our Form 10-K filed on August 27, 2021).*†

10.18k
Form of Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.3 to our Form 10-Q filed on February 4, 2025).*†

10.18l
Form of Non-annual Performance Share Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant).†

10.18m
Form of Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18bb to our Form 10-K filed on August 28, 2020).*†

10.18n
Form of Restricted Stock Unit Award Agreement for Employees other than Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18cc to our Form 10-K filed on August 28, 2020).*†

Exhibit Number	Description
10.18o
Form of Non-annual Restricted Stock Unit Award Agreement for Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.18dd to our Form 10-K filed on August 28, 2020).*†

10.18p
Form of Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.21r to our Form 10-K filed on August 20, 2025).*†

10.18q
Form of Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.21s to our Form 10-K filed on August 20, 2025).*†

10.18r
Form of PRGP Non-annual Restricted Stock Unit Award Agreement for Employees including Executive Officers under The Estée Lauder Companies Inc. Amended and Restated Fiscal 2002 Share Incentive Plan (including Form of Notice of Grant) (filed as Exhibit 10.21t to our Form 10-K filed on August 20, 2025).*†

10.19
$2.5 Billion Credit Facility, dated as of June 7, 2024 among The Estée Lauder Companies Inc., the Eligible Subsidiaries of the Company, as defined therein, the lenders listed therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to our Form 8-K filed on June 7, 2024).*

10.20
Services Agreement, dated January 1, 2003, among Estee Lauder Inc., Melville Management Corp., Leonard A. Lauder, and William P. Lauder (filed as Exhibit 10.2 to our Form 10-Q filed on January 28, 2010).*

10.20a	Amended and Restated Services Agreement, dated as of August 18, 2026, by and among Estee Lauder Inc. and Melville Management Corporation.

10.20b
Agreement of Sublease, dated May 18, 2022, between Editions de Parfums LLC, Sublandlord and Melville Management Corporation, Subtenant (filed as Exhibit 10.21a to our Form 10-K filed on August 24, 2022).*

10.21	Services Agreement, dated November 22, 1995, between Estee Lauder Inc. and RSL Investment Corp. (filed as Exhibit 10.3 to our Form 10-Q filed on January 28, 2010).*

10.22	Agreement of Sublease and Guarantee of Sublease, dated April 1, 2005, among Aramis Inc., RSL Management Corp., and Ronald S. Lauder (filed as Exhibit 10.4 to our Form 10-Q filed on January 28, 2010).*

10.22a	First Amendment to Sublease, dated February 28, 2007, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.5 to our Form 10-Q filed on January 28, 2010).*

10.22b	Second Amendment to Sublease, dated January 27, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.6 to our Form 10-Q filed on January 28, 2010).*

10.22c	Third Amendment to Sublease, dated November 3, 2010, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Form 10-Q filed on February 4, 2011).*

10.22d	Fourth Amendment to Sublease, dated March 4, 2020, between Aramis Inc. and RSL Management Corp. (filed as Exhibit 10.1 to our Form 10-Q filed on May 1, 2020).*

10.23	Form of Art Loan Agreement between Lender and Estee Lauder Inc. (filed as Exhibit 10.7 to our Form 10-Q filed on January 28, 2010).*

10.24	Creative Consultant Agreement, dated April 6, 2011, between Estee Lauder Inc. and Aerin Lauder Zinterhofer (filed as Exhibit 10.1 to our Form 8-K filed on April 8, 2011).*†

10.24a	First Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer dated October 28, 2014 (filed as Exhibit 10.23a to our Form 10-K filed on August 20, 2015).*†

10.24b	Second Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2016 (filed as Exhibit 10.23b to our Form 10-K filed on August 24, 2016).*†

10.24c	Third Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2021 (filed as Exhibit 10.24c to our Form 10-K filed on August 27, 2021).*†

10.24d	Fourth Amendment to Creative Consultant Agreement between Estee Lauder Inc. and Aerin Lauder Zinterhofer effective July 1, 2024 (filed as Exhibit 10.25d to our Form 10-K filed on August 19, 2024).*†

10.25	License Agreement, dated April 6, 2011, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Form 8-K filed on April 8, 2011).*

10.25a
First Amendment to the April 6, 2011 License Agreement, dated January 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.1 to our Form 10-Q filed on May 1, 2019).*

Exhibit Number	Description
10.25b
Second Amendment to the April 6, 2011 License Agreement, dated February 22, 2019, by and among Aerin LLC, Aerin Lauder Zinterhofer and Estee Lauder Inc. (filed as Exhibit 10.2 to our Form 10-Q filed on May 1, 2019).*

19.1	The Estée Lauder Companies Inc. Insider Trading Policies (filed as Exhibit 19.1 to our Form 10-K filed on August 19, 2024).*

21.1	List of subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

97.1	The Estée Lauder Companies Inc. Incentive-Based Compensation Recovery Policy (2023 Clawback Policy) (filed as Exhibit 97.1 to our Form 10-K filed on August 19, 2024).*

101.1
The following materials from The Estée Lauder Companies Inc.’s Form 10-K for the year ended June 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

104	The cover page from The Estée Lauder Companies Inc.’s Form 10-K for the year ended June 30, 2026 is formatted in iXBRL.
____________________
* Incorporated herein by reference.
† Exhibit is a management contract or compensatory plan or arrangement.