Form 10-Q
period 2026-09-30
ESTEE LAUDER COMPANIES INC
filed 2026-11-02
CIK 1001250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
At October 26, 2026, 247,823,116 shares of the registrant’s Class A Common Stock, $.01 par value, and 114,507,344 shares of the registrant’s Class B Common Stock, $.01 par value, were outstanding.

THE ESTÉE LAUDER COMPANIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
THE ESTÉE LAUDER COMPANIES INC.

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended September 30,
(In millions, except per share data)	2026	2025

Net sales	$3,715	$3,481
Cost of sales	902	927

Gross profit	2,813	2,554

Operating expenses
Selling, general and administrative	2,365	2,296
Restructuring and other charges	40	89
Total operating expenses	2,405	2,385

Operating income	408	169

Interest expense	83	86
Interest income and investment income, net	25	30
Other components of net periodic benefit cost	5	4
Earnings before income taxes	345	109

Provision for income taxes	112	62
Net earnings	$233	$47

Net earnings per common share
Basic	$.64	$.13
Diluted	$.64	$.13

Weighted average common shares outstanding
Basic	363.3	361.2
Diluted	366.1	363.3
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,
(In millions)	2026	2025

Net earnings	$233	$47

Other comprehensive income (loss):
Net cash flow hedge	(3)	16
Cross-currency swap contract - fair value hedge	(3)	3
Retirement plan and other retiree benefit adjustments	(1)	4
Translation adjustments	9	(27)
Income tax effect on components of other comprehensive income (loss)	8	(10)
Total other comprehensive income (loss), net of tax	10	(14)
Comprehensive income	$243	$33
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share and per share data)	September 30, 2026	June 30, 2026

ASSETS
Current assets
Cash and cash equivalents	$3,198	$3,498
Accounts receivable, net	1,914	1,518
Inventory and promotional merchandise	2,147	1,999
Prepaid expenses and other current assets	565	597
Total current assets	7,824	7,612

Property, plant and equipment, net	2,707	2,805

Other assets
Operating lease right-of-use assets	1,752	1,740
Goodwill	2,108	2,107
Other intangible assets, net	3,581	3,579
Other assets	1,991	1,919
Total other assets	9,432	9,345
Total assets	$19,963	$19,762

LIABILITIES AND EQUITY
Current liabilities
Current debt	$503	$503
Accounts payable	1,472	1,578
Operating lease liabilities	392	399
Other accrued liabilities	3,888	3,751
Total current liabilities	6,255	6,231

Noncurrent liabilities
Long-term debt	6,748	6,803
Long-term operating lease liabilities	1,557	1,541
Other noncurrent liabilities	1,365	1,381
Total noncurrent liabilities	9,670	9,725

Commitments and contingencies

Equity
Common stock, $.01 par value; Class A shares authorized: 1,300,000,000 at September 30, 2026 and June 30, 2026; shares issued: 486,781,617 at September 30, 2026 and 486,257,584 at June 30, 2026; Class B shares authorized: 304,000,000 at September 30, 2026 and June 30, 2026; shares issued and outstanding: 114,507,344 at September 30, 2026 and June 30, 2026	6	6
Paid-in capital	7,497	7,378
Retained earnings	11,445	11,341
Accumulated other comprehensive loss	(1,143)	(1,153)
	17,805	17,572
Less: Treasury stock, at cost; 238,966,186 Class A shares at September 30, 2026 and 238,966,361 Class A shares at June 30, 2026	(13,767)	(13,766)
Total equity	4,038	3,806
Total liabilities and equity	$19,963	$19,762
See notes to consolidated financial statements.

THE ESTÉE LAUDER COMPANIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,
(In millions)	2026	2025

Cash flows from operating activities
Net earnings	$233	$47
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	191	200
Deferred income taxes	(71)	(34)
Non-cash stock-based compensation	70	88
Non-cash restructuring and other charges	12	3
Pension and post-retirement benefit expense	19	21
Pension and post-retirement benefit contributions	(11)	(28)
Other adjustments and non-cash items	3	(2)
Changes in operating assets and liabilities:
Increase in accounts receivable, net	(399)	(358)
(Increase) decrease in inventory and promotional merchandise	(146)	6
Increase in other assets, net	(6)	(11)
Decrease in accounts payable	(111)	(204)
Increase (decrease) in other accrued and noncurrent liabilities	58	(79)
(Decrease) increase in operating lease assets and liabilities, net	(8)	11
Net cash flows used for operating activities	(166)	(340)

Cash flows from investing activities
Capital expenditures	(69)	(96)
Proceeds from the disposition of investments	—	3
Settlement of net investment hedges	8	(23)
Net cash flows used for investing activities	(61)	(116)

Cash flows from financing activities
Repayments of long-term debt	(1)	(1)
Payment of deferred consideration	—	(150)
Settlement of cross-currency swaps	1	9
Net proceeds from stock-based compensation transactions	47	39
Dividends paid to stockholders	(126)	(127)
Payments to acquire treasury stock	(1)	(9)
Net cash flows used for financing activities	(80)	(239)

Effect of exchange rate changes on Cash and cash equivalents	7	(7)
Net decrease in Cash and cash equivalents	(300)	(702)
Cash and cash equivalents at beginning of period	3,498	2,921
Cash and cash equivalents at end of period	$3,198	$2,219
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

Currency Translation and Transactions

All assets and liabilities of foreign subsidiaries and affiliates are translated at period-end rates of exchange, while revenue and expenses are translated at monthly average rates of exchange for the period. Unrealized translation gains (losses), net of tax, reported as translation adjustments through other comprehensive income (loss) (“OCI”) were $14 million and $(32) million, net of tax, during the three months ended September 30, 2026 and 2025, respectively. For the Company’s subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and these subsidiaries are not material to the Company's consolidated financial statements or liquidity as of and for the three months ended September 30, 2026 and 2025. Remeasurement adjustments in financial statements in a highly inflationary economy and other transactional gains and losses are reflected in earnings.

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

Net exchange losses on foreign currency transactions of $7 million and $6 million during the three months ended September 30, 2026 and 2025, respectively, are included within Net sales and Selling, general and administrative expenses within the accompanying consolidated statements of earnings. The impact recorded within Net sales relates solely to foreign currency forward contract derivatives. See Note 4 - Derivative Financial Instruments for further discussion.

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

Inventory and Promotional Merchandise

Inventory and promotional merchandise consists of the following:

(In millions)	September 30, 2026	June 30, 2026
Raw materials	$606	$581
Work in process	218	241
Finished goods	1,157	1,017
Promotional merchandise	166	160
Total inventory and promotional merchandise	$2,147	$1,999

Property, Plant and Equipment

Property, plant and equipment consists of the following:

($ in millions)	September 30, 2026	June 30, 2026
Assets (Useful Life)
Land and improvements(1)	$71	$71
Buildings and improvements (10 to 40 years)	1,018	1,010
Machinery and equipment (3 to 20 years)	1,407	1,391
Computer hardware and software (2 to 10 years)	2,127	2,098
Furniture and fixtures (5 to 10 years)	140	142
Leasehold improvements	2,690	2,687
Construction in progress	233	263
Total property, plant and equipment, gross	7,686	7,662
Less accumulated depreciation and amortization	(4,979)	(4,857)
Total property, plant and equipment, net	$2,707	$2,805

(1)Land improvements are depreciated over a 10 year useful life.

Depreciation and amortization of property, plant and equipment was $170 million during each of the three months ended September 30, 2026 and 2025. Depreciation and amortization related to the Company’s manufacturing process is included in Cost of sales, accelerated depreciation and amortization related to the restructuring component of the Profit Recovery and Growth Plan is included in Restructuring and other charges and all other depreciation and amortization is included in Selling, general and administrative expenses in the accompanying consolidated statements of earnings.

Income Taxes

The effective rate for income taxes was 32.5% and 56.9% for the three months ended September 30, 2026 and 2025, respectively, a 2,440 basis point decrease period over period. The extent of the period-over-period change was broadly impacted by the lower earnings before taxes for the three months ended September 30, 2025. The decrease in the effective tax rate was primarily attributable to a more favorable estimated full year geographical mix of earnings partially offset by the estimated increase in unrecognized tax benefits primarily related to transfer pricing matters impacting multiple tax jurisdictions.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 4, 2025, the One Big Beautiful Bill Act was enacted. This legislation includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business tax provisions. The estimated fiscal 2027 impact of the provisions that became effective in fiscal 2027 is not expected to be material.

As of September 30, 2026 and June 30, 2026, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, totaled $178 million and $174 million, respectively. The total amount of unrecognized tax benefits at September 30, 2026 that, if recognized, would affect the effective tax rate was $172 million. The total gross interest and penalties accrued related to unrecognized tax benefits during the three months ended September 30, 2026 in the accompanying consolidated statements of earnings was $2 million. The total gross accrued interest and penalties in the accompanying consolidated balance sheets at September 30, 2026 and June 30, 2026, was $23 million and $22 million, respectively.

At September 30, 2026 and June 30, 2026, total Other assets of $1,991 million and $1,919 million included $1,509 million and $1,427 million of deferred tax assets, respectively.

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

Outstanding obligations confirmed as valid totaling $44 million and $87 million as of September 30, 2026 and June 30, 2026, respectively, are included in Accounts payable in the accompanying consolidated balance sheets.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(In millions)	September 30, 2026	June 30, 2026
Accrued employee compensation	$460	$697
Accrued income taxes	332	205
Accrued payroll and other non-income taxes	399	328
Accrued restructuring	432	531
Accrued sales incentives	320	338
Accrued selling, advertising, marketing, promotion and product development	321	276
Deferred revenue	319	282
Other	1,305	1,094
Total other accrued liabilities	$3,888	$3,751

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

Effective for the Company: The guidance became effective for the Company’s first quarter of fiscal 2027 and has been applied prospectively.

Impact on consolidated financial statements: The Company has elected to adopt the practical expedient related to the estimation of expected credit losses beginning in the first quarter of fiscal 2027, which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. When determining the appropriate allowance for credit losses, the Company will continue to evaluate certain criteria, including aging and historical write-offs and the current economic condition of specific customers. The adoption of this practical expedient did not have a material impact on the Company's consolidated financial statements.

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

The following table presents goodwill by product category and the related change in the carrying amount:

(In millions)	Skin Care	Makeup	Fragrance	Hair Care	Total
Balance as of June 30, 2026
Goodwill	$1,543	$1,116	$271	$353	$3,283
Accumulated impairments	(401)	(745)	(30)	—	(1,176)
	1,142	371	241	353	2,107

Translation adjustments, goodwill	38	—	(1)	—	37
Translation adjustments, accumulated impairments	(36)	—	—	—	(36)
	2	—	(1)	—	1

Balance as of September 30, 2026
Goodwill	1,581	1,116	270	353	3,320
Accumulated impairments	(437)	(745)	(30)	—	(1,212)
Total goodwill	$1,144	$371	$240	$353	$2,108

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2026			June 30, 2026
(In millions)	Gross Carrying Value	Accumulated Amortization	Total Net Book Value	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Amortizable intangible assets:
Customer lists and other	$1,969	$1,476	$493	$1,870	$1,372	$498
Non-amortizable intangible assets:
Trademarks			3,088			3,081
Total other intangible assets, net			$3,581			$3,579

The aggregate amortization expense related to amortizable intangible assets was $26 million for each of the three months ended September 30, 2026 and 2025. The estimated aggregate amortization expense for the remainder of fiscal 2027 and for each of the next four fiscal years related to amortizable intangible assets as of September 30, 2026 is as follows:

	Fiscal
(In millions)	2027	2028	2029	2030	2031
Estimated aggregate amortization expense	$62	$71	$70	$68	$50

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

The expanded component of the restructuring program began during the Company’s fiscal 2025 third quarter with all initiatives expected to be approved by the end of fiscal 2026, with specific initiatives under the expanded component of the restructuring program expected to be substantially completed by the end of fiscal 2027. The focus of the overall expanded restructuring program (collectively the “Restructuring Program”) includes (i) reorganization and rightsizing of certain areas, (ii) simplification and acceleration of processes, (iii) outsourcing of select services and (iv) evolution of go-to-market footprint and selling models.

As of June 30, 2026, approvals under the Restructuring Program concluded, and by the end of fiscal 2027, the cumulative approved initiatives are expected to be substantially completed.

Based on the total approved initiatives, the Company estimates a final net reduction of approximately 10,000 positions globally. This net reduction takes into account the elimination of positions after retraining and redeployment of certain employees in select areas.

Based on the total approved initiatives, the Company estimates total restructuring and other charges of approximately $1,700 million, before taxes, consisting of employee-related costs, asset-related costs, contract terminations and other costs associated with implementing these initiatives. Other than the non-cash charges, initiatives are funded from cash provided by operations.

Additional information relating to the Company's Profit Recovery and Growth Plan and related Restructuring Program, as well as the cumulative Restructuring Program approvals through June 30, 2026 by major cost type and specific actions taken since the inception of the Restructuring Program are included in Notes to Consolidated Financial Statements, Note 7 - Charges Associated with Restructuring and Other Activities in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

The Company records approved charges associated with restructuring and other activities once the relevant accounting criteria have been met.

Total cumulative charges recorded associated with restructuring and other activities for the Restructuring Program were:

	Sales Returns (included in Net Sales)	Cost of Sales	Operating Expenses		Total
(In millions)			Restructuring Charges	Other Charges
Total Charges
Cumulative charges through June 30, 2026	$13	$7	$1,132	$282	$1,434
Three months ended September 30, 2026	1	—	6	34	41
Cumulative charges through September 30, 2026	$14	$7	$1,138	$316	$1,475

Included in the above table, cumulative restructuring charges recorded by the Company in connection with the Restructuring Program as of September 30, 2026, by major cost type were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Restructuring Charges (Adjustments)
Cumulative charges through June 30, 2026	$1,017	$77	$25	$13	$1,132
Three months ended September 30, 2026	(8)	14	—	—	6
Cumulative charges through September 30, 2026	$1,009	$91	$25	$13	$1,138

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in accrued restructuring charges from the Restructuring Program for the three months ended September 30, 2026 were:

(In millions)	Employee- Related Costs	Asset- Related Costs	Contract Terminations	Other Exit Costs	Total
Balance at June 30, 2026	$608	$—	$23	$1	$632
Charges (adjustments)	(8)	14	—	—	6
Cash payments	(89)	—	(21)	(1)	(111)
Non-cash asset-related costs	—	(13)	—	—	(13)
Translation and other adjustments	(2)	—	(1)	—	(3)
Balance at September 30, 2026	$509	$1	$1	$—	$511

Accrued restructuring charges at September 30, 2026 relating to the Restructuring Program are expected to result in cash expenditures funded from cash provided by operations of approximately $417 million, $78 million and $16 million for the remainder of fiscal 2027 and for fiscal 2028 and 2029, respectively.

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

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company addresses certain financial exposures through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not utilize derivative financial instruments for trading or speculative purposes. At September 30, 2026, the notional amount of derivatives not designated as hedging instruments was $3,448 million.

Fair Value Hedges

The Company enters into interest rate contracts to manage the exposure to interest rate fluctuations on its funded indebtedness. At September 30, 2026, the Company has interest rate swap contracts, with notional amounts totaling $700 million, $300 million and $600 million to effectively convert the fixed rate interest on its 2030 Senior Notes, 2031 Senior Notes and 2034 Senior Notes, respectively, to variable interest rates based on the Secured Overnight Financing Rate ("SOFR") plus a margin. These interest rate swap contracts are designated as fair value hedges of the related long-term debt, and the changes in the fair value of the interest rate swap contracts are exactly offset by the change in the fair value of the underlying long-term debt.

The Company enters into cross-currency swap contracts to manage the exposure of foreign exchange rate fluctuations on its intercompany foreign currency denominated debt. At September 30, 2026, the Company has cross-currency swap contracts with notional amounts totaling $406 million, to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt. The cross-currency swap contracts are designated as fair value hedges of the related intercompany debt, and the gains and losses representing hedge components included in the assessment of effectiveness are presented in the same line item as the earnings effect of the hedged transaction in the consolidated statements of earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis. The earnings recognition of excluded components is presented in the same line item as the earnings effect of the hedged transaction in the consolidated statements of earnings. Any difference between the changes in the fair value of the excluded components and amounts recognized in earnings will be recognized in Accumulated Other Comprehensive Loss ("AOCI").

The estimated net gain on the Company’s derivative financial instruments designated as fair value hedges as of September 30, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $11 million. The accumulated net gain on derivative financial instruments designated as fair value hedges in AOCI was $3 million and $6 million as of September 30, 2026 and June 30, 2026, respectively.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges

The Company enters into foreign currency forward contracts to hedge anticipated transactions denominated in foreign currencies, for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the cash flows that the Company receives from foreign subsidiaries. The foreign currency forward contracts entered into to hedge anticipated transactions denominated in foreign currencies have been designated as cash flow hedges and have varying maturities through the end of June 2027. Hedge effectiveness of the foreign currency forward contracts is based on the forward method, which includes forward points in the effectiveness assessment. At September 30, 2026, the Company had cash flow hedges outstanding with notional amounts totaling $984 million.

For foreign currency forward contracts that are no longer deemed highly effective, hedge accounting is discontinued and gains and losses in AOCI are reclassified to Net sales when the underlying forecasted transaction occurs. If it is probable that the forecasted transaction will no longer occur, then any gains or losses in AOCI are reclassified to current-period Net sales. As of September 30, 2026, the Company’s foreign currency cash flow hedges were highly effective.

The Company may enter into interest rate forward contracts to hedge anticipated issuance of debt for periods consistent with the Company’s identified exposures. The purpose of the hedging activities is to minimize the effect of interest rate movements on the cost of debt issuance.

The estimated net loss on the Company’s derivative financial instruments designated as cash flow hedges as of September 30, 2026 that is expected to be reclassified from AOCI into earnings, net of tax, within the next twelve months is $9 million. The accumulated net gain on derivative financial instruments designated as cash flow hedges in AOCI was $22 million and $25 million as of September 30, 2026 and June 30, 2026, respectively.

Net Investment Hedges

The Company enters into foreign currency forward contracts and cross-currency swap contracts, designated as net investment hedges, to hedge a portion of its net investment in certain foreign operations. Forward points and cross-currency basis spreads, respectively, are excluded from the effectiveness assessment and are recognized under a systematic and rational method over the life of the hedging instrument in Selling, general and administrative expenses. The purpose of the hedging activities is to minimize the effect of foreign exchange rate movements on the Company’s net investment in these foreign operations. The net investment hedge contracts have varying maturities through the end of November 2029. Hedge effectiveness of the net investment hedge contracts is based on the spot method. At September 30, 2026, the Company had net investment hedges outstanding with notional amounts totaling $1,113 million.

Credit Risk

As a matter of policy, the Company only enters into derivative contracts with counterparties that have a long-term credit rating of at least A- or higher by at least two nationally recognized rating agencies. The counterparties to these contracts are major financial institutions. Exposure to credit risk in the event of nonperformance by any of the counterparties is limited to the gross fair value of contracts in asset positions, which totaled $36 million at September 30, 2026. To manage this risk, the Company has strict counterparty credit guidelines that are continually monitored. Accordingly, management believes risk of loss under these hedging contracts is remote.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the Company’s derivative financial instruments included in the consolidated balance sheets are presented as follows:

	Asset Derivatives			Liability Derivatives
		Fair Value (1)			Fair Value (1)
(In millions)	Balance Sheet Location	September 30, 2026	June 30, 2026	Balance Sheet Location	September 30, 2026	June 30, 2026
Derivatives Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$10	$29	Other accrued liabilities	$21	$24
Cross-currency swap contracts(2)	Prepaid expenses and other current assets; Other assets	14	34	Other accrued liabilities	8	1
Interest rate contracts	Prepaid expenses and other current assets	—	—	Other accrued liabilities	175	118
Total Derivatives Designated as Hedging Instruments		24	63		204	143
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	12	11	Other accrued liabilities	6	23
Total derivatives		$36	$74		$210	$166

(1)See Note 5 – Fair Value Measurements for further information about how the fair value of derivative assets and liabilities are determined.
(2)Included in the asset derivatives for the cross-currency swap contracts at September 30, 2026 and June 30, 2026 is approximately $6 million and $17 million, respectively, classified within Other assets in the accompanying consolidated balance sheets.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amounts of the gains and losses related to the Company’s derivative financial instruments designated as hedging instruments that are included in the assessment of effectiveness are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings(1)
	Three Months Ended September 30,			Three Months Ended September 30,
(In millions)	2026	2025		2026	2025
Derivatives in Cash Flow Hedging Relationships:
Foreign currency forward contracts	$(11)	$16	Net sales	$(8)	$—
Total cash flow hedges	(11)	16		(8)	—
Derivatives in Net Investment Hedging Relationships(2):
Foreign currency forward contracts(3)	3	—		—	—
Cross-currency swap contracts(4)	(14)	15		—	—
Total net investment hedges	(11)	15		—	—

Total derivatives	$(22)	$31		$(8)	$—

(1)There was no amount reclassified into the accompanying consolidated statements of earnings as a result of the discontinuance of cash flow hedges because it is probable that forecasted transactions will not occur by the end of the original time period.
(2)Included within translation adjustments as a component of AOCI on the Company’s consolidated balance sheets.
(3)During each of the three months ended September 30, 2026 and 2025, the gain recognized in the accompanying consolidated statements of earnings from foreign currency forward contracts related to the amount excluded from effectiveness testing was $3 million.
(4)During each of the three months ended September 30, 2026 and 2025, the gain recognized in the accompanying consolidated statements of earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing was $3 million.

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,
(In millions)		2026	2025
Derivatives in Fair Value Hedging Relationships:
Cross-currency swap contracts (1)	Selling, general and administrative	$(10)	$12
Interest rate contracts (2)	Interest expense	$(57)	$4

(1)Changes in the fair value representing hedge components included in the assessment of effectiveness of the cross-currency swap contracts are exactly offset by the change in the fair value of the underlying intercompany foreign currency denominated debt. The gain recognized in the accompanying consolidated statements of earnings from cross-currency swap contracts related to the amount excluded from effectiveness testing during each of the three months ended September 30, 2026 and 2025 was $5 million.
(2)Changes in the fair value of the interest rate contracts are exactly offset by the change in the fair value of the underlying long-term debt.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additional information regarding the cumulative amount of fair value hedging gain (loss) recognized in the accompanying consolidated statements of earnings for items designated and qualifying as hedged items in fair value hedges is as follows:

(In millions)
Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liabilities	Cumulative Amount of Fair Value Hedging Gain (Loss) Included in the Carrying Amount of the Hedged Liability
	September 30, 2026	September 30, 2026
Long-term debt	$1,416	$(175)
Intercompany debt	$—	$(7)

Additional information regarding the effects of fair value and cash flow hedging relationships for derivatives designated and qualifying as hedging instruments is as follows:

	Three Months Ended September 30,
	2026			2025
(In millions)	Net Sales	Selling, General and Administrative	Interest Expense	Net Sales	Selling, General and Administrative	Interest Expense
Total amounts of income and expense line items presented in the accompanying consolidated statements of earnings in which the effects of fair value and cash flow hedges are recorded	$3,715	$2,365	$83	$3,481	$2,296	$86
The effects of fair value and cash flow hedging relationships:
Gain (loss) on fair value hedge relationships – interest rate contracts:
Hedged item	N/A	N/A	57	N/A	N/A	(4)
Derivatives designated as hedging instruments	N/A	N/A	(57)	N/A	N/A	4

Gain (loss) on fair value hedge relationships – cross-currency swap contracts:
Hedged item	N/A	10	N/A	N/A	(12)	N/A
Derivatives designated as hedging instruments	N/A	(10)	N/A	N/A	12	N/A

Loss on cash flow hedge relationships – foreign currency forward contracts:
Amount of loss reclassified from AOCI	(8)	N/A	N/A	—	N/A	N/A

N/A (Not applicable)

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gains and losses related to the Company’s derivative financial instruments not designated as hedging instruments are presented as follows:

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Location of Gain (Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30,
(In millions)		2026	2025
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Selling, general and administrative	$(6)	$16

The Company's derivative financial instruments are subject to enforceable master netting agreements. These agreements permit the net settlement of these contracts on a per-institution basis; however, the Company records the fair value on a gross basis on its consolidated balance sheets based on maturity dates, including those subject to master netting arrangements. The following table provides information as if the Company had elected to offset the asset and liability balances of derivative financial instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties:

	As of September 30, 2026			As of June 30, 2026
(In millions)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)	Gross Amounts of Assets / (Liabilities) Presented in Balance Sheet	Contracts Subject to Netting	Net Amounts of Assets / (Liabilities)
Derivative Financial Instruments
Derivative assets	$36	$(25)	$11	$74	$(40)	$34
Derivative liabilities	(210)	25	(185)	(166)	40	(126)
Total derivatives	$(174)	$—	$(174)	$(92)	$—	$(92)

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

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,008	$—	$—	$1,008
Foreign currency forward contracts	—	22	—	22
Cross-currency swap contracts	—	14	—	14
Total	$1,008	$36	$—	$1,044

Liabilities:
Foreign currency forward contracts	$—	$27	$—	$27
Interest rate contracts	—	175	—	175
Cross-currency swap contracts	—	8	—	8
Total	$—	$210	$—	$210

The following table presents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026:

(In millions)	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,509	$—	$—	$1,509
Foreign currency forward contracts	—	40	—	40
Cross-currency swap contracts	—	34	—	34
Total	$1,509	$74	$—	$1,583

Liabilities:
Foreign currency forward contracts	$—	$47	$—	$47
Interest rate contracts	—	118	—	118
Cross-currency swap contracts	—	1	—	1
Total	$—	$166	$—	$166

The estimated fair values of the Company’s financial instruments not measured at fair value on a recurring basis are as follows:

	September 30, 2026		June 30, 2026
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Current and long-term debt	$7,251	$6,508	$7,306	$6,814
Notes payable and deferred consideration	$133	$127	$123	$122

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

Notes payable and deferred consideration – Notes payable and deferred consideration consist primarily of obligations to a vendor related to deferred service payments. The fair value of notes payable and deferred consideration are calculated based on the net present value of cash payments using an estimated borrowing rate based on quoted prices for a similar liability. The Company’s notes payable and deferred consideration are classified within Level 2 of the valuation hierarchy.

NOTE 6 – REVENUE RECOGNITION

Disaggregation of net sales by the Company's geographic regions are as follows:

	Three Months Ended September 30,
(In millions)	2026	2025
The Americas	$1,227	$1,174
Europe, the United Kingdom and Ireland and Emerging Markets ("EUKEM")	923	901
Asia/Pacific(1)	952	873
Mainland China	614	532
	3,716	3,480
Returns associated with restructuring and other activities	(1)	1
Net sales	$3,715	$3,481

(1)The net sales from the Company’s travel retail business are included in the Asia/Pacific region.

Accounts Receivable

Accounts receivable, net is stated net of the allowance for doubtful accounts, including credit losses, and customer deductions totaling $48 million and $44 million as of September 30, 2026 and June 30, 2026, respectively. Payment terms are short-term in nature and are generally less than one year.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the allowance for credit losses are as follows:

(In millions)	September 30, 2026
Balance at June 30, 2026	$30
Provision for expected credit losses	4
Write-offs, net & other	(1)
Balance at September 30, 2026	$33

The remaining balance of the allowance for doubtful accounts and customer deductions of $15 million and $14 million as of September 30, 2026 and June 30, 2026, respectively, relates to non-credit losses, which are primarily due to customer deductions.

Deferred Revenue

Changes in deferred revenue are as follows:

	September 30,
(In millions)	2026	2025
Deferred revenue, beginning of period	$490	$533
Revenue recognized that was included in the deferred revenue balance at the beginning of the period	(115)	(127)
Revenue deferred during the period	147	141
Other	1	1
Deferred revenue, end of period	$523	$548

Transaction Price Allocated to the Remaining Performance Obligations

The aggregate transaction price allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2026 was $779 million, of which approximately $351 million is expected to be recognized within the next 12 months, with the remainder thereafter. These amounts are comprised of deferred revenue and future royalty revenue from the Company's license arrangements.

At September 30, 2026, the combined estimated revenue expected to be recognized in the next twelve months related to performance obligations included in deferred revenue for customer loyalty programs, gift with purchase promotions, purchase with purchase promotions, gift card liabilities and the Marcolin license arrangement related to TOM FORD is $319 million. The remaining balance of deferred revenue as of September 30, 2026 will be recognized as revenue beyond the next twelve months, of which $195 million relates to the non-refundable upfront payment received as part of the Marcolin licensing arrangement that is being recognized on a straight-line basis over the estimated economic life of the license, which is 20 years ending in fiscal 2043.

As of September 30, 2026, the contractually guaranteed minimum royalty amounts due to the Company in connection with its license arrangements for the remainder of fiscal 2027 and future periods are as follows:

(In millions)	Minimum Remaining Royalties
Fiscal 2027	$24
Fiscal 2028	$32
Fiscal 2029	$34
Fiscal 2030	$35
Fiscal 2031	$35
Thereafter	$96

The royalty revenue associated with TOM FORD is included within the other category and within The Americas region.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7 – PENSION AND POST-RETIREMENT BENEFIT PLANS

The Company maintains pension plans covering substantially all of its full-time employees for its U.S. operations and a majority of its international operations. The Company also maintains post-retirement benefit plans that provide certain medical and dental benefits to eligible employees. Descriptions of these plans are included in Notes to Consolidated Financial Statements, Note 15 – Pension and Post-retirement Benefit Plans in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

The components of net periodic benefit cost for the three months ended September 30, 2026 and 2025 consisted of the following:

	Pension Plans				Other than Pension Plans
	U.S.		International		Post-retirement
(In millions)	2026	2025	2026	2025	2026	2025
Service cost	$8	$9	$5	$7	$—	$—
Interest cost	14	14	5	4	2	2
Expected return on plan assets	(13)	(13)	(7)	(7)	—	—
Amortization of:
Actuarial loss	6	5	—	—	—	—
Prior service cost	—	—	—	—	(1)	(1)
Special termination benefits	—	—	—	1	—	—
Net periodic benefit cost	$15	$15	$3	$5	$1	$1

The amounts recognized in the consolidated balance sheets related to the Company’s pension and post-retirement benefit plans consist of the following:

(In millions)	September 30, 2026	June 30, 2026
Other assets	$186	$200
Other accrued liabilities	(45)	(45)
Other noncurrent liabilities	(294)	(301)
Funded status	(153)	(146)
Accumulated other comprehensive loss	176	174
Net amount recognized	$23	$28

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

Management's assessments of the Company's pending litigation and other legal proceedings, including the stockholder derivative complaints, included in the Securities Class Action and Derivative Matters section below, and Cosmetic Talcum Powder Matters, are subject to inherent uncertainties and may change based on future developments.

Securities Class Action and Derivative Matters

During the fiscal 2026 fourth quarter, the parties to the securities class action litigation (alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged materially false and misleading statements) reached an agreement in principle to settle. As of June 30, 2026, the total settlement amount was funded, which includes the amounts paid by the insurance carriers. As such there are no amounts related to this matter reflected in the accompanying consolidated balance sheets as of September 30, 2026 or June 30, 2026. On August 20, 2026, the Company received final approval of the settlement amount from the Court. A minimal number of reported class members opted out of the settlement. At this time, no complaints have been filed by these members, and the Company believes it is not possible at this time to reasonably assess the outcome of any potential complaints or to estimate the loss or range of losses, if any. There is no impact to the fiscal 2027 consolidated financial statements for the securities class action litigation.

Additional information relating to the securities class action litigation and related settlement is included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Stockholder derivative complaints were filed on February 1, 2024 and March 15, 2024 in the United States District Court for the Southern District of New York against certain current and former officers and directors of the Company and were voluntarily dismissed without prejudice in April 2024. The Company subsequently received stockholder litigation demands requesting that the Board investigate similar allegations. A committee of the Board has been formed to review these demands and make recommendations, as appropriate.

Two additional stockholder derivative complaints were filed on May 8, 2025 in the United States District Court for the Southern District of New York and were consolidated into a single case. Plaintiffs in that consolidated derivative action filed a consolidated amended complaint on August 21, 2026; one stockholder derivative complaint was filed on June 23, 2025 in the Supreme Court of the State of New York in Kings County; and four additional stockholder derivative complaints were filed on September 15, 2025, September 26, 2025, November 11, 2025 and November 12, 2025 in the Delaware Court of Chancery against certain current and former officers and directors, asserting claims including breach of fiduciary duty, unjust enrichment as well as claims of waste, gross mismanagement and insider trading. One of the Delaware complaints originally filed in September was voluntarily dismissed (as it was filed on behalf of an individual rather than a related trust that held Company stock) and refiled on November 11, 2025 by actual shareholders. The four Delaware stockholder derivative actions were consolidated into a single case and plaintiffs in that consolidated derivative action filed a single, consolidated complaint on August 24, 2026. An additional stockholder derivative complaint was filed on July 24, 2026 in the Delaware Court of Chancery against certain current and former officers and directors, asserting claims substantially similar to those in the other Delaware complaints; and additional stockholder derivative complaints were filed in the United States District Court for the Southern District of New York on August 14, 2026 and September 22, 2026 based on allegations similar to those in the existing complaints.

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

In connection with the Talcum litigation settlement agreements, the Company recorded a charge of $159 million in fiscal 2025, representing its best estimate of probable losses for current and potential future claims under these agreements, and as of September 30, 2026, $27 million and $63 million are recorded in Other accrued liabilities and Other noncurrent liabilities, respectively, in the accompanying consolidated balance sheet for these liabilities. Additional charges and reasonably possible losses related to these Talcum litigation settlement agreements, in excess of the initial charge have not been and are not expected to be material.

Outside of the Talcum litigation settlement agreements, other claims are brought and may be brought by plaintiff firms not party to those agreements. As of September 30, 2026, there were 116 cases pending against the Company in U.S. state courts, as compared to 118 cases as of June 30, 2026. During the three months ended September 30, 2026, 27 cases were filed and 29 cases were resolved. For certain claims brought against the Company that have advanced to later stages, specific accruals are recorded as appropriate, and for the remaining pending claims, the Company estimates losses on an aggregate basis based on historical experience.

While amounts recorded (outside the Talcum litigation settlement agreements) for the three months ended September 30, 2026 and 2025, respectively, to either settle cases, or accrue for probable losses, are not material, adverse outcomes on pending or future claims could be material. The Company cannot reasonably estimate the range of reasonably possible losses in excess of accrued amounts for these or future matters. The assessment of the Company’s current cases is ongoing and could change in light of the discovery of additional facts with respect to these cases not presently known to the Company, further legal analysis, or determinations by courts, juries or other finders of fact or deciders of law that vary from the Company’s evaluation of the probable liability or outcome of such cases. The number of new cases filed against the Company has increased in recent periods, consistent with broader trends in litigation involving talcum products generally, and the Company expects that the number of new cases filed against it, and the number of cases pending against it, may continue to increase in future periods.

For the cosmetic talcum powder matters, the Company maintains insurance policies with limited coverage that may offset a portion of defense and settlement costs, subject to policy terms. Recoveries during the period and historically have not been material.

NOTE 9 – STOCK PROGRAMS

Additional information relating to the Company's stock programs are included in Notes to Consolidated Financial Statements, Note 18 - Stock Programs in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Total net stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”). Compensation expense attributable to net stock-based compensation was $70 million and $88 million for the three months ended September 30, 2026 and 2025, respectively.

Stock Options

During the three months ended September 30, 2026, the Company granted stock options in respect of approximately 0.7 million shares of Class A Common Stock with a weighted average exercise price per share of $106.21 and a weighted average grant date fair value per share of $42.99. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Stock Units

During the three months ended September 30, 2026, the Company granted RSUs in respect of approximately 2.3 million shares of Class A Common Stock with a weighted average grant date fair value per share of $106.06 that, at the time of grant, are scheduled to vest at 0.9 million, 0.8 million, and 0.6 million shares per year, in fiscal 2028, fiscal 2029 and fiscal 2030, respectively. Vesting of RSUs is generally subject to the continued employment or the retirement of the grantees. The RSUs are generally accompanied by dividend equivalent rights, payable upon settlement of the RSUs either in cash or shares (based on the terms of the particular award) and, as such, were generally valued at the closing market price of the Company’s Class A Common Stock on the date of grant.

Performance Share Units
During the three months ended September 30, 2026, the Company granted PSUs with a target payout of approximately 0.2 million shares of Class A Common Stock with a grant date fair value per share of $106.21, the amount of which will be settled in stock subject to the achievement of the Company’s net sales goals for the three fiscal years ending June 30, 2029 and operating income margin goal for the fiscal year ending June 30, 2029, all subject to continued employment or the retirement of the grantees. PSUs are accompanied by dividend equivalent rights that will be payable in cash upon settlement of the PSUs and, as such, were valued at the closing market value of the Company’s Class A Common Stock on the date of grant.
For the PSUs granted in fiscal 2024 with a performance period ended June 30, 2026, the target goals set at the time of issuance were not achieved, resulting in no shares of the Company’s Class A Common Stock issued related to these awards.

NOTE 10 – NET EARNINGS PER COMMON SHARE

Net earnings per common share (“basic EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding and shares underlying RSUs and PSUs where the vesting conditions have been met. Net earnings per common share assuming dilution (“diluted EPS”) is computed by reflecting potential dilution from stock-based awards using the treasury stock method.

A reconciliation between the numerator and denominator of the basic and diluted EPS computations is as follows:

	Three Months Ended September 30,
(In millions, except per share data)	2026	2025
Numerator:
Net earnings	$233	$47

Denominator:
Weighted average common shares outstanding – Basic	363.3	361.2
Effect of dilutive stock options	—	—
Effect of RSUs	2.8	2.1
Effect of PSUs	—	—
Weighted average common shares outstanding – Diluted	366.1	363.3

Net earnings per common share:
Basic	$.64	$.13
Diluted	$.64	$.13

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The shares of Class A Common Stock underlying stock options, RSUs and PSUs that were excluded in the computation of diluted EPS because their inclusion would be anti-dilutive were as follows:

	Three Months Ended September 30,
(In millions)	2026	2025
Stock options	8.3	8.5
RSUs and PSUs	0.9	0.7

As of September 30, 2026 and 2025, 0.6 million and 0.5 million shares, respectively, of Class A Common Stock underlying PSUs have been excluded from the computation of diluted EPS as the number of shares ultimately issued is contingent on the achievement of applicable performance targets of the Company, as discussed in Notes to Consolidated Financial Statements, Note 18 – Stock Programs in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 – EQUITY
Total Stockholders’ Equity

	Three Months Ended September 30,
(In millions, except per share data)	2026	2025
Common stock, beginning of the period	$6	$6
Stock-based compensation	—	—
Common stock, end of the period	6	6

Paid-in capital, beginning of the period	7,378	7,012
Common stock dividends	2	3
Stock-based compensation	117	126
Paid-in capital, end of the period	7,497	7,141

Retained earnings, beginning of the period	11,341	11,672
Common stock dividends	(129)	(128)
Net earnings	233	47
Retained earnings, end of the period	11,445	11,591

Accumulated other comprehensive loss, beginning of the period	(1,153)	(1,127)
Other comprehensive earnings (loss)	10	(14)
Accumulated other comprehensive loss, end of the period	(1,143)	(1,141)

Treasury stock, beginning of the period	(13,766)	(13,698)
Stock-based compensation	(1)	(9)
Treasury stock, end of the period	(13,767)	(13,707)

Total equity	$4,038	$3,890

Cash dividends declared per common share	$.35	$.35

The following is a summary of quarterly cash dividends declared per share on the Company’s Class A and Class B Common Stock during the three months ended September 30, 2026:

Date Declared	Record Date	Payable Date	Amount per Share
August 18, 2026	August 31, 2026	September 15, 2026	$.35

On October 30, 2026, a dividend was declared in the amount of $.35 per share on the Company’s Class A and Class B Common Stock. The dividend is payable in cash on December 15, 2026 to stockholders of record at the close of business on November 30, 2026.

Common Stock
Beginning in December 2022, the Company suspended the repurchase of shares of its Class A Common Stock under its publicly announced program. The Company may resume repurchases in the future.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The following table represents changes in accumulated other comprehensive loss, net of tax, by component for the three months ended September 30, 2026:

(In millions)	Net Cash Flow Hedge	Cross-Currency Swap Contracts - Fair Value Hedge(1)	Amounts Included in Net Periodic Benefit Cost	Translation Adjustments		Total
Balance at June 30, 2026	$18	$5	$(130)	$(1,046)		$(1,153)
OCI before reclassifications (2)	(8)	1	(4)	15	(3)	4
Amounts reclassified to Net earnings	6	(4)	4	—		6
Net current-period OCI	(2)	(3)	—	15		10
Balance at September 30, 2026	$16	$2	$(130)	$(1,031)		$(1,143)

(1)The gain recognized in AOCI, net of tax from cross-currency swap contracts represents the amount excluded from effectiveness testing.
(2)The tax benefit (provision) included in Net Cash Flow Hedge, Cross-Currency Swap Contracts - Fair Value Hedge, Amounts Included in Net Periodic Benefit Cost and Translation Adjustments was $3 million, $(1) million, $3 million and $5 million, respectively.
(3)See Note 4 – Derivative Financial Instruments for gains (losses) relating to net investment hedges.

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table represents the effects of reclassification adjustments from AOCI into net earnings for the three months ended September 30, 2026 and 2025:

	Amount Reclassified from AOCI		Affected Line Item in Consolidated Statements of Earnings
	Three Months Ended September 30,
(In millions)	2026	2025
Loss on Cash Flow Hedges
Foreign currency forward contracts	$(8)	$—	Net sales
Benefit for income taxes	2	—	Provision for income taxes
Total loss on cash flow hedges, net of tax	(6)	—	Net earnings

Gain on Cross-Currency Swap Contracts - Fair Value Hedge
Cross-currency swap contracts	5	5	Selling, general and administrative
Provision for income taxes	(1)	(1)	Provision for income taxes
Total gain on cross-currency swap contracts - fair value hedge, net of tax	4	4	Net earnings

Retirement Plan and Other Retiree Benefit Adjustments
Amortization of prior service cost	1	1	Other components of net periodic benefit cost
Amortization of actuarial loss	(6)	(5)	Other components of net periodic benefit cost
Total retirement plan and other retiree benefit adjustments, before tax	(5)	(4)	Other components of net periodic benefit cost
Benefit for income taxes	1	1	Provision for income taxes
Total retirement plan and other retiree benefit adjustments, net of tax	(4)	(3)	Net earnings

Total reclassification adjustments, net	$(6)	$1	Net earnings

NOTE 12 – STATEMENT OF CASH FLOWS
Supplemental cash flow information for the three months ended September 30, 2026 and 2025 is as follows:

(In millions)	2026	2025
Cash:
Cash paid during the period for interest	$56	$62
Cash paid during the period for income taxes, net of refunds received	$29	$148

Non-cash investing and financing activities:
Property, plant and equipment accrued but unpaid	$29	$24
Right-of-use assets obtained in exchange for new/modified operating lease liabilities	$116	$53

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
Information about the Company's four operating segments is as follows:

(In millions)	Three Months Ended September 30, 2026
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$3,715
Less: Other category net sales					28
Less: Returns associated with restructuring and other activities					(1)
Segment net sales	$1,651	$1,048	$861	$128	$3,688

Cost of sales	400	275	188	30	893
Selling, general and administrative expenses	989	770	507	93	2,359
Segment operating income	$262	$3	$166	$5	$436
Other category operating income					13
Charges associated with restructuring and other activities					(41)
Operating income					408

Reconciliation to earnings before income taxes:
Interest expense					(83)
Interest income and investment income, net					25
Other components of net periodic benefit cost					(5)
Earnings before income taxes					$345

Segment depreciation and amortization	$85	$54	$44	$7	$190
Other category					1
Depreciation and amortization					$191

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions)	Three Months Ended September 30, 2025
	Skin Care	Makeup	Fragrance	Hair Care	Total
Net sales					$3,481
Less: Other category net sales					25
Less: Returns associated with restructuring and other activities					1
Segment net sales	$1,575	$1,030	$721	$129	$3,455

Cost of sales	419	280	180	36	915
Selling, general and administrative expenses	969	765	455	105	2,294
Segment operating income (loss)	$187	$(15)	$86	$(12)	$246
Other category operating income					9
Charges associated with restructuring and other activities					(86)
Operating income					169

Reconciliation to earnings before income taxes:
Interest expense					(86)
Interest income and investment income, net					30
Other components of net periodic benefit cost					(4)
Earnings before income taxes					$109

Segment depreciation and amortization	$90	$59	$41	$8	$198
Other category					2
Depreciation and amortization					$200

THE ESTÉE LAUDER COMPANIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS

On October 5, 2026, the Company completed the acquisition of the remaining equity interest in Mountain Valley Springs India Private Limited, the owner of the Forest Essentials brand ("Forest Essentials"), an India-based beauty brand grounded in the science of modern Luxurious Ayurveda. The acquisition is expected to further strengthen the Company's portfolio and expand the global reach of the Forest Essentials brand. Prior to the acquisition, the Company held a 49% equity interest in Forest Essentials that was accounted for under the equity method. The transaction will be accounted for as a business combination.

The purchase price for the remaining 51% equity interest of $160 million was funded from cash on hand, and is subject to customary post-closing adjustments. In connection with obtaining a controlling interest in Forest Essentials, the Company expects to recognize a gain in the fiscal 2027 second quarter of approximately $94 million resulting from the remeasurement of its previously held 49% equity interest to fair value. Additionally, the Company paid $37 million related to a one-time inducement payment, which is excluded from the consideration transferred, and will be recognized as an operating expense in the fiscal 2027 second quarter.

Given the limited time since the acquisition date, the initial accounting of the transaction remains incomplete as of the date these consolidated financial statements were issued, as well as consideration of certain required disclosures.

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

	Three Months Ended September 30,
	2026		2025
($ in millions)	$	%	$	%
Net sales	$3,715	100.0%	$3,481	100.0%
Cost of sales	902	24.3	927	26.6
Gross profit	2,813	75.7	2,554	73.4

Operating expenses:
Selling, general and administrative	2,365	63.7	2,296	66.0
Restructuring and other charges	40	1.1	89	2.6
Total operating expenses	2,405	64.7	2,385	68.5

Operating income	408	11.0	169	4.9
Interest expense	83	2.2	86	2.5
Interest income and investment income, net	25	0.7	30	0.9
Other components of net periodic benefit cost	5	0.1	4	0.1

Earnings before income taxes	345	9.3	109	3.1
Provision for income taxes	112	3.0	62	1.8

Net earnings	$233	6.3%	$47	1.4%

Not adjusted for differences caused by rounding

The following table is a comparative summary of operating results for the three months ended September 30, 2026 and 2025, for our product categories and geographic regions and reflects the basis of presentation described in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies and Note 13 – Segment Data and Related Information, for our product categories that meet the definition of reportable segments, for all periods presented. Royalty revenue from license arrangements, and products and services that do not fit within our definitions of skin care, makeup, fragrance and hair care have been included in the “other” category.

THE ESTÉE LAUDER COMPANIES INC.

	Three Months Ended September 30,
(In millions)	2026	2025
NET SALES
By Product Category:
Skin Care	$1,651	$1,575
Makeup	1,048	1,030
Fragrance	861	721
Hair Care	128	129
Other	28	25
	3,716	3,480
Returns associated with restructuring and other activities(1)	(1)	1
Net sales	$3,715	$3,481

By Geographic Region(2):
The Americas	$1,227	$1,174
Europe, the United Kingdom and Ireland and Emerging Markets ("EUKEM")	923	901
Asia/Pacific	952	873
Mainland China	614	532
	3,716	3,480
Returns associated with restructuring and other activities(1)	(1)	1
Net sales	$3,715	$3,481

OPERATING INCOME (LOSS)
By Product Category:
Skin Care	$262	$187
Makeup	3	(15)
Fragrance	166	86
Hair Care	5	(12)
Other	13	9
	449	255
Charges associated with restructuring and other activities(1)	(41)	(86)
Operating income	$408	$169

By Geographic Region(2):
The Americas	$114	$87
EUKEM	44	6
Asia/Pacific	259	150
Mainland China	32	12
	449	255
Charges associated with restructuring and other activities(1)	(41)	(86)
Operating income	$408	$169

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

Period-over-period changes in our net sales are generally attributable to the impacts from (i) pricing on our base portfolio, including changes in mix and those due to strategic pricing actions, (ii) volume on our base portfolio, combined with changes driven by the impact of new product innovation, (iii) acquisitions and/or divestitures, and/or (iv) foreign currency translation. The percentages disclosed for these impacts are calculated on an individual basis.

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

New product innovation includes the introduction of new products, as well as changes related to existing products or where they are sold, including reformulations, regional expansion, repackaging and sets. A product is considered "new innovation" for the twelve-month period following the initial shipment date. Our innovation is launched at different price points than existing products and value derived from innovation may vary from year to year. We continually introduce new products, support new and established products through advertising, merchandising and sampling and phase out existing products that no longer meet the needs of our consumers or our objectives. The economics of developing, producing, launching, supporting and discontinuing products impact our sales and operating performance each period. The introduction of new products often has some cannibalizing effect on sales of existing products, inclusive of potential sales returns, which we take into account in our business planning. The impact of new product introductions, including timing compared to introductions in prior periods, also affects our results. For DECIEM brands, the impact of regional expansion into new markets following the initial twelve-month period continues to be excluded from the base portfolio pricing and volume calculations until the market is on a like for like basis in the base portfolio.
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

Outlook

While we have seen improvements within our business, we are mindful of areas of volatility and uncertainty globally that may impact our results. We continue to face challenges in key markets in the West, including markets in Western Europe and the United States. Within our Asia travel retail business, we continue to monitor the impacts of the change in duty-free retailers servicing the Beijing and Shanghai airports, including the related online businesses. We are also monitoring the conflict in the Middle East as it relates to our business in the domestic markets and travel retail locations in the region. Net sales from locations impacted by the conflict in the Middle East accounted for approximately 2% of consolidated net sales in fiscal 2026 and 2025. We continue to monitor and assess the impact that these areas of volatility and uncertainty may have on net sales and profitability, including impacts to our effective tax rate from changes to our geographical mix of earnings.

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

THE ESTÉE LAUDER COMPANIES INC.

We continue to believe that the best way to increase long-term stockholder value is to provide superior products and services in the most efficient and effective manner while recognizing shifts in consumers’ behaviors and shopping practices. Accordingly, our long-term strategy has numerous initiatives across product categories, brands, geographic regions, channels of distribution and functions designed to grow our sales, provide cost efficiencies, leverage our strengths, such as our history of outstanding creativity and innovation, high quality products and services, and engaging communications, to make us more productive and profitable. We continue to execute against "Beauty Reimagined," our previously announced strategic vision which focuses on accelerating best-in-class consumer coverage, creating transformative innovation, boosting consumer-facing investments, fueling sustainable growth through bold efficiencies and reimagining the way we work, including through the execution of the Profit Recovery and Growth Plan ("PRGP").

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

Restructuring Program Component of the Profit Recovery and Growth Plan

For information about the Restructuring Program Component of the Profit Recovery and Growth Plan, refer to Notes to Consolidated Financial Statements, Note 3 – Charges Associated with Restructuring and Other Activities herein and Notes to Consolidated Financial Statements, Note 7 - Charges Associated with Restructuring and Other Activities in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

NET SALES

	Three Months Ended September 30,
($ in millions)	2026	2025
As Reported:
Net sales	$3,715	$3,481
$ Change from prior-year period	234
% Change from prior-year period	7%

Non-GAAP Financial Measure(1):
% Change from prior-year period in constant currency adjusting for returns associated with restructuring and other activities	6%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Reported net sales increased for the three months ended September 30, 2026, driven by an increase in net sales in the fragrance and skin care product categories, and to a lesser extent, in the makeup product category.

By geographic region, reported net sales increased across all geographic regions for the three months ended September 30, 2026, led by Mainland China and Asia/Pacific.

THE ESTÉE LAUDER COMPANIES INC.
Reported net sales were impacted by approximately $20 million of favorable foreign currency translation for the three months ended September 30, 2026.

Reported net sales increased 7% for the three months ended September 30, 2026, driven by the increase from volume of 7% and the favorable impact from foreign currency translation of 1%. These increases were partially offset by a decrease from pricing of 1%, reflecting changes in mix partially offset by the favorable impact from strategic price actions.
Product Categories
Reported net sales for our product categories for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025	$ Change	% Change	% Change in Constant Currency(1)
Skin Care	$1,651	$1,575	$76	5%	4%
Makeup	1,048	1,030	18	2	1
Fragrance	861	721	140	19	20
Hair Care	128	129	(1)	(1)	—
Other	28	25	3	12	12
	3,716	3,480	236	7	6
Returns associated with restructuring and other activities	(1)	1	(2)	(100+)	(100+)
Net sales	$3,715	$3,481	$234	7%	6%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
Skin Care

Reported skin care net sales increased $76 million, or 5%, for the three months ended September 30, 2026, primarily driven by higher net sales from La Mer and The Ordinary, combined, of approximately $97 million.

Net sales from La Mer increased, reflecting the benefit from new product innovation, including the launch of The Concentrate reformulation, as well as growth from The Treatment Lotion franchise. The increase in net sales from The Ordinary reflected growth from targeted expanded consumer reach as well as the benefit from key campaigns to drive sales growth.
Skin care net sales were impacted by approximately $18 million of favorable foreign currency translation for the three months ended September 30, 2026.

Reported skin care net sales increased 5% for the three months ended September 30, 2026, driven by an increase from volume of 3%, an increase from pricing of 1%, reflecting the favorable impact from strategic pricing actions partially offset by changes in mix, and the favorable impact from foreign currency translation of 1%.

Makeup
Reported makeup net sales increased $18 million, or 2%, for the three months ended September 30, 2026, reflecting higher net sales from M·A·C and TOM FORD, combined, of approximately $59 million. Net sales from M·A·C increased, reflecting higher net sales in the lip subcategory, including the benefit from the launch of Lustreglass Sheer-Shine Lipstick and Lustreglass Stainglass Lip Tint, as well as the benefit from targeted expanded consumer reach. The increase in net sales from TOM FORD was primarily driven by higher net sales in the lip and face subcategories, reflecting the benefit from new product innovation.

THE ESTÉE LAUDER COMPANIES INC.
Partially offsetting the makeup net sales increase were lower net sales, primarily from Estée Lauder, Too Faced and Bobbi Brown Cosmetics, combined, of approximately $20 million. Estée Lauder net sales decreased, reflecting lower net sales in the face subcategory, including the impact from the timing of new product innovation, partially offset by incremental sales from the next-generation of Double Wear Stay-in-Place Longwear Matte Foundation that launched in the second half of fiscal 2026. The decrease in net sales from Too Faced reflected the impact of closures of certain specialty-multi retailer-operated shop-in-shop doors. Bobbi Brown Cosmetics net sales decreased, driven by lower net sales within the department store channel, which included the impact from the strategic exit from certain retailers.

Makeup net sales were impacted by approximately $4 million of favorable foreign currency translation for the three months ended September 30, 2026.

Reported makeup net sales increased 2% for the three months ended September 30, 2026, driven by an increase from volume of 5%, partially offset by a decrease from pricing of 3%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions.

Fragrance

Reported fragrance net sales increased $140 million, or 19%, for the three months ended September 30, 2026, primarily driven by higher net sales from Le Labo, TOM FORD, Jo Malone London and Estée Lauder, combined, of approximately $117 million. The increase in net sales from Le Labo was led by the Classic Collection and City Exclusives Collection, which reflected the benefit from new product innovation, targeted expanded consumer reach and the success of hero products. Net sales from TOM FORD increased, within both the Private Blend and Signature franchises, reflecting the benefit from new product innovation which created halo benefits on existing products. Net sales from Jo Malone London increased, reflecting the benefit from new product innovation and growth within hero franchises, supported by targeted expanded consumer reach. The increase in net sales from Estée Lauder was driven by higher net sales from the launch of Glimmer Eau de Parfum Spray.

Fragrance net sales were impacted by approximately $1 million of unfavorable foreign currency translation for the three months ended September 30, 2026.

Reported fragrance net sales increased 19% for the three months ended September 30, 2026, driven by an increase from volume of 20%, partially offset by a decrease from pricing of 1%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions.

Hair Care

Reported hair care net sales decreased $1 million, or 1%, for the three months ended September 30, 2026, including the unfavorable impact of foreign currency translation of 1%. Including the unfavorable impact of foreign currency translation, the decrease in hair care net sales primarily reflected lower net sales from Aveda and higher net sales from The Ordinary.

The decrease in net sales from Aveda reflected lower shipments primarily due to brand-specific supply chain logistical challenges.

The increase in net sales from The Ordinary benefitted from the Multi-Peptide Serum for Hair Density, as well as targeted expanded consumer reach.

Hair care net sales were impacted by approximately $1 million of unfavorable foreign currency translation for the three months ended September 30, 2026.

Reported hair care net sales decreased 1% for the three months ended September 30, 2026, driven by a decrease from pricing of 7%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions, and the unfavorable impact of foreign currency translation of 1%. These decreases were largely offset by an increase from volume of 7%.

THE ESTÉE LAUDER COMPANIES INC.

Geographic Regions

Reported net sales by geographic region for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025	$ Change	% Change	% Change in Constant Currency(2)
The Americas	$1,227	$1,174	$53	5%	4%
EUKEM	923	901	22	2	4
Asia/Pacific(1)	952	873	79	9	10
Mainland China	614	532	82	15	9
	3,716	3,480	236	7	6
Returns associated with restructuring and other activities	(1)	1	(2)	(100+)	(100+)
Net sales	$3,715	$3,481	$234	7%	6%

(1)The net sales from our travel retail business are included in the Asia/Pacific region.
(2)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

Reported net sales increased for the three months ended September 30, 2026, primarily driven by higher net sales in our travel retail business and Mainland China, combined, of approximately $169 million.

The increase in net sales in our travel retail business was led by Asia travel retail, primarily driven by (i) net sales growth from the Beijing and Shanghai airports, reflecting an increase in replenishment orders amid continued stabilization following changes in duty-free retailers, including the related online businesses, that began in the fiscal 2026 second quarter and (ii) Hainan travel retail, driven by the improvement in online retail sales.

The increase in net sales in Mainland China for the three months ended September 30, 2026 reflected growth from existing products as well as new product innovation, benefiting from success during key shopping moments and key campaigns to drive sales growth.

Reported net sales in The Americas increased 5% for the three months ended September 30, 2026, driven by an increase from volume of 7%, partially offset by a decrease from pricing of 3%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions.

Reported net sales in EUKEM increased 2% for the three months ended September 30, 2026, driven by an increase from volume of 6%. This increase was partially offset by a decrease from pricing of 2%, reflecting changes in mix partially offset by the favorable impact from strategic pricing actions, and the unfavorable impact from foreign currency translation of 1%.

Reported net sales in Asia/Pacific increased 9% for the three months ended September 30, 2026, driven by an increase from volume of 9% and an increase from pricing of 1%, reflecting the favorable impact from strategic pricing actions partially offset by changes in mix. Partially offsetting these increases was the unfavorable impact from foreign currency translation of 1%.

Reported net sales in Mainland China increased 15% for the three months ended September 30, 2026, driven by the favorable impact from foreign currency translation of 7%, an increase from volume of 6% and an increase from pricing of 2%, reflecting changes in mix and the favorable impact from strategic pricing actions.

THE ESTÉE LAUDER COMPANIES INC.
GROSS MARGIN
Gross margin increased to 75.7% for the three months ended September 30, 2026, as compared with 73.4% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended
September 30, 2026
As Reported:
Mix of business	155
Obsolescence charges	(5)
Manufacturing costs and other	55
Foreign exchange transactions	35
Charges associated with restructuring and other activities	(10)
As Reported Gross Margin Basis Point Variance	230

Non-GAAP Financial Measure Adjustments
Charges associated with restructuring and other activities	10
Non-GAAP Gross Margin Basis Point Variance	240

The increase in gross margin for the three months ended September 30, 2026 reflected favorability across our mix of business, including the benefit from the increase in net sales, net strategic pricing, product mix, as well as net benefits enabled through the PRGP. Within manufacturing costs and other, net benefits enabled through the PRGP, related to the favorable impact of cost efficiencies within our global supply chain network, and the favorable impact from shifts within our manufacturing network, were partially offset by the impact from inflation on our costs.

THE ESTÉE LAUDER COMPANIES INC.
OPERATING EXPENSES
Operating expenses as a percentage of net sales were 64.7% for the three months ended September 30, 2026, as compared with 68.5% in the prior-year period.

Favorable (Unfavorable) Basis Points
Three Months Ended
September 30, 2026
As Reported:
Selling	120
Advertising	(140)
Promotional	40
Store operating costs	(10)
Consumer-facing operating expenses(1)	10
General and administrative	30
Shipping	—
Marketing	90
Product development	20
Stock-based compensation	60
Foreign exchange transactions	20
Non-consumer-facing operating expenses	220

Charges associated with restructuring and other activities	150
As Reported Operating Expense Margin Basis Point Variance	380

Non-GAAP Financial Measure Adjustments:
Impact of restructuring and other activities	140
Non-GAAP Operating Expense Margin Basis Point Variance	240

(1)Consumer-facing operating expenses in this table and within the operating expense margin discussion below do not include the impact of co-operative advertising expenses that are recorded as a reduction of revenue, however, our references to consumer-facing investments throughout the remainder of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations include the consumer-facing operating expenses noted above as well as the impact of co-operative advertising expenses that are recorded as a reduction of revenue.

The favorability in our operating expense margin for the three months ended September 30, 2026 primarily reflected the impact of the increase in net sales which largely offset the impact from the overall increase in investments in consumer-facing areas of the business to drive sales, primarily in advertising expenses, including through new product innovation, key campaigns, and targeted expanded consumer reach. The favorability in the impact from non-consumer-facing expenses was also largely driven by the impact of the increase in net sales, and also reflected overall lower expenses collectively, driven by a reduction in employee-related costs enabled through the PRGP.

THE ESTÉE LAUDER COMPANIES INC.

OPERATING RESULTS

	Three Months Ended September 30,
($ in millions)	2026	2025
As Reported:
Operating income	$408	$169
$ Change from prior-year period	239
% Change from prior-year period	100+%

Operating margin	11.0%	4.9%

Non-GAAP Financial Measure(1):
% Change in operating income from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	76%

(1)See “Reconciliations of Non-GAAP Financial Measures” beginning on page 47 for reconciliations between non-GAAP financial measures and the most directly comparable U.S. GAAP measures.
The increase in reported operating margin for the three months ended September 30, 2026 was primarily driven by the increase in net sales and the increase in gross margin, as discussed above.
Product Categories
Reported operating income (loss) for our product categories for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025	$ Change	% Change
Skin Care	$262	$187	$75	40%
Makeup	3	(15)	18	100+
Fragrance	166	86	80	93
Hair Care	5	(12)	17	100+
Other	13	9	4	44
	449	255	194	76
Charges associated with restructuring and other activities	(41)	(86)	45	52
Operating income	$408	$169	$239	100+%
Skin Care

Reported skin care operating income increased $75 million, or 40%, for the three months ended September 30, 2026, primarily driven by an increase in net sales, as well as lower non-consumer-facing expenses, including a reduction in employee-related costs, partially offset by an increase in consumer-facing investments to drive sales growth, primarily in advertising expenses, including to support new product innovation, key campaigns and targeted expanded consumer reach.

Makeup

Reported makeup operating results increased $18 million, or over 100%, for the three months ended September 30, 2026, primarily driven by an increase in net sales, as well as lower non-consumer-facing expenses, including a reduction in employee-related costs, partially offset by an increase in consumer-facing investments to drive sales growth, including to support new product innovation, key campaigns and targeted expanded consumer reach. The overall increase in consumer-facing expenses was partially offset by the strategic reduction in selling expenses.

THE ESTÉE LAUDER COMPANIES INC.

Fragrance

Reported fragrance operating income increased $80 million, or 93%, for the three months ended September 30, 2026, primarily driven by higher net sales, partially offset by an increase in consumer-facing investments to drive sales growth, primarily in advertising expenses, including to support new product innovation, key campaigns and targeted expanded consumer reach.

Hair Care

Reported hair care operating results increased $17 million, or over 100%, for the three months ended September 30, 2026, primarily driven by lower non-consumer-facing expenses, including a reduction in employee-related costs, and lower cost of sales.
Geographic Regions
Reported operating income for our geographic regions for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
($ in millions)	2026	2025	$ Change	% Change
The Americas	$114	$87	$27	31%
EUKEM	44	6	38	100+
Asia/Pacific(1)	259	150	109	73
Mainland China	32	12	20	100+
	449	255	194	76
Charges associated with restructuring and other activities	(41)	(86)	45	52
Operating income	$408	$169	$239	100+%

(1)The operating results from our travel retail business are included in the Asia/Pacific region.

Reported operating income in The Americas increased $27 million, or 31%, for the three months ended September 30, 2026, primarily driven by higher net sales and lower cost of sales, partially offset by an increase in consumer-facing investments to drive sales growth, primarily in advertising expenses, including to support new product innovation, key campaigns and targeted expanded consumer reach.
Reported operating income in EUKEM increased $38 million, or over 100%, for the three months ended September 30, 2026, primarily driven by higher net sales, as well as a decrease in non-consumer-facing expenses, including a reduction in employee-related costs, partially offset by an increase in consumer-facing investments to drive sales growth, including to support new product innovation, key campaigns and targeted expanded consumer reach. The increase in overall consumer-facing investments was partially offset by the strategic reduction in selling expenses.

Reported operating income in Asia/Pacific increased $109 million, or 73%, for the three months ended September 30, 2026, primarily driven by higher net sales and, to a lesser extent, lower cost of sales.

Reported operating income in Mainland China increased $20 million, or over 100%, for the three months ended September 30, 2026, primarily driven by higher net sales, partially offset by an increase in consumer-facing investments to drive sales growth, including to support new product innovation, key shopping moments and key campaigns.

THE ESTÉE LAUDER COMPANIES INC.

INTEREST AND INVESTMENT INCOME

	Three Months Ended September 30,
(In millions)	2026	2025
Interest expense	$83	$86
Interest income and investment income, net	$25	$30
Interest expense decreased for the three months ended September 30, 2026, primarily reflecting lower average interest rates compared to the prior-year period. Interest income and investment income, net decreased, primarily driven by the unfavorable year-over-year impact related to our cost method minority investments, reflecting an impairment in the current-year period as compared to investment gains in the prior-year period.

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

	Three Months Ended September 30,
	2026	2025
Effective rate for income taxes	32.50%	56.90%
Basis-point change from the prior-year period	(2,440)

The effective rate for income taxes was 32.5% and 56.9% for the three months ended September 30, 2026 and 2025, respectively, a 2,440 basis point decrease period over period. The extent of the period-over-period change was broadly impacted by the lower earnings before income taxes for the three months ended September 30, 2025. The decrease in the effective tax rate was primarily attributable to a more favorable estimated full year geographical mix of earnings partially offset by the estimated increase in unrecognized tax benefits primarily related to transfer pricing matters impacting multiple tax jurisdictions.

THE ESTÉE LAUDER COMPANIES INC.

NET EARNINGS

	Three Months Ended September 30,
($ in millions, except per share data)	2026	2025
As Reported:
Net earnings	$233	$47
$ Change from prior-year period	186
% Change from prior-year period	100+%
Diluted net earnings per common share	$.64	$.13
% Change from prior-year period	100+%

Non-GAAP Financial Measure(1):
% Change in diluted net earnings (loss) per common share from the prior-year period adjusting for the impact of charges associated with restructuring and other activities	100+%

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
The following table provides reconciliations between these non-GAAP financial measures and the most directly comparable U.S. GAAP measures.

($ in millions, except per share data)	Three Months Ended September 30,		Variance	% Change	% Change in constant currency
	2026	2025
Net sales, as reported	$3,715	$3,481	$234	7%	6%
Returns associated with restructuring and other activities	1	(1)	2
Net sales, as adjusted	$3,716	$3,480	$236	7%	6%

Operating income, as reported	$408	$169	$239	100+%	100+%
Charges associated with restructuring and other activities	41	86	(45)
Operating income, as adjusted	$449	$255	$194	76%	80%

Diluted net earnings per common share, as reported	$.64	$.13	$.51	100+%	100+%
Charges associated with restructuring and other activities	.08	.19	(.11)
Diluted net earnings per common share, as adjusted	$.72	$.32	$.40	100+%	100+%

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

THE ESTÉE LAUDER COMPANIES INC.
The following table reconciles the change in net sales by product category and geographic region, as reported, to the change in net sales excluding the effects of foreign currency translation:

	As Reported			Impact of foreign currency translation	Variance, in constant currency	% Change, as reported	% Change, in constant currency
	Three Months Ended September 30,
($ in millions)	2026	2025	Variance
By Product Category:
Skin Care	$1,651	$1,575	$76	$(18)	$58	5%	4%
Makeup	1,048	1,030	18	(4)	14	2	1
Fragrance	861	721	140	1	141	19	20
Hair Care	128	129	(1)	1	—	(1)	—
Other	28	25	3	—	3	12	12
	3,716	3,480	236	(20)	216	7	6
Returns associated with restructuring and other activities	(1)	1	(2)	—	(2)
Total	$3,715	$3,481	$234	$(20)	$214	7%	6%

By Geographic Region:
The Americas	$1,227	$1,174	$53	$(3)	$50	5%	4%
EUKEM	923	901	22	10	32	2	4
Asia/Pacific	952	873	79	9	88	9	10
Mainland China	614	532	82	(36)	46	15	9
	3,716	3,480	236	(20)	216	7	6
Returns associated with restructuring and other activities	(1)	1	(2)	—	(2)
Total	$3,715	$3,481	$234	$(20)	$214	7%	6%

THE ESTÉE LAUDER COMPANIES INC.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal sources of funds historically have been cash flows from operations, borrowings pursuant to our commercial paper program, borrowings from the issuance of long-term debt and committed and uncommitted credit lines provided by banks and other lenders in the United States and abroad. At September 30, 2026, we had cash and cash equivalents of $3,198 million compared with $3,498 million at June 30, 2026. Our cash and cash equivalents are maintained at a number of financial institutions. To mitigate the risk of uninsured balances, we select financial institutions based on their credit ratings and financial strength, and we perform ongoing evaluations of these institutions to limit our concentration risk exposure.

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

Tariffs negatively impacted our operating results in the fiscal 2027 first quarter and we are continuing to monitor and assess the potential effects of changing tariff conditions globally.

On October 5, 2026, we completed the acquisition of the remaining equity interest in Mountain Valley Springs India Private Limited, the owner of the Forest Essentials brand, an India-based beauty brand grounded in the science of modern Luxurious Ayurveda, and paid $160 million for the purchase of the remaining 51% equity interest and $37 million related to a one-time inducement payment which is excluded from the consideration transferred, using cash on hand. For further information related to the acquisition, refer to Note 14 - Subsequent Events.

Credit Ratings
Changes in our credit ratings will likely result in changes in our borrowing costs. Our credit ratings also impact the cost of our revolving credit facilities. Downgrades in our credit ratings may reduce our ability to issue commercial paper and/or long-term debt and would likely increase the relative costs of borrowing. A credit rating is not a recommendation to buy, sell, or hold securities, is subject to revision or withdrawal at any time by the assigning rating organization, and should be evaluated independently of any other rating. As of October 26, 2026, our long-term debt is rated A- with a stable outlook by Standard & Poor’s and A3 with a negative outlook by Moody’s.

THE ESTÉE LAUDER COMPANIES INC.
Debt
At September 30, 2026, our outstanding borrowings were as follows:

($ in millions)	Long-term Debt	Current Debt	Total Debt
5.150% Senior Notes, due May 15, 2053 ("2053 Senior Notes") (1), (15)	$591	$—	$591
3.125% Senior Notes, due December 1, 2049 (“2049 Senior Notes”) (2), (15)	637	—	637
4.150% Senior Notes, due March 15, 2047 (“2047 Senior Notes”) (3), (15)	495	—	495
4.375% Senior Notes, due June 15, 2045 (“2045 Senior Notes”) (4), (15)	454	—	454
3.700% Senior Notes, due August 15, 2042 (“2042 Senior Notes”) (5), (15)	248	—	248
6.000% Senior Notes, due May 15, 2037 (“2037 Senior Notes”) (6), (15)	296	—	296
5.000% Senior Notes, due February 14, 2034 ("2034 Senior Notes) (7), (15)	593	—	593
5.75% Senior Notes, due October 15, 2033 (“October 2033 Senior Notes”) (8), (15)	198	—	198
4.650% Senior Notes, due May 15, 2033 ("May 2033 Senior Notes") (9), (15)	696	—	696
1.950% Senior Notes, due March 15, 2031 ("2031 Senior Notes") (10), (15)	556	—	556
2.600% Senior Notes, due April 15, 2030 ("2030 Senior Notes") (11), (15)	615	—	615
2.375% Senior Notes, due December 1, 2029 (“2029 Senior Notes”) (12), (15)	646	—	646
4.375% Senior Notes, due May 15, 2028 ("2028 Senior Notes") (13), (15)	698	—	698
3.150% Senior Notes, due March 15, 2027 (“2027 Senior Notes”) (14), (15)	—	500	500
Other long-term borrowings	25	3	28
	$6,748	$503	$7,251

(1)Consists of $600 million principal, unamortized debt discount of $3 million and debt issuance costs of $6 million.
(2)Consists of $650 million principal, unamortized debt discount of $7 million and debt issuance costs of $6 million.
(3)Consists of $500 million principal, unamortized debt discount of $1 million and debt issuance costs of $4 million.
(4)Consists of $450 million principal, net unamortized debt premium of $7 million and debt issuance costs of $3 million.
(5)Consists of $250 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(6)Consists of $300 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(7)Consists of $650 million principal, unamortized debt discount of $1 million, debt issuance costs of $4 million and a $52 million loss to reflect the fair value of interest rate swaps.
(8)Consists of $200 million principal, unamortized debt discount of $1 million and debt issuance costs of $1 million.
(9)Consists of $700 million principal, unamortized debt discount of $1 million and debt issuance costs of $3 million.
(10)Consists of $600 million principal, unamortized debt discount of $2 million, debt issuance costs of $2 million and a $40 million loss to reflect the fair value of interest rate swaps.
(11)Consists of $700 million principal, debt issuance costs of $2 million and a $83 million loss to reflect the fair value of interest rate swaps.
(12)Consists of $650 million principal, unamortized debt discount of $2 million and debt issuance costs of $2 million.
(13)Consists of $700 million principal and debt issuance costs of $2 million.
(14)Consists of $500 million principal.
(15)The Senior Notes contain certain customary covenants, including limitations on indebtedness secured by liens.
Total debt as a percent of total capitalization was 64% and 66% at September 30, 2026 and June 30, 2026, respectively.
Cash Flows

	Three Months Ended September 30,
(In millions)	2026	2025
Net cash flows used for operating activities	$(166)	$(340)
Net cash flows used for investing activities	$(61)	$(116)
Net cash flows used for financing activities	$(80)	$(239)

THE ESTÉE LAUDER COMPANIES INC.
The change in net cash flows used for operating activities was primarily driven by higher net earnings, excluding non-cash items, and to a lesser extent, the favorable change in operating assets and liabilities variances.

The change in net cash flows used for investing activities was primarily driven by a favorable year-over-year impact from the settlement of net investment hedges and lower capital expenditures compared to the prior-year period.

The change in net cash flows used for financing activities primarily reflected the payment of deferred consideration in the fiscal 2026 first quarter associated with the fiscal 2023 acquisition of TOM FORD.

Dividends
For a summary of quarterly cash dividends declared per share on our Class A and Class B Common Stock during the three months ended September 30, 2026, see Notes to Consolidated Financial Statements, Note 11 – Equity.

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

Credit Risk
For a discussion of credit risk, see Notes to Consolidated Financial Statements, Note 4 – Derivative Financial Instruments (Credit Risk).

Market Risk
We address certain financial exposures through a controlled program of market risk management that includes the use of foreign currency forward contracts to reduce the effects of fluctuating foreign currency exchange rates and to mitigate the change in fair value of specific assets and liabilities on the balance sheet, anticipated transactions and the net investment in certain foreign operations. To perform a sensitivity analysis of our foreign currency forward contracts, we assess the change in fair values from the impact of hypothetical changes in foreign currency exchange rates. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our portfolio would have resulted in a net decrease in the fair value of our portfolio of approximately $159 million and $164 million as of September 30, 2026 and June 30, 2026, respectively. This potential change does not consider our underlying foreign currency exposures.

We also enter into cross-currency swap contracts to hedge the impact of foreign currency changes on certain intercompany foreign currency denominated debt and to hedge a portion of the net investment in certain foreign operations. A hypothetical 10% weakening of the U.S. dollar against the foreign exchange rates for the currencies in our cross-currency swap contracts would have resulted in a net decrease in the fair value of our cross-currency swap contracts of approximately $76 million as of September 30, 2026 and June 30, 2026.

In addition, we enter into interest rate derivatives to manage the effects of interest rate movements on our funded indebtedness, including future debt issuances. Based on a hypothetical 100 basis point increase in interest rates, the estimated fair value of our interest rate derivatives would decrease by approximately $67 million and $72 million as of September 30, 2026 and June 30, 2026, respectively.

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
CRITICAL ACCOUNTING POLICIES
As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates. Refer to the Critical Accounting Policies and Estimates section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Since June 30, 2026, there have been no significant changes to the assumptions and estimates related to our critical accounting policies.

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

THE ESTÉE LAUDER COMPANIES INC.
(5)the success, or changes in timing or scope, of new product innovation, including launches, and the success, or changes in timing or scope, of advertising, sampling and merchandising programs;
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

THE ESTÉE LAUDER COMPANIES INC.

Item 4. Controls and Procedures.
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2026 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
As part of our review of internal control over financial reporting, we make changes to systems and processes to improve such controls and increase efficiencies, while ensuring that we maintain an effective internal control environment. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2027 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
For a discussion of legal proceedings, see Notes to Consolidated Financial Statements, Note 8 – Commitments and Contingencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock in the open market or in privately negotiated transactions, depending on market conditions and other factors. The following table provides information relating to our repurchase of Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(2)
July 2026	—	$—	—	25,073,242
August 2026	6,591	106.06	—	25,073,242
September 2026	—	—	—	25,073,242
	6,591	106.06	—

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

THE ESTÉE LAUDER COMPANIES INC.
Item 5. Other Information.

Trading Arrangements

During the fiscal 2027 first quarter, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(a) of Regulation S-K under the Exchange Act.

Disclosure Required Pursuant to Section 13(r) of the Securities Exchange Act of 1934

During the fiscal 2027 first quarter, the Company made payments of eighty-seven U.S. dollars to maintain its intellectual property rights in Iran, as part of its intellectual property protection efforts, under a specific license granted by the U.S. Department of Treasury’s Office of Foreign Asset Control (OFAC). The Company does not generate any revenues or profits from this activity, and plans to continue these activities, as authorized under the specific license. These trademarks are registered with the Intellectual Property Center of the Islamic Republic of Iran (IPC) through intellectual property counsel and service providers located in the United Arab Emirates and Iran. The payments were made to IPC at its account at the Central Bank of Iran, which was designated by OFAC as sanctioned under its counterterrorism authority pursuant to Executive Order 13224 on September 20, 2019.

Item 6. Exhibits.

Exhibit Number	Description

10.1	The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (as of November 17, 2026).†

10.2
Form of Restricted Stock Unit Award Agreement for Annual Stock Units under The Estée Lauder Companies Inc. Amended and Restated Non-Employee Director Share Incentive Plan (including Form of Notice of Grant).†

10.3	Summary of Compensation for Non-Employee Directors of the Company.†

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO).

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO). (furnished)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO). (furnished)

101.1
The following materials from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from The Estée Lauder Companies Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 is formatted in iXBRL

____________________
† Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ESTÉE LAUDER COMPANIES INC.

	By:	/s/ AKHIL SHRIVASTAVA
Date: November 2, 2026		Akhil Shrivastava
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)